Form 10-Q
period 1996-03-31
FLUSHING FINANCIAL CORP
filed 1996-05-13
CIK 923139

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended MARCH 31, 1996.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from              to

Commission File Number: 000-24272


                        FLUSHING FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

             DELAWARE                               11-3209278
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

       144-51 NORTHERN BOULEVARD                      11354
          FLUSHING, NEW YORK
(Address of principal executive offices)            (Zip Code)

                             (718) 961-5400
           (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  (1) Yes /X/  No / /
                                                  (2) Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           AT MARCH 31, 1996 7,957,767 SHARES WERE OUTSTANDING.

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

                               SEC FORM 10-Q
                               -------------
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

INDEX                                                            PAGE No.
- - -----                                                            --------
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition
           as of March 31, 1996 and December 31, 1995
           (unaudited).                                              3

           Consolidated Statements of Operations for the three
           months ended March 31, 1996 and 1995 (unaudited).         4

           Consolidated Statements of Cash flows for the three
           months ended March 31, 1996 and 1995 (unaudited).         5

           Notes to Consolidated Financial Statements.               6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                       17

Item 2.    Changes in Securities.                                   17

Item 3.    Defaults Upon Senior Securities.                         17

Item 4.    Submission of Matters to a Vote of Security Holders.     17

Item 5.    Other information.                                       17

Item 6.    Exhibits and Reports on Form 8-K.                        17

SIGNATURES                                                          18

EXHIBITS                                                            19

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            MARCH 31,       DECEMBER 31,
                                              1996              1995
                                          -------------    -------------
                                                    (Unaudited)
ASSETS:
Cash and due from banks                   $  10,217,765    $  11,883,639
Federal funds sold and overnight
  interest-earning deposits                   4,200,000        7,438,000
Securities available for sale:
  Mortgage-backed securities                169,067,704      179,300,164
  Other securities                          227,501,913      202,147,039
Loans:
  1-4 Family residential mortgage loans     177,366,073      170,088,462
  Multi-family  mortgage loans               77,912,026       69,139,758
  Commercial real estate loans               45,281,079       45,214,727
  Consumer loans                              2,121,368        2,328,365
  Less:  Unearned loan fees                  (1,306,375)      (1,334,991)
         Allowance for loan losses           (5,349,613)      (5,309,859)
                                           -------------   --------------
  Net loans                                 296,024,558      280,126,462
Interest and dividends receivable             6,463,841        5,879,501
Real estate owned, net                        1,667,767        1,869,431
Bank premises and equipment, net              5,960,010        6,114,033
Other assets                                 18,278,622       13,626,246
                                           -------------   --------------
         Total assets                     $ 739,382,180    $ 708,384,515
                                           =============   ==============
LIABILITIES:
Due to depositors:
  Non-interest bearing                    $  10,093,010    $  10,372,448
  NOW and money market accounts              47,480,965       47,154,968
  Savings accounts                          216,227,551      215,577,540
  Certificates of deposit                   293,081,501      284,302,238
Mortgagors' escrow deposits                   4,834,356        2,456,948
Borrowed funds                               21,000,000                0
Other liabilities                             8,248,336        7,190,167
                                            -----------      -----------
         Total liabilities                  600,965,719      567,054,309
                                            -----------      -----------
Committments and Contingencies (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value;
  5,000,000 shares authorized)                       0                 0
Common stock ($0.01 par value; 20,000,000
  shares authorized; 8,625,000 shares
  issued: 7,957,767 and 7,957,100 shares
  outstanding at March 31, 1996 and at
  December 31, 1995, respectively)              86,250            86,250
Additional paid-in capital                  96,517,087        96,514,628
Employee benefit trust - unearned
  compensation                              (7,673,179)       (7,680,850)
Retained earnings                           52,440,333        50,777,543
Net unrealized (loss) gain on securities
  available for sale, net of taxes          (2,954,030)        1,632,635
                                           ------------      -----------
     Total stockholders' equity            138,416,461       141,330,206
                                           ------------      -----------
     Total liabilities and stockholders'
       equity                            $ 739,382,180     $ 708,384,515
                                           ============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the three months ended
                                                           March 31,
                                                   --------------------------
                                                       1996           1995
                                                   ----------      ----------
                                                          (Unaudited)
Interest and dividend income:
  Interest and fees on loans                        $ 6,535,855 $   6,226,426
  Interest and dividends on securities:
      Taxable interest                                6,067,452     4,376,698
      Tax-exempt interest                                13,739        30,273
      Dividends                                         109,861       112,753
  Other interest income                                 173,542       206,746
                                                     ----------    ----------
        Total interest and dividend income           12,900,449    10,952,896
                                                     ----------    ----------
Interest expense:
  Deposits                                            5,991,521     4,937,714
  Other interest expense                                150,209       221,654
                                                     ----------    ----------
        Total interest expense                        6,141,730     5,159,368
                                                     ----------    ----------
  Net interest income                                 6,758,719     5,793,528
Provision for loan losses                               151,946       110,171
                                                     ----------    ----------
  Net interest income after provision for
    loan losses                                       6,606,773     5,683,357
                                                     ----------    ----------
Non-interest income:
  Other fee income                                      228,686       214,785
  Net gain on sales of securities and loans             321,976        53,411
  Amortization of deferred gain from sale
    of real estate                                            0       368,918
  Other income                                          191,283       284,404
                                                     ----------    ----------
        Total non-interest income                       741,945       921,518
                                                     ----------    ----------
Non-interest expense:
  Salaries and employee benefits                      2,016,092     1,812,066
  Directors' pension expense                             20,202       643,800
  Occupancy and equipment                               524,238       473,606
  Professional services                                 501,061       359,965
  Federal deposit insurance premiums                        500       357,633
  Data processing                                       255,005       196,626
  Depreciation and amortization                         195,425       173,359
  Real estate owned                                      38,108       204,144
  Conversion expenses                                         0     2,221,832
  Other operating                                       691,485       666,313
                                                     ----------    ----------
        Total non-interest expense                    4,242,116     7,109,344
                                                     ----------    ----------
Income (loss) before income taxes                     3,106,602      (504,469)
                                                     ----------    ----------
Provision for income taxes:
  Federal                                               879,727       323,191
  State and local                                       564,085       230,739
                                                     ----------    ----------
        Total taxes                                   1,443,812       553,930
                                                     ----------    ----------
  Net income (loss)                                 $ 1,662,790 $  (1,058,399)
                                                     ==========    ==========

  Primary and fully diluted earnings per
  share                                             $      0.21             NA
  Weighted average shares outstanding                 7,957,381             NA

     The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                              March 31,
                                                     -------------------------
                                                         1996          1995
                                                      ----------    ----------
                                                             (Unaudited)
Cash flows provided by operating activities:
  Net income (loss)                                   $ 1,662,790 $(1,058,399)
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                             151,946     110,170
    Provision for losses on real estate owned               9,096     103,025
    Depreciation of bank premises and equipment           195,425     173,357
    Net gain on sales of securities & loans              (321,976)    (53,412)
    Net gain (loss) on sales of real estate owned         (21,169)     28,244
    Amortization of unearned premium, net of accretion
      of unearned discount                                342,517     463,026
    Amortization of deferred income                      (179,212)   (176,079)
    Deferred income tax provision                          52,008     392,270
    Deferred compensation                                  40,835      16,567
    Changes in operating assets and liabilities, net        2,289   1,467,942
                                                       -----------  ---------
        Net cash provided by operating activities       1,934,549   1,466,711
                                                       -----------  ---------

Cash flows (used in) provided by investing activities:
  Purchases of bank premises and equipment                (41,402)  ( 332,313)
  Purchases of securities available for sale          (90,128,000) (3,976,000)
  Purchases of securities held to maturity                      0  (2,751,000)
  Proceeds from sales and calls of securities
     available for sale                                48,587,976  11,634,412
  Proceeds from maturities and prepayments of
     securities available for sale                     17,607,698   3,643,892
  Proceeds from calls of securities held to maturity            0      31,000
  Proceeds from maturities and prepayments of
     securities held to maturity                                0   2,338,394
  Net originations and repayments of loans            (10,749,708) (2,601,256)
  Purchases of loans                                   (5,388,000) (8,007,000)
  Proceeds from sales and operations of real estate
     owned                                                409,642     427,675
        Net cash (used in) provided by investing      ------------ ----------
            activities                                (39,701,794)    407,804
                                                      ------------ ----------
Cash flows provided by financing activities:
  Net (decrease) increase in non-interest bearing
      deposits                                           (279,438)  7,876,736
  Net increase in interest bearing deposits             9,755,271   1,514,954
  Net increase in mortgagors' escrow deposits           2,377,408   2,000,909
  Repayment of securities sold with the agreement
      to repurchase                                             0  (5,000,000)
  Borrowed funds                                       21,000,000           0
  Employee benefit trust                                   10,130           0
                                                      -----------  ----------
        Net cash provided by financing activities      32,863,371   6,392,599
                                                      -----------  ----------

Net (decrease) increase in cash and cash equivalents   (4,903,874)  8,267,114
Cash and cash equivalents, beginning of period         19,321,639  22,168,214
                                                      ----------- -----------
Cash and cash equivalents, end of period              $14,417,765 $30,435,328
                                                      =========== ===========

Supplemental cash flow disclosure:
  Interest paid                                       $ 6,129,041  $5,141,288
  Income taxes paid                                       328,408     295,066
Noncash activities:
  Loans originated as the result of real estate sales     146,525     150,292
  Loans transferred through the foreclosure of a
      related mortgage loan or through in-substance
      foreclosure to real estate owned                    341,169      29,782
  Net change in unrealized gain (loss) on securities
      available for sale                               (8,498,080)  5,390,611

     The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the financial condition of Flushing Financial Corporation and Subsidiaries (the "Company") as of March 31, 1996, the results of operations and cash flow statements for the three months ended March 31, 1996 and 1995. These adjustments consists of items which are of a recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). It is presumed that the users of the accompanying unaudited financial statements have read or have access to the Company's audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders and SEC Form 10-K for the year ended December 31, 1995.

2.  NATURE OF OPERATIONS

Flushing Financial Corporation is a newly formed holding company, formed for the purpose of acquiring all of the common stock of Flushing Savings Bank, FSB (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization which was completed on November 21, 1995. Activities prior to November 21, 1995 presented in the financial statements relate to the Bank only. The acquisition was accounted for using the pooling of interest method.


3.  COMMITMENTS AND CONTINGENCIES

On February 6, 1995, the Superintendent of Banks of the State of New York (the "Superintendent") seized control of the business and property of Nationar, a commercial bank and trust company wholly owned by savings institutions ("Nationar"), due to its alleged unsafe and unsound financial condition. The Superintendent is currently in the process of winding up the affairs of Nationar and liquidating assets. The company has deposits at Nationar totaling $4,408,105 that have been frozen pending the completion of the liquidation. The combined deposits are included in other assets. In connection with the liquidation process, the Company has filed a claim for these funds with the New York State Banking Department.

Uncertainties exist regarding amounts ultimately distributable to creditors of Nationar. These uncertainties include (i) the legal process and results of evaluation of claims, and resolution of contested claims; (ii) the amounts realized on the assets of Nationar in its liquidation; and (iii) the legal and administrative expenses that will be incurred during the course of liquidation. The New York State Banking Department has given preliminary indications that the assets may be inadequate to satisfy all claims of creditors in full. The Company recorded a provision for estimated losses in the amount of $660,000, representing approximately 15% of the Company's total demand deposit claims against Nationar.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Flushing Financial Corporation (the "Holding Company") was formed in May 1994 to serve as the holding company for Flushing Savings Bank, FSB ("Bank"). On November 21, 1995, the Bank completed its Conversion ("Conversion") from a federally charted mutual savings bank to a federally chartered stock savings bank. In connection with the Conversion, the Holding Company issued 8,625,000 shares of common stock at a price of $11.50 per share and utilized a portion of the proceeds to acquire all of the issued shares of the Bank. Prior to the Conversion, the Holding Company had no assets, liabilities or operations. The following discussion of financial condition and results of operations include the collective results of the Holding Company and the Bank (collectively the "Company"), but reflects principally the Bank's activities. Unless otherwise indicated, for the periods prior to November 21, 1995, reference to the Company reflects only the Bank's activities.

The Company's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in originations and purchases of one-to-four family residential mortgage loans (including condominium and home equity loans), commercial real estate loans and multi-family income-producing property loans. To a lesser extent, the Company originates co-operative apartment loans, construction and consumer loans. The Company also invests in U.S. government and federal agency securities, mortgage-backed securities, corporate fixed-income securities and other marketable securities.

The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of interest paid on deposit accounts. The Company's results of operations may also be significantly affected by its periodic provision for loan losses and provision for losses on real estate owned ("REO") as well as non-interest income, general and administrative expenses, other non-interest expense and income tax expense. In addition, such results may be significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be foward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the Company's 1995 Annual Report to Shareholders and SEC Form 10-K for the year ended December 31, 1995

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


under the captions "Management Strategy" and "Results of Operation-General" and "Other Trends and Contingencies", and elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company has no obligation to update these forward-looking statements.

COMPARISION OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED MARCH 31, 1996 AND 1995

General. Net income for the first quarter of 1996 was $1.7 million compared to a net loss of $1.1 million for the first quarter of 1995. The first quarter 1995 Statement of Operations includes certain non-recurring items, which if excluded, net of tax effect, would have resulted in a net income of $1.1 million for the first quarter of 1995. Excluding the non-recurring items incurred in 1995, net income increased $587,000, or 54.56% from the three months ended March 31, 1995 as compared to the three months ended March 31, 1996. This increase is primarily the result of a $965,000 increase in net interest income and an increase of $189,000 in non-interest income, offset in part by an $527,000 increase in provision for income taxes.

Interest Income. Interest income for the three months ended March 31, 1996 was $12.9 million, an increase of $1.9 million as compared to $11.0 million for the three months ended March 31, 1995. This increase is due primarily to a $1.7 million increase in interest income from securities as the average securities balance increased $103.0 million from $281.7 million for the three months ended March 31, 1995 to $384.7 million for the comparable 1996 period. Interest income from mortgage loans also increased by $326,000 as the average mortgage loan balances increased $31.3 million from $255.4 million for the first quarter of 1995 to $286.7 million for the first quarter of 1996. The increase in income due to the average yield of the mortgage loan balances was partly offset by a 60 basis point decline in the average yield of the mortgage loan portfolio.

Interest Expense. Interest expense increased $982,000 from $5.2 million for the three months ended March 31, 1995 to $6.1 million for the three months ended March 31, 1996. This increase resulted from a $1.1 million increase in deposit expense, offset in part by $71,000 decline in borrowed funds expense. Deposit expense increased as the average deposit balances increased $26.6 million from $524.7 million for the three months ended March 31, 1995 to $551.3 million for the three months ended March 31, 1996. This increase in average balances is primarily due to a $57.9 million increase in higher costing certificates of deposit accounts, partly offset by a $32.3 million decline in lower costing passbook and money market accounts. Furthering the increase in deposit expense was a rise of 72 basis points in the average cost of certificates of deposit accounts from 5.04% for the quarter ended March 31, 1995 to 5.76% for the quarter ended March 31, 1996. Interest expense for borrowed funds declined as average cost of borrowed funds decreased 1.65 percentage points from 6.96% for the first quarter of 1995 to 5.31% for the first quarter of 1996.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Loan Losses. The provision for loan losses during the three months ended March 31, 1996 was $152,000 compared to $110,000 for the three months ended March 31, 1995. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio, it's analysis of specific loan situations, and the increase in the loan portfolio.

Non-Interest Income. Total non-interest income declined by $180,000 from $922,000 for the first quarter of 1995 as compared to $742,000 for the first quarter of 1996. This decline is primarily attributable to a non-recurring item during 1995 for $369,000, offset in part by a $269,000 increase in gain on sales of securities. The non-recurring item relates to the amortization of deferred gain recognized on a prior period sale of real estate.

Non-Interest Expense. Non-Interest expense for three months ended March 31, 1996 totaled $4.2 million, representing a decrease of $2.9 million from the comparable 1995 period. This decrease is due primarily to two non-recurring items during the first quarter of 1995: the expensing of $2.2 million of deferred costs that were associated with the Conversion through March 31, 1995 and the immediate recognition of $644,000 representing the projected benefit obligation under the retirement plan for the Company's non-employee directors. Excluding these two non-recurring items, total non-interst expense in the first quarter of 1996 was essentially flat, as compared to the first quarter of 1995, as a $357,000 decrease in federal deposit insurance premium was largely offset by an increase in salaries and employee benefits, and the use of professional services attributable to benefits and other costs associated with the operation of a public company.

Income Before Income Taxes. Total income before provision for income taxes increased $3.6 million for reasons stated above. Excluding the previously described non-recurring items, total income before provision for income taxes would have increased $1.1 million, or 55.93%.

Provision for Income Taxes. Income tax provision for the three months ended March 31, 1995 was relatively higher than the three months ended March 31, 1996. This is primarily due to the write-off of certain non-deductible costs that were associated with the Conversion through March 31, 1995. This increase is partially offset by a decrease in the valuation allowance on a deferred tax asset atributable to a deferred gain on on a deferred tax asset attributable to a deferred gain on the sale of real estate.

                       PART I  - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

Assets. From the year ended December 31, 1995, total assets increased $31.0 million to $739.4 million at March 31, 1996. The growth in assets is primarily reflected in a $15.9 million increase in net loans and a net increase of $15.1 million in investment securities. The investment securities also reflects an $8.5 million unrealized loss on mark-to-market valuation of securities, before tax effect, as a result of increases in prevailing interest rates. An increasing interest rate environment may result in an increase in unrealized loss on mark-to-market valuation of securities. The actual amount of cash flows from investment securities does not change as a result of mark-to-market valuation adjustments.

As part of the Company's continuing effort to manage non-performing assets, real estate owned declined by $202,000, or 10.79%, from December 31, 1995 levels. Non-performing loans as a percentage of gross loans declined 10 basis points from 1.74% at December 31, 1995 to 1.64% at March 31, 1996. Allowance for loan losses to total non-performing loans also increased from 106.61% at December 31, 1995 to 107.67% at March 31, 1996.

Liabilities. Deposit balances increased by $9.5 million from the end of 1995 to March 31, 1996, reflecting increases in certificates of deposit accounts. During the first quarter of 1996, the Bank borrowed $21.0 million from the Federal Home Loan Bank ("FHLB") at an average cost of 5.31% with maturities ranging from two to three years. The Company initiated a borrowing program as part of its strategy to leverage its balance sheet when rates are attractive to management for financing investment opportunities.

Equity. Total equity decreased $2.9 million to $138.4 million at March 31, 1996, reflecting the $1.7 million net income for the first quarter of 1996, offset by a decrease of $4.6 million, net of taxes, in unrealized market value of securities available for sale from December 31, 1995 to March 31, 1996.
The decline in the market value of securities available for sale is related to an increasing interest rate environment during the latter portion of the first quarter of 1996. Due to the magnitude of the Company's securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce fluctuations in the equity of the Company.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require the maintenance of an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At March 31, 1996 and December 31, 1995, the Bank's liquidity ratio, computed in accordance with the OTS requirement, was 16.15% and 20.73%, respectively. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

OTHER TRENDS AND CONTINGENCIES

Recent Legislative proposals would repeal the special bad debt reserve deduction for federal income tax purposes that currently is available for qualifying thrifts, such as the Bank, and would require recapture of a portion of the previously deducted bad debt reserves into income over a period of six to eight years, for tax years beginning after December 31, 1995. The Company is unable to predict whether such legislation will be enacted and if so in what form. The repeal of the bad debt reserve deduction could result in a significant increase in the Bank's income tax liabilities. For a detailed discussion of this proposed legislation, see the Company's 1995 Annual Report to Shareholders and SEC Form 10-K for the year ended December 31, 1995, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Trends and Contingencies" and "Risk Factors-Pending Legislation", respectively.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY CAPITAL POSITION
- - ---------------------------

Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 1996, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 1996:

                                                                Percent of
                                                     Amount       Assets
                                                   ----------   -----------
                                                    (Dollars in thousands)
Flushing Savings Bank GAAP capital                 $  97,888       14.01%

Tangible capital:
     Capital level                                   100,328       14.31%
     Requirement                                      10,518        1.50
     Excess                                           89,810       12.81

Core capital:
     Capital level                                   100,328       14.31%
     Requirement                                      28,047        4.00
     Excess                                           72,281       10.31

Risk-based capital:
     Capital level                                   104,567       30.93%
     Requirement                                      27,042        8.00
     Excess                                           77,525       22.93

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES
- - ----------------
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three months ended March 31, 1996 and 1995, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                               For the three months ended March 31,
                                  ------------------------------------------------------------
                                             1996                          1995
                                  -------------------------------  ---------------------------
                                     Average            Average    Average            Average
                                     Balance  Interest Yield/Cost  Balance  Interest Yield/Cost
                                     -------  -------- ----------  -------  -------- ----------

ASSETS
  Interest-earning assets:
    Mortgage loans, net             $ 286,666  $ 6,477     9.04%   $ 255,377  $ 6,151     9.63%


    Other loans                         2,261       59    10.44        3,163       77     9.74
    Mortgage-backed securities        177,802    2,809     6.32      174,754    2,812     6.44
    Interest-earning deposits          12,629      174     5.51       15,246      207     5.43
    Other securities                  206,892    3,382     6.54      106,931    1,706     6.38
                                    ---------   -------    ----      -------   ------    -----
     Total interest-earning assets    686,250   12,901     7.52      555,471   10,953     7.89
                                                -------    ----                ------    -----
    Non-interest earning assets        36,855                         40,408
                                    ---------                       --------
     Total assets                   $ 723,105                      $ 595,879
                                    =========                       ========
LIABILITIES and NET WORTH
  Interest-bearing liabilities:
    Deposits:
     Passbook accounts              $ 215,853    1,535     2.84    $ 241,116    1,694     2.81

     NOW accounts                      18,920       89     1.88       17,937       83     1.85
     Money market accounts             27,800      194     2.79       34,791      239     2.75
     Certificates of deposit accounts 288,723    4,157     5.76      230,827    2,908     5.04
     Mortgagors escrow deposits         4,047       16     1.58        3,788       13     1.37
   Borrowed funds                      10,395      138     5.31       11,544      201     6.96
   Other interest-bearing liabilities     596       13     8.72          853       21     9.85
                                       ------    -----     ----      -------    -----     ----
   Total interest-bearing liabilities 566,334    6,142     4.34      540,856    5,159     3.82
                                                 -----     ----                 -----     ----
   Other liabilities                   16,187                         13,593
                                      -------                        -------
     Total liabilities                582,521                        554,449
   Equity                             140,584                         41,430
                                      -------                        -------
     Total liabilities and equity   $ 723,105                      $ 595,879
                                      =======                        =======
Net interest income/expense spread             $ 6,759     3.18%              $ 5,794     4.07%
                                                 =====     ====                 =====     ====
Net interest-earning assets/
  net interest margin               $ 119,916              3.94%    $14,615               4.17%

                                      =======              ====      ======               ====
Ratio of interest-earning asset to
  interest-bearing liabilities                             1.21x                          1.03x
                                                          =====                          =====

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN ACTIVITY
- - -------------
The following table sets forth the Company's loan originations (including the net effect of refinancings) and the changes in the Company's portfolio of loans, including purchases, sales and principal reductions for the period indicated.

                                            For the three        For the
                                             months ended       year ended
                                            March 31, 1996   December 31, 1995
                                         ------------------   ----------------
                                                      (In thousands)
MORTGAGE LOANS:
  At beginning of period                     $ 284,443           $ 255,596
  Mortgage loans originated:
     One-to-four family                          5,857              19,298
     Cooperative                                     0                 140
     Multi-family                               10,892              19,162
     Commercial                                    680               2,144
                                               -------              ------
       Total mortgage loans originated          17,429              40,744
     Acquired loans                              5,388              18,766
  Less:
     Principal reductions                        6,326              29,384
     Mortgage loans sold                             0                 626
     Mortgage loan foreclosures                    375                 653
                                               -------             -------
  At end of period                           $ 300,559           $ 284,443
                                               =======             =======
OTHER LOANS:
  At beginning of period                     $   2,328           $   3,231
  Net activity                                    (207)               (903)
                                                 -----               -----
  At end of period                           $   2,121           $   2,328
                                                ======              ======

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS
- - ---------------------
The Company reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and real estate owned ("REO") at the dates indicated.

                                                  March 31,     December, 31
                                                    1996           1995
                                                 ----------     ------------
                                                    (Dollars in thousands)
Non-accrual mortgage loans                        $ 4,913          $ 4,697
Other non-accrual loans                                51               50
                                                   ------            -----
     Total non-accrual loans                        4,964            4,747

Mortgage loans 90 days or more delinquent and
  still accruing                                        5              234
Other loans 90 days or more delinquent and
  still accruing                                        0                0
                                                   ------            -----
     Total non-performing loans                     4,969            4,981

Real estate owned (foreclosed real estate)          1,668            1,869
                                                   ------            -----
     Total non-performing assets                  $ 6,637          $ 6,850
                                                   ======            =====
Non-performing loans to gross loans                  1.64%            1.74%
Non-performing assets to total assets                0.90%            0.97%

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES
- - -------------------------

The Company has established and maintains on its books an allowance for loan losses that is designed to provide reserves for estimated losses inherent in the Company's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experiences, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company's staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of allowance.

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                    March 31,    December 31,
                                                      1996          1995
                                                   -----------  -------------
                                                      (Dollars in thousands)
Balance at beginning of period                      $ 5,310         $ 5,370
Provision for loan losses                               152             496
Loans charged-off:
  One-to-four family                                     70             312
  Cooperative                                            51             183
  Multi-family                                           11             251
  Commercial                                              8             260
  Other                                                  11              46
                                                    --------         -------
     Total loans charged-off                            151           1,052
                                                    --------         -------
Recoveries:
  Mortgage loans                                         39             496
  Other                                                   0               0
                                                    --------         -------
     Total recoveries                                    39             496
                                                    --------         -------
Other adjustments                                         0               0
                                                    --------         -------
Balance at end of period                            $ 5,350         $ 5,310
                                                    ========         =======
Ratio of net charge-offs during the year to
  average loans outstanding during the period          0.04%           0.21%
Ratio of allowance for loan losses to gross
  loans at end of period                               1.77%           1.85%
Ratio of allowance for loan losses to
  non-performing loans at end of period              107.67%         106.61%
Ratio of allowance for loan losses to
  non-performing assets at end of period              80.61%          77.52%

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material effect on the Company's consolidated financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

ITEM 5.  OTHER INFORMATION.

   Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

   a)  EXHIBIT

       27  Financial data schedules for electronic (EDGAR) filing.

   b)  REPORTS ON FORM 8-K

       None

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Flushing Financial Corporation



Dated:  May 13, 1996                By:  /s/  James F. McConnell
        -------------                    ------------------------------------
                                          James F. McConnell
                                          President and Chief Executive
                                            Officer

Dated:  May 13, 1996                By:  /s/  Monica C. Passick
        -------------                    ------------------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                             EXHIBIT INDEX

Exhibit
  No.                         Description
- - -------                       -----------

  27                     Financial Data Schedule