Form 10-Q
period 1996-06-30
FLUSHING FINANCIAL CORP
filed 1996-08-14
CIK 923139

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1996.


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

   Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.01 par value
                               (Title of Class)

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

           AT JUNE 30, 1996 8,909,100 SHARES WERE OUTSTANDING.

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

                               SEC FORM 10-Q
                               -------------
             FOR THE THREE- AND- SIX MONTH PERIODS ENDED JUNE 30, 1996

INDEX                                                            PAGE No.
- -----                                                            --------
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition
           as of June 30, 1996 and December 31, 1995
           (unaudited).                                              3

           Consolidated Statements of Income for the three
           months and six months ended June 30, 1996 and 1995
           (unaudited).                                              4

           Consolidated Statements of Cash flows for the six
           months ended June 30, 1996 and 1995 (unaudited).          5

           Notes to Consolidated Financial Statements.               6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                       23

Item 2.    Changes in Securities.                                   23

Item 3.    Defaults Upon Senior Securities.                         23

Item 4.    Submission of Matters to a Vote of Security Holders.     23

Item 5.    Other information.                                       24

Item 6.    Exhibits and Reports on Form 8-K.                        24

SIGNATURES                                                          25

EXHIBITS                                                            26

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            JUNE 30,       DECEMBER 31,
                                              1996              1995
                                          -------------    -------------
                                                    (Unaudited)
ASSETS:
Cash and due from banks                   $  15,525,305    $  11,883,639
Federal funds sold and overnight
  interest-earning deposits                  10,400,000        7,438,000
Securities available for sale:
  Mortgage-backed securities                154,779,861      179,300,164
  Other securities                          233,063,400      202,147,039
Loans:
  1-4 Family residential mortgage loans     199,331,767      170,088,462
  Multi-family  mortgage loans               85,739,863       69,139,758
  Commercial real estate loans               42,277,876       45,214,727
  Consumer loans                              1,952,719        2,328,365
  Less:  Unearned loan fees                  (1,364,280)      (1,334,991)
         Allowance for loan losses           (5,443,288)      (5,309,859)
                                           ------------    -------------
  Net loans                                 322,494,657      280,126,462
Interest and dividends receivable             7,183,635        5,879,501
Real estate owned, net                        1,763,558        1,869,431
Bank premises and equipment, net              5,943,794        6,114,033
Other assets                                 15,477,409       13,626,246
                                           ------------    -------------
         Total assets                     $ 766,631,619    $ 708,384,515
                                           ============    =============
LIABILITIES:
Due to depositors:
  Non-interest bearing                    $   9,641,903    $  10,372,448
  NOW and money market accounts              45,672,420       47,154,968
  Savings accounts                          217,553,869      215,577,540
  Certificates of deposit                   293,976,488      284,302,238
Mortgagors' escrow deposits                   3,475,846        2,456,948
Borrowed funds                               51,000,000                0
Other liabilities                             7,372,900        7,190,167
                                            -----------    -------------
         Total liabilities                  628,693,426      567,054,309
                                            -----------    -------------
Commitments and Contingencies (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value;
  5,000,000 shares authorized)                       0                 0
Common stock ($0.01 par value; 20,000,000
  shares authorized; 8,909,100 and
  8,625,000 shares  outstanding at June 30,
  1996 and at December 31, 1995,
  respectively)                                 89,091            86,250
Additional paid-in capital                 101,134,375        96,514,628
Unearned compensation - employee benefit
  trust                                     (7,664,187)       (7,680,850)
Unearned compensation - restricted
  stock award                               (4,512,909)                0
Retained earnings                           54,091,653        50,777,543
Net unrealized (loss) gain on securities
  available for sale, net of taxes          (5,199,830)        1,632,635
                                           -----------       -----------
     Total stockholders' equity            137,938,193       141,330,206
                                           -----------       -----------
     Total liabilities and stockholders'
       equity                            $ 766,631,619     $ 708,384,515
                                           ===========       ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                           For the three months ended For the six months ended
                                                   June 30,                   June 30,
                                            ------------------------ -------------------------
                                               1996           1995       1996           1995
                                            ----------    ----------  ----------     ---------
                                                               (Unaudited)
Interest and dividend income:
  Interest and fees on loans                $ 6,870,625 $   6,014,761  $ 13,406,480 $ 12,241,187
  Interest and dividends on securities:
      Taxable interest                        6,388,326     4,522,208    12,455,778    8,898,906
      Tax-exempt interest                        18,245        28,824        31,984       59,097
      Dividends                                  86,432       113,516       196,293      226,269
  Other interest income                         150,100       225,936       323,642      432,682
                                             ----------    ----------   -----------   ----------
        Total interest and dividend income   13,513,728    10,905,245    26,414,177   21,858,141
                                             ----------    -----------  -----------   ----------
Interest expense:
  Deposits                                    5,928,434     5,532,057    11,919,955   10,469,771
  Borrowed funds                                462,025       163,625       599,543      367,202
  Other interest expense                         10,229        16,707        22,920       34,784
                                              ---------     ---------   -----------   ----------
        Total interest expense                6,400,688     5,712,389    12,542,418   10,871,757
                                              ---------     ---------   -----------   ----------
  Net interest income                         7,113,040     5,192,856    13,871,759   10,986,384
Provision for loan losses                       150,000        76,402       301,946      186,573
                                              ---------     ---------   -----------   ----------
  Net interest income after provision for
    loan losses                               6,963,040     5,116,454    13,569,813   10,799,811
                                              ---------     ---------   -----------   ----------
Non-interest income:
  Other fee income                              193,947       168,793       422,633      383,578
  Net gain (loss) on sales of securities
    and loans                                   154,361      (198,050)      476,337     (144,639)
  Amortization of deferred gain from sale
    of real estate                                    0       579,000             0      947,918
  New York State gains tax refund                     0       386,912             0      386,912
  Other income                                  197,575       409,946       388,858      694,350
                                              ---------    ----------    ----------   ----------
        Total non-interest income               545,883     1,346,601     1,287,828    2,268,119
                                              ---------     ---------    ----------   ----------
Non-interest expense:
  Salaries and employee benefits              2,129,232     1,775,836     4,145,324    3,587,902
  Directors' pension expense                     20,203        33,672        40,405      677,472
  Occupancy and equipment                       501,854       509,266     1,026,092      982,872
  Professional services                         564,268       412,613     1,065,329      772,578
  Federal deposit insurance premiums                500       357,633         1,000      715,266
  Data processing                               626,624       284,863       881,629      481,489
  Depreciation and amortization                 280,948       178,262       476,373      351,621
  Real estate owned                              91,798       143,255       129,906      347,399
 (Recovery) Provision for deposits
    at Nationar                                (449,392)      660,096      (449,392)     660,096
  Conversion expenses                                 0             0             0    2,221,833
  Other operating                               745,869       545,701     1,437,354    1,212,013
                                              ---------     ---------    ----------   ----------
        Total non-interest expense            4,511,904     4,901,197     8,754,020   12,010,541
                                              ---------     ---------    ----------   ----------
Income  before income taxes                   2,997,019     1,561,858     6,103,621    1,057,389
                                              ---------     ---------    ----------   ----------
Provision for income taxes:
  Federal                                       820,640       246,801     1,700,367      569,992
  State and local                               525,059       128,899     1,089,144      359,638
                                              ---------     ---------    ----------   ----------
        Total taxes                           1,345,699       375,700     2,789,511      929,630
                                              ---------     ---------    ----------   ----------
  Net income                                $ 1,651,320 $   1,186,158  $  3,314,110 $    127,759
                                             ==========     =========    ==========   ==========

 Weighted average number of common
  shares outstanding                          8,086,081            NA     8,021,731           NA

 Primary and fully diluted earnings per
  share                                     $      0.20            NA  $       0.41           NA

     The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the six months ended
                                                              June 30,
                                                     -------------------------
                                                         1996          1995
                                                     -----------    ----------
                                                             (Unaudited)
Cash flows provided by (used in) operating activities:
  Net income                                          $ 3,314,110 $   127,759
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Provision for loan losses                             301,946     186,573
    Provision for losses on real estate owned              60,000     177,032
    (Recovery) provision for deposits at Nationar        (449,392)    660,096
    Depreciation of bank premises and equipment           476,373     351,621
    Net (gain) loss on sales of securities & loans       (476,337)    144,639
    Net (gain) loss on sales of real estate owned         (50,019)     12,600
    Amortization of unearned premium, net of accretion
      of unearned discount                                683,638     872,847
    Amortization of deferred income                      (379,992)   (317,618)
    Deferred income tax provision                         336,363     702,206
    Deferred compensation                                  89,389     301,733
    Deferred gain from sale of real estate                      0    (947,919)
    Changes in operating assets and liabilities, net    3,510,425  (5,128,799)
    Unearned compensation                                 126,342           0
                                                        ---------   ---------
       Net cash provided by (used in) operating
         activities                                     7,542,846  (2,857,230)
                                                        ---------   ---------

Cash flows used in investing activities:
  Purchases of bank premises and equipment               (306,134) (1,017,074)
  Purchases of securities available for sale         (121,490,000)(13,691,000)
  Purchases of securities held to maturity                      0 (13,578,000)
  Proceeds from sales and calls of securities
     available for sale                                64,092,337  14,924,361
  Proceeds from maturities and prepayments of
     securities available for sale                     37,332,079   6,254,676
  Proceeds from calls of securities held to maturity            0     249,000
  Proceeds from maturities and prepayments of
     securities held to maturity                                0   5,056,255
  Net originations and repayments of loans            (24,535,903) (5,869,586)
  Purchases of loans                                  (18,150,000) (8,774,000)
  Proceeds from sales and operations of real estate
     owned                                                662,057   1,153,159
                                                       ----------  ----------
        Net cash used in investing
            activities                                (62,395,564)(15,292,209)
                                                       ----------  ----------
Cash flows provided by financing activities:
  Net decrease in non-interest bearing
      deposits                                           (730,545)   (187,266)
  Net increase in interest bearing deposits            10,168,031  19,559,836
  Net increase in mortgagors' escrow deposits           1,018,898     501,822
  Repayment of securities sold with the agreement
      to repurchase                                             0  (5,000,000)
  Increase (decrease) in Borrowed funds                51,000,000 (10,000,000)
                                                      -----------  ----------
        Net cash provided by financing activities      61,456,384   4,874,392
                                                      -----------  ----------

Net (decrease) increase in cash and cash equivalents    6,603,666 (13,275,047)
Cash and cash equivalents, beginning of period         19,321,639  22,168,214
                                                      -----------  ----------
Cash and cash equivalents, end of period              $25,925,305 $ 8,893,167
                                                      ===========  ==========

Supplemental cash flow disclosure:
  Interest paid                                       $12,531,307 $10,836,974
  Income taxes paid                                     2,707,233   1,425,066
Noncash activities:
  Loans originated as the result of real estate sales     220,009     454,042
  Loans transferred through the foreclosure of a
      related mortgage loan or through in-substance
      foreclosure to real estate owned                    755,713     441,481
  Net change in unrealized gain (loss) on securities
      available for sale                              (12,659,411) (5,099,844)

     The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the financial condition of Flushing Financial Corporation and Subsidiaries (the "Company") as of June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the cash flow statements for the six months ended June 30, 1996 and 1995. These adjustments consist of items which are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders and SEC Form 10-K for the year ended December 31, 1995.

Flushing Financial Corporation was formed for the purpose of acquiring all of the common stock of Flushing Savings Bank, FSB (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization which was completed on November 21, 1995. Activities prior to November 21, 1995 presented in the accompanying unaudited financial statements relate to the Bank only. The acquisition was accounted for using the pooling of interest method.

2.  BORROWED FUNDS

At June 30, 1996, advances from the Federal Home Loan Bank of New York ("FHLB-NY") totaled $51.0 million, with a composite interest rate of 5.85% and terms ranging from one to three years. During the first quarter of 1996, the Company initiated a borrowing program with the FHLB-NY to seek to leverage the Company's highly capitalized position when interest rates on FHLB-NY advances are attractive, as compared to alternative funding sources, to finance investment opportunities.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  1996 RESTRICTED STOCK INCENTIVE PLAN

Total shares issued and outstanding increased to 8,909,100 at June 30, 1996 as a result of the issuance of shares to directors and officers pursuant to the Company's 1996 Restricted Stock Incentive Plan (the "Restricted Stock Plan"). The Restricted Stock Plan was approved by the Company's shareholders at the Company's 1996 Annual Meeting of Shareholders held on May 21, 1996 (the "Annual Meeting"), in which 345,000 shares of restricted stock were authorized, and an aggregate of 285,100 shares of restricted stock were awarded to directors and employees. The value of the awards at the grant date was $16.25 per share, equal to the average between the high and the low market prices of the Company's common stock on May 20, 1996. For the three and six months ended June 30, 1996, accrued restricted stock expense amounted to $104,000. The restricted stock awards will vest at a rate of 20% per year, commencing on the first anniversary of the date of the award.

4.  1996 STOCK OPTION INCENTIVE PLAN

At the Annual Meeting, the Company's shareholders approved the Company's 1996 Stock Option Incentive Plan and thereby authorized the issuance of options to purchase 862,500 shares of the Company's common stock. On May 21, 1996, options to purchase 735,750 shares were issued to directors and employees with an exercise price of $16.25 per share. The exercise price is equal to the average between the high and the low market prices of the Company's common stock on May 20, 1996. The stock options will vest and become exercisable at a rate of 20% per year, commencing on the first anniversary of the date of the grant, and expire ten years from the anniversary of the date of the grant.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB has issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Company had elected to measure compensation cost using APB Opinion No. 25 as per SFAS 123. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management will implement the pro forma disclosure requirements with the preparation of the annual financial statement for 1996.

SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by FASB. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Earlier or retroactive application of this Pronouncement is not permitted. Adoption of this Pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

                      PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Flushing Financial Corporation was formed in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"). On November 21, 1995, the Bank completed its Conversion ("Conversion") from a federally charted mutual savings bank to a federally chartered stock savings bank. In connection with the Conversion, Flushing Financial Corporation issued 8,625,000 shares of common stock at a price of $11.50 per share and utilized a portion of the proceeds to acquire all of the issued shares of the Bank. Prior to the Conversion, Flushing Financial Corporation had no assets, liabilities or operations. The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively the "Company"), but reflects principally the Bank's activities. Unless otherwise indicated, for the periods prior to November 21, 1995, reference to the Company reflects only the Bank's activities.

On May 21, 1996, the Company held its first Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the Company's shareholders adopted a 1996 Restricted Stock Incentive Plan (the "Restricted Stock Plan") and thereby authorized the issuance of 345,000 shares of restricted stock, of which 285,100 were awarded on May 21, 1996. Also at the Annual Meeting, the Company's shareholders adopted a 1996 Stock Option Incentive Plan (the "Stock Option Plan") and thereby authorized the issuance of 862,500 stock options, of which 735,750 were granted on May 21, 1996. The value of the restricted stock awards and the exercise price of the stock options was $16.25 per share, based on the average between the high and the low market prices of the Company's common stock on May 20, 1996.

On June 28, 1996, the Company received approval to repurchase up to 431,250 shares of the Company's outstanding common stock, or 5% of the 8,625,000 shares issued in connection with the Conversion. The Company also intends to repurchase an additional 285,100 shares, representing the number of shares awarded under the Restricted Stock Plan on May 21, 1996. All stock repurchases are expected to be made in open market transactions and are subject to market conditions, the trading price of the stock, and the Company's financial performance.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in (i) originations and purchases of one-to-four family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans; and (ii) mortgage loan surrogates such as mortgage-backed securities. To a lesser extent, the Company originates co-operative apartment loans, construction and consumer loans. The Company also invests in U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities.

(continued)

                      PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of interest paid on deposit accounts and borrowed funds. The Company's results of operations may also be significantly affected by its periodic provision for loan losses and provision for losses on real estate owned ("REO"), as well as non-interest income, general and administrative expenses, other non-interest expense and income tax expense. In addition, such results may be significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the the preceding paragraph and elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1995 Annual Report to Shareholders and SEC Report on Form 10-K for the year ended December 31, 1995. The Company has no obligation to update these forward-looking statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995

General. Net Income for the second quarter of 1996 was $1.7 million, an increase of $465,000 over the net income of $1.2 million for the second quarter of 1995. This increase was primarily the result of a $1.9 million increase in net interest income and a $389,000 decrease in non-interest expense. This increase was offset in part by an $801,000 decrease in non-interest income from the 1995 period as compared to the period in 1996, and lower income tax provisions during the second quarter of 1995 of $376,000 as compared to $1.3 million for the second quarter of 1996.

Interest Income. Total interest and dividend income increased $2.6 million from $10.9 for the three months ended June 30, 1995 to $13.5 million for the three months ended June 30, 1996. This increase was primarily the result of increases in the average earning balances of mortgage loans and securities of $42.0 million and $94.4 million, respectively, form the quarter ended June 30, 1995 to the quarter ended June 30, 1996.

(continued)

                      PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Expense. Interest expense increased $688,000 from $5.7 million for the three months ended June 30, 1995 to $6.4 million for the three months ended June 30, 1996, primarily due to a $396,000 increase in interest paid on deposits resulting from a decrease of $16.7 million in the average balances of lower costing passbook and money market accounts and an increase of $35.2 million in the average balances of higher costing certificates of deposit accounts for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1996. Interest expense also increased $301,000 as the average balance of borrowed funds increased by $23.7 million, offset in part by a 1.44% decline in the average cost of borrowed funds from 7.06% for the three months ended June 30, 1995 to 5.62% for the quarter ended June 30, 1996. During the first quarter of 1996, the Company initiated a borrowing program with the Federal Home Loan Bank of New York ("FHLB-NY") to seek to leverage the Company's highly capitalized position when interest rates on FHLB-NY advances are attractive, as compared to alternative funding sources, to finance investment opportunities.

Provision for Loan Losses. The provision for loan losses during the three months ended June 30, 1996 was $150,000 compared to $76,402 for the three months ended June 30, 1995. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio, it's analysis of specific loan situations, and the increase in the size of the loan portfolio.

Non-Interest Income. Total non-interest income declined by $801,000 from $1.3 million for the second quarter of 1995 to $546,000 for the second quarter of 1996. This decline is primarily attributable to one-time income items during the second quarter of 1995 of $579,000 relating to the amortization of deferred gain recognized on a prior period sale of real estate, and a $387,000 gains tax refund from New York State.

Non-Interest Expense. Non-interest expense declined $389,000 from $4.9 million for the three months ended June 30, 1995 to $4.5 million for the three months ended June 30, 1996. This decline is primarily a result of the recovery, during the second quarter of 1996, of $449,000 of the $660,000, reserve for possible losses on deposits at Nationar, a New York commercial bank, in liquidation, which reserves were recorded during the second quarter of 1995. The 1996 recovery was made possible by the receipt by the Company of $4.2 million of its $4.4 million of deposits previously frozen by the New York State Banking Department in connection with its supervisory liquidation of Nationar. Also contributing to the reduction in non-interest expense was a decrease in Federal deposit insurance premiums from $358,000 for the three months ended June 30, 1995 to $500 for the three months ended June 30, 1996. Expenses attributable to salaries and employee benefits rose $353,000, reflecting salary increases, profit sharing plans, and the amortization of unearned compensation expense associated with the Restricted Stock Plan, which was implemented in May of 1996. The combined reduction in non-interest expense was offset in part by additional expenses associated with being a publicly-held company and costs associated with implementing improved data processing systems as a part of the Company's strategy to enhance its systems to improve efficiencies.

(continued)

                       PART I  - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Before Income Taxes. Total income before provision for income taxes increased $1.4 million from $1.6 million for the three months ended June 30, 1995 to $3.0 million for the three months ended June 30, 1996 for reasons stated above.

Provision for Income Taxes. The effective income tax rate for the three months ended June 30, 1996 was higher than the three months ended June 30, 1995. This was primarily the result of a tax benefit in 1995 due to a decrease in the valuation allowance on the deferred tax asset attributable to the gain from sale of real estate for the three months ended June 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

General. Net income increased $3.2 million from $128,000 for the six months ended June 30, 1995 to $3.3 million for the six months ended June 30, 1996. This was primarily due to an increase of $2.9 million in net interest income from the 1995 period to the 1996 period and the absence in the 1996 period of in certain one-time income and expense items recorded in the 1995 period that had the net effect of reducing net income for the six months ended June 30, 1995 by $2.2 million, partially offset by a $1.9 million increase in the provision for income taxes during the 1996 period as income before taxes in the period increased by $5.0 million.

Interest Income. Total interest and dividend income increased $4.5 million from $21.9 million for the six months ended June 30, 1995 to $26.4 million for the six months ended June 30, 1996. This increase was primarily the result of increases in the average earning balances of mortgage loans and securities of $36.6 million and $97.3 million, respectively, from the six months ended June 30, 1995 to the six months ended June 30, 1996. This increase was offset in part by a 17 basis point decline in the average yield of interest-earning assets, from 7.74% for the first half of 1995 to 7.57% for the first half of 1996.

(continued)

                        PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense. Interest expense increased $1.6 million from $10.9 million for the six months ended June 30, 1995 to $12.5 million for the six months ended June 30, 1996. This increase is due primarily to a $1.4 million increase in interest paid on deposits resulting from a decrease of $23.9 million in the average balances of lower costing passbook and money market accounts and an increase of $46.5 million in the average balances of higher costing certificate of deposit accounts from the first half of 1995 as compared to the first half of 1996. The average cost of certificates of deposit accounts also increased 35 basis points from 5.33% for the six months ended June 30, 1995 to 5.68% for the six months ended June 30, 1996. Interest expense on borrowed funds also increased by $238,000 due to an increase in the average balance of borrowed funds of $11.3 million, offset in part by a 1.46% decline in the average cost of borrowed funds from 7.01% for the six months ended June 30, 1995 to 5.55% for the six months ended June 30, 1996.

Provision for Loan Losses. The provision for loan losses during the six months ended June 30, 1996 was $302,000 as compared to $187,000 for the six months ended June 30, 1995. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio, it's analysis of specific loan situations, and the increase in the loan portfolio.

Non-Interest Income. Total non-interest income declined by $980,000 from $2.3 million for the six months ended June 30, 1995 to $1.3 million for the six months ended June 30, 1996. This decline is primarily attributable to one-time income items recorded in the 1995 period of $948,000 in amortization of deferred gain recognized on a prior period sale of real estate, and a $387,000 gains tax refund from New York State.

Non-Interest Expense. Non-interest expense declined $3.2 million from $12.0 million for the six months ended June 30, 1995 to $8.8 million for the six months ended June 30, 1996. The higher non-interest expense for the first half of 1995 as compared to the current period is primarily a result of certain one-time items incurred during 1995 consisting of: the expensing of $2.2 million of deferred costs that were incurred in connection with the Conversion through March 31, 1995; the immediate recognition of expenses of $677,000 representing the projected benefit obligation under the retirement plan for the Company's non-employee directors; and the $660,000 loss provision on deposits at Nationar. Also contributing to the lower non-interest expense in the current period is the recovery of $449,000 of the $660,000 loss provision on deposits at Nationar, made possible by the receipt by the Company of $4.2 million of its $4.4 million of deposits previously frozen by the New York State Banking Department in connection with its supervisory liquidation of Nationar. Further contributing to the reduction in non-interest expense was a decrease in Federal deposit insurance premiums from $715,000 for the six months ended June 30, 1995 to $1,000 for the six months ended June 30, 1996. The combined

(continued)

                      PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effect that the recovery of the $449,000 loss provision and the decrease in Federal deposit insurance premium had on reducing the current period's non-interest expense further below that of the year ago period was offset in part by additional expenses associated with being a publicly-held company and costs associated with implementing improved data processing systems as part of the Company's strategy to enhance its systems to improve efficiencies.

Income Before Income Taxes. Total income before provision for income taxes increased $5.0 million from $1.1 million for the six months ended June 30, 1995 to $6.1 million for the six months ended June 30, 1996, for reasons stated above. Excluding the previously defined one-time items, total income before income taxes would have been $3.3 million for the six months ended June 30, 1995 as compared to $5.7 million for the six months ended June 30, 1996, representing a $2.4 million, or 72.28%, increase from period to period.

Provision for Income Taxes. The effective income tax rate for the six months ended June 30, 1995 was higher than the six months ended June 30, 1996, with an effective tax rate of 87.92% and 45.70% for the six months ended June 30, 1995 and 1996, respectively. The higher effective tax rate in 1995 was primarily due to the write-off of certain costs that were associated with the Conversion through March 31, 1995. This increase was partially offset by a decrease in the valuation allowance on a deferred tax asset attributable to a deferred gain on the sale of real estate.

CHANGES IN FINANCIAL CONDITION

Assets. From December 31, 1995, total assets increased $58.2 million to $766.6 million at June 30, 1996. During the six months ended June 30, 1996, mortgage loans increased by $42.9 million, securities available for sale increased by $6.4 million, and cash and overnight interest-earning deposits increased by $6.6 million reflecting the receipt on June 30, 1996 of $4.2 million of deposits frozen at Nationar. The increase in mortgage loans consisted primarily of a $29.2 million increase in the Bank's portfolio of 1-4 family residential mortgage loans and a $16.6 million increase in multi-family real estate loans. The increase in securities available for sale takes into account a $12.7 million unrealized loss on mark-to-market valuation of securities, before tax effect, as a result of increases in prevailing interest rates. An increasing interest rate environment may result in an increase in unrealized loss on mark-to-market valuation of securities. The actual amount of cash flows from investment securities does not change as a result of mark-to-market valuation adjustments, assuming the securities are held to maturity. At June 30, 1996, the Company had $5.7 million invested in collateralized mortgage obligations ("CMOs"). The CMOs in the Company's portfolio were not considered high risk under regulations promulgated by the Office of Thrift Supervision.
At June 30, 1996, the Company had $187.1 million in callable U.S. government agency securities.

(continued)

                    PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Non-performing assets declined by $265,000 from $6.9 million at December 31, 1995 to $6.6 million at June 30, 1996. Total non-performing assets as a percentage of total assets declined from 0.97% at December 31, 1995 to 0.86% at June 30, 1996. By adherence to its strict underwriting standards and aggressive charge-offs of possible losses from impaired loans, the Company has continued to strengthen its loan portfolio, evidenced by the increase in the Company's ratio of the allowance for loan losses to non-performing loans from 106.61% at December 31, 1995 to 112.90% at June 30, 1996.

Liabilities. Deposit balances increased by $9.4 million during the first six months of 1996 to $566.8 at June 30, 1996 primarily due to a $9.7 million increase in certificate of deposit accounts and a $1.9 million increase in savings accounts offset in part by a decrease of $2.2 million demand, NOW and money market accounts. As described above, the Company also has increased its utilization of FHLB-NY advances which totaled $51.0 million at June 30, 1996 with a weighted average interest rate of 5.85% and terms ranging from one to three years. The borrowing program is part of the Company's strategy to leverage its balance sheet when rates are attractive, as compared to alternative funding sources, to finance investment opportunities.

Equity. Total equity decreased $3.4 million during the first six months of 1996 to $137.9 million at June 30, 1996, reflecting $3.3 million of net income for the first six months of 1996, offset by a decrease of $6.8 million, net of taxes, in unrealized market value of securities available for sale from December 31, 1995 to June 30, 1996. The decline in the market value of the Company's portfolio of securities available for sale is due primarily to an increasing interest rate environment beginning in the latter portion of the first quarter of 1996. Due to the size of the Company's portfolio of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company.

Shares outstanding increased to 8,909,100 at June 30, 1996 as a result of the issuance of shares to directors and officers pursuant to the Restricted Stock Plan. However, on June 28, 1996, the Company announced the intention to repurchase an aggregate of 716,350 shares, representing (i) 5% of the 8,625,000 shares issued in connection with the Conversion, plus (ii) 285,100 shares which equals the amount of restricted stock that was granted by the Company on May 21, 1996 pursuant to the Restricted Stock Plan.

(continued)

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require the maintenance of an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At June 30, 1996 and December 31, 1995, the Bank's liquidity ratio, computed in accordance with the OTS requirement, was 16.35% and 20.73%, respectively. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

Due to its strength in capital position, the Company has the ability to leverage its capital base and consider alternative funding sources to finance its growth strategy.


Cashflow. The Company's primary business objective is in the originations and purchases of residential, multi-family and commercial real estate mortgage loans. During the six months ended June 30, 1996, net originations and repayments of loans totaled $24.5 million and $18.2 million in residential mortgage loans were purchased. During periods of low loan demand, the Company also invests in mortgage loan surrogates such as mortgage-backed securities. In the first half of 1996, the Company had purchased a total of $121.5 million in securities available for sale, funded partially from $101.4 million in sales, calls, maturities and prepayments of securities available for sale. General funding for these assets comes from cashflow generated by operating and financing activities totaling $7.5 million and $61.5 million for the six months ended June 30, 1996, respectively. For the six months ended June 30, 1996, the Company had borrowed $51.0 million in low cost, short-term FHLB advances. In addition, the Bank's deposit base had increased by $9.4 million from December 31, 1995 to June 30, 1996. During a favorable interest rate environment, management may use low cost borrowing to leverage the Company's balance sheet.

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER TRENDS

From December 31, 1995 to June 30, 1996, total deposits increased $9.4 million, with the majority of the increases occuring in certificate of deposit accounts, amounting to $9.7 million, offset in part by a decrease of $2.2 million in demand, NOW and money market accounts. Savings accounts also increased by $1.9 million from December 31, 1995 levels. This trend of increasing balances in higher costing certificates of deposit is due largely to increases in the prevailing rates paid in the Company's market area. Although the Company has not raised the interest rate offered on its passbook accounts, it has sought to maintain its certificates of deposit at competitive rates. These trends contributed to the increase in the Company's average cost of funds from 3.99% for the six months ended June 30, 1995 to 4.33 for the six months ended June 30, 1996. A continuation of these trends could result in a further increase in the Company's cost of funds and a narrowing of the Company's net interest spread. It is management's strategy to maintain deposit growth within reasonable limits, and to utilize various low cost funding venues to finance investment opportunities.

                      PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REGULATORY CAPITAL POSITION
- ---------------------------

Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 1996, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 1996:

                                                                Percent of
                                                     Amount       Assets
                                                   ----------   -----------
                                                    (Dollars in thousands)

Tangible capital:
     Capital level                                  $ 90,249       12.35%
     Requirement                                      10,957        1.50
     Excess                                           79,292       10.85

Core capital:
     Capital level                                  $ 90,249       12.35%
     Requirement                                      29,220        4.00
     Excess                                           61,029        8.35

Risk-based capital:
     Capital level                                  $ 94,650       26.96%
     Requirement                                      28,086        8.00
     Excess                                           66,564       18.96

                      PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES
- ----------------
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.


The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the three months ended June 30, 1996 and 1995, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                               For the three months ended June 30,
                                  -------------------------------------------------------------
                                             1996                          1995
                                  -------------------------------  ----------------------------
                                     Average            Average    Average            Average
                                     Balance  Interest Yield/Cost  Balance  Interest Yield/Cost
                                     -------  -------- ----------  -------  -------- ----------
                                                          (Dollars in thousands)
ASSETS
  Interest-earning assets:
    Mortgage loans, net             $ 304,109  $ 6,822     8.97%   $ 262,107  $ 5,951     9.08%

    Other loans                         2,059       48     9.32        2,915       62     8.51
    Mortgage-backed securities        167,112    2,649     6.34      184,354    3,000     6.51
    Interest-earning deposits          11,825      150     5.07       16,978      226     5.32
    Other securities                  224,135    3,844     6.86      107,387    1,666     6.21
                                    ---------   ------     ----      -------   ------    -----
     Total interest-earning assets    709,240   13,513     7.62      573,741   10,905     7.60
                                                ------     ----                ------    -----
    Non-interest earning assets        40,726                         35,200
                                    ---------                       --------
     Total assets                   $ 749,966                      $ 608,941
                                    =========                       =========
LIABILITIES AND NET WORTH
  Interest-bearing liabilities:
    Deposits:
     Passbook accounts              $ 215,759    1,540     2.85    $ 227,886    1,620     2.84
     NOW accounts                      19,518       92     1.89       18,479       87     1.88
     Money market accounts             27,110      188     2.77       31,634      221     2.79
     Certificate of deposit accounts  292,288    4,093     5.60      257,054    3,589     5.58
     Mortgagors' escrow deposits        4,622       16     1.38        5,027       16     1.27
   Borrowed funds                      32,868      462     5.62        9,121      161     7.06
   Other interest-bearing liabilities     489       10     8.18          789       19     9.63
                                      -------    -----     ----      -------    -----     ----
   Total interest-bearing liabilities 592,654    6,401     4.32      549,990    5,713     4.15
                                                 -----     ----                 -----     ----
   Other liabilities                   20,299                         15,004
                                      -------                        -------
     Total liabilities                612,953                        564,994
   Equity                             137,013                         43,947
                                      -------                        -------
     Total liabilities and equity   $ 749,966                      $ 608,941
                                      =======                        =======
Net interest income/expense spread             $ 7,112     3.30%              $ 5,192     3.45%
                                                 =====     =====                =====     ====
Net interest-earning assets/
  net interest margin               $ 116,586              4.01%    $23,751               3.62%
                                      =======              =====    =======               ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             1.20x                          1.04x
                                                          ======                         ======

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES
- ----------------
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of income for the six months ended June 30, 1996 and 1995, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                               For the six months ended June 30,
                                  --------------------------------------------------------------
                                             1996                          1995
                                  -------------------------------  -----------------------------
                                     Average            Average    Average             Average
                                     Balance  Interest Yield/Cost  Balance   Interest Yield/Cost
                                     -------  -------- ----------  -------   -------- ----------
                                                        (Dollars in thousands)
ASSETS
  Interest-earning assets:
    Mortgage loans, net             $ 295,387 $ 13,299     9.00%   $ 258,761 $ 12,102     9.35%

    Other loans                         2,160      107     9.91        3,038      139     9.15
    Mortgage-backed securities        172,457    5,458     6.33      179,580    5,812     6.47
    Interest-earning deposits          12,227      324     5.30       16,116      433     5.37
    Other securities                  215,513    7,226     6.71      107,160    3,372     6.29
                                    ---------    ------    ----      -------   ------    -----
     Total interest-earning assets    697,744   26,414     7.57      564,655   21,858     7.74
                                                -------    ----                ------    -----
    Non-interest earning assets        38,792                         37,791
                                    ---------                         ------
     Total assets                   $ 736,536                      $ 602,446
                                    =========                       =========
LIABILITIES AND NET WORTH
  Interest-bearing liabilities:
    Deposits:
     Passbook accounts              $ 216,270    3,075     2.84    $ 234,464    3,314     2.83
     NOW accounts                      19,219      181     1.88       18,210      170     1.87
     Money market accounts             27,455      382     2.78       33,203      460     2.77
     Certificate of deposit accounts  290,505    8,250     5.68      244,013    6,497     5.33
     Mortgagors' escrow deposits        4,335       32     1.48        4,411       29     1.31
   Borrowed funds                      21,631      600     5.55       10,326      362     7.01
   Other interest-bearing liabilities     542       23     8.49          821       40     9.74
                                      -------   ------     ----      -------   ------     ----
   Total interest-bearing liabilities 579,957   12,543     4.33      545,448   10,872     3.99
                                                ------     ----                ------     ----
   Other liabilities                   17,780                         14,303
                                      -------                        -------
     Total liabilities                597,737                        559,751
   Equity                             138,799                         42,695
                                      -------                        -------
     Total liabilities and equity   $ 736,536                      $ 602,446
                                      =======                        =======
Net interest income/expense spread             $ 13,871    3.24%             $ 10,986     3.75%
                                                 ======    =====               ======     ====
Net interest-earning assets/
  net interest margin               $ 117,787              3.98%    $19,207               3.89%
                                      =======              =====     ======               ====
Ratio of interest-earning assets to
  interest-bearing liabilities                             1.20x                          1.04x
                                                          ======                         ======

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOAN ACTIVITY
- -------------
The following table sets forth the Company's loan originations (including the net effect of refinancings) and the changes in the Company's portfolio of loans, including purchases, sales and principal reductions for the period indicated.

                                             For the six         For the
                                             months ended       year ended
                                             June 30, 1996   December 31, 1995
                                         ------------------   ----------------
                                                      (In thousands)
MORTGAGE LOANS:
  At beginning of period                     $ 284,443           $ 255,596
  Mortgage loans originated:
     One-to-four family                         20,584              19,298
     Cooperative                                     0                 140
     Multi-family                               20,555              19,162
     Commercial                                    680               2,144
                                               -------              ------
       Total mortgage loans originated          41,819              40,744
     Acquired loans                             18,150              18,766
  Less:
     Principal reductions                       16,687              29,384
     Mortgage loans sold                             0                 626
     Mortgage loan foreclosures                    375                 653
                                               -------              -------
  At end of period                           $ 327,350            $ 284,443
                                               =======              =======
OTHER LOANS:
  At beginning of period                     $   2,328            $   3,231
  Net activity                                    (375)                (903)
                                               -------              -------
  At end of period                           $   1,953            $   2,328
                                               =======              =======

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS
- ---------------------
The Company reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and real estate owned ("REO") at the dates indicated.

                                                   June 30,     December, 31
                                                    1996           1995
                                                 ----------     ------------
                                                    (Dollars in thousands)
Non-accrual mortgage loans                        $ 4,601          $ 4,697
Other non-accrual loans                                68               50
                                                   ------            -----
     Total non-accrual loans                        4,669            4,747

Mortgage loans 90 days or more delinquent and
  still accruing                                      152              234
Other loans 90 days or more delinquent and
  still accruing                                        0                0
                                                   ------            -----
     Total non-performing loans                     4,821            4,981

Real estate owned (foreclosed real estate)          1,764            1,869
                                                   ------            -----
     Total non-performing assets                  $ 6,585          $ 6,850
                                                   ======            =====
Non-performing loans to gross loans                  1.46%            1.74%
Non-performing assets to total assets                0.86%            0.97%

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES
- -------------------------

The Company has established and maintains on its books an allowance for loan losses that is designed to provide reserves for estimated losses inherent in the Company's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experiences, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company's staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the loan loss reserves on a quarterly basis.

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                     June 30,    December 31,
                                                      1996          1995
                                                   -----------  -------------
                                                      (Dollars in thousands)
Balance at beginning of period                      $ 5,310         $ 5,370
Provision for loan losses                               302             496
Loans charged-off:
  One-to-four family                                    127             312
  Cooperative                                            52             183
  Multi-family                                           24             251
  Commercial                                             10             260
  Other                                                  11              46
                                                    --------         -------
     Total loans charged-off                            224           1,052
                                                    --------         -------
Recoveries:
  Mortgage loans                                         55             496
  Other                                                   0               0
                                                    --------         -------
     Total recoveries                                    55             496
                                                    --------         -------
Other adjustments                                         0               0
                                                    --------         -------
Balance at end of period                            $ 5,443         $ 5,310
                                                    ========         =======
Ratio of net charge-offs during the year to
  average loans outstanding during the period          0.06%           0.21%
Ratio of allowance for loans losses to gross
  loans at end of period                               1.65%           1.85%
Ratio of allowance for loans losses to
  non-performing loans at end of period              112.90%         106.61%
Ratio of allowance for loans losses to
  non-performing assets at end of period              82.66%          77.52%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on May 21, 1996, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of shareholders. The following table summarizes the results of voting with respect to each matter:
                                                                     Broker
                          For     Against    Withheld    Abstain     Non-Votes
                        -------   --------   --------   --------     ---------
Election of Directors (three
directors were elected to
serve until the 1999 Annual
Meeting of Shareholders and
until their successors are
elected and qualified).
  Michael J. Hegarty   7,675,352              89,117                   3,000
  John O. Mead         7,679,299              85,170                   3,000
  Michael J. Russo     7,660,770             103,699                   3,000

Adoption of the 1996
Restricted Stock Incentive
Plan.                  4,708,574  1,103,581              53,716    1,901,598

Adoption of the 1996 Stock
Option Incentive Plan. 4,744,355    901,048              56,541    2,065,525


(continued)

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (CONTINUED)



                                                                     Broker
                          For     Against    Withheld    Abstain     Non-Votes
                        -------   --------   --------   -------     ---------
Ratification of the
appointment of Coopers &
Lybrand L.L.P. as the
independent auditors of
the Company.           7,641,548   82,466                40,455       3,000


ITEM 5.  OTHER INFORMATION.

   Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

   a)  EXHIBIT


       10.1 Flushing Financial Corporation employment contract amendment agreements.

       10.2 Flushing Savings Bank, FSB employment contract amendment agreements.

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

                                         Flushing Financial Corporation



Dated:  August 14, 1996             By:  /s/  James F. McConnell
        ----------------                 ------------------------------------
                                          James F. McConnell
                                          President and Chief Executive
                                          Officer

Dated:  August 14, 1996             By:  /s/  Monica C. Passick
        ----------------                 ------------------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                             EXHIBIT INDEX

Exhibit
  No.                         Description
- -------                       -----------

10.1                     Company Employment Agreement

10.2                     Bank Employment Agreement

  27                     Financial Data Schedule