Form 10-Q
period 1996-09-30
FLUSHING FINANCIAL CORP
filed 1996-11-14
CIK 923139

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1996.


Commission File Number: 000-24272


                       FLUSHING FINANCIAL CORPORATION
                       ------------------------------
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

        Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.01
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         (1) Yes /X/  No / /
                                                         (2) Yes /X/  No / /

The number of shares outstanding of the registrant's common stock, as of September 30, 1996 were 8,574,997.

                                   CONTENTS


                                                                    PAGE
                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition
           as of September 30, 1996 and December 31, 1995
           (unaudited).                                               3

           Consolidated Statements of Income for the three
           months and nine months ended September 30, 1996 and 1995
           (unaudited).                                               4

           Consolidated Statements of Cash flows for the nine
           months ended September 30, 1996 and 1995 (unaudited).      5

           Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1996
           (unaudited)                                                6

           Notes to Consolidated Financial Statements.                7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                       10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                        25

Item 2.    Changes in Securities.                                    25

Item 3.    Defaults Upon Senior Securities.                          25

Item 4.    Submission of Matters to a Vote of Security Holders.      25

Item 5.    Other information.                                        25

Item 6.    Exhibits and Reports on Form 8-K.                         25

SIGNATURES                                                           26

EXHIBITS                                                             27

                        PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          SEPTEMBER 30,     DECEMBER 31,
                                              1996              1995
                                          -------------    -------------
                                                    (Unaudited)
ASSETS:
Cash and due from banks                     $ 8,678,327     $  11,883,639
Federal funds sold and overnight
  interest-earning deposits                     200,000         7,438,000
Securities available for sale:
  Mortgage-backed securities                 147,620,681      179,300,164
  Other securities                          230,783,851       202,147,039
Loans:
  1-4 Family residential mortgage loans     220,460,106       170,088,462
  Multi-family  mortgage loans               95,279,543        69,139,758
  Commercial real estate loans               42,920,978        45,214,727
  Consumer loans                              1,723,870         2,328,365
  Less:  Unearned loan fees                  (1,384,825)       (1,334,991)
         Allowance for loan losses           (5,230,670)       (5,309,859)
                                          ---------------  --------------
  Net loans                                 353,769,002       280,126,462
Interest and dividends receivable             6,670,889         5,879,501
Real estate owned, net                        1,929,097         1,869,431
Bank premises and equipment, net              5,763,380         6,114,033
Other assets                                 14,686,846        13,626,246
                                           ------------    --------------
         Total assets                     $ 770,102,073     $ 708,384,515
                                          ==============   ==============
LIABILITIES:
Due to depositors:
  Non-interest bearing                    $   9,464,607     $  10,372,448
  NOW and money market accounts              45,018,954        47,154,968
  Savings accounts                          212,657,918       215,577,540
  Certificates of deposit                   303,253,571       284,302,238
Mortgagors' escrow deposits                   4,828,852         2,456,948
Borrowed funds                               51,000,000                 0
Other liabilities                             8,959,146         7,190,167
                                           ------------    --------------
         Total liabilities                  635,183,048       567,054,309
                                           ------------    --------------

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value;
  5,000,000 shares authorized)                       0                  0
Common stock ($0.01 par value; 20,000,000
  shares authorized; 8,910,100 shares issued;
  8,574,997 and 8,625,000 shares outstanding
  at September 30, 1996 and at December 31, 1995,
  respectively)                                  89,101            86,250
Additional paid-in capital                  101,154,756        96,514,628
Treasury stock (335,103 shares at
  September 30, 1996)                        (6,166,010)                0
Unearned compensation - employee benefit
  trust                                      (7,656,792)       (7,680,850)
Unearned compensation - Restricted
  Stock Award                                (4,258,950)                0
Retained earnings                            55,442,577        50,777,543
Net unrealized (loss) gain on securities
  available for sale, net of taxes           (3,685,657)        1,632,635
                                          -------------    --------------
     Total stockholders' equity             134,919,025       141,330,206
                                          -------------    --------------
     Total liabilities and stockholders'
       equity                             $ 770,102,073     $ 708,384,515
                                         ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the three months ended For the nine months ended
                                                   September 30,           September 30,
                                            ------------------------ -------------------------
                                               1996          1995          1996         1995
                                            ---------     ----------     --------     ---------
                                                               (Unaudited)
Interest and dividend income:
  Interest and fees on loans                $ 7,549,507   $ 6,095,647  $ 20,955,987 $ 18,336,834
  Interest and dividends on securities:
      Taxable interest                        6,470,660     4,628,221    18,926,438   13,527,127
      Tax-exempt interest                        16,368        24,755        48,352       83,852
  Dividends                                      76,249       109,610       272,542      335,879
  Other interest income                         106,860       100,282       430,502      532,964
                                             ----------    ----------   -----------   ----------
        Total interest and dividend income   14,219,644    10,958,515    40,633,821   32,816,656
                                             ----------    ----------   -----------   ----------
Interest expense:
  Deposits                                    6,038,044     5,877,136    17,957,999   16,346,907
  Borrowed funds                                750,574             0     1,350,117      369,108
  Other interest expense                          8,378        17,220        31,298       50,098
                                             ----------    ----------   -----------   ----------
        Total interest expense                6,796,996     5,894,356    19,339,414   16,766,133
                                             ----------    ----------   -----------   ----------
  Net interest income                         7,422,648     5,064,159    21,294,407   16,050,543
Provision for loan losses                        20,010       232,369       321,956      418,942
                                             ----------    ----------   -----------   ----------
  Net interest income after provision for
    loan losses                               7,402,638     4,831,790    20,972,451   15,631,601
                                             ----------    ----------   -----------   ----------
Non-interest income:
  Other fee income                              164,295       160,953       586,928      544,531
  Net gain (loss) on sales of securities
    and loans                                   (45,402)     (251,219)      430,935     (395,858)
  Amortization of deferred gain from sale
    of real estate                                    0     1,836,504             0    2,784,422
  New York State gains tax refund                     0             0             0      386,912
  Other income                                  190,011       197,987       578,869      892,337
                                             ----------    ----------   -----------   ----------
        Total non-interest income               308,904     1,944,225     1,596,732    4,212,344
                                             ----------    ----------   -----------   ----------
Non-interest expense:
  Salaries and employee benefits              2,206,730     1,890,379     6,352,054    5,478,281
  Directors' pension expense                     20,203        20,202        60,608      697,674
  Occupancy and equipment                       524,944       523,968     1,551,036    1,506,840
  Professional services                         522,066       340,652     1,587,395    1,113,230
  Federal deposit insurance premiums                500        60,038         1,500      775,304
  Data processing                               250,026       261,200     1,131,655      742,689
  Depreciation and amortization                 253,657       195,595       730,030      547,216
  Real estate owned                             102,251        55,952       232,157      403,351
  (Recovery) Provision for deposits
    at Nationar                                       0             0      (449,392)     660,096
  Conversion expenses                                 0             0             0    2,221,832
  Other operating                               756,906       555,577     2,194,260    1,767,591
                                             ----------    ----------   -----------   ----------
        Total non-interest expense            4,637,283     3,903,563    13,391,303   15,914,104
                                             ----------    ----------   -----------   ----------
Income (loss) before income taxes             3,074,259     2,872,452     9,177,880    3,929,841
                                             ----------    ----------   -----------   ----------
Provision for income taxes:
  Federal                                       843,608       484,676     2,543,975    1,054,668
  State and local                               560,780       297,218     1,649,924      656,856
                                             ----------    ----------   -----------   ----------
        Total taxes                           1,404,388       781,894     4,193,899    1,711,524
                                             ----------    ----------   -----------   ----------
  Net income                                $ 1,669,871 $   2,090,558  $ 4,983,981 $   2,218,317
                                             ==========    ==========   ===========   ==========

 Weighted average number of common
  shares outstanding                          8,180,777            NA     8,074,946           NA

 Primary and fully diluted earnings per
  share                                          $ 0.20            NA        $ 0.62           NA

The accompanying notes are an integral part of these consolidated financial statements.

                            PART I - FINANCIAL INFORMATION

                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the nine months ended
                                                                  September 30,
                                                            -------------------------
                                                                1996          1995
                                                            -----------    ----------
                                                                    (Unaudited)
Cash flows provided by (used in) operating activities:
  Net income                                                 $ 4,983,981  $ 2,218,317
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:

    Provision for loan losses                                    321,956      418,942
    Provision for losses on real estate owned                     92,217      220,032
    (Recovery) provision for deposits at Nationar               (449,392)     660,096
    Depreciation of bank premises and equipment                  730,030      547,216
    Net (gain) loss on sales of securities & loans              (430,935)     395,858
    Net (gain) loss on sales of real estate owned                (45,947)     (60,115)
    Amortization of unearned premium, net of accretion
      of unearned discount                                       939,670    1,323,340
    Amortization of deferred income                             (640,452)    (459,596)
    Deferred income tax provision                               (257,748)    (779,407)
    Deferred compensation                                        128,401       47,786
    Originations of mortgage loans available for sale                  0     (415,992)
    Deferred gain from sale of real estate                             0   (2,784,422)
    Changes in operating assets and liabilities, net           5,836,363   (1,783,611)
    Unearned compensation                                        408,087            0
                                                             -----------  -----------
       Net cash provided by (used) in operating
         activities                                           11,616,231     (451,556)
                                                             ----------- -----------
Cash flows used in investing activities:
  Purchases of bank premises and equipment                      (379,377)  (1,100,510)
  Purchases of securities available for sale                (128,096,000) (46,360,000)
  Purchases of securities held to maturity                             0  (13,578,000)
  Proceeds from sales and calls of securities
     available for sale                                       74,078,935   31,869,142
  Proceeds from maturities and prepayments of
     securities available for sale                            45,773,011   10,115,124
  Proceeds from calls of securities held to maturity                   0      249,000
  Proceeds from maturities and prepayments of
     securities held to maturity                                       0   10,436,338
  Net originations and repayments of loans                   (44,722,993)  (2,779,491)
  Purchases of loans                                         (29,641,000)  (9,513,000)
  Proceeds from sales and operations of real estate
     owned                                                       734,131    1,627,652
        Net cash used in investing                           -----------  -----------
            activities                                       (82,253,293) (19,033,745)
                                                             -----------  ------------
Cash flows provided by financing activities:
  Net decrease in non-interest bearing
      deposits                                                  (907,841)    (119,825)
  Net increase in interest bearing deposits                   13,895,697   24,878,392
  Net increase in mortgagors' escrow deposits                  2,371,904    1,137,601
  Repayment of securities sold with the agreement
      to repurchase                                                    0   (5,000,000)
  Increase (decrease)in borrowed funds                        51,000,000  (10,000,000)
  Repurchase of common stock                                  (6,166,010)           0
                                                             -----------  ------------
        Net cash provided by financing activities             60,193,750   10,896,168
                                                             -----------  ------------
Net decrease (increase) in cash and cash equivalents         (10,443,312)  (8,589,133)
Cash and cash equivalents, beginning of period                19,321,639   22,168,214
                                                             -----------  -----------
Cash and cash equivalents, end of period                     $ 8,878,327 $ 13,579,081
                                                             ===========  ===========
Supplemental cash flow disclosure:
  Interest paid                                              $19,308,116 $ 16,716,017
  Income taxes paid                                            3,753,933    1,425,066
Noncash activities:
  Loans originated as the result of real estate sales            252,193       492,292
  Loans transferred through the foreclosure of a
      related mortgage loan or through in-substance
      foreclosure to real estate owned                         1,120,123      526,152
  Net change in unrealized gain (loss) on securities
      available for sale                                      (9,855,367)  11,703,680
  Transfer of deposits at Nationar to other assets                     0    4,408,105
  Dividends payable                                              318,947            0

     The accompanying notes are an integral part of these consolidated financial statements.

                              PART I - FINANCIAL INFORMATION

                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Nine months ended
                                                         September 30, 1996
                                                         ------------------
                                                            (Unaudited)
COMMON STOCK
($0.01 par value; 20,000,000 shares authorized:
  8,574,997 shares outstanding)
     Balance at beginning of period                          $     86,250
     Restricted stock award of 285,100 shares on
          May 21, 1996                                              2,851
                                                             -----------
Balance at end of period                                     $     89,101
                                                             ===========
ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                          $ 96,514,628
     Restricted stock award of 285,100 shares on
          May 21, 1996                                          4,630,024
     401-k contribution                                            10,104
                                                             ------------
Balance at end of period                                     $101,154,756
                                                             ============
TREASURY STOCK
     Balance at beginning of period                                     0
     Treasury shares repurchased at market                   $  6,129,447
     Restricted stock award forfeitures                            36,563
                                                             ------------
Balance at end of period                                     $  6,166,010
                                                             ============
UNEARNED COMPENSATION - EMPLOYEE BENEFIT TRUST
     Balance at beginning of period                          $ (7,680,850)
     401-k contribution: book value                                24,058
                                                             ------------
Balance at end of period                                     $ (7,656,792)
                                                             ============
UNEARNED COMPENSATION - RESTRICTED STOCK AWARDS
     Balance at beginning of period                                     0
     Restricted stock award on May 21, 1996                  $ (4,632,875)
     Restricted stock award forfeitures                            36,563
     Restricted stock award expense                               337,362
                                                             ------------
Balance at end of period                                     $ (4,258,950)
                                                             ============
RETAINED EARNINGS
     Balance at beginning of period                          $ 50,777,543
     Net Income                                                 4,983,981
     Dividends payable                                           (318,947)
                                                             ------------
Balance at end of period                                     $ 55,442,577
                                                             ============
NET UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE FOR
   SALE, NET OF TAXES

     Balance at beginning of period                          $  1,632,635
     Mark-to-market adjustment                                 (5,318,292)
                                                             ------------
Balance at end of period                                     $ (3,685,657)
                                                             ============

The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - Financial Information

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the financial condition of Flushing Financial Corporation and Subsidiaries (the "Company") as of September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, the cash flow statements for the nine months ended September 30, 1996 and 1995, and the statement of changes in stockholders' equity for the nine months ended September 30, 1996. These adjustments consist of items which are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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


2.    BORROWED FUNDS

At September 30, 1996, advances from the Federal Home Loan Bank of New York ("FHLB-NY") totaled $51.0 million, with a composite interest rate of 5.85% and terms ranging from one to three years. During the first quarter of 1996, the Company initiated a borrowing program with the FHLB-NY to seek to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, as compared to alternative funding sources, to finance investment opportunities.



(continued)

                       PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    1996 RESTRICTED STOCK INCENTIVE PLAN

At the Company's 1996 Annual Meeting of Shareholders held on May 21, 1996 (the "Annual Meeting"), the Company's shareholders approved the 1996 Restricted Stock Incentive Plan, in which 345,000 shares of restricted stock were authorized, and an aggregate of 285,100 shares of restricted stock were awarded to directors and employees. This award of restricted stock increased shares outstanding by 285,100 on May 21, 1996. The value of the awards at the grant date was $16.25 per share, equal to the average between the high and the low market prices of the Company's common stock on May 20, 1996. For the three and nine months ended September 30, 1996, accrued restricted stock expense amounted to $234,000 and $337,000, respectively. The restricted stock awards will vest at a rate of 20% per year, commencing on the first anniversary of the date of the award. As of September 30, 1996, 2,250 shares of the restricted stock award were forfeited.


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


5.    TREASURY STOCK

In June 1996, the Company announced its intention to repurchase up to 716,350 shares of the Company's outstanding common stock. As of September 30, 1996, the Company had purchased 332,850 shares at a cost of $6.1 million, an average of $18.41 per share, leaving 383,500 shares to be purchased under the Share Repurchase Program. Total shares outstanding at September 30, 1996 were 8,574,997.




(continued)

                         PART I - FINANCIAL INFORMATION

                   FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    RECENT ACCOUNTING PRONOUNCEMENTS

FASB has issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. The Company has elected to measure compensation cost using APB Opinion No. 25 as per SFAS 123. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management will implement the pro forma disclosure requirements with the preparation of the annual financial statement for 1996.

SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by FASB. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier or retroactive application of this Pronouncement is not permitted. Adoption of this Pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

On June 28, 1996, the Company received approval to repurchase up to 431,250 shares of the Company's outstanding common stock, or 5% of the 8,625,000 shares issued in connection with the Conversion. The Company also intends to repurchase an additional 285,100 shares, representing the number of shares awarded under the Restricted Stock Plan on May 21, 1996. All stock repurchases are expected to be made in open market transactions and are subject to market conditions, the trading price of the stock, and the Company's financial performance. As of September 30, 1996, the Company had purchased 332,850 shares at a cost of $6.1 million, leaving 383,500 shares to be purchased under the Share Repurchase Program.

In light of the Company's capital strength and earnings performance, the Board of Directors declared a $0.04 per share dividend to common shareholders of record at the close of business on September 30, 1996, and payable on October 15, 1996. Retained earnings was reduced by $319,000 to reflect this cash dividend. At the same time, the Company adopted a Stockholder Rights Plan ("Rights Plan") designed to preserve long-term values and protect stockholders against stock accumulations and other abusive tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on September 30, 1996 received a dividend distribution of one right for each share of common stock held. The rights become exercisable only under very limited circumstances and expire on September 30, 2006.




(continued)

                       PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in (i) originations and purchases of one-to-four family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans; (ii) mortgage loan surrogates such as mortgage-backed securities and; (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates co-operative apartment loans, construction and consumer loans.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1995 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1995. The Company has no obligation to update these forward-looking statements.

(continued)

                   PART I - FINANCIAL INFORMATION

            FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL.   Net income for the third quarter of 1996 was $1.7 million, a decrease of $421,000 from the net income of $2.1 million for the third quarter of 1995. This decrease was primarily the result of a $1.6 million reduction in non-interest income, a $734,000 increase in non-interest expense, and a higher income tax provision during the third quarter of 1996 of $1.4 million as compared to $782,000 for the third quarter 1995, offset by a $2.4 million increase in net interest income from the 1995 period to the period in 1996.

INTEREST INCOME.   Total interest and dividend income increased $3.3 million
from $11.0 million for the three months ended September 30, 1995 to $14.2 million for the three months ended September 30, 1996. This increase was primarily the result of increases in the average earning balances of mortgage loans and securities of $75.7 million and $84.3 million, respectively, from the quarter ended September 30, 1995 to the quarter ended September 30, 1996.

INTEREST EXPENSE.   Interest expense increased $903,000 from $5.9 million for
the three months ended September 30, 1995 to $6.8 million for the three months ended September 30, 1996, primarily due to a $750,000 increase in borrowed funds expense as the average balance of borrowed funds increased. The Company had increased its utilization of Federal Home Loan Bank ("FHLB") advances which totaled $51.0 million at September 30, 1996, bearing a composite rate of 5.85% with terms ranging from one to three years. The Company's borrowing program seeks to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, as compared to alternative funding sources, to finance investment opportunities. Interest expense also increased $161,000 in interest paid on deposits resulting from an increase of $25.1 million in the average balances of higher costing certificates of deposit accounts and a decrease of $29.7 million in the average balances of lower costing regular savings and money market accounts from the quarter ended September 30, 1995 to the quarter ended September 30, 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses during the three months ended September 30, 1996 was $20,000 compared to $232,000 for the three months ended September 30, 1995. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and increase in the size of the loan portfolio.


(continued)

                  PART I - FINANCIAL INFORMATION

            FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST INCOME.   Total non-interest income declined by $1.6 million from
$1.9 million for the third quarter of 1995 to $309,000 for the third quarter of 1996. This decline is primarily attributable to non-recurring income during the third quarter of 1995 of $1.8 million in amortization of deferred gain from the sale of real estate, offset by a $206,000 decline in net loss on sales of securities from the 1995 period to the period in 1996.

NON-INTEREST EXPENSE.   Non-interest expense increased by $734,000 from $3.9
million for the three months ended September 30, 1995 to $4.6 million for the three months ended September 30, 1996. Expenses attributable to salaries and employee benefits rose $316,000, reflecting salary increases, profit sharing plans, and the amortization of unearned compensation expense associated with the Restricted Stock Plan, which was implemented in May of 1996. A net loss of $4,000 on sales of real estate owned was recorded for the third quarter of 1996, as compared to a net gain of $73,000 for the third quarter of 1995. Additional professional fees and operating expenses associated with being a publicly-held company also increased non-interest expense from the 1995 period as compared to the period in 1996. Partially off-setting the increases to non-interest expense was a reduction in federal deposit insurance premiums from $60,000 for the quarter ended September 30, 1995 to $500 for the quarter ended September 30,1996. Expenses associated with real estate owned also declined by $20,000 from the third quarter of 1995 to the third quarter of 1996.

INCOME BEFORE INCOME TAXES.   Total income before provision for income taxes
increased $202,000 from $2.9 million for the three months ended September 30, 1995 to $3.1 million for the three months ended September 30, 1996 for the reasons stated above.

PROVISION FOR INCOME TAXES.   The effective income tax rate for the three
months ended September 30, 1996 was higher than the three months ended September 30, 1995. This was primarily the result of a tax benefit in 1995 due to a decrease in the valuation allowance on the deferred tax asset attributable to the gain from sale of real estate for the three months ended September 30, 1995.









(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL.   Net income increased $2.8 million from $2.2 million for the nine months ended September 30, 1995 to $5.0 million for the nine months ended September 30, 1996. This was primarily due to an increase of $5.2 million in net interest income from the 1995 period to the 1996 period, offset by a $2.5 million increase in the provision for income taxes during 1996. Absent in the 1996 period were certain one-time income and expense items as had been recorded in the 1995 period.

INTEREST INCOME.   Total interest and dividend income increased $7.8 million
from the $32.8 million for the nine months ended September 30, 1995 to $40.6 million for the nine months ended September 30, 1996. This increase was primarily the result of increases in the average earning balances of mortgage loans and securities of $49.7 million and $95.5 million, respectively, from the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1996. This increase was offset in part by a 7 basis point decline in the average yield of interest-earning assets, from 7.71% for the first nine months of 1995 to 7.64% for the first nine months of 1996.

INTEREST EXPENSE.   Interest expense increased $2.5 million from $16.8 million for the nine months ended September 30, 1995 to $19.3 million for the nine months ended September 30, 1996. This increase is due primarily to a $1.6 million increase in interest paid on deposits resulting from an increase of $39.3 million in the average balances of higher costing certificates of deposit accounts and a decline of $19.2 million in the average balances of lower costing regular savings and money market deposit accounts from the first nine months of 1995 to the first nine months of 1996. The average cost of certificates of deposit accounts also increased 16 basis points from 5.51% for the nine months ended September 30, 1995 to 5.67% for the nine months ended September 30, 1996. Interest expense on borrowed funds increased by $981,000 due to an increase in the average balance of borrowed funds of $24.6 million, offset in part by a 1.47% decline in the average cost of borrowed funds from 7.19% for the nine months ended September 30, 1995 to 5.72% for the nine months ended September 30, 1996.







(continued)

                       PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES.   The provision for loan losses during the nine
months ended September 30, 1996 was $322,000 as compared to $419,000 for the nine months ended September 30, 1995. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and increases in the size of the loan portfolio.

NON-INTEREST INCOME.   Total non-interest income declined by $2.6 million from
$4.2 million for the nine months ended September 30, 1995 to $1.6 million for the nine months ended September 30, 1996. This decline is primarily attributable to one-time income items recorded in the 1995 period of $2.8 million in amortization of deferred gain recognized on a prior period sale of real estate, and a $387,000 gains tax refund from New York State. Offsetting these declines was a change in gain/(loss) on sales of securities of $827,000 from a loss of $396,000 in the 1995 period as compared to a gain of $431,000 in the period in 1996.

NON-INTEREST EXPENSE.   Non-interest expense declined $2.5 million from $15.9
million for the nine months ended September 30, 1995 to $13.4 million for the nine months ended September 30, 1996. The higher non-interest expense for the first nine months of 1995 as compared to the current period is primarily a result of certain one-time items incurred during 1995 consisting of: the expensing of $2.2 million of deferred costs that were incurred in connection with the Conversion through March 31, 1995; the immediate recognition of expenses of $677,000 representing the projected benefit obligation under the retirement plan for the Company's non-employee directors; and the $660,000 loss provision on deposits at Nationar. Also contributing to the lower non-interest expense in the current period is the recovery of $449,000 of the $660,000 loss provision on deposits at Nationar, made possible by the receipt of the Company of $4.2 million of its $4.4 million of deposits previously frozen by the New York State Banking Department in connection with its supervisory liquidation of Nationar. Further contributing to the reduction in non-interest expense was a decrease in federal deposit insurance premiums from $775,000 for the nine months ended September 30, 1995 to $2,000 for the nine months ended September 30, 1996. The combined effect that the recovery of the $449,000 loss provision and the decrease in federal deposit insurance premium had on reducing the current period's non-interest expense below that of the year ago period was offset in part by





(continued)

                    PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


additional professional fees and operating expenses associated with being a publicly-held company and costs associated with implementing improved data processing systems as part of the Company's strategy to enhance its systems to improve efficiencies. Additionally, expenses attributable to salaries and employee benefits rose $874,000, reflecting salary increases, profit sharing plans, and the amortization of unearned compensation expense associated with the Restricted Stock Plan, which was implemented in May of 1996.

INCOME BEFORE INCOME TAXES.   Total income before provision for income taxes
increased $5.3 million from $3.9 million for the nine months ended September 30, 1995 to $9.2 for the nine months ended September 30, 1996, for reasons stated above.

PROVISION FOR INCOME TAXES. The effective income tax rate for the nine months ended September 30, 1996 was higher than the nine months ended September 30, 1995, with an effective tax rate of 45.70% and 43.55% for the nine months ended September 30, 1996 and 1995, respectively. This was primarily the result of a tax benefit in 1995 due to a decrease in the valuation allowance on the deferred tax asset attributable to the gain from sale of real estate for the nine months ended September 30, 1995.


FINANCIAL CONDITION

ASSETS.   From December 31, 1995, total assets increased $61.7 million to
$770.1 million at September 30, 1996. During the nine months ended September 30, 1996, mortgage loans increased by $74.2 million, securities available for sale declined by $3.0 million, and cash and federal funds sold and overnight interest-earning deposits decreased by $10.4 million. The increase in mortgage loans consisted primarily of a $50.4 million increase in the Bank's portfolio of 1-4 family residential mortgage loans and a $26.1 million increase in multi-family real estate mortgage loans.

From December 31, 1995 to September 30, 1996, mortgage-backed securities had declined $31.7 million and the proceeds were used to fund loan originations and a $28.6 million increase in other securities. The reduction in total securities available for sale takes into account a decline of $9.9 million in unrealized mark-to-market valuation of securities, before tax effect, as a result of increases in prevailing interest rates. An increasing interest rate environment may result in an

(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increase in unrealized loss on mark-to-market valuation of securities. The actual amount of cash flows from investment securities does not change as a result of mark-to-market valuation adjustments, assuming the securities are held to maturity. At September 30, 1996, the Company had $4.8 million invested in collateralized mortgage obligations ("CMOs"). The CMOs in the Company's portfolio were not considered high risk under regulations promulgated by the Office of Thrift Supervision. At September 30, 1996, the Company had $180.4 million in callable U.S. government securities.

Non-performing assets declined by $1.4 million from $6.9 million at December 31, 1995 to $5.5 million at September 30, 1996. Total non-performing assets as a percentage of total assets has consistently declined quarterly from 0.97% at December 31, 1995 to 0.71% at September 30, 1996. By adherence to its strict underwriting standards and aggressive charge-offs of possible losses from impaired loans, the Company has continued to strengthen its loan portfolio, evidenced by the increase in the Company's ratio of the allowance for loan losses to non-performing loans from 106.61% at December 31, 1995 to 148.19% at September 30, 1996.

LIABILITIES.   Deposit balances increased by $13.0 million during the first nine months of 1996 to $570.4 million at September 30, 1996 primarily due to a $19.0 million increase in certificate of deposit accounts, offset in part by a decrease of $2.9 million in regular savings accounts and a decrease of $3.0 million in demand, NOW and money market accounts. As described above, the Company also has increased its utilization of FHLB advances which totaled $51.0 million at September 30, 1996 with a weighted average interest rate of 5.85% and terms ranging from one to three years. The borrowing program is part of the Company's strategy to leverage its balance sheet when rates are attractive, as compared to alternative funding sources, to finance investment opportunities.

EQUITY.   Total stockholders' equity decreased $6.4 million during the first nine months of 1996 to $134.9 million at September 30, 1996. This decrease is due primarily to $6.1 million in treasury shares purchased through the Company's stock repurchase plan, as noted below, $319,000 in dividends declared as also noted below, and a decrease of $5.3 million, net of taxes, in unrealized market value of securities available for sale from December 31, 1995 to September 30, 1996, offset by $5.0 million in net income for the first nine months of 1996. The decline in the market value of the Company's portfolio of securities available for sale is due primarily to an increasing interest rate environment beginning in the latter portion of the first quarter of 1996. Due to the size of the Company's portfolio of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company.

(continued)

                     PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total shares outstanding at September 30, 1996 were 8,574,997. On June 28, 1996, the Company announced the intention to repurchase an aggregate of 716,350 shares, representing (i) 5.00% of the 8,625,000 shares issued in connection with the Conversion, plus (ii) 285,100 shares which equals the amount of restricted stock that was granted by the Company on May 21, 1996 pursuant to the Restricted Stock Plan. As of September 30, 1996, the Company had purchased 332,850 shares at a cost of $6.1 million, leaving 383,500 shares to be purchased under the Share Repurchase Program.

In light of the Company's capital strength and earnings performance, the Board of Directors declared a $0.04 per share dividend on September 17, 1996, to common shareholders of record September 30, 1996, and payable on October 15, 1996. Retained earnings was reduced by $319,000 to reflect this cash dividend.

LIQUIDITY.   The Bank, as a federal savings bank, is subject to Office of
Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specified U.S. government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require the maintenance of an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements.
At September 30, 1996 and December 31, 1995, the Bank's liquidity ratio, computed in accordance with the OTS requirement, was 13.57% and 20.73%, respectively. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

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






(continued)

                       PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CASHFLOW.   The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate mortgage loans. During the nine months ended September 30, 1996, net originations and repayments of loans totaled $44.7 million, and $29.6 million in residential mortgage loans were purchased. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. In the first nine months of 1996, the Company purchased a total of $128.1 million in securities available for sale, funded partially from $119.9 million in sales, calls, maturities and prepayments of securities available for sale. General funding for these assets comes from cashflow generated by operating and financing activities totaling $11.6 million and $60.2 million for the nine months ended September 30, 1996, respectively. For the nine months ended September 30, 1996, the Company borrowed $51.0 million in low cost, short-term FHLB advances. In addition, the Bank's deposit base increased by $13.0 million from December 31, 1995 to September 30, 1996. During a favorable interest rate environment, management may use low cost borrowing to leverage the Company's balance sheet.


OTHER TRENDS

From December 31, 1995 to September 30, 1996, total deposits increased $13.0 million, with the increase occurring in certificate of deposit accounts, amounting to $19.0 million, offset by a decrease of $2.9 million in savings accounts, and a decrease of $3.0 million in demand, NOW and money market accounts. This trend of increasing balances in higher costing certificates of deposit is due largely to increases in the prevailing rates paid in the Company's market area. Interest rates offered on the Company's passbook accounts, and certificates of deposit are at competitive rates. These trends contributed to the increase in the Company's average cost of funds from 4.10% for the nine months ended September 30, 1995 to 4.36% for the nine months ended September 30, 1996. A continuation of these trends could further increase the Company's cost of funds and a narrowing of the Company's net interest spread. It is management's strategy to maintain deposit growth within reasonable limits, and to utilize various low cost funding venues to finance investment opportunities.

                          PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REGULATORY CAPITAL POSITION
---------------------------

Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 1996, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 1996:

                                                                Percent of
                                                     Amount       Assets
                                                   ----------   -----------
                                                    (Dollars in thousands)

Tangible capital:
    Capital level                                   $91,654        12.52%
    Requirement                                      10,982         1.50
    Excess                                           80,672        11.02

Core capital:
     Capital level                                   $91,654       12.52%
     Requirement                                      29,284        4.00
     Excess                                           62,370        8.52

Risk-based capital:
     Capital level                                   $96,249       26.22%
     Requirement                                      29,362        8.00
     Excess                                           66,887       18.22

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES
----------------
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine months ended September 30, 1996 and 1995, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                            For the nine months ended September 30,
                                     ---------------------------------------------------------
                                                 1996                          1995
                                     ----------------------------  ---------------------------
                                     Average            Average    Average            Average
                                     Balance  Interest Yield/Cost  Balance  Interest Yield/Cost
                                     -------  -------- ----------  -------  -------- ----------

ASSETS
  Interest-earning assets:
    Mortgage loans, net             $ 309,675 $ 20,776     8.95%   $ 259,939 $ 18,109     9.29%
    Other loans                         2,067      180    11.61        2,919      228    10.41
    Mortgage-backed securities        165,493    7,995     6.44      180,578    8,750     6.46
    Interest-earning deposits          10,732      431     5.35       13,806      533     5.15
    Other securities                  220,900   11,252     6.79      110,269    5,197     6.28
                                    ---------  -------     ----     --------   ------    -----
     Total interest-earning assets    708,867   40,634     7.64      567,511   32,817     7.71
                                               -------     ----                ------    -----
    Non-interest earning assets        38,453                         36,674
                                    ---------                       --------
     Total assets                   $ 747,320                      $ 604,185
                                    =========                       ========
LIABILITIES and NET WORTH
  Interest-bearing liabilities:
    Deposits:
     Regular savings accounts       $ 215,978    4,622     2.85    $ 230,025    4,905     2.84
     NOW accounts                      19,228      273     1.89       18,330      259     1.88
     Money market accounts             26,917      564     2.79       32,077      670     2.78
     Certificates of deposit accounts 292,772   12,452     5.67      253,482   10,470     5.51
     Mortgagors escrow deposits         4,209       47     1.49        4,108       43     1.40
   Borrowed funds                      31,492    1,350     5.72        6,846      369     7.19
   Other interest-bearing liabilities     498       32     8.57          789       50     8.45
                                    ---------  -------     ----     --------   ------     ----
   Total interest-bearing liabilities 591,094   19,340     4.36      545,657   16,766     4.10
                                               -------     ----                ------     ----
   Other liabilities                   17,947                         14,741
                                    ---------                       --------
     Total liabilities                609,041                        560,398
   Equity                             138,279                         43,787
                                    ---------                       --------
     Total liabilities and equity   $ 747,320                      $ 604,185
                                    =========                       ========
Net interest income/expense spread             $ 21,294    3.28%             $ 16,051     3.61%
                                               ========    =====               ======     ====
Net interest-earning assets/
  net interest margin               $ 117,773              4.01%    $ 21,854              3.77%
                                    =========              =====    ========              ====
Ratio of interest-earning asset to
  interest-bearing liabilities                             1.20x                          1.04x
                                                           =====                          ====

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOANS
-----
The following table sets forth the Company's loan originations (including the net effect of refinancings) and the changes in the Company's portfolio of loans, including purchases, sales and principal reductions for the period indicated.

                                             For the nine         For the
                                             months ended       year ended
                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------
                                                      (In thousands)
MORTGAGE LOANS:
  At beginning of period                     $ 284,443           $ 255,596
  Mortgage loans originated:
     One-to-four family                         38,496              19,298
     Cooperative                                    20                 140
     Multi-family                               31,380              19,162
     Commercial                                  2,402               2,144
                                               -------              ------
       Total mortgage loans originated          72,298              40,744
     Acquired loans                             29,641              18,766
  Less:
     Principal reductions                       26,718              29,384
     Mortgage loans sold                             0                 626
     Mortgage loan foreclosures                  1,003                 653
                                               -------             -------
  At end of period                           $ 358,661           $ 284,443
                                               =======             =======
OTHER LOANS:
  At beginning of period                     $   2,328           $   3,231
  Net activity                                    (605)               (903)
                                               -------             -------
  At end of period                           $   1,723           $   2,328
                                               =======             =======

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-PERFORMING ASSETS
---------------------
The Company reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and real estate owned ("REO") at the dates indicated.

                                               September 30,    December, 31
                                                    1996           1995
                                                 ----------     ------------
                                                    (Dollars in thousands)
Non-accrual mortgage loans                        $ 3,494          $ 4,697
Other non-accrual loans                                36               50
                                                   ------           ------
     Total non-accrual loans                        3,530            4,747

Mortgage loans 90 days or more delinquent and
  still accruing                                        0              234
Other loans 90 days or more delinquent and
  still accruing                                        0                0
                                                   ------           ------
     Total non-performing loans                     3,530            4,981

Real estate owned (foreclosed real estate)          1,929            1,869
                                                   ------           ------
     Total non-performing assets                  $ 5,459          $ 6,850
                                                   ======           ======
Non-performing loans to gross loans                  0.98%            1.74%
Non-performing assets to total assets                0.71%            0.97%

                       PART I - FINANCIAL INFORMATION

              FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES
-------------------------

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

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                  September 30,  December 31,
                                                      1996          1995
                                                   -----------  -------------
                                                      (Dollars in thousands)
Balance at beginning of period                      $ 5,310         $ 5,370
Provision for loan losses                               322             496
Loans charged-off:
  One-to-four family                                    180             312
  Cooperative                                           162             183
  Multi-family                                           29             251
  Commercial                                             58             260
  Other                                                  34              46
                                                    -------         -------
     Total loans charged-off                            463           1,052
                                                    -------         -------
Recoveries:
  Mortgage loans                                         62             496
  Other                                                   0               0
                                                    -------         -------
     Total recoveries                                    62             496
                                                    -------         -------
Other adjustments                                         0               0
                                                    -------         -------
Balance at end of period                            $ 5,231         $ 5,310
                                                    =======         =======
Ratio of net charge-offs during the year to
  average loans outstanding during the period          0.13%           0.21%
Ratio of allowance for loans losses to gross
  loans at end of period                               1.45%           1.85%
Ratio of allowance for loans losses to
  non-performing loans at end of period              148.19%         106.61%
Ratio of allowance for loans losses to
  non-performing assets at end of period              95.82%          77.52%

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material effect on the Company's consolidated financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.

   Flushing Financial Corporation rights Plan (see item 6A and 6B).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

ITEM 5.  OTHER INFORMATION.

   Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

   a)  EXHIBIT


        4.1     Flushing Financial Corporation Rights Plan (incorporated by reference to Form 8-K filed on September 30, 1996)
       10.3(a)  Amendment to Employment Agreement between Flushing Financial
                Corporation and Michael J. Hegarty.
       10.3(b) Amendment to Employment Agreements between Flushing Financial Corporation and Certain Officers.
       10.8(a) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director.
       10.8(b) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers.

       27       Financial data schedules for electronic (EDGAR) filing.

   b)  REPORTS ON FORM 8-K

On September 30, 1996, the Company filed a Form 8-k reporting the Board of Director's declaration on September 17, 1996 of a dividend distribution of one Right for each outstanding share of Common Stock, par value $0.01 per share, of the Company to stockholders of record on September 30, 1996.

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Flushing Financial Corporation



Dated:  November 13, 1996           By:  /s/  James F. McConnell
        ------------------                ------------------------------------
                                          James F. McConnell
                                          President and Chief Executive
                                            Officer

Dated:  November 13, 1996           By:  /s/  Monica C. Passick
        ------------------                -----------------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                             EXHIBIT INDEX

Exhibit
  No.                         Description
-------                       -----------

10.3(a)                  Employment Agreement Amendment No. 1

10.3(b)                  Employment Agreement Amendment No. 2

10.8(a)                  Indemnity Agreement Amendment No. 1

10.8(b)                  Indemnity Agreement Amendment No. 2

27                       Financial Data Schedule