Form 10-K
period 1996-12-31
FLUSHING FINANCIAL CORP
filed 1997-03-31
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission file number 000-24272



                         FLUSHING FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      11-3209278
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               144-51 Northern Boulevard, Flushing, New York 11354
                    (Address of principal executive offices)

                                 (718) 961-5400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                             $0.01 par value.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $131,934,000. This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, on January 31, 1997, which was $17.625 as reported in the Wall Street Journal on February 3, 1997.

         The number of shares of the registrant's Common Stock outstanding as of January 31, 1997 was 8,132,597 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 1996 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1997 are incorporated herein by reference in Part III.

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----
                                     PART I

Item 1.   Business........................................................   3
Item 2.   Properties......................................................  45
Item 3.   Legal Proceedings...............................................  46
Item 4.   Submission of Matters to a Vote of Security Holders.............  46

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.............................................  46
Item 6.   Selected Financial Data.........................................  47
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  47
Item 8.   Financial Statements and Supplementary Data.....................  47
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................  47

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............  47
Item 11.  Executive Compensation..........................................  47
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................  47
Item 13.  Certain Relationships and Related Transactions..................  48

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K........................................................  48

                                     PART I


         Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions "Business--General", "Business--Market Area and Competition" and "Risk Factors" below, and elsewhere in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company has no obligation to update these forward-looking statements

Item 1.  Business.

General

         Flushing Financial Corporation (the "Company") is a Delaware corporation organized in May 1994, at the direction of the Board of Trustees of Flushing Savings Bank, FSB (the "Bank") for the purpose of acquiring and holding all of the outstanding capital stock of the Bank issued upon its conversion from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). The Conversion was completed on November 21, 1995. In connection with the Conversion, the Company issued 8,625,000 shares of common stock at a price of $11.50 per share to the Bank's eligible depositors who subscribed for shares, and to an employee benefit trust established by the Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company and the Bank (the "Employee Benefit Trust"). The Company realized net proceeds of $96.5 million from the sale of its common stock and utilized approximately $48.3 million of such proceeds to purchase 100% of the issued and outstanding shares of the Bank's common stock.

         The  primary   business  of  the  Company  is  the   operation  of  its
wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. government and federal agency securities, federal funds, mortgage-backed securities, and investment grade corporate obligations. The Company also holds a note evidencing a loan that it made to the Employee Benefit Trust to enable the Employee Benefit Trust to acquire 690,000 shares, or 8% of the common stock issued in the Conversion. The Company has in the past increased growth through acquisition of branches of other financial institutions, and will pursue growth through acquisitions that are accretive to earnings. The Company may also organize or acquire, through merger or otherwise, other financial services related companies. The activities of the Company are funded by that portion of the proceeds of the sale of common stock in the Conversion that the Company was permitted by the Office of Thrift Supervision ("OTS") to retain, and earnings thereon, and by dividends, if any, received from the Bank.

         The Company is a unitary savings and loan holding company, which, under existing laws, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Under regulations of the OTS the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every 12 months. At December 31, 1996, the Bank's QTL Ratio was 72.57%, and the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. See "Regulation--Qualified Thrift Lender Test" and "Regulation--Company Regulation."

         The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company. The Company utilizes the support staff of the Bank from time to time, as needed. Additional employees may be hired as deemed appropriate by the management of the Company.

         Unless otherwise disclosed, the information presented in the financial statements and this Form 10-K reflect the financial condition and results of operations of the Company and the Bank on a consolidated basis. At December 31, 1996, the Company had total assets of $775.3 million.

         The Company's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations, primarily in (i) originations and purchases of one-to-four-family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates co-operative apartment loans, construction and consumer loans. At December 31, 1996, the Company had loans receivable, net of allowance for loan losses and unearned income, of $382.8 million (approximately 49.38% of the Company's total assets). On a consolidated basis, the Company held mortgage -backed securities with a carrying value of $141.0 million (approximately 18.19% of the Company's total assets), including $37.8 million of fixed-rate mortgage-backed securities that were acquired through the securitization of Bank-originated fixed-rate mortgage loans in 1994. The Company's revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio and interest and dividends on other investments in its securities portfolio. The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans.

Market Area and Competition

         The Bank has been, and intends to continue to be, a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and six branch offices, located in the New York City Boroughs of Queens, Brooklyn and Manhattan, and in Nassau County, New York. Substantially all of the Bank's mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, the unemployment and real estate values in the New York City metropolitan area have been relatively stable, which has favorably impacted the Bank's asset quality. See "--Asset Quality." There can be no assurance that the stability of these economic factors will continue.

         The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for one-to-four family residential mortgage loans, multi-family loans and commercial real estate loans will continue to increase in the future. Thus, no assurances can be given that the Bank will be able to maintain or increase its current level of such loans, as contemplated by management's current business strategy The Bank's most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces increasing competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in maintaining its deposit base.

         For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," included in the Annual Report of Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report"), incorporated herein by reference.

Lending Activities

         Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate residential mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties or commercial real estate, co-operative apartment loans, construction loans and consumer loans. At December 31, 1996, the Bank had gross loans outstanding of $389.8 million (before reserves and unearned income), of which $223.3 million, or 57.28%, were one-to-four family residential mortgage loans (including $17.7 million of condominium loans, and $6.3 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 73.40% were ARM loans and 26.60% were fixed-rate loans. At December 31, 1996, multi-family loans totaled $104.9 million, or 26.91% of gross loans, commercial real estate loans totaled $46.7 million, or 11.98% , co-operative apartment loans totaled $13.2 million, or 3.40%, and consumer and other loans totaled $1.7 million, or 0.43% of gross loans.

         While management continues to place primary emphasis on the origination of one-to-four family residential mortgage loans, management's strategy calls for increased emphasis on multi-family and commercial real estate loans. From December 31, 1995 to December 31, 1996, one-to-four-family residential mortgage loans increased $66.4 million, or 39.06%, and multi-family loans increased $35.7 million, or 51.68%. Fully underwritten one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Multi-family income-producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater risk of credit loss than fully underwritten one-to-four family residential mortgage loans. The Company's increased emphasis on multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Company's loan portfolio. The greater risk associated with multi-family and commercial real estate loans may require the Company to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company.

         The Bank's lending activities are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by the Bank's competitors and, in the case of corporate entities, the creditworthiness of the borrower. Many of those factors are, in turn, affected by regional and national economic conditions, and the fiscal, monetary and tax policies of the federal government.

         The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                               At December 31,
                                                ---------------------------------------------------------------------------------
                                                        1996                        1995                         1994
                                                -----------------------      -----------------------      -----------------------
                                                                           (Dollars in thousands)
                                                               Percent                      Percent                      Percent
                                                Amount         of Total      Amount         of Total      Amount         of Total
                                                ------         --------      ------         --------      ------         --------
Mortgage loans:
   One-to-four family(1)(2) ...............  $ 223,273          57.28%    $ 155,435          54.20%    $ 133,006          51.39%
   Co-operative(3) ........................     13,245           3.40        14,653           5.11        16,155           6.24
   Multi-family ...........................    104,870          26.91        69,140          24.11        56,559          21.85
   Commercial .............................     46,698          11.98        45,215          15.77        49,512          19.13
   Construction ...........................       --             --            --             --             364           0.14
                                             ---------          -----     ---------          -----     ---------          -----
     Gross mortgage loans .................    388,086          99.57       284,443          99.19       255,596          98.75
Other loans ...............................      1,680           0.43         2,328           0.81         3,231           1.25
                                             ---------          -----     ---------          -----     ---------          -----
   Gross loans ............................    389,766         100.00%      286,771         100.00%      258,827         100.00%
                                                               ======                       ======                       ======
Less:
   Unearned income, unamortized discounts,
     and deferred loan fees, net ..........     (1,548)                      (1,335)                      (1,341)
   Allowance for loan losses ..............     (5,437)                      (5,310)                      (5,370)
                                             ---------                    ---------                    ---------
   Loans, net .............................  $ 382,781                    $ 280,126                    $ 252,116
                                             =========                    =========                    =========


                                                                At December 31,
                                                ---------------------------------------------------
                                                        1993                        1992
                                                -----------------------     -----------------------
                                                               Percent                     Percent
                                                Amount         of Total     Amount         of Total
                                                ------         --------     ------         --------
                                                            (Dollars in thousands)
Mortgage loans:
   One-to-four family(1)(2) ...............  $ 134,967          51.61%   $ 168,762          56.10%
   Co-operative(3) ........................     17,098           6.54       19,497           6.48
   Multi-family ...........................     49,459          18.91       54,481          18.11
   Commercial .............................     54,310          20.77       54,061          17.97
   Construction ...........................      1,891           0.72         --             --
                                             ---------          -----    ---------          -----
     Gross mortgage loans .................    257,725          98.55      296,801          98.66
Other loans ...............................      3,791           1.45        4,043           1.34
                                             ---------          -----    ---------          -----
   Gross loans ............................    261,516         100.00%     300,844         100.00%
                                                               ======                      ======
Less:
   Unearned income, unamortized discounts,
     and deferred loan fees, net ..........     (1,202)                     (1,009)
   Allowance for loan losses ..............     (5,723)                     (4,555)
                                             ---------                   ---------
   Loans, net .............................  $ 254,591                   $ 295,280
                                             =========                   =========




(1) One-to-four family residential loans also include home equity and condominium loans. At December 31, 1996, gross home equity loans totaled $6.3 million and condominium loans totaled $17.7 million.

(2)      Excludes loans available for sale of $5.6 million at December 31, 1993.

(3)      Consists  of  loans  secured  by  shares   representing   interests  in
         individual co-operative units that are generally owner occupied.

         The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:

                                               For the Years Ended December 31,
                                            -----------------------------------
                                               1996         1995         1994
                                            ---------    ---------    ---------
                                                       (In thousands)
Mortgage loans:
At beginning of year ....................   $ 284,443    $ 255,596    $ 263,329
   Mortgage loans originated:
     One-to-four family(1) ..............      51,309       19,298       31,715
     Co-operative .......................          76          140          188
     Multi-family .......................      43,184       19,162       11,822
     Commercial .........................       7,501        2,144        2,559
     Construction .......................        --           --            628
                                            ---------    ---------    ---------
     Total mortgage loans originated ....     102,070       40,744       46,912
   Acquired loans(2) ....................      39,873       18,766        4,717
Less:
   Principal reductions .................      37,150       29,384       38,073
   Mortgage loans sold(1) ...............        --            626        3,148
   Loans securitized ....................        --           --         15,796
   Mortgage loan foreclosures ...........       1,150          653        2,345
                                            ---------    ---------    ---------
At end of year ..........................   $ 388,086    $ 284,443    $ 255,596
                                            =========    =========    =========
Other loans:
At beginning of year ....................   $   2,328    $   3,231    $   3,791
Net activity ............................        (648)        (903)        (560)
                                            ---------    ---------    ---------
At end of year ..........................   $   1,680    $   2,328    $   3,231
                                            =========    =========    =========

------------

(1)      Includes mortgage loans originated for sale in the secondary market.

(2)      For  a  description   of  the  Bank's  loan  purchase   activity,   see
         "--One-to-Four Family Mortgage Lending."

         Loan Maturity and Repricing. The following table sets forth at December 31, 1996, the dollar amount of all loans held in the Bank's portfolio that is due after December 31, 1997, and whether such loans have fixed or adjustable interest rates. Non-performing loans are excluded. The Bank's loan portfolio contained no outstanding construction loans as of the date specified and therefore the following two tables exclude reference to any such loans.

                                                 Due after December 31, 1997
                                          --------------------------------------
                                            Fixed       Adjustable        Total
                                          --------      ----------      --------
                                                     (In thousands)
Mortgage loans:
   One-to-four family .............       $ 58,351       $107,382       $165,733
   Co-operative ...................          2,903          4,311          7,214
   Multi-family ...................         18,167         83,895        102,062
   Commercial .....................          8,269         30,862         39,131
Other loans .......................          1,123           --            1,123
                                          --------       --------       --------
   Total loans ....................       $ 88,813       $226,450       $315,263
                                          ========       ========       ========

         The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1996. Loans that have adjustable-rates are shown as being due in the period during which the interest rates are next subject to change. The table does not reflect prepayments or scheduled principal amortization, which totaled $37.2 million for the year ended December 31, 1996. Certain adjustable rate loans have features which limit changes in interest rates on a short-term basis and over the life of the loan.



                                                 At December 31, 1996
                             ---------------------------------------------------------------
                              One-to-                                                Total
                               Four                 Multi-                Other      Loans
                              Family  Co-operative  Family   Commercial   Loans    Receivable
                             -------  ------------  ------   ----------  --------  ----------
                                                      (In thousands)
Amounts due(1):
  Within one year            $ 55,705   $  5,999   $  2,303   $  7,567   $    521   $ 72,095
                             --------   --------   --------   --------   --------   --------

After one year(1):
  One to two years .......     30,307      1,681     12,753      9,828        430     54,999
  Two to three years .....     21,707      2,067      9,830      9,538        429     43,571
  Three to five years ....     38,303        713     61,140     11,522        250    111,928
  Five to ten years ......     32,670      1,430     11,780      7,928         14     53,822
  Over ten years .........     42,746      1,323      6,559        315       --       50,943
                             --------   --------   --------   --------   --------   --------
  Total due after one year    165,733      7,214    102,062     39,131      1,123    315,263
                             --------   --------   --------   --------   --------   --------
    Total amounts due ...    $221,438   $ 13,213   $104,365   $ 46,698   $  1,644   $387,358
                             ========   ========   ========   ========   ========   ========

============================================================================================

(1) Excludes $2.4 million in non-performing loans.

         One-to-Four Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four family residences, including townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and ARM residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $500,000. Loan originations generally result from applications received from existing or past customers, persons that respond to Bank advertising and other marketing efforts and referrals from attorneys, real estate brokers, mortgage brokers and mortgage bankers.

         Partly in response to the intense competition for originations of one-to-four family residential mortgage loans, in the second half of 1994, the Bank commenced a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank purchases individual newly originated one-to-four family loans originated by such correspondents. Typically, the servicing is purchased as well. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. Generally, the Bank does not receive loan origination fees on such loans. During 1996, through these relationships, the Bank purchased $39.9 million in one-to-four family mortgage loans, as compared to $11.6 million in 1995 and $4.7 million during 1994. In addition, from time to time, the Bank will selectively purchase packages of seasoned performing one-to-four family residential loans located within the New York region. During 1995, the Bank purchased one package of such loans totaling $7.2 million with an average yield of 7.97%. Servicing was not acquired. The Bank did not purchase any seasoned loans in 1996.

         The Bank generally originates residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. The Bank may make residential mortgage loans with loan-to-value ratios of up to 95% of the appraised value of the mortgaged property; however, private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

         The majority of the residential mortgage loans originated by the Bank are underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, and increasingly in 1996, the Bank has originated residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 70% of the appraised value of the property or the sale price, whichever is less. These loans also are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized. FNMA does not purchase such loans. The Bank believes, however, that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. Although there are a number of purchasers for such loans, there can be no assurance that such purchasers will continue to be active in the market or that the Bank will be able to sell such loans in the future. During 1995, the Bank originated two ARM loans of this type, totaling $538,000 and three fixed-rate 15-year loans of this type totaling $245,000. During 1996, the Bank originated loans of this type totaling $12.3 million in ARM loans and $6.7 million in 15-year fixed-rate loans.

         The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank charges origination fees of up to 2%; loans with fees of less than 2% generally carry a higher interest rate. The Bank's current policy is to securitize or sell all its newly originated conforming fixed-rate 30-year residential mortgage loans in the secondary market to FNMA and other secondary market purchasers, and to hold its fixed-rate 15-year residential mortgage loans in its portfolio. The servicing rights on loans sold ordinarily are retained by the Bank. There were no 30-year fixed-rate residential mortgage loans originated in 1996.

         The Bank offers ARM loans with adjustment periods of one, three, five or ten years, and the Bank's current emphasis is on adjustment periods of one year. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S.
Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. Origination fees of up to 2% are charged for ARM loans; loans with fees of less than 2% generally carry a higher interest rate. The Bank originated and purchased one-to-four family residential ARM loans totaling $11.2 million and $18.4 million, respectively, during 1995 and $34.0 million and $32.0 million, respectively, during 1996. At December 31, 1996, $172.8 million, or 73.66%, of the Bank's residential mortgage loans, consisted of ARM loans.

         The volume and adjustment periods of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, demand for loans, competition, consumer preferences and the availability of funds. In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of falling interest rates, the Bank may experience refinancing activity in ARM loans, whose interest rates may be fully indexed, to fixed-rate loans. The Bank's policy regarding this type of refinancing is to allow a maximum reduction of 200 basis points in the interest rate on a fixed-rate basis and, if the loan is a 30-year loan, to sell or securitize it in the secondary market.

         The retention of ARM loans, as opposed to fixed-rate 30-year loans, in the Bank's portfolio helps reduce the Bank's exposure to interest rate risks. However, in an environment of rapidly increasing interest rates as was experienced in the 1970's, it is possible for the interest rate increase to exceed the maximum aggregate adjustment on ARM loans and negatively affect the spread between the Bank's interest income and its cost of funds.

         ARM loans generally involve credit risks different from those inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the value and marketability of the property collateralizing the loan may be adversely affected. In order to minimize risks, the borrowers of one-year ARM loans are qualified at the higher of the maximum adjusted rate at the first adjustment or the FNMA minimum qualifying rate. The Bank has not in the past, nor does it currently originate ARM loans which provide for negative amortization.

         Home Equity Loans. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" for terms up to 20 years with monthly payments of principal and interest due from the borrower commencing when the line of credit is accessed. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 75% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are granted in amounts up to $100,000 for home equity lines of credit and $100,000 for fixed-rate fully amortizing loans. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 1996, home equity loans totaled $6.3 million, or 1.62%, of gross loans.

         Commercial Real Estate Lending. Loans secured by commercial real estate constituted approximately $46.7 million, or 11.98%, of the Bank's gross loans at December 31, 1996. The Bank's commercial real estate loans are secured by improved properties such as offices, small business facilities, strip shopping centers, warehouses, religious facilities and mixed-use properties. At December 31, 1996, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $442,000, and the largest of such loans, which was secured by an office building, had a principal balance of $1.9 million. Typically, commercial real estate loans are originated at a range of $100,000 to $3.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 2% is typically charged on all commercial real estate loans.

         In underwriting commercial real estate loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank typically requires a debt service coverage of at least 125% of the monthly loan payment. Commercial real estate loans generally are made up to 70% of the appraised value of the property securing the loan or the sales price of the property, whichever is less. The Bank generally obtains personal guarantees from commercial real estate borrowers and typically orders an environmental report on the property securing the loan.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. Loans secured by commercial real estate also may involve a greater degree of environmental risk. The Bank seeks to protect against this risk through obtaining an environmental report. See "--Asset Quality--REO."

         Multi-Family Lending. Loans secured by multi-family income producing properties (including mixed-use properties) constituted approximately $104.9 million, or 26.91%, of gross loans at December 31, 1996, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $497,000 at December 31, 1996, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $2.6 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 2% is typically charged on multi-family loans.

         In  underwriting   multi-family   loans,  the  Bank  employs  the  same
underwriting standards and procedures as are employed in underwriting commercial real estate loans.

         Multi-family   loans   generally   carry  larger  loan   balances  than
one-to-four family residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to commercial real estate loans.

         Construction Loans. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent, multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less and with adjustable interest rates that are tied to a market index. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank still has a first lien position. At December 31, 1996, the Bank had no construction loans outstanding.

         Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions.

         Consumer and Other Lending. The Bank originates other loans primarily for personal, family or household purposes, which generally consist of passbook loans, overdraft lines of credit, student loans, automobile loans and other personal loans. Total consumer and other loans outstanding at December 31, 1996 amounted to $1.7 million, or 0.43%, of gross loans. Generally, unsecured loans in this category are limited to amounts of $5,000 or less for terms of up to five years. Certain student loans may be made in amounts up to the maximum amount permitted by the New York State Higher Education Services Corporation, currently $138,500, for terms of up to 10 years. Since 1992, the Bank has sold all student loans to EXPORT, a subsidiary of Sallie Mae (Student Loan Marketing Association) which administers all such loans sold by the Bank. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

         The underwriting standards employed by the Bank for consumer and other loans include a determination of the applicant's payment history on other debts and assessment of the applicant's ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate. With the exception of a portfolio of consumer loans acquired by the Bank in 1991 at a discount in connection with the acquisition of a failed savings and loan association, the level of delinquencies in the Bank's consumer and other loan portfolio generally has been within industry standards; however, there can be no assurance that delinquencies will not increase in the future.

         Loan Approval Procedures and Authority. The Bank's Board-approved lending policies establish loan approval requirements for its various types of loan products. Pursuant to the Bank's Residential Mortgage Lending Policy, all residential mortgage loans require three signatures for approval, at least one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, "Authorized Officers") and the other two may be from the Bank's Senior Mortgage Officer, Loan Underwriting Manager or Senior Underwriter. Residential mortgage loans in excess of $500,000 also must be approved by the Loan Committee, the Executive Committee or the full Board of Directors. Pursuant to the Bank's Commercial Real Estate Lending Policy, all loans secured by commercial real estate properties and multi-family income producing properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Manager. Such loans in excess of $400,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank's Consumer Loan Policy, all consumer loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank's Construction Loan Policy requires that all construction loans must be approved by the Loan or Executive Committee or the Board of Directors of the Bank. Any loan, regardless of type, that deviates from the Bank's written loan policies must be approved by the Loan or Executive Committee or the Bank's Board of Directors.

         For all loans originated by the Bank, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required. Such appraisals currently are performed by the Bank's staff appraiser or an independent appraiser designated and approved by the Bank. The Bank's Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to require borrowers to obtain title insurance and hazard insurance on all real estate first mortgage loans prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

         Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 1996, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by apartment buildings, with an aggregate principal balance of $3.3 million, $2.7 million and $2.4 million for each of the three borrowers.

         Loan Servicing. At December 31, 1996, loans aggregating $48.8 million were being serviced for others by the Bank. The Bank's policy is to retain the servicing rights to the mortgage loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

         Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may commence foreclosure proceedings against real property that secures the loan and attempt to repossess personal property that secures a consumer loan or co-operative apartment loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction loans are made on a case by case basis. Since foreclosure typically halts the sale of the collateral and may be a lengthy procedure in the State of New York, the

Bank may consider loan work-out arrangements to work with multi-family or commercial real estate borrowers in an effort to restructure the loan rather than foreclose, particularly if the borrower is, in the opinion of management, able to manage the project. In certain circumstances, on rental properties, the Bank may institute proceedings to seize the rent.

         On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

         Delinquent Loans and Non-performing Assets. The following table sets forth delinquencies in the Bank's loan portfolio at the dates indicated:


                                                                      At December 31,
                        -----------------------------------------------------------------------------------------------------------
                                       1996                                1995                                1994
                        -----------------------------------------------------------------------------------------------------------
                           60-89 Days      90 Days or More     60-89 Days      90 Days or More     60-89 Days     90 Days or More
                        ----------------------------------------------------------------------------------------------------------
                           Number          Number            Number            Number            Number           Number
                             of  Principal   of   Principal    of   Principal    of   Principal    of   Principal   of   Principal
                           Loans  Balance  Loans   Balance   Loans   Balance   Loans   Balance   Loans   Balance  Loans   Balance
                        ----------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
One-to-four family ......     2   $  705     15     $1,835       1    $  149       25   $2,276       3   $  198      24    $2,389
Co-operative ............    --       --      2         32       1        53        2      109       4      245       3       153
Multi-family ............    --       --      3        505       1       441        4    2,119      --       --       3       890
Commercial ..............    --       --     --         --      --        --        3      427       1       88       5     1,452
Construction ............    --       --     --         --      --        --       --       --      --       --       1       364
                          -----   ------  -----     ------   -----    ------    -----   ------  ------   ------   -----    -------
  Total mortgage loans ..     2      705     20      2,372       3       643       34    4,931       8      531      36     5,248
Other loans .............     3        2      6         36       2         1        5       50       4        4       6        63
  Total loans             -----   ------- -----     ------   -----    ------    -----   ------   -----   -------  -----    -------
    delinquent ..........     5   $  707     26     $2,408       5    $  644       39   $4,981      12   $  535      42     $5,311
                          =====   ======= =====     =======  =====    =======   =====   ======   =====   =======  =====    =======
Delinquent loans to
  gross loans ...........           0.18%             0.62%             0.22%             1.74%            0.21%              2.05%


         The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with internal policies and applicable regulatory guidelines. Generally, all non-performing loans delinquent 90 days or more, commercial real estate loans pending foreclosure and real estate owned ("REO") require classification. See "--Classified and Special Mention Assets."

         The Bank generally discontinues accruing interest on delinquent loans when a loan is 90 days past due or foreclosure proceedings have been commenced, whichever first occurs. Loans in default 90 days or more as to their maturity date but not their payments, however, continue to accrue interest. With respect to loans on non-accrual status, previously accrued but unpaid interest is deducted from interest income six months after the date it becomes past due.

         The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and REO at the dates indicated. During the years ended December 31, 1996, 1995 and 1994, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $145,000, $344,000 and $371,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.



                                                                   At December 31,
                                             ----------------------------------------------------
                                                1996      1995      1994       1993       1992
                                             --------- --------- ---------   ---------  ---------
                                                              (Dollars in thousands)

Non-accrual mortgage loans ...............   $ 2,372    $ 4,697    $ 5,234    $11,548    $21,615
Other non-accrual loans ..................        36         50         63        142         --
                                             --------- ---------  ---------  ---------  ---------
     Total non-accrual loans .............     2,408      4,747      5,297     11,690     21,615
                                             --------- ---------  ---------  ---------  ---------
Mortgage loans 90 days or more delinquent
   and still accruing.....................        --        234         14          4        195
Other loans 90 days or more delinquent
   and still accruing ....................        --         --         --          1        415
                                             --------- ---------  ---------  ---------  ---------
     Total non-performing loans ..........     2,408      4,981      5,311     11,695     22,225
                                             --------- ---------  ---------  ---------  ---------
In-substance foreclosed real estate ......        --         --        372      4,772      5,123
Foreclosed real estate ...................     1,218      1,869      3,096      2,990      3,409
                                             --------- ---------  ---------  ---------  ---------
     Total REO ...........................     1,218      1,869      3,468      7,762      8,532
                                             --------- ---------  ---------  ---------  ---------
     Total non-performing assets .........   $ 3,626    $ 6,850    $ 8,779    $19,457    $30,757
                                             ========= =========  =========  =========  =========
Troubled debt restructurings .............        --         --    $ 3,220    $ 6,029    $ 1,429
                                             ========= =========  =========  =========  =========
Non-performing loans to gross loans (1) ..      0.62%      1.74%      2.05%      4.47%      7.39%
Non-performing assets to total assets (1).      0.47%      0.97%      1.48%      3.16%      5.16%

----------
(1) Ratios do not include troubled debt restructurings where the loans are performing in accordance with the agreement.


         REO. The Bank has been aggressively marketing its REO properties. Total REO, including in-substance foreclosed loans, had consistently decreased from $8.5 million at December 31, 1992 to $1.2 million at December 31, 1996. To facilitate the sale of REO, the Bank originated eight loans totaling $492,000 during 1995, and nine loans totaling $307,000 during 1996.

         At December 31, 1996, the largest single REO property resulted from a commercial real estate loan secured by an office building with a net book value of $729,000. REO properties are carried at the lower of carrying amount or fair value less estimated costs to sell. This determination is made on an individual asset basis. "Carrying amount" represents the book value of the loan at the time a property is foreclosed (after any charge-off against the allowance for loan losses to reflect any difference between the book value of the loan and the fair market value of the collateral), less any payments subsequently received in respect of such loan such as payments from private mortgage insurance or court appointed receivers. See "--Allowance for Loan Losses." If the subsequent fair value is less than the carrying amount, the deficiency is recognized as an REO valuation allowance and, accordingly, is charged against earnings through a provision for losses on REO.

         The following table sets forth the activity in the Bank's REO portfolio for the three months ended on each of the indicated dates:

                                                For the Three Months Ended
                                     -------------------------------------------
                                       March      June    September   December
                                       1996       1996      1996        1996
                                     --------- --------- ----------- -----------
                                             (Dollars in thousands)

Balance, beginning of period........  $1,869     $1,667     $1,764      $1,929

Foreclosures and other acquisitions.     207        415        364        --

Less: Sales.........................     466        313        190         756

      Reductions(1).................     (57)       5          9           (45)
                                     --------- --------- ----------- -----------
Balance, end of period..............  $1,667     $1,764     $1,929      $1,218
                                     ========= ========= =========== ===========

(1) Reductions include provisions for losses on REO and payments received subsequent to foreclosure from private mortgage insurance and from court appointed receivers.

         The following table sets forth the approximate change in the allowance for losses on REO for the three years ended December 31, 1996:

                                            For the Years Ended December 31,
                                           ----------------------------------
                                               1996      1995      1994
                                           ----------  --------  -----------
                                                  (Dollars in thousands)
                                          ----------------------------------
        Balance, beginning of year .......   $  388    $  774     $1,028

        Provision ........................      219       311        575

        Less: Reduction due to sale of ORE     (326)      697        829
                                           ----------  --------   --------
        Balance, end of year .............   $  281    $  388     $  774
                                           ==========  ========   ========

         Although the Bank currently obtains environmental reports in connection with the underwriting of commercial real estate loans, it obtains environmental reports in connection with the underwriting of multi-family and other loans only if the nature of the current or, to the extent known to the Bank, prior use of the property securing the loan indicates a potential environmental risk. However, the Bank may not be aware of such uses or risks in any particular case, and, accordingly, there is no assurance that real estate acquired by the Bank in foreclosure is free from environmental contamination or that, if any such contamination or other violation exists, the Bank will not have any liability therefor.

         Classified and Special Mention Assets. Federal regulations and Bank policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention."

         The Bank has a loan secured by a fully occupied one-story retail building with six stores, located in Queens, that is listed as special mention. The Bank has completed its foreclosure action and has been granted judgment on foreclosure. The mortgagor has agreed to make full monthly payments plus additional payments to be applied towards the arrears. At December 31, 1996, all payments due under the borrower's agreement were current and the net book value of the loan was $1.5 million. Since this loan is performing in accordance with the terms of the borrower's agreement, it is recorded on an accrual basis. At December 31, 1996, the Bank had no other classified asset (or group of assets) listed as substandard or special mention with a net book value of

$1.0 million or more. Net book value of REO is the lower of carrying amount or fair value less estimated selling costs.

Allowance for Loan Losses

         The Bank has established and maintains on its books an allowance for loan losses that is designed to provide reserves for estimated losses inherent in the Bank's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experiences, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank's staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of the allowance.

         In assessing the adequacy of the allowance, management reviews the Bank's loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial real estate, multi-family real estate, one-to-four family loans, co-operative apartment loans and consumer loans. General provisions are established against performing loans in the Bank's portfolio in amounts deemed prudent from time to time based on the Bank's qualitative analysis of the factors described above. The determination of the amount of the allowance for loan losses also includes a review of loans on which full collectability is not reasonably assured. The primary risk element considered by management with respect to each consumer and one-to-four family and cooperative apartment loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate and multi-family loans are the financial condition of the borrower, the sufficiency of the collateral (including changes in the value of the collateral) and the record of payment. When a judgment is made that a specific loan involves a risk of default and loss that is greater than the norm for loans in the relevant category, that loan or a portion thereof may be classified loss, doubtful or substandard. In addition, loans that are judged not to require specific classification at a particular time, but require close monitoring, are categorized as "special mention" loans. See "--Classified Assets."

         The Bank establishes two types of reserves: specific reserves and general valuation reserves. Specific reserves are established to reflect an actual loss or the best estimate of the risk of loss on a specific loan as of a certain date. All specific reserves are equivalent to direct charge-offs and are reflected as direct reductions to the allowance for loan losses and the related loan balances. Specific reserves are established for 100% of the portion of loans that are classified as loss.

         General valuation reserves represent allowances that have been established to recognize the inherent risk associated with lending activities. With respect to loans classified by the Bank as substandard and the portion of loans classified doubtful or categorized as special mention, the Bank will make additional provision to its general valuation reserves in an amount equal to a percentage of principal amount outstanding at the time, currently ranging from 1.5% to 15%, which is determined from time to time by the Bank according to loan type and classification. Additional provisions may be made to the general valuation allowance to cover loans which are deemed not to require classification or categorization as special mention, but are performing loans where the Bank has knowledge that the financial condition of the borrower has deteriorated. Provisions to the Bank's general valuation allowance are charged against net income.

         In addition, when real estate loans are foreclosed, the loan balance is compared to the fair value of the property. The Bank evaluates the fair market value of properties on the basis of information readily available to the Bank at the time the properties are classified as REO. If the carrying value of the loan at the time of foreclosure exceeds the fair value of the property, the difference is charged to the allowance for loan losses and the fair value of the property becomes the book value of the REO. The REO is subsequently carried at the lower of the carrying value of the loan or the fair value of the property less estimated costs of sale with any further adjustment reflected as a charge against earnings. See "--Asset Quality--REO."

         The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the Federal Deposit Insurance Corporation ("FDIC"), which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require the Bank to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. An OTS policy statement provides guidance for OTS examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution's general valuation allowance policies and procedures are deemed to be inadequate, the general valuation allowance would be compared to certain ranges of general valuation allowances deemed acceptable by the OTS depending in part on the savings institution's level of classified assets.

         The Bank's provision for loan losses was $418,000, $496,000 and $246,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the total allowance for loan losses was $5.4 million, representing 225.79% of non-performing loans and 149.94% of non-performing assets, an increase from the December 31, 1995 ratios of 106.61% and 77.52% respectively. The Bank continues to monitor and modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for potential loan losses based on available information.

         Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions and the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. However, many factors may require additions to the allowance for loan losses in future periods beyond those reasonably anticipated. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the local real estate market and the value of collateral, or a review and evaluation of the Bank's loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank's increased emphasis on commercial real estate and multi-family loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with commercial real estate and multi-family loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See "--Lending Activities" and "--Asset Quality."

         The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.


                                                        For the Years Ended December 31,
                                                ------------------------------------------------
                                                   1996      1995      1994     1993       1992
                                                --------  --------  --------  --------  --------
                                                             (Dollars in thousands)
Balance at beginning of year ...............     $5,310    $5,370    $5,723    $4,555    $3,242
Provision for loan losses ..................        418       496       246     2,522     2,809
Loans charged-off:
     One-to-four family ....................        220       312       341       287       494
     Co-operative ..........................        162       183        71        33       120
     Multi-family ..........................         41       251        14       344       389
     Commercial ............................         68       260       303       716       669
     Construction ..........................         --        --        --        --        --
     Other .................................         44        46        65       147        83
                                                --------  --------  --------  --------  --------
     Total loans charged-off ...............        535     1,052       794     1,527     1,755
                                                --------  --------  --------  --------  --------
Recoveries:
     Mortgage loans ........................        244       496       195       173        --
     Other .................................         --        --        --        --       259
                                                --------  --------  --------  --------  --------
     Total recoveries ......................        244       496       195       173       259
                                                --------  --------  --------  --------  --------
Balance at end of year .....................     $5,437    $5,310    $5,370    $5,723    $4,555
                                                ========  ========  ========  ========  ========
Ratio of net charge-offs during the year to
   average loans outstanding during the year       0.09%     0.21%     0.24%     0.47%     0.47%


                                                            For the Years Ended December 31,
                                                ------------------------------------------------
                                                   1996      1995      1994     1993       1992
                                                --------  --------  --------  --------  --------
                                                             (Dollars in thousands)
Ratio of allowance for loan losses to
   gross loans at end of year ................     1.39%     1.85%     2.07%     2.19%     1.51%
Ratio of allowance for loan losses to
   non-performing loans at the end of year....   225.79%   106.61%   101.11%    48.94%    20.49%
Ratio of allowance for loan losses to
   non-performing assets at the end of year...   149.94%    77.52%    61.17%    29.41%    14.81%

         The following table sets forth the Bank's allocation of its allowance for loan losses to the total amount of loans in each of the categories listed at the dates indicated. The numbers contained in the "Amount" column indicate the allowance for loan losses allocated for each particular loan category. The numbers contained in the column entitled "Percentage of Loans in Category to Total Loans" indicate the total amount of loans in each particular category as a percentage of the Bank's total loan portfolio.

                                                                      At December 31,
                              ----------------------------------------------------------------------------------------------------
                                     1996                 1995                1994                1993                 1992
                              ------------------- -------------------- --------------------- ------------------ -------------------
                                        Percentage          Percentage           Percentage         Percentage           Percentage
                                           of                  of                   of                  of                   of
                                        Loans in            Loans in             Loans in            Loans in             Loans in
                                        Category            Category             Category            Category             Category
                                        to Total            to Total             to Total            to Total             to Total
     Loan Category             Amount      Loans    Amount     Loans     Amount     Loans     Amount    Loans     Amount     Loans
     -------------            -------   --------  --------   --------  --------   --------  --------   --------  --------   ------
                                                                         (Dollars in thousands)
Mortgage Loans:
   One-to-four family .....   $223,273    57.28%   $  1,126    54.20%   $  1,132    51.39%   $    957    51.61%   $    866   56.10%
   Co-operative ...........     13,245     3.40         407     5.11         125     6.24          38     6.54          68     6.48
   Multi-family ...........    104,870    26.91       1,625    24.11       1,024    21.85       1,171    18.91       1,207    18.11
   Commercial .............     46,698    11.98       2,139    15.77       3,070    19.13       3,507    20.77       2,164    17.97
   Construction ...........         --       --          --       --          --     0.14          --     0.72          --       --
                              -------- --------    -------- --------    -------- --------    -------- --------    --------  -------
     Total mortgage loans .    388,086    99.57       5,297    99.19       5,351    98.75       5,673    98.55       4,305    98.66
   Other loans ............      1,680     0.43          13     0.81          19     1.25          50     1.45         250     1.34
                              -------- --------    -------- --------    -------- --------    -------- --------    --------  -------
     Total ................   $389,766   100.00%   $  5,310   100.00%   $  5,370   100.00%   $  5,723   100.00%   $  4,555  100.00%
                              ======== ========    ======== ========    ======== ========    ======== ========    ========  -======

Investment Activities

         General. The investment policy of the Company, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth strategies, the economic environment, its interest rate sensitivity "gap" position, the types of securities to be held, and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Management Strategy," included in the Annual Report and incorporated herein by reference.

         Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. All mortgage-backed securities held by the Bank are directly or indirectly insured or guaranteed by FNMA, FHLMC or the Government National Mortgage Association ("GNMA").

         The Investment Committee of the Bank and the Company meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

         SFAS 115, which was adopted by the Company, effective December 31, 1993, requires that investments in equity securities that have readily determinable fair values and all investments in debt securities are to be classified in one of the following three categories and accounted for accordingly: (1) trading securities; (2) securities available for sale; and (3) securities held to maturity. Unrealized gains or losses on trading securities would be included in the determination of net income; however, the Company does not intend to trade securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of equity, net of taxes. At December 31, 1996, the Company had $331.9 million in securities available for sale which represented 42.81% of total assets. These securities had an aggregate market value at that date that was approximately 2.5 times the amount of the Company's equity at that date. The cumulative balance of unrealized loss on securities available for sale was $1.2 million, net of taxes, at December 31, 1996. As a result of SFAS 115 and the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 7 of "Notes to Consolidated Financial Statements," included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

         In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report entitled "A Guide to Implementation of Statement #115 on Accounting for Certain Investments in Debt and Equity Securities", which gave the Company a one-time opportunity to reconsider its ability and intent to hold securities to maturity, and allowed the Company to transfer securities from held-to-maturity to other categories without tainting its remaining held-to-maturity securities. Accordingly, on December 29, 1995, the Company moved all securities classified as held-to-maturity to available-for-sale, totaling $94.7 million, net of a $1.4 million unrealized gain.

         At December 31, 1996, the Company had no investment in a particular issuer's securities that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

         The table below sets forth certain information regarding the amortized cost and market values of the Company's securities portfolio at the dates indicated. Securities held for investment/to maturity are recorded at amortized cost. Securities available for sale are recorded at market value. See Note 7 of Notes to Consolidated Financial Statements, included in the Annual Report, incorporated herein by reference.


                                                                                       At December 31,
                                                          -------------------------------------------------------------------------
                                                                 1996                        1995                       1994
                                                          ---------------------     ---------------------    ----------------------
                                                          Amortized    Market       Amortized     Market     Amortized      Market
                                                            Cost        Value         Cost         Value        Cost         Value
                                                          --------     --------     --------     --------     --------     --------
                                                                                      (In thousands)
 Securities held for investment/to
  maturity:
Bond and other debt securities: ......................         --           --           --           --           --           --
  U.S. government and agencies .......................         --           --           --           --           --           --
  Obligations of states &
     political subdivisions ..........................         --           --           --           --       $  1,241     $  1,243
  Corporate debt .....................................         --           --           --           --            876          876
  Public utility .....................................         --           --           --           --           --           --
                                                           --------     --------     --------     --------     --------     --------
  Total bonds and other debt securities ..............        --           --           --           --           2,117        2,119
                                                           --------     --------     --------     --------     --------     --------

Equity securities:
  Redeemable preferred stock(1) ......................         --           --           --           --          5,736        5,641
                                                           --------     --------     --------     --------     --------     --------
  Total equity securities: ...........................         --           --           --           --          5,736        5,641
                                                           --------     --------     --------     --------     --------     --------
Mortgage-backed securities:
  FHLMC ..............................................         --           --           --           --         37,076       35,537
  FNMA ...............................................         --           --           --           --         40,453       36,210
  GNMA ...............................................         --           --           --           --          5,563        5,119
  Collateralized mortgage ............................         --           --           --           --           --           --
     obligations
                                                           --------     --------     --------     --------     --------     --------
  Total mortgage-backed securities ...................         --           --           --           --         83,092       76,866
                                                           --------     --------     --------     --------     --------     --------
  Total debt and equity
     securities held
     for investment/to maturity ......................         --           --           --           --         90,945       84,626
                                                           ========     ========     ========     ========     ========     ========
Securities available for sale:
Bonds and other debt securities:
  U.S. government and agencies .......................     $150,045     $148,141     $116,296     $116,728       50,776       46,949
  Corporate debentures ...............................       37,656       38,171       77,227       78,662       54,620       52,995
  Public utility .....................................        4,305        4,294        6,389        6,501        3,979        3,975
                                                           --------     --------     --------     --------     --------     --------
  Total bonds and other debt
  securities .........................................      192,006      190,606      199,912      201,891      109,375      103,919
                                                           --------     --------     --------     --------     --------     --------
Equity securities:
  Perpetual preferred stock(1) .......................          250          251          250          256          250          211
                                                           --------     --------     --------     --------     --------     --------
  Total equity securities ............................          250          251          250          256          250          211
                                                           --------     --------     --------     --------     --------     --------
Mortgage-backed securities:
  FHLMC ..............................................       47,217       46,406       61,529       61,845       24,760       22,709
  FNMA ...............................................       83,727       83,756      105,374      106,265       67,936       62,205
  GNMA ...............................................       10,973       10,876       11,354       11,190        7,537        6,933
                                                           --------     --------     --------     --------     --------     --------
  Total mortgage-backed securities....................      141,917      141,038      178,257      179,300      100,233       91,847
                                                           --------     --------     --------     --------     --------     --------
Total debt and equity securities
  available for sale: ................................      334,173      331,895      378,419      381,447      209,858      195,977
                                                           ========     ========     ========     ========     ========     ========
Interest-bearing deposits and
  federal funds sold .................................       27,465       27,465        7,438        7,438        9,000        9,000
FHLB - New York stock ................................        4,158        4,158        3,787        3,787        1,881        1,881
                                                           --------     --------     --------     --------     --------     --------
  Total debt and equity securities ...................     $365,796     $363,518     $389,644     $392,672     $311,684     $291,484
                                                           ========     ========     ========     ========     ========     ========

----------------
(1) Acquired prior to the Bank's Conversion to federal mutual charter. Generally, federal savings banks are not permitted to invest in equity securities. In connection with the Bank's conversion to a federal charter, the OTS has permitted the Bank to retain such securities up to May 10, 1997.

         Mortgage-backed securities. All of the mortgage-backed securities currently held by the Company are issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1996, the Company had $141 million invested in mortgage-backed securities, of which $50.2 million was invested in adjustable-rate mortgage-backed securities. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to offset any significant decrease in demand for mortgage loans.

         The following table sets forth the Company's mortgage-backed securities purchases, securitizations, sales and principal repayments for the years indicated:


                                                                           For the
                                                                    Years Ended December 31,
                                                             -----------------------------------
                                                                1996         1995         1994
                                                             ---------    ---------    ---------
                                                                         (In thousands)
At beginning of year .....................................   $ 179,300    $ 174,939    $ 167,338
     Purchases of mortgage-backed securities .............       8,415       21,444       72,180
     Loans securitized ...................................        --           --         15,792
     Amortization of unearned premium, net of
        accretion of unearned discount ...................        (908)        (849)      (1,525)
     Net change in unrealized gains (losses) on
mortgage-backed ..........................................      (2,249)       9,427       (9,373)
        securities available for sale
Less:
     Sales of mortgage-backed securities .................       4,742         --         28,378
     Principal repayments received on mortgage-backed
        securities .......................................      38,778       25,661       41,095
                                                             ---------    ---------    ---------
     Net (decrease) increase in mortgage-backed securities     (38,262)       4,361        7,601
                                                             ---------    ---------    ---------
At end of year ...........................................   $ 141,038    $ 179,300    $ 174,939
                                                             =========    =========    =========

         Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by FNMA, FHLMC and GNMA are weighted at no more than 20% for risk-based capital purposes, compared to the risk weighting assigned to non-securitized whole loans of 50%.


         While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. At December 31, 1996, the Bank held one collateralized mortgage obligation ("CMO") with a market value of $4.5 million. The Bank does not have any derivative instruments, including CMO's, with market values that are extremely sensitive to changes in interest rates.

         The table below sets forth certain information regarding the carrying value, annualized weighted average yields, and maturities of the Company's debt and equity securities at December 31, 1996. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities.



                                                       At December 31, 1996
                                     ----------------------------------------------------------
                                      One Year or Less   One to Five Years   Five to Ten Years
                                     ------------------ ------------------- -------------------
                                               Weighted            Weighted            Weighted
                                    Amortized  Average  Amortized  Average  Amortized  Average
                                       Cost     Yield      Cost     Yield      Cost     Yield
                                     --------   -----    --------   -----    --------   -----
                                                       (Dollars in thousands)
Securities available for
sale:
  Bonds and other debt securities:
    U.S. government agencies .....   $    500    7.50%   $ 21,018    6.30%   $121,527    6.91%
    Corporate debt ...............      5,677    8.87      26,151    7.72       1,666    7.80
    Public Utility ...............       --      --         4,305    7.06        --      --
                                     --------    ----    --------    ----    --------    ----
    Total bonds and other
      securities .................      6,177    8.76      51,474    7.08     123,193    6.92
                                     --------    ----    --------    ----    --------    ----
  Equity securities:
    Perpetual preferred stock ....       --      --          --      --          --      --
                                     --------    ----    --------    ----    --------    ----
    Total equity securities ......       --      --          --      --          --      --
                                     --------    ----    --------    ----    --------    ----

  Mortgage-backed securities:
    FHLMC ........................       --      --         1,310    7.11         892    6.44
    FNMA .........................       --      --         3,462    6.13         730    7.50
    GNMA .........................       --      --          --      --           874    7.44
                                     --------    ----    --------    ----    --------    ----
    Total mortgage-backed
      securities .................       --      --         4,772    6.40       2,496    7.10
                                     --------    ----    --------    ----    --------    ----

  Federal funds sold .............     27,465    6.26        --      --          --      --
  FHLB - New York stock ..........       --      --          --      --          --      --
                                     --------    ----    --------    ----    --------    ----
  Total securities ...............   $ 33,642    6.72%   $ 56,246    7.03%   $125,689    6.93%
                                     ========    ====    ========    ====    ========    ====



                                                       At December 31, 1996
                                    -----------------------------------------------------------
                                    More than Ten Years              Total Securities
                                    -------------------  --------------------------------------
                                                          Average
                                               Weighted  Remaining          Estimated   Weighted
                                    Amortized  Average   Years to Amortized   Market     Average
                                       Cost     Yield    Maturity    Cost     Value       Yield
                                     --------   -----    --------   -----    --------     -----
                                                       (Dollars in thousands)
Securities available for
sale:
  Bonds and other debt securities:
    U.S. government agencies .....   $  7,000    7.06%    8.09    $150,045   $148,141      6.83%
    Corporate debt ...............      4,162    5.93     4.10      37,656     38,171      7.70
    Public Utility ...............       --      --       3.69       4,305      4,294      7.06
                                       ------    ----     ----     -------    -------      ----
    Total bonds and other ........
      securities .................     11,162    6.64     7.21     192,006    190,606      7.01
                                       ------    ----     ----     -------    -------      ----
  Equity securities:
    Perpetual preferred stock ....        250    6.72     --           250        251      6.72
                                       ------    ----     ----     -------    -------      ----
    Total equity securities ......        250    6.72     --           250        251      6.72
                                       ------    ----     ----     -------    -------      ----
  Mortgage-backed securities:
    FHLMC ........................     45,015    7.14    19.25      47,217     46,406      7.13
    FNMA .........................     79,535    6.99    19.90      83,727     83,756      6.96
    GNMA .........................     10,099    7.10    21.80      10,973     10,876      7.13
                                       ------    ----     ----     -------    -------      ----
    Total mortgage-backed ........
      securities .................    134,649    7.05    19.83     141,917    141,038      7.03
                                       ------    ----     ----     -------    -------      ----

  Federal funds sold .............       --      --       --        27,465     27,465      6.26
  FHLB - New York stock ..........      4,158    6.61     --         4,158      4,158      6.61
                                       ------    ----     ----     -------    -------      ----
  Total securities ...............   $150,219    7.01%   11.48    $365,796   $363,518      6.95%
                                       ------    ----     ----     -------    -------      ----

Sources of Funds

         General. Deposits, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of loans and securities and, to a lesser extent, Federal Home Loan Bank of New York ("FHLB-NY") borrowings, are the Company's primary sources of funds for lending, investing and other general purposes.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Company has a relatively stable retail deposit base drawn from its market area through its seven full service offices. The Company seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management's intention to balance its goal to remain competitive in interest rates on deposits while seeking to manage its cost of funds to fund its strategies

         The Company's core deposits, consisting of passbook accounts, NOW accounts, money market, and non-interest bearing demand accounts, are typically more stable and lower cost than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During the low interest rate environment in 1995 and 1996, the Company experienced a shift by depositors from passbook accounts to higher costing certificate of deposit accounts. Although the Company has not had to raise interest rates on its passbook accounts to remain competitive, it has had to increase the rates offered on its certificates of deposit. These trends contributed to the increase in the Company's higher average cost of funds from 3.37% for 1994, to 4.15% for 1995 and to 4.39% for 1996. A continuation of these trends could result in a further increase in the Company's cost of funds and a narrowing of the Company's net interest margin.

         At December 31, 1996, $22.0 million, or 3.77% of the Bank's total deposits consisted of certificates of deposit accounts with a balance of $100,000 or greater.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                               At December 31,
                                             -------------------------------------------------------------------------------------
                                                         1996                        1995                         1994
                                             --------------------------- ---------------------------- ----------------------------
                                                                Weighted                     Weighted                     Weighted
                                                       Percent  Average            Percent   Average            Percent   Average
                                                       of Total Nominal            of Total  Nominal            of Total  Nominal
                                             Amount    Deposits   Rate   Amount    Deposits    Rate   Amount    Deposits    Rate
                                             ------    --------   ----   ------    --------    ----   ------    --------    ----
                                                                         (Dollars in thousands)
Passbook accounts(1) ...................   $209,690    35.88%     2.86% $215,578    38.52%     2.86% $255,037    47.93%     2.86%
NOW accounts(1) ........................     21,408     3.66      1.90    19,565     3.49      1.90    18,773     3.53      1.90
Demand accounts(1) .....................     10,293     1.76      --      10,372     1.85      --      10,003     1.88      --
Mortgagors' escrow deposits(1) .........      3,425     0.59      2.00     2,457     0.44      2.00     2,701     0.51      2.00
                                           --------   ------      ----  --------   ------      ----  --------   ------      ----
     Total .............................    244,816    41.89      2.64   247,972    44.30      2.66   286,514    53.85      2.69
                                           --------   ------      ----  --------   ------      ----  --------   ------      ----
Money market accounts(1) ...............     25,180     4.31      2.81    27,590     4.93      2.81    36,293     6.82      2.81
                                           --------   ------      ----  --------   ------      ----  --------   ------      ----
Certificate of deposit accounts:
  $100,000 or more .....................     22,047     3.77      5.86    16,819     3.00      5.93    10,345     1.94      5.00
  CD's original maturity of:
     6 months and less .................     50,228     8.59      5.04    46,617     8.33      5.05    39,795     7.48      4.04
     6 to 12 months ....................     74,063    12.67      5.15    71,235    12.72      5.70    45,075     8.47      4.19
     12 to 30 months ...................     86,853    14.87      6.20    71,297    12.73      6.06    39,235     7.37      4.54
     30 to 48 months ...................     15,307     2.62      6.10    10,340     1.85      5.86     7,348     1.38      5.21
     48 to 72 months ...................     47,079     8.05      6.10    47,445     8.47      6.25    43,821     8.23      6.14
     72 months or more .................        901     0.15      5.90       929     0.17      5.90     1,940     0.37      5.99
IRA and Keogh accounts .................     18,005     3.08      5.54    19,620     3.50      5.89    21,775     4.09      4.87
                                           --------   ------      ----  --------   ------      ----  --------   ------      ----
     Total .............................    314,483    53.80      5.69   284,302    50.77      5.81   209,334    39.33      4.80
                                           --------   ------      ----  --------   ------      ----  --------   ------      ----
Total deposits .........................   $584,479   100.00%     4.29% $559,864   100.00%     4.27% $532,141   100.00%     3.53%
                                           ========   ======      ====  ========   ======      ====  ========   ======      ====


(1) Weighted average nominal rate as of the year end date equals the stated rate offered.

         The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 1996.

                                                                                  At December 31, 1996
                                                                         --------------------------------------
                                                 At December 31,          Within     One to
                                          ----------------------------     One       Three     There-
                                            1996      1995       1994      Year      Years      after     Total
                                            ----      ----       ----      ----      -----      -----     -----
                                                                      (In thousands)
         Certificate of deposit
         accounts:
            2.99 or less...............   $     37   $     47 $    125    $     37       --         --  $     37
            3.00 to 3.99...............         --          2   57,886          --       --         --        --
            4.00 to 4.99...............     28,283     21,338   64,476      27,647 $    636         --    28,283
            5.00 to 5.99...............    192,557    150,410   53,040     133,944   50,321    $ 8,292   192,557
            6.00 to 6.99...............     59,822     75,448   22,990      23,783   25,147     10,892    59,822
            7.00 to 7.99...............     33,784     37,057    8,976         534   31,423      1,827    33,784
            8.00 to 8.99...............                          1,841                                        --
                                          --------   -------- --------    -------- --------    -------  --------
              Total....................   $314,483   $284,302 $209,334    $185,945 $107,527    $21,011  $314,483
                                          ========   ======== ========    ======== ========    =======  ========

         The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 1996 and their annualized weighted average interest rates.

                                                                      Weighted
                                                                       Average
                                                      Amount            Rate
                                                     -------            ----
                                                           (In thousands)
Maturity Period
     Three months or less ..................         $ 6,693            5.73%
     Over three through six months .........           3,286            5.39
     Over six through 12 months ............           3,818            5.57
     Over 12 months ........................           8,250            6.29
                                                     -------            ----
       Total ...............................         $22,047            5.86%
                                                     =======            ====


         The following table presents the deposit activity of the Bank for the periods indicated.

                                               For the Years Ended December 31,
                                          -------------------------------------
                                             1996          1995          1994
                                          ---------     ---------     ---------
                                                     (In thousands)
Deposits(1)(2) ......................     $ 626,121     $ 793,356     $ 773,835
Withdrawals(2) ......................       625,668       787,980       822,453
                                          ---------     ---------     ---------
   Net deposits\(withdrawals) .......           453         5,376       (48,618)
Interest credited on deposits .......        24,162        22,347        19,303
                                          ---------     ---------     ---------
     Total increase in deposits .....     $  24,615     $  27,723     $ (29,315)
                                          =========     =========     =========

------------
(1)      Includes mortgagors' escrow deposits.

(2) Reflects deposits attributable to subscription orders in the first proposed stock conversion discontinued in 1994, in the amounts of $162.9 million deposited and $163.8 million withdrawn, and in the Conversion in 1995, in the amounts of $146.0 million deposited and $162.4 million withdrawn.

         The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.


                                                                        For The Years Ended December 31,
                                             -------------------------------------------------------------------------------------
                                                         1996                         1995                         1994
                                             ---------------------------  ---------------------------  ---------------------------
                                                       Percent                      Percent                      Percent
                                             Average   of Total  Average  Average   of Total  Average  Average   of Total  Average
                                             Balance   Deposits    Cost   Balance   Deposits    Cost   Balance   Deposits    Cost
                                             -------   --------    ----   -------  --------     ----   -------  --------     ----
                                                                            (Dollars in thousands)
Passbook accounts .......................   $214,843    37.55%     2.86% $227,740    40.73%     2.84% $277,249    47.41%     2.85%
NOW accounts ............................     19,483     3.41      1.90    18,520     3.31      1.88    19,163     3.28      1.89
Demand accounts .........................     10,230     1.79      --      12,865     2.30      --       9,602     1.64      --
Mortgagors' escrow deposits .............      4,292     0.75      1.47     4,136     0.74      1.38     4,008     0.69      1.25
                                            --------   ------      ----  --------   ------      ----  --------   ------      ----
   Total ................................    248,848    43.50      2.64   263,261    47.08      2.61   310,022    53.02      2.68
Money market accounts ...................     26,470     4.63      2.80    31,145     5.57      2.79    42,026     7.19      2.75
Subscription deposits ...................       --       --        --       4,261     0.76      2.77    28,265     4.83      3.05
Certificate of deposit
accounts ................................    296,867    51.87      5.68   260,462    46.59      5.60   204,399    34.96      4.39
                                            --------   ------      ----  --------   ------      ----  --------   ------      ----
   Total deposits .......................   $572,185   100.00%     4.22% $559,129   100.00%     4.01% $584,712   100.00%     3.30%
                                            ========   ======      ====  ========   ======      ====  ========   ======      ====

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank has from time to time used borrowings as an alternative and cost effective source of funds for the Bank's lending activities. Upon the Bank's conversion from a New York State chartered mutual savings bank to a federally chartered mutual savings bank on May 10, 1994, the Bank became a member of, and became eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. See "Regulations -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.


                                                 At or For the Years Ended December 31,
                                                 -------------------------------------
                                                      1996       1995        1994
                                                    -------    -------     -------
                                                         (Dollars in Thousands)
Securities sold with the agreement to repurchase:
     Average balance outstanding ................      --      $   395    $   260
     Maximum amount outstanding at any month
       end during the period ....................      --        5,000      5,000

     Balance outstanding at the end of period ...      --         --        5,000
     Weighted average interest rate during
       the period ...............................      --         6.11%      6.10%
     Weighted average interest rate at end
       of period ................................      --         --         5.99%


FHLB-NY advances:
     Average balance outstanding ................   $36,396    $ 4,767    $   247
     Maximum amount outstanding at any month
       end during the period ....................    51,000     10,000     10,000
     Balance outstanding at the end of period ...    51,000       --       10,000
     Weighted average interest rate during
       the period ...............................      5.77%      7.00%      7.00%
     Weighted average interest rate at end
       of period ................................      5.85%      --         7.00%


Total borrowings:
     Average balance outstanding ................   $36,396    $ 5,162    $   507
     Maximum amount outstanding at any month
       end during the period ....................    51,000     15,000     15,000
     Balance outstanding at the end of period ...    51,000       --       15,000
     Weighted average interest rate during
       the period ...............................      5.77%      6.93%      6.54%
     Weighted average interest rate at end
       of period ................................      5.85%      --         6.66%



Subsidiary Activities

         The Bank has one wholly-owned subsidiary, which currently is inactive. FSB Properties Inc. ("Properties") was formed by the Bank in 1976 under its New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. These activities were discontinued by Properties and the Bank in 1986. The last joint venture in which Properties was a partner was dissolved in 1989.

Personnel

         At December 31, 1996, the Bank had 172 full-time employees and 64 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                                  RISK FACTORS

         In addition to the other information contained in this Annual Report on Form 10-K, the following factors and other considerations should be considered carefully in evaluating the Company, the Bank and their business.

Effect of Interest Rates

         Like most financial institutions, the Company's results of operations depends to a large degree on its net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, under such circumstances, a significant decrease in market interest rates could result in increased net interest income. As a general matter, the Company seeks to manage its business to limit its overall exposure to interest rate fluctuations. However, fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse impact on the operations and financial condition of the Company.

         Prevailing interest rates also affect the extent to which borrowers prepay and refinance loans. Declining interest rates tend to result in an increased number of loan prepayments and loan refinancings to lower than original interest rates, as well as prepayments of mortgage-backed securities. Such prepayments adversely affect the average yield on the Company's loan and mortgage-backed securities portfolio, the value of mortgage loans and mortgage-backed securities in the Company's portfolio, the levels of such assets that are retained by the Company, net interest income and loan servicing income. However, the Bank may receive additional loan fees when existing loans are refinanced, which may partially offset reduced yield on the Bank's loan portfolio resulting from prepayments. In periods of low interest rates, the Bank's level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Bank, which in turn may increase the Bank's cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized.

Lending Activities

         Multi-family and commercial real estate loans, the increased origination of which is part of management's strategy, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential loans and typically involve higher principal amounts per loan. Repayment of multi-family and commercial real estate loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Economic events and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.

         As a result of management's strategy to increase its originations of one-to-four family mortgage loans through more aggressive marketing, and the Bank's commitment to be a community-oriented bank, the Bank increased substantially in 1996 the origination of residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 70% of the appraised value or sale price, whichever is less. These loans are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized.

         The future earnings prospects of the Bank will be affected by the Bank's ability to compete effectively with other financial institutions and to implement its business strategies. There can be no assurance that the Bank will be able to successfully implement its business strategies. In assessing the future earnings prospects of the

Bank, investors should consider, among other things, the Bank's level of origination of one-to-four family loans, the Bank's proposed increased emphasis on commercial real estate and multi-family loans and the greater risks associated with such loans. See "Business -- Lending Activities".

Local Economic Conditions

         Although general economic conditions in the New York City metropolitan area have improved since the early 1990's, there can be no assurance that the local economy will continue to improve or remain at current conditions.

         A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors may require additions to the allowance for loan losses in future periods above those reasonably anticipated. These factors include: (i) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (ii) changes in the financial capacity of individual borrowers, (iii) changes in the local real estate market and the value of the Bank's loan collateral, and (iv) future review and evaluation of the Bank's loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See "Business Allowance for Loan Losses."

Pending Legislation

         Legislation has been enacted that provides for a merger of the two deposit insurance funds administered by the FDIC on January 1, 1999 if, by such date, the charters of federal savings associations, such as the Bank, have been unified with the charters of national banks. Many proposals for charter unification have been advanced and the United States Treasury Department currently is required to render a report as to its recommendations by March 31, 1997. Most proposals would abolish the OTS, but would permit former savings associations to continue to engage in any activity that was permissible for such institutions prior to their converting to a national bank or state charter for some period of time. Such a required change in the Bank's charter would not be expected to affect materially the Bank's principal lending and deposit activities. However, charter unification legislation could substantially restrict the ability of the Company in the future to expand and diversify business activities. Efforts to unify the commercial bank and thrift charters present many complex issues. As a result of these developments, it is possible that the Bank, on or before January 1, 1999, will be required to convert to a bank charter and the Holding Company would be required to convert to a bank holding company. In such an event, the Bank will be regulated by the Office of the Comptroller of the Currency and the Holding Company would be regulated by the FRB. It is also possible that Congress could modify the thrift, unitary holding company, and/or bank charters, and/or create one or more new unified charters. Management currently does not believe that any such regulatory change to the charters of the Bank or the Company would have a material, adverse effect on the Bank or the Company, although there can be no assurance that this would not be the case. See "Regulations -- Insurance of Accounts".

Certain Anti-Takeover Provisions

         On September 17, 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to preserve long-term values and protect stockholders against stock accumulations and other abusive tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on September 30, 1996 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of a new series of junior participating preferred stock at a price of $64, subject to certain adjustments. The rights will become exercisable only if any person or group acquires 15% or more of the Common Stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the "acquiring person or group"). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $64 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). The rights expire on September 30, 2006.

         The Rights Plan, as well as certain provisions of the Company's Certificate of Incorporation and Bylaws, the Bank's federal Stock charter and Bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors. The Rights Plan and these provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders' interest or in the interest of the Company or the Bank, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and these provisions may also increase the cost of, and thus discourage, any such future acquisition or attempt, and would render the removal of the current Board of Directors or management of the Bank or the Holding Company more difficult.

                        FEDERAL, STATE AND LOCAL TAXATION

         The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Federal Taxation

         General. The Company and the Bank will report their income using a calendar year and the accrual method of accounting. The Company and the Bank are both subject to the federal tax laws and regulations which apply to corporations generally, including, since the recent enactment of the Small Business Job Protection Act (the "Act"), those governing the Bank's deductions for bad debts, described below.

         Bad Debt Reserves. Prior to the enactment of the Act, which was signed into law on August 20, 1996, savings institutions which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualifying thrifts could compute deductions for bad debts using either the specific charge off method of Section 166 of the Internal Revenue Code (the "Code") or the reserve method of Section 593 of the Code.

         Prior to its modification by the Act, Section 593 permitted a qualifying thrift to establish a reserve for bad debts and to make annual additions thereto, which, within specified formula limits, could be deducted in arriving at its taxable income. A qualifying thrift could elect annually to compute its allowable deduction to bad debt reserves for "qualifying real property loans," generally loans secured by certain interests in real property, under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, subject to certain limitations, a qualifying thrift generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a qualifying thrift was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year, defined as the last taxable year beginning before January 1, 1988. The Bank's deduction for additions to its bad debt reserve with respect to non-qualifying loans had to be computed under the experience method. Any deduction for the addition to the reserve for non-qualifying loans reduced the maximum permissible addition to the reserve for qualifying real property loans calculated under the percentage of taxable income method.

         Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by qualifying thrifts, effective for taxable years beginning after 1995. Qualifying thrifts that are treated as large banks, such as the Bank, are required to use the specific charge off method, pursuant to which the amount of any debt may be deducted only as it actually becomes wholly or partially worthless.

         A thrift institution required to change its method of computing reserves for bad debt is required to treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amount of the thrift institution's "applicable excess reserves" must be included in income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to suspension if the institution meets the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, such as the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). The Bank's applicable excess reserves as of December 31, 1995 were approximately $20,000. For the taxable year ending December 31, 1996, the repeal of the bad debt reserve deduction resulted in an increased federal income tax liability of approximately $121,000.

         Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders that are considered to result in distributions from the pre-1988 reserves or the supplemental reserve for losses on loans ("excess distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution. Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Restrictions on Dividends and Capital Distributions" under "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

         Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax (the "AMT") on corporations equal to the excess, if any, of 20% of alternative minimum taxable income ("AMTI") over a corporation's regular federal income tax liability. AMTI is equal to taxable income with certain adjustments. Only 90% of AMTI can be offset by net operating loss carryforwards.

State and Local Taxation

         New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward), and alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Bank also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City and similar alternative taxes. In addition, the Bank was subject to a temporary tax surcharge on the New York State Franchise Tax for tax years ending before July 1, 1997, at a rate of 2 1/2% for the tax year ending December 31, 1996, and to a temporary
Metropolitan Transportation Business Tax Surcharge for tax years ending before December 31, 1997, at a rate of 17% of the New York State Franchise Tax.

         Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State has enacted legislation maintaining the preferential treatment of loss reserves for qualifying real property loans of qualifying thrifts for New York State tax purposes. Similar measures to preserve the deduction for New York City tax purposes have been passed by the New York State legislature and is expected to be signed by the Governor in the coming weeks.

         For New York State and New York City tax purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method is 32% of taxable income, subject to the following limitations:
(i) the amount of the addition to the reserve cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year and (ii) the reserves for losses on qualifying real property and non-qualifying loans cannot exceed the amount by which 12% of the amount of the total deposits or withdrawable accounts of depositors of the Bank at the close of the taxable year exceeds the sum of the Bank's surplus, undivided profits and reserves at the beginning of such year. The new legislation also allows an exclusion from entire net income for New York State and New York City tax purposes for any amounts a thrift is required to include in federal taxable income as a recapture of its bad debt reserve as a consequence of the Act.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   REGULATION

General

         On May 10, 1994,  the Bank  converted  from a New York State  chartered mutual  savings bank to a federally  chartered  mutual  savings bank pursuant to
Section 5(o) of the Home Owners' Loan Act, as amended ("HOLA"). On that date, the OTS replaced the New York State Banking Department (the "Banking
Department") as the Bank's chartering authority and the FDIC as the Bank's primary federal regulator. Although the FDIC is no longer the primary federal regulator of the Bank, the Bank remains subject to regulation and examination by the FDIC as its deposit insurer. The FDIC administered fund which insures the Bank's deposits is the BIF. The Bank's deposits are insured up to the applicable limits permitted by law. See "--Insurance of Accounts" and "Risk Factors--Pending Legislation."

         The Bank is also subject to certain regulations promulgated by the Federal Reserve Board. Moreover, in connection with converting to a federal charter, the Bank has become a member of the FHLB-NY.

         The activities of federal savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDIA"). Most regulatory functions relating to deposit insurance and to conservatorships and receiverships of insured institutions are exercised by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandated the establishment of a risk-based deposit insurance assessment system and required imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") each contain provisions affecting numerous aspects of the operations and regulations of federal savings banks and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

         The OTS has extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and back-up examinations by the FDIC. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS. The Company also is subject to regulation under the federal securities laws.

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be a comprehensive description of applicable laws, rules and regulations and is qualified in its entirety by reference to applicable laws, rules and regulations.

Investment Powers

         The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (i)
residential mortgage loans, education loans and credit card loans in an unlimited amount, (ii) non-residential real estate loans up to 400% of total capital, (iii) commercial business loans up to 20% of assets however, amounts over 10% of total assets must be used only for small business loans) and (iv) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of assets. In addition, the Bank may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and stock of government-sponsored agencies, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. The Bank continues to hold, pursuant to grandfathering authority granted by the OTS, certain investments in preferred stock that it was authorized to make as a New York-chartered savings bank. See "Business--Investment Activities." A service corporation in which the Bank may invest is permitted to engage in activities reasonably related to the activities of a federal savings bank as the OTS may approve on a case by case basis and certain activities preapproved by the OTS, which, among other things, include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development, securities brokerage services; certain insurance brokerage activities, and other specified investments and services.

Real Estate Lending Standards

         FDICIA requires each federal banking agency to adopt uniform regulations prescribing standards for extensions of credit (i) secured by real estate, or (ii) made for the purpose of financing the construction of improvements on real estate. In prescribing these standards, the banking agencies must consider the risk posed to the deposit insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. The OTS and the other federal banking agencies adopted uniform regulations, effective March 19, 1993. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%) and one-to-four family residential construction (85%). Owner-occupied one-to-four family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Loans-to-One Borrower Limits

         The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At December 31, 1996, the largest amount the Bank could lend to one borrower was approximately $13.8 million, and at that date the Bank had no lending relationships which exceeded such loans-to-one borrower limitation. See "Business--Lending Activities."

Insurance of Accounts

         The deposits of the Bank are insured up to $100,000 per depositor (as defined by law and regulations) by the BIF, which is administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the BIF. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

         For 1993, the annual deposit insurance premium was assessed at the rate of $0.23 per $100 of deposits for all banks insured by the BIF. Effective January 1, 1994, a risk-based deposit insurance assessment system was implemented by the FDIC. Under the system as now in effect, the FDIC assigns each institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and to one of three supervisory subcategories. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Institutions are notified of their assessment risk classification on a semi-annual basis. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed.

         Assessment rates during 1994 and most of 1995 ranged from $0.23 per $100 of deposits for an institution in the highest category to $0.31 per $100 of deposits for an institution in the lowest category. On August 8, 1995, the FDIC amended its regulation on assessments to establish a new assessment rate schedule for the BIF ranging from $0.04 per $100 of deposits for an institution in the highest category to $0.31 per $100 of deposits for an institution in the lowest category. The FDIC's new rate schedule for the BIF was made effective with the first day of the month following the month in which the BIF achieved full capitalization to the statutory required 1.25% reserve ratio, which occurred in the second half of 1995.

         The Bank paid $1.3 million in federal deposit insurance premiums to the BIF for the year ended December 31, 1994. As a result of the lowering of BIF rates in August 1995, the Bank paid $824,000 in deposit insurance premiums for the year ended December 31, 1995. Thereafter, the FDIC voted to reduce the BIF assessment schedule even further so that most BIF members, including the Bank, paid a statutory minimum semi-annual assessment of $2,000 for 1996. The FDIC has advised the Bank that its annual assessment rate for 1997 will be $0.00 per $100 of deposits. However, as a result of recent legislation discussed below, the Bank will be assessed for a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s.

         The Bank's assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF members to the extent necessary to protect the BIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF's reserve ratio again falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC's authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act eliminated the deposit insurance premium disparity that existed since the second half of 1995 between banks insured by the BIF and thrifts insured by the Savings Association Insurance Fund (the "SAIF"). The Act (i) required SAIF institutions to pay a one-time special assessment to bring the SAIF's reserve ratio up to 1.25%, (ii) requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the FICO bonds issued in connection with the savings and loan association crisis in the late 1980s, and (iii) requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. Beginning January 1, 1997, the FICO assessment on SAIF institutions is at the rate of $0.065 per $100 of deposits and the FICO assessment on BIF institutions is at the rate of $0.013 per $100 of deposits. These rates are subject to change. The Bank anticipates that during 1997, it will pay $75,000 annually as a FICO assessment for interest due on the FICO bonds.

         The Funds Act also includes a provision that requires the U.S. Treasury Department to conduct a study of all issues relevant to the development of a common charter for all insured depository institutions and the elimination of separate charters between thrifts and commercial banks. The Secretary of the Treasury is to submit a report to Congress on the Treasury's findings and conclusions in connection with the study on or before March 31, 1997. Another provision in the Act states that the BIF and SAIF funds will merge on January 1, 1999 if no insured depository institution is a savings association on that date.

         In light of these latter two provisions of the Funds Act, it is possible that the Bank, on or before January 1, 1999, will be required to convert to a bank charter and the Holding Company would be required to convert to a bank holding company. In such an event, the Bank would be regulated by the Office of the Comptroller of the Currency and the Holding Company would be regulated by the FRB. It is also possible that Congress could modify the thrift, unitary holding company, and/or bank charters, and/or create one or more new unified charters. Management currently does not believe that any such regulatory change to the charters of the Bank or the Company would have a material, adverse effect on the Bank or the Company, although there can be no assurance that this would not be the case. See "Risk Factors--Pending Legislation."

Liquidity Requirements

         The Bank is subject to OTS regulations that require maintenance of an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a percentage of the sum of the Bank's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may be changed from time to time by the OTS (between 4% and 10%) depending upon economic conditions and savings flows of all institutions for which it is the primary federal regulator, and it is currently 5%. Short-term liquid assets currently must constitute at least 1% of an institution's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for violations of liquidity requirements. The Bank's liquidity and short-term liquidity ratios at December 31, 1996 were 10.91% and 3.91%, respectively, which exceeded the OTS liquidity requirements in effect on that date. Accordingly, on that date, the Bank was in compliance with OTS liquidity requirements.

Qualified Thrift Lender Test

         Institutions regulated by the OTS are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of its portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (i) making an investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 1996, the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

         On September 30, 1996, as part of the omnibus appropriations bill, Congress enacted the Economic Growth and Paperwork Reduction Act of 1996 ("Regulatory Paperwork Reduction Act"), modifying and expanding investment authority under the QTL test. Prior to the enactment of the Regulatory Paperwork Reduction Act, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets and education loans were limited to 5% of a thrift's assets. Further, federal savings associations meeting a different asset test under the Code (the "domestic building and loan association test") were qualified for favorable tax treatment. The amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raise from 10% to 20% of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the legislation defines "qualified thrift investment" to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Code.

Transactions with Affiliates

         Transactions between the Bank and any related party or "affiliate" are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity which controls, is controlled by or is under common control with the Bank, including the Company, the Bank's subsidiary, Properties, and any other subsidiary of the Bank or the Company that may be formed or acquired in the future. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Bank's capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. Each loan or extension of credit to an affiliate by the Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition, the Bank may not (i) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under
Section 4(c) of the Bank Company Act, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Bank.

         In addition, the Bank is subject to Regulation O promulgated under Sections 22(g) and 22(h) of the Federal Reserve Act. Regulation O requires that loans by the Bank to a director, executive officer or to a holder of more than 10% of the Common Stock, and to certain affiliated interests of such insiders, may not, in the aggregate, exceed the Bank's loans-to-one borrower limit. Loans to insiders and their related interests must also be made on terms substantially the same as offered, and follow credit underwriting procedures that are not less stringent than those applied, in comparable transactions to other persons, with prior Board approval required for certain loans. In addition, the aggregate amount of extensions of credit by the Bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Section 22(g) places additional restrictions on loans to executive officers of the Bank.

Restrictions on Dividends and Capital Distributions

         The Bank is subject to OTS limitations on capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other distributions charged to the Bank's capital account. In general, the applicable regulation permits specified levels of capital distributions by a savings institution that meets at least its minimum capital requirements, so long as the OTS is provided with at least 30 days' advance notice and has no objection to the distribution.

         The OTS regulation establishes three tiers of institutions, based primarily on their capital level. Generally, the Tier 1 group is composed of institutions that before and after the proposed distribution meet or exceed all applicable capital requirements and have not been informed by the OTS that they are in need of more than normal supervision. A Tier 1 institution may make capital distributions during any calendar year equal to the higher of (i)

100% of net income for the calendar year-to-date plus an amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the previous four quarters. As applied to the Bank, "surplus capital ratio" means the percentage by which the Bank's ratio of total capital to assets exceeds the ratio of its capital requirement, as modified to reflect any applicable individual minimum capital requirements imposed upon the Bank. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its capital requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under FDICIA, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (3% in the event that the Bank is assigned a MACRO Rating of 1, the highest examination rating of the OTS for savings institutions). At December 31, 1996, the Bank qualified as a Tier 1 institution for purposes of this regulation. In June 1996, the Bank's Board of Directors declared a dividend of $11.5 million, which was paid to the Company in installment amounts from July to November 1996. The Bank's remaining allowable capital distribution at December 31, 1996 was approximately $30.3 million.

         Tier 2 institutions are those in compliance with their current, but not their fully phased-in, capital requirements. Tier 2 institutions may make distributions of up to 75% of their net income for the most recent four-quarter period. Tier 1 and Tier 2 institutions may seek OTS approval to pay dividends beyond these amounts.

         Tier 3 institutions have capital levels below their current required minimum levels and may not make any capital distributions without the prior written approval of the OTS.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days prior written notice to the OTS of a proposed distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or Tier 3 institution as a result of such a determination.

Restrictions on Stock Repurchases

         Pursuant to OTS regulations, the Company is prohibited from repurchasing any shares of Common Stock from any person for three years from the date of completion of the Conversion, except that such prohibition does not apply to (i) a repurchase on a pro rata basis pursuant to an offer approved by the OTS and made to all stockholders of the Company; (ii) a repurchase of qualifying shares of a director or (iii) any other repurchase permissible under OTS regulations. Notwithstanding the foregoing, pursuant to OTS regulations, after one year following the Conversion, the Company may repurchase shares of Common Stock so long as (i) the purchases are part of an open-market program not involving more than 5% of the outstanding capital stock during a twelve month period unless otherwise approved by the OTS; (ii) the repurchases do not cause the Bank to become undercapitalized (see "--Prompt Corrective Action"); and
(iii)  the  Company  provides  to the OTS no later  than  ten days  prior to the commencement of a repurchase program written notice containing a full description of the program to be undertaken, and such program is not disapproved by the OTS.

         Under current OTS policies, repurchases may be allowed in the period beginning six months following the Conversion, and in amounts greater than 5% in the second and third years following the Conversion, provided there are circumstances that would justify such repurchases and the OTS does not object. In June and again in December 1996, the Company announced its intention to repurchase up to 1,126,038 shares in the aggregate, representing approximately 13% of the Company's outstanding shares of Common Stock, in open market transactions. The requisite approvals for these repurchase programs were obtained from the OTS. All stock repurchases are subject to market conditions, the trading price of the stock, and the Company's financial performance. As of December 31, 1996, the Company had repurchased 667,650 shares of Common Stock at a cost of $12.2 million, leaving 458,388 shares to repurchased under the repurchase programs. The Company's total shares of Common Stock outstanding at December 31, 1996 were 8,250,497.

Federal Home Loan Bank System

         In connection with converting to a federal charter, the Bank became a member of the FHLB-NY, which is one of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors.

         As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 1996, the Bank was required to maintain $4.2 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

         The FHLBs are required to provide funds for the resolution of the savings and loan problem that occurred in the 1980's, and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-income and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

Assessments

         Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 1996, the Bank's OTS assessments were $143,000 for that period.

Branching

         In April 1992, the OTS amended its rule on branching by federally chartered savings associations to permit nationwide branching to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment

         Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a CRA rating of "2" in its most recent CRA examination which was conducted by the OTS in December 1994. Under OTS regulations, a CRA rating of "2" is the second highest rating available on a scale from "1" to "4" with "1" being assigned to institutions that have an outstanding record of meeting community credit needs and "4" being assigned to institutions that are in substantial noncompliance in meeting community credit needs. An institution that receives a "2" is considered to have a satisfactory record of meeting community credit needs. Institutions that receive unsatisfactory ratings (i.e., "3" or "4") may face difficulties in securing approval for new activities or acquisitions.

         In April 1995, the OTS and the other federal banking agencies adopted amendments to their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices.

Brokered Deposits

         The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits accepted outside the institution's normal market area, respectively, from the current yield on comparable maturity U.S. Treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. The Bank did not have any brokered deposits outstanding as of December 31, 1996.

Capital Requirements

         General. The Bank is required to maintain minimum levels of regulatory capital. Since FIRREA, capital requirements established by the OTS generally must be no less stringent than the capital requirements applicable to national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis.

         Any institution that fails any of its applicable capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. See "--Prompt Corrective Action."

         The OTS' capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At December 31, 1996, the Bank's capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

         Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Bank had no intangible assets or purchased mortgage servicing rights. At that date, to the Bank's tangible capital ratio was 12.67%.

         In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

         Core Capital Requirement. The current OTS core capital requirement ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity (including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 1996, the Bank's core capital was 12.67%.

         In February, 1994, the OTS adopted a final rule which limits the amount of purchased mortgage servicing rights, together with purchased credit card receivables, includable in core capital to 50% of such capital. At December 31, 1996, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

         Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (i) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (ii) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 1996, the Bank's risk-based capital ratio was 27.43%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

         In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 1996, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Bank was in compliance with these requirements.

         The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank directly or through another bank, the effect of this reserve requirement is to reduce an institution's earning assets. The amount of funds necessary to satisfy this requirement has not had a material effect on the Bank's operations.

         The Bank is also subject to certain regulations regarding savings account disclosure and funds availability disclosure promulgated by the Federal Reserve Board to implement the requirements of the Truth in Savings Act contained in the FDICIA and the Expedited Funds Availability Act, as amended, respectively.

Financial Reporting

         The Bank is required to submit independently audited annual reports to the FDIC and the OTS. These publicly available reports must include (a) annual financial statements prepared in accordance with GAAP and such other disclosure requirements as required by the FDIC or the OTS and (b) a report, signed by the Bank's chief executive officer and chief financial officer which contains statements about the adequacy of internal controls and compliance with designated laws and regulations, and attestations by independent auditors related thereto. The Bank is required to monitor the foregoing activities through an independent audit committee.

Standards for Safety and Soundness

         The FDIA Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines took effect August 9, 1995. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution's business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OTS may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Bank currently meets the standards adopted in the interagency guidelines and does not believe that implementation of the regulatory standards will materially affect the Bank's operations.

         Additionally,  under FDICIA,  as amended by the  Community  Development
Act, federal banking agencies are required to establish standards relating to asset quality and earnings that the agencies determine to be appropriate. On August 27, 1996, the federal banking agencies, including the OTS, adopted guidelines relating to asset quality and earnings, effective October 1, 1996, which require a savings institution to maintain systems, consistent with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and insure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings guidelines, as adopted by the banking agencies, will not have a material effect on the Bank's operations.

Prompt Corrective Action

         Under Section 38 of the FDIA, as added by the FDICIA, each appropriate agency and the FDIC is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

         Effective, December 19, 1992, the federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1996, the Bank met the criteria to be considered a "well capitalized" institution.

Pending Legislation

         For a discussion of pending legislation that could impact the Company's business and operations, see "Risk Factors -- Pending Legislation."

Company Regulation

         The Company is a non-diversified unitary savings and loan holding company within the meaning of HOLA, is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it later forms or acquires. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines pose a serious risk to the Bank. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS will consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings and loan holding company, the Company currently is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the QTL test. See "--Qualified Thrift Lender Test" and "Risk Factors--Pending Legislation." Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

         Federal law generally provides that no "person" acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

         In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without prior OTS approval of more than 10% of any class of equity security of a savings institution within three years of the savings institution's conversion to stock form. This limitation applies to acquisitions of equity securities of the Company. Such acquisition may be disapproved if it is found, among other things, that the proposed acquisition (a) would frustrate the purposes of the provisions of the regulations regarding conversions, (b) would be manipulative or deceptive, (c) would subvert the fairness of the Conversion, (d) would be likely to result in injury to the savings institution,
(e) would not be consistent with economical home financing, (f) would otherwise violate law or regulation, or (g) would not contribute to the prudent deployment of the savings institution's conversion proceeds.

Federal Securities Laws

         The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information and reporting requirements, regulations governing proxy solicitations, insider trading restrictions and other requirements applicable to companies whose stock is registered under the Exchange Act.

Item 2.  Properties.

         The Bank conducts its business through seven full-service offices. The Bank's main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.


                                        Leased or           Date Leased     Lease Expiration    Net Book Value at
           Office                         Owned             or Acquired          Date           December 31, 1996
---------------------------------       ---------           -----------     ----------------    -----------------
Main Office
   144-51 Northern Blvd.                  owned                 1972               NA              $1,145,000
   Flushing, NY 11354..............

Broadway Branch
   159-18 Northern Blvd.                  owned                 1962               NA                 569,000
   Flushing, NY 11358..............

Auburndale Branch
   188-08 Hollis Court Blvd.              owned                 1991               NA                 807,295
   Flushing, NY 11358..............

Springfield Branch
   61-54 Springfield Blvd.                leased                1991           11/30/2001                  --
   Bayside, NY 11364...............

                                        Leased or           Date Leased     Lease Expiration    Net Book Value at
           Office                         Owned             or Acquired          Date           December 31, 1996
---------------------------------       ---------           -----------     ----------------    -----------------
Bay Ridge Branch
   7102 Third Avenue                      owned                 1991               NA                 326,575
   Brooklyn, NY 11209..............

Irving Place Branch
   33 Irving Place                        leased                1991           11/30/2001              67,306
   New York, NY 10003..............

New Hyde Park Branch
   661 Hillside Avenue                    leased                1971           12/31/2012              20,863
   New Hyde Park, NY 11040.........

Item 3.  Legal Proceedings.

         The Bank is involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II


Item 5.  Market for the  Registrant's  Common  Stock and Related  Stockholder
         Matters.

         Flushing Financial Corporation common stock is traded on the Nasdaq National Market and quoted under the symbol "FFIC".

         Information regarding Flushing Financial Corporation common stock and its price for the 1996 fiscal year appears on the back cover page of the Annual Report under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

         As of February 28, 1997, Flushing Financial Corporation had approximately 1,072 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

         In September 1996, the Board of Directors of the Company adopted a dividend policy to pay an annual dividend of $0.16 per share of Common Stock, payable in equal quarterly installments, should the earnings of the Company warrant. In accordance with this policy, dividends were paid in 1996 as follows:

 Declaration Date                Record Date                Payment Date
 ----------------                -----------                ------------
September 17, 1996            September 30, 1996           October 15, 1996
November 26, 1996             December 12, 1996            December 27, 1996

         The Company's dividend policy may change from time to time. Changes in the Company's dividend policy will depend upon a number of factors, including the investment and business opportunities available to the Company and the Bank, capital requirements of the Bank, regulatory requirements, the Bank's and the Company's financial condition and results of operations, tax considerations and general economic conditions. No assurance can be given that the declaration and payment of dividends will continue.

         In June and again in December 1996, the Company announced its intention to repurchase up to 1,126,038 shares in the aggregate, representing approximately 13% of the Company's outstanding shares of Common Stock, in open market transactions. The requisite approvals for these repurchase programs were obtained from the OTS.

As of December 31, 1996, the Company had repurchased 667,650 shares of Common Stock at a cost of $12.2 million, leaving 458,388 shares to repurchased under the repurchase programs. The Company's total shares of Common Stock outstanding at December 31, 1996 were 8,250,497.

Item 6.  Selected Financial Data.

         Information regarding selected financial data appears on pages 5 and 6 of the Annual Report under the caption "Selected Financial Data" and is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 7 through 16 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data.

         Information regarding the financial statements and the Independent Auditor's Report appears on pages 17 through 40 of the Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997 under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

Item 11.  Executive Compensation.

         Information regarding executive compensation appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997 under the caption "Executive Compensation" and is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information regarding security ownership of certain beneficial owners appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997 under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

         Information regarding security ownership of management appears on in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997 under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997 under the caption "Certain Transactions" and is incorporated herein by this reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.   Financial Statements

         The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 and are incorporated herein by this reference:

         o        Consolidated  Statements of Condition at December 31, 1995 and
                  1996

         o Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996

         o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1996

         o Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996

         o        Notes to Consolidated Financial Statements

         o        Report of Independent Accountants

         The   remaining   information   appearing  in  the  Annual   Report  to
Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2.       Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of fiscal 1996

         None

(c)      Exhibits Required by Securities and Exchange Commission Regulation S-K


Exhibit
Number
------
3.1                    Articles of Incorporation of Flushing Financial Corporation (1)
3.2                    By-Laws of Flushing Financial Corporation (1)
10.1                   Annual Incentive Plan for Selected Officers (1)
10.2                   Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (1)
10.3                   Employment Agreements between Flushing Financial Corporation and Certain Officers (2)
10.3(a)                Amendment No. 1 to Employment Agreement between Flushing Financial Corporation and Michael
                       J. Hegarty (3)
10.3(b)                Amendment to Employment Agreement between Flushing Financial Corporation and Certain
                       Officers (including Michael J. Hegarty) (3)
10.3(c)                Amendment No. 3 to Employment Agreement between Flushing Financial Corporation and Michael
                       J. Hegarty, and Amendemnt No. 2 to Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty  (4)
10.4                   Special Termination Agreements (2)
10.5                   Employee Severance Compensation Plan of Flushing Savings Bank, FSB (1)
10.6(a)                Outside Director Retirement Plan (2)


Exhibit
Number
------
10.6(b)                Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (2)
10.7                   Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (1)
10.8                   Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
                       Corporation, and each Director (1)
10.8(a)                Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and
                       each Director (3)
10.8(b)                Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and
                       Certain Officers (3)
10.9                   Employee Benefit Trust Agreement (1)
10.10                  Loan Document for Employee Benefit Trust (1)
10.11                  Guarantee by Flushing Financial Corporation (1)
10.12                  Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and
                       Gerard P. Tully, Sr.
13.1                   1996 Annual Report to Shareholders
22.1                   Subsidiaries information incorporated herein by reference to Part I - Subsidiary Activities
23.1                   Consent of Independent Accountants
27                     Financial Data Schedule
99.1                   Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997, portions of which are incorporated herein by reference.



(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2) Incorporated by reference to Exhibits filed with the Company's Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibits filed with the Company's Report of Form 10-Q for the quarter ended September 30, 1996.

(4) These amendments are contained in a single document entitled "Amendment Agreement No. 3", filed with this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 28, 1997.

                                          FLUSHING FINANCIAL CORPORATION


                                          By    /s/  JAMES F. MCCONNELL
                                            -----------------------------
                                          James F. McConnell
                                          President


                                POWER OF ATTORNEY

         We, the undersigned directors and officers of Flushing Financial Corporation (the "Company") hereby severally constitute and appoint James F. McConnell and Monica C. Passick as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said James F. McConnell or Monica C. Passick may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said James F. McConnell or Monica C. Passick shall do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities and on the dates indicated.


Signature                                        Title                                                 Date
---------                                        -----                                                 ----
  /s/    JAMES F. MCCONNELL                      Director, President (Principal Executive              March 28, 1997
----------------------------------------         Officer)
         James F. McConnell


  /s/    GERARD P. TULLY, SR.                    Director, Chairman                                    March 28, 1997
----------------------------------------
         Gerard P. Tully, Sr.


  /s/    MONICA C. PASSICK                       Treasurer (Principal Financial and                    March 28, 1997
-------------------------------                  Accounting Officer)
         Monica C. Passick


  /s/    ROBERT A. MARANI                        Director                                              March 28, 1997
-------------------------------
         Robert A. Marani


  /s/    JOHN O. MEAD                            Director                                              March 28, 1997
----------------------------------------
         John O. Mead


  /s/    MICHAEL J. HEGARTY                      Director                                              March 28, 1997
----------------------------------------
         Michael J. Hegarty


  /s/    FRANKLIN F. REGAN, JR.                  Director                                              March 28, 1997
----------------------------------------
         Franklin F. Regan, Jr.


  /s/    JOE E. ROE, SR.                         Director                                              March 28, 1997
----------------------------------------
         Joe E. Roe, Sr.


  /s/    MICHAEL J. RUSSO                        Director                                              March 28, 1997
-------------------------------
         Michael J. Russo


  /s/    JOHN M. GLEASON                         Director                                              March 28, 1997
----------------------------------------
         John M. Gleason


  /s/    VINCENT F. NICOLOSI                     Director                                              March 28, 1997
----------------------------------------
         Vincent F. Nicolosi