Form 10-Q
period 1997-03-31
FLUSHING FINANCIAL CORP
filed 1997-05-14
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1997.


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

                                                         (1) Yes /X/  No / /
                                                         (2) Yes /X/  No / /

The number of shares outstanding of the registrant's common stock, as of March 31, 1997 were 8,087,597.

                                   CONTENTS




                                                                    PAGE
                                                                    ----
PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Statements of Financial Condition
           as of March 31, 1997 (unaudited) and
           December 31, 1996                                          2

           Consolidated Statements of Income for the three
           months and three months ended March 31, 1997 and 1996
           (unaudited).                                               3

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996 (unaudited).          4

           Consolidated Statement of Changes in Shareholders'
           Equity for the three months ended March 31, 1997
           (unaudited)                                                5

           Notes to Consolidated Financial Statements.                6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                        8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                        20

Item 2.    Changes in Securities.                                    20

Item 3.    Defaults Upon Senior Securities.                          20

Item 4.    Submission of Matters to a Vote of Security Holders.      20

Item 5.    Other information.                                        20

Item 6.    Exhibits and Reports on Form 8-K.                         20

SIGNATURES                                                           21

EXHIBITS                                                             22

                        PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            MARCH 31,       DECEMBER 31,
                                              1997              1996
                                          -------------    -------------
                                                    (Unaudited)

ASSETS:

Cash and due from banks                   $   9,037,791    $   7,472,155
Federal funds sold and overnight
  interest-earning deposits                  28,800,000       26,953,000
Securities available for sale:
  Mortgage-backed securities                158,599,024      141,038,177
  Other securities                          164,066,541      190,856,985
Loans:
  1-4 Family residential mortgage loans     248,649,174      236,518,280
  Multi-family mortgage loans               122,709,058      104,870,271
  Commercial real estate loans               57,364,279       46,697,783
  Consumer loans                              1,565,360        1,679,403
  Less:  Unearned loan fees                  (1,272,218)      (1,548,287)
         Allowance for loan losses           (5,508,470)      (5,436,832)
                                          -------------    -------------
  Net loans                                 423,507,183      382,780,618
Interest and dividends receivable             6,014,268        6,896,504
Real estate owned, net                          279,896        1,218,296
Bank premises and equipment, net              6,136,208        5,796,166
Other assets                                 14,748,100       12,330,603
                                          -------------    -------------
         Total assets                     $ 811,189,011    $ 775,342,504
                                          =============    =============
LIABILITIES:

Due to depositors:
  Non-interest bearing                    $  13,466,269    $  10,292,645
  NOW and money market accounts              46,006,533       46,589,109
  Savings accounts                          208,922,914      209,689,857
  Certificates of deposit                   322,665,309      314,482,971
Mortgagors' escrow deposits                   6,871,690        3,424,764
Borrowed funds                               76,000,000       51,000,000
Other liabilities                             7,342,118        6,582,114
                                          -------------    -------------
         Total liabilities                  681,274,833      642,061,460
                                          -------------    -------------
STOCKHOLDERS' EQUITY:

Preferred stock ($0.01 par value;
  5,000,000 shares authorized)                         0               0
Common stock ($0.01 par value; 20,000,000
  shares authorized; 8,910,100 shares issued;
  8,087,597 and 8,250,497 shares outstanding
  at March 31, 1997 and at December 31, 1996,
  respectively)                                  89,101           89,101
Additional paid-in capital                  101,282,565      101,277,592
Treasury stock (822,503 and 659,603 shares
  at March 31, 1997 and December 31, 1996,
  respectively)                             (14,965,918)     (12,065,068)
Unearned compensation - Employee Benefit
  Trust                                      (7,417,397)      (7,443,267)
Unearned compensation - Restricted
  Stock Awards                               (3,833,617)      (4,216,873)
Retained earnings                            58,461,789       56,869,884
Net unrealized loss on securities
  available for sale, net of taxes           (3,702,345)      (1,230,325)
                                          -------------    -------------
     Total stockholders' equity             129,914,178      133,281,044
                                          -------------    -------------
     Total liabilities and stockholders'
       equity                             $ 811,189,011    $ 775,342,504
                                          =============    =============

     The accompanying notes are an integral part of these consolidated financial statements.

                    PART I - FINANCIAL INFORMATION

            FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the three months ended
                                                     March 31,
                                            --------------------------
                                                1997          1996
                                            -----------    -----------
                                                   (Unaudited)

Interest and dividend income:
  Interest and fees on loans                $ 8,590,007    $ 6,535,855
  Interest and dividends on securities:
      Taxable interest                        5,591,333      6,067,452
      Tax-exempt interest                         7,930         13,739
      Dividends                                  72,930        109,861
  Other interest income                         395,282        173,542
                                            -----------    -----------
      Total interest and dividend income     14,657,482     12,900,449
                                            -----------    -----------

Interest expense:
  Deposits                                    6,249,455      5,991,521
  Other interest expense                        771,101        150,209
                                            -----------    -----------
      Total interest expense                  7,020,556      6,141,730
                                            -----------    -----------

  Net interest income                         7,636,926      6,758,719
Provision for loan losses                        20,172        151,946
                                            -----------    -----------
  Net interest income after provision
    for loan losses                           7,616,754      6,606,773
                                            -----------    -----------

Non-interest income:
  Other fee income                              344,972        228,686
  Net gain (loss) on sales of securities
    and loans                                    52,199        321,976
  Other income                                   33,455        191,283
                                            -----------    -----------
      Total non-interest income                 430,626        741,945
                                            -----------    -----------

Non-interest expense:
  Salaries and employee benefits              2,419,616      2,016,092
  Occupancy and equipment                       457,049        524,238
  Professional services                         400,798        501,061
  Federal deposit insurance premiums             18,089            500
  Data processing                               278,423        255,005
  Depreciation and amortization                 193,917        195,425
  Real estate owned, net                         35,244         38,108
  Other operating                               750,694        711,687
                                            -----------    -----------
      Total non-interest expense              4,553,830      4,242,116
                                            -----------    -----------

Income (loss) before income taxes             3,493,550      3,106,602
                                            -----------    -----------

Provision for income taxes:
  Federal                                     1,001,745        879,727
  State and local                               602,266        564,085
                                            -----------    -----------
      Total taxes                             1,604,011      1,443,812
                                            -----------    -----------

Net income                                  $ 1,889,539    $ 1,662,790
                                            ===========    ===========

Weighted average number of common
  shares outstanding                          7,468,091      7,957,381

Primary and fully diluted earnings
  per share                                       $0.25          $0.21

     The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                             March 31,
                                                    -------------------------
                                                        1997          1996
                                                    -----------   -----------
                                                            (Unaudited)

Cash flows provided by operating activities:
  Net income                                        $ 1,889,539   $ 1,662,790
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                            20,172       151,946
    Provision for losses on real estate owned                 0         9,096
    Depreciation of bank premises and equipment         193,917       195,425
    Net (gain) loss on sales of securities & loans      (52,199)     (321,976)
    Net loss (gain) on sales of real estate owned        15,081       (21,169)
    Amortization of unearned premium, net of
      accretion of unearned discount                    128,816       342,517
    Amortization of deferred income                    (303,630)     (179,212)
    Deferred income tax (benefit) provision             (90,738)       52,008
    Deferred compensation                                22,035        40,835
  Changes in operating assets and liabilities, net    1,443,213         2,289
  Unearned compensation                                 414,099        10,130
                                                    -----------   -----------
       Net cash provided by operating activities      3,680,305     1,944,679
                                                    -----------   -----------

Cash flows used in investing activities:
  Purchases of bank premises and equipment             (533,959)      (41,402)
  Purchases of securities available for sale        (29,689,000)  (90,128,000)
  Proceeds from sales and calls of securities
     available for sale                              16,320,199    48,587,976
  Proceeds from maturities and prepayments of
     securities available for sale                   17,933,422    17,607,698
  Net originations and repayments of loans          (30,825,635)  (10,749,708)
  Purchases of loans                                 (9,154,000)   (5,388,000)
  Proceeds from sales and operations of
     real estate owned                                  426,419       409,642
                                                    -----------   -----------
       Net cash used in investing activities        (35,522,554)  (39,701,794)
                                                    -----------   -----------

Cash flows provided by financing activities:
  Net increase (decrease) in non-interest
     bearing deposits                                 3,173,624      (279,438)
  Net increase in interest bearing deposits           6,832,819     9,755,271
  Net increase in mortgagors' escrow deposits         3,446,926     2,377,408
  Increase in borrowed funds                         25,000,000    21,000,000
  Repurchase of common stock                         (2,900,850)            0
  Cash dividends paid                                  (297,634)            0
                                                    -----------   -----------
       Net cash provided by financing activities     35,254,885    32,853,241
                                                    -----------   -----------

Net increase(decrease) in cash and cash equivalents   3,412,636    (4,903,874)
Cash and cash equivalents, beginning of period       34,425,155    19,321,639
                                                    -----------   -----------
Cash and cash equivalents, end of period            $37,837,791   $14,417,765
                                                    ===========   ===========

Supplemental cash flow disclosure:
  Interest paid                                     $ 7,020,556   $ 6,129,041
  Income taxes paid                                   1,080,587       328,408
Non-cash activities:
  Loans originated as the result of real estate sales   542,500       146,525
  Loans transferred through the foreclosure of a
      related mortgage loan foreclosure to
      real estate owned                                       0       341,169
  Net change in unrealized loss on securities
      available for sale                             (4,590,220)   (8,498,080)


     The accompanying notes are an integral part of these consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Three months ended
                                                           March 31, 1997
                                                         ------------------
                                                             (Unaudited)

COMMON STOCK
($0.01 par value; 20,000,000 shares authorized;
 8,910,100 shares issued; 8,087,597 shares outstanding)
     Balance at beginning of period                          $     89,101
     No activity                                                        0
                                                             ------------
     Balance at end of period                                $     89,101
                                                             ============

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of period                          $101,277,592
     401-k contribution                                             4,973
                                                             ------------
     Balance at end of period                                $101,282,565
                                                             ============

TREASURY STOCK
     Balance at beginning of period                          $(12,065,068)
     Treasury shares repurchased at market                     (2,900,850)
                                                             ------------
     Balance at end of period                                $(14,965,918)
                                                             ============

UNEARNED COMPENSATION - EMPLOYEE BENEFIT TRUST
     Balance at beginning of period                          $ (7,443,267)
     401-k contribution: book value                                25,870
                                                             ------------
     Balance at end of period                                $ (7,417,397)
                                                             ============

UNEARNED COMPENSATION - RESTRICTED STOCK AWARDS
     Balance at beginning of period                          $ (4,216,873)
     Restricted stock award expense ("RSA")                        366,005
     Permanent tax effect of vested RSA's                          17,251
                                                             ------------
     Balance at end of period                                $ (3,833,617)
                                                             ============

RETAINED EARNINGS
     Balance at beginning of period                          $ 56,869,884
     Net Income                                                 1,889,539
     Cash dividends                                              (297,634)
                                                             ------------
     Balance at end of period                                $ 58,461,789
                                                             ============

NET UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE FOR
 SALE, NET OF TAXES
     Balance at beginning of period                          $ (1,230,325)
     Mark-to-market adjustment                                 (2,472,020)
                                                             ------------
     Balance at end of period                                $ (3,702,345)
                                                             ============


The accompanying notes are an integral part of these consolidated financial statements

                       PART I - Financial Information

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the financial condition of Flushing Financial Corporation and Subsidiaries (the "Company") as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, the cash flow statements for the three months ended March 31, 1997 and 1996, and the statement of changes in stockholders'equity for the three months ended March 31, 1997. These adjustments consist of items which are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders and SEC Form 10-K for the year ended December 31, 1996.


2.    BORROWED FUNDS

At March 31, 1997, advances from the Federal Home Loan Bank of New York ("FHLB-NY") totaled $76.0 million, with a composite interest rate of 6.07% and terms ranging from one to three years. During the first quarter of 1996, the Company initiated a borrowing program with the FHLB-NY to seek to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, to fund increases in mortgage lending.



(continued)

                       PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    TREASURY STOCK

In June and December 1996, the Company announced its intention to repurchase up to 716,350 and 409,688 shares of the Company's outstanding common stock, respectively, totaling 1,126,038 shares. As of March 31, 1997, the Company had purchased 830,550 shares at a cost of $15.1 million, an average of $18.21 per share, leaving 295,488 shares to be purchased under the Share Repurchase Program. Total shares outstanding at March 31, 1997 were 8,087,597.


4.    RECENT ACCOUNTING PRONOUNCEMENTS

FASB has issued SFAS 128, "Earnings per Share", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The objective of this Statement is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more comparable with the EPS standards of other countries and with that of the International Accounting Standards Committee. Adoption of this Pronouncement is not expected to have a material impact on the Company's consolidated financial statements.


5.    SUBSEQUENT EVENTS

Flushing Financial Corporation and New York Federal Savings Bank, a privately held federal savings bank, announced on April 25, 1997 a signed definitive merger agreement by which Flushing Financial Corporation will acquire New York Federal Savings Bank in a cash transaction valued at approximately $13 million. New York Federal will continue its operations as a division of Flushing Savings Bank under the New York Federal name.

The acquisition must be approved by New York Federal shareholders and by federal regulatory authorities and is subject to various customary closing conditions. The merger agreement has been approved unanimously by the Boards of Directors of both Flushing Financial Corporation and New York Federal. The acquisition is anticipated to close in the third quarter of 1997 and will be accounted for as a purchase transaction.

                     PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB, a federally chartered, FDIC insured savings institution originally organized in 1929 (the "Bank"). The Bank is a consumer oriented savings institution and conducts its business through seven banking offices located in Queens, Brooklyn, Manhattan and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively the "Company"), but reflects principally the Bank's activities.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with borrowed funds and funds generated from operations, primarily in (I) originations and purchases of one-to-four family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates co-operative apartment loans, construction and consumer loans.

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




(continued)

                         PART I - FINANCIAL INFORMATION

                  FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1996 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1996. The Company has no obligation to update these forward-looking statements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS
ENDED MARCH 31, 1997 AND 1996

GENERAL.   Net income for the first quarter of 1997 was $1.9 million, an increase of $227,000 from the net income of $1.7 million for the comparable 1995 period. This increase was primarily the result of a $878,000 increase net interest income, offset by a $311,000 decline in non-interest income and a $312,000 increase in non-interest expenses in the 1997 period as compared to the 1996 period.

INTEREST INCOME.   Total interest and dividend income increased $1.8 million
from $12.9 million for the three months ended March 31, 1996 to $14.7 million for the three months ended March 31, 1997. This increase was primarily the result of a $112.8 million increase in the average earning balances of mortgage loans from the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1997, and a $14.9 million increase in the average balances of federal funds sold and overnight interest-bearing deposits.
These increases were offset in part by a $54.3 million decline in the average balances of investment securities available for sale from the first quarter of 1996 as compared to the first quarter of 1997. This shift in assets reflects the Company's planned growth in the mortgage loan market.



(continued)

                     PART I - FINANCIAL INFORMATION

             FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE.   Interest expense increased $879,000 from $6.1 million for
the three months ended March 31, 1996 to $7.0 million for the three months ended March 31, 1997, primarily due to a $633,000 increase in borrowed funds expense as the average balance of borrowed funds increased. The Company has increased its utilization of Federal Home Loan Bank ("FHLB") advances which totaled $76.0 million at March 31, 1997, bearing a composite rate of 6.07%. Interest paid on deposits also increased $258,000 resulting from an increase of $34.8 million in the average balances of higher costing certificates of deposit accounts and a decline of $8.0 million in the average balances of lower costing regular savings and money market accounts from the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses during the three months ended March 31, 1997 was $20,000 compared to $152,000 for the three months ended March 31, 1996. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME.   Total non-interest income declined by $311,000 from
$742,000 for the first quarter of 1996 to $431,000 for the first quarter of 1997. This decline is primarily attributable to a reduction of $270,000 in net gain on sales of securities from $322,000 during the three months ended March 31, 1996 to $52,000 during the three months ended March 31, 1997.

NON-INTEREST EXPENSE.   Non-interest expense increased by $312,000 from $4.2
million for the three months ended March 31, 1996 to $4.6 million for the three months ended March 31, 1997. Expenses attributable to salaries and employee benefits rose $404,000, reflecting salary increases, contributions to profit sharing plans, and the amortization of unearned compensation expense associated with the Restricted Stock Awards made in May and December of 1996.



(continued)

                      PART I - FINANCIAL INFORMATION

             FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME BEFORE INCOME TAXES.   Total income before provision for income taxes
increased $387,000 from $3.1 million for the three months ended March 31, 1996 to $3.5 million for the three months ended March 31, 1997 for the reasons stated above.

PROVISION FOR INCOME TAXES.   The provision for income taxes increased
$160,000 from $1.4 million for the three months ended March 31, 1996 to $1.6 million for the three months ended March 31, 1997 as a result of a corresponding increase in income before income taxes.


FINANCIAL CONDITION

ASSETS.   At March 31, 1997, total assets were $811.2 million, an increase of
$35.8 million, or 4.62%, from the December 31, 1996 balance of $775.3 million. The growth in assets is primarily reflected in a $40.6 million increase in mortgage loans, offset in part by a decline of $9.2 million in securities available for sale. This shift in assets reflects the Company's planned growth in the mortgage loan market. The increase in mortgage loans consisted primarily of a $12.1 million, or 5.13% increase in the Bank's portfolio of 1-4 family residential loans and a $28.5 million, or 18.81% increase in multi-family and commercial real estate mortgage loans.

From December 31, 1996 to March 31, 1997 total securities available for sale declined $9.2 million. This reduction in total securities available for sale includes a decline of $4.6 million in unrealized mark-to-market valuation of securities, before tax effect, as a result of increases in prevailing interest rates. An increasing interest rate environment may result in an increase in unrealized loss on mark-to-market valuation of securities. The actual amount of cash flows from investment securities does not change as a result of mark-to-market valuation adjustments, assuming the securities are held to maturity. At March 31, 1997, the Company had $4.0 million invested in one collateralized mortgage obligation ("CMO"). The CMO in the Company's portfolio is not considered high risk under regulations promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 1997, the Company had $138.9 million in callable U.S. government securities.





(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Non-performing assets declined by $1.4 million from $3.6 million at December 31, 1996 to $2.2 million at March 31, 1997. Total non-performing assets as a percentage of total assets declined to 0.27% at March 31, 1997 from 0.47% at December 31, 1996. By adherence to its strict underwriting standards and aggressive charge-offs of possible losses from impaired loans, the Company has continued to strengthen its loan portfolio, evidenced by the increase in the Company's ratio of the allowance for loan losses to non-performing loans from 225.79% at December 31, 1996 to 288.53% at March 31, 1997.

LIABILITIES.   Deposit balances increased by $10.0 million during the first three months of 1997 to $591.1 million at March 31, 1997 primarily due to an $8.2 million increase in certificate of deposit accounts and a $3.2 increase in non-interest bearing demand deposits, offset in part by a decrease of $1.3 million in regular savings accounts, NOW and money market accounts. As described above, the Company also has continued its utilization of FHLB advances which totaled $76.0 million at March 31, 1996 with a weighted average interest rate of 6.07% and remaining maturity ranging from two months to two years, and an average maturity of 13 months.

EQUITY.   Total stockholders' equity decreased $3.4 million during the first three months of 1997 to $129.9 million at March 31, 1997. This decrease is due primarily to $2.9 million in treasury shares purchased through the Company's stock repurchase plan, as noted below, $298,000 in dividends declared as also noted below, and a decrease of $2.5 million, net of taxes, in unrealized market value of securities available for sale from December 31, 1996 to March 31, 1997, offset by $1.9 million in net income for the first three months of 1997. The decline in the market value of the Company's portfolio of securities available for sale is due primarily to an increasing interest rate environment. Due to the size of the Company's portfolio of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company.



(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In June and December 1996, the Company announced its intention to repurchase up to 716,350 and 409,688 shares of the Company's outstanding common stock, respectively, totaling 1,126,038 shares. All stock repurchases are expected to be made in open market transactions and are subject to market conditions, the trading price of the stock, and the Company's financial performance. As of March 31, 1997, the Company had purchased 830,550 shares at a cost of $15.1 million, an average of $18.21 per share, leaving 295,488 shares to be purchased under the Share Repurchase Program. Total shares outstanding at March 31, 1997 were 8,087,597.

In light of the Company's capital strength and earnings performance, the Board of Directors declared a $0.04 per share dividend on February 18, 1997, to common shareholders of record March 10, 1997, and payable on March 28, 1997. Retained earnings was reduced by $298,000 to reflect this cash dividend.

LIQUIDITY.   The Bank, as a federal savings bank, is subject to OTS guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specified U.S. government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require the maintenance of an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At March 31, 1997 and December 31, 1996, the Bank's liquidity ratio, computed in accordance with the OTS requirement, was 8.35% and 10.91%, respectively. The decline in liquidity ratio is due to the Bank's implementation of management's strategy to increase mortgage loans, a long-term income producing asset. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.


(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CASHFLOW.   The Company's primary business objective is in the originations and purchases of residential, multi-family and commercial real estate mortgage loans. During the three months ended March 31, 1997, net originations and repayments of loans totaled $30.8 million, and $9.2 million in residential mortgage loans were purchased. During periods of low loan demand, the Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. In the first three months of 1997, the Company purchased a total of $29.7 million in securities available for sale. Cash flow used in these investment activities were funded in part from an aggregate $34.3 million in sales, calls, maturities and prepayments of securities available for sale.

General funding for Company activities comes from cashflow provided by operating and financing activities totaling $3.7 million and $35.3 million for the three months ended March 31, 1997, respectively. For the three months ended March 31, 1997, the Company borrowed $25.0 million in short-term FHLB advances. In addition, the Bank's total deposit base increased by $13.5 million from December 31, 1996 to March 31, 1997.

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION
---------------------------

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 1997, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 1997:

                                                                  Percent of
                                                     Amount         Assets
                                                  ------------   ------------
                                                      (Dollar in thousands)

Tangible capital:
     Capital level                                  $94,801         12.22%
     Requirement                                     11,636          1.50
     Excess                                          83,165         10.72

Core capital:
     Capital level                                  $94,801         12.22%
     Requirement                                     31,031          4.00
     Excess                                          63,770          8.22

Risk-based capital:
     Capital level                                  $99,404         27.06%
     Requirement                                     29,388          8.00
     Excess                                          70,016         19.06


                          PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES
----------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three months ended March 31, 1997 and 1996, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                For the three months ended March 31,
                                    -----------------------------------------------------------
                                              1997                          1996
                                    ----------------------------  -----------------------------
                                     Average            Average    Average            Average
                                     Balance  Interest Yield/Cost  Balance  Interest Yield/Cost
                                    --------- -------- ---------- --------- -------- ----------

ASSETS
  Interest-earning assets:
    Mortgage loans, net              $399,500  $ 8,546     8.56%   $286,666  $ 6,477    9.04%
    Other loans                         1,653       44    10.65       2,261       59   10.44
    Mortgage-backed securities        150,078    2,567     6.84     177,802    2,809    6.32
    Other securities                  180,303    3,105     6.89     206,892    3,382    6.54
    Interest-earning deposits          27,483      395     5.75      12,629      174    5.51
                                    --------- -------- ---------- --------- -------- ----------
     Total interest-earning assets    759,017   14,657     7.72     686,250   12,901    7.52
                                              -------- ----------           -------- ----------
    Non-interest earning assets        31,308                        36,855
                                    ---------                     ---------
     Total assets                    $790,325                      $723,105
                                    =========                     =========

LIABILITIES and NET WORTH
  Interest-bearing liabilities:
    Deposits:
     Regular savings accounts        $209,947    1,485     2.83    $215,853    1,535    2.84
     NOW accounts                      21,457      100     1.86      18,920       89    1.88
     Money market accounts             25,744      170     2.64      27,800      194    2.79
     Certificates of deposit accounts 323,556    4,481     5.54     288,723    4,157    5.76
     Mortgagors escrow deposits         5,242       13     1.00       4,047       16    1.58
   Borrowed funds                      60,611      771     5.09      10,395      138    5.31
   Other interest-bearing liabilities       0        0        0         596       13    8.72
                                    --------- -------- ---------- --------- -------- ----------
   Total interest-bearing liabilities 646,557    7,020     4.34     566,334    6,142    4.34
                                              -------- ----------           -------- ----------
   Other liabilities                   13,353                        16,187
                                    ---------                     ---------
     Total liabilities                659,910                       582,521
   Equity                             130,415                       140,584
                                    ---------                     ---------
     Total liabilities and equity    $790,325                      $723,105
                                    =========                     =========

Net interest income/expense spread             $ 7,637     3.38%             $ 6,759    3.18%
                                              ======== ==========           ======== ==========
Net interest-earning assets/
  net interest margin                $112,460              4.02%   $119,916             3.94%
                                    =========          ========== =========          ==========
Ratio of interest-earning asset to
  interest-bearing liabilities                             1.17x                        1.21x
                                                       ==========                    ==========

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

                                          For the three         For the
                                           months ended        year ended
                                          March 31, 1997    December 31, 1996
                                        ------------------  -----------------
                                                      (In thousands)

MORTGAGE LOANS:
  At beginning of period                     $ 388,086           $ 284,443
  Mortgage loans originated:
     One-to-four family                          9,625              51,309
     Cooperative                                     0                  76
     Multi-family                               18,985              43,184
     Commercial                                 10,934               7,501
     Construction                                  605                   0
                                             ---------           ---------
       Total mortgage loans originated          40,149             102,070
     Acquired loans                              9,154              39,873
  Less:
     Principal reductions                        8,666              37,150
     Mortgage loans sold                             0                   0
     Mortgage loan foreclosures                      0               1,150
                                             ---------           ---------
  At end of period                           $ 428,723           $ 388,086
                                             =========           =========
OTHER LOANS:
  At beginning of period                     $   1,680           $   2,328
  Net activity                                    (115)               (648)
                                             ---------           ---------
  At end of period                           $   1,565           $   1,680
                                             =========           =========

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

                                                  March 31,     December, 31
                                                    1997            1996
                                                ------------    ------------
                                                    (Dollars in thousands)

Non-accrual mortgage loans                        $ 1,859          $ 2,372
Other non-accrual loans                                50               36
                                                  -------          -------
     Total non-accrual loans                        1,909            2,408

Mortgage loans 90 days or more delinquent and
  still accruing                                        0                0
Other loans 90 days or more delinquent and
  still accruing                                        0                0
                                                  -------          -------
     Total non-performing loans                     1,909            2,408

Real estate owned (foreclosed real estate)            280            1,218
                                                  -------          -------
     Total non-performing assets                  $ 2,189          $ 3,626
                                                  =======          =======
Non-performing loans to gross loans                  0.44%            0.62%
Non-performing assets to total assets                0.27%            0.47%

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

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                    March 31,   December 31,
                                                      1997          1996
                                                  ------------  ------------
                                                    (Dollars in thousands)

Balance at beginning of period                       $ 5,437      $ 5,310
Provision for loan losses                                 20          418
Loans charged-off:
  One-to-four family                                       0          220
  Cooperative                                              0          162
  Multi-family                                             0           41
  Commercial                                               0           68
  Other                                                   10           44
                                                     -------      -------
     Total loans charged-off                              10          535
                                                     -------      -------
Recoveries:
  Mortgage loans                                          56          244
  Other                                                    5            0
                                                     -------      -------
     Total recoveries                                     61          244
                                                     -------      -------
Other adjustments                                          0            0
                                                     -------      -------
Balance at end of period                             $ 5,508      $ 5,437
                                                     =======      =======
Ratio of net charge-offs during the year to
  average loans outstanding during the period          -0.01%        0.09%

Ratio of allowance for loans losses to gross
  loans at end of period                                1.28%        1.39%

Ratio of allowance for loans losses to
  non-performing loans at end of period               288.53%      225.79%

Ratio of allowance for loans losses to
  non-performing assets at end of period              251.62%      149.94%

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

       None.

               FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Flushing Financial Corporation



Dated:  May 14, 1997             By:  /s/  James F. McConnell
       ----------------               ------------------------------------
                                          James F. McConnell
                                          President and Chief Executive
                                            Officer

Dated:  May 14, 1997             By:  /s/  Monica C. Passick
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

27                       Financial Data Schedule