Form 10-Q
period 1997-06-30
FLUSHING FINANCIAL CORP
filed 1997-08-14
CIK 923139

UNITED STATES
                     SECURITIES and EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1997.

Commission File Number: 000-24272


                        FLUSHING FINANCIAL CORPORATION
                        ------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                              11-3209278
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

     144-51 NORTHERN BOULEVARD,
         FLUSHING, NEW YORK                              11354
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

     The number of shares outstanding of the registrant's common stock, as of June 30, 1997 were 7,978,740.

                                   CONTENTS


                                                                        PAGE
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition
            as of June 30, 1997 (unaudited) and December 31, 1996.         2

            Consolidated Statements of Operations for the three months
            and six months ended June 30, 1997 and 1996 (unaudited).       3

            Consolidated Statement of Cash Flows for the six months
            ended June 30, 1997 and 1996 (unaudited).                      4

            Consolidated Statement of Changes in Stockholders'
            Equity for the six months ended June 30, 1997 (unaudited).     5

            Notes to Consolidated Financial Statements.                    6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             21

Item 2.     Changes in Securities                                         21

Item 3.     Defaults Upon Senior Securities                               21

Item 4.     Submission of Matters to a Vote of Security Holders           21

Item 5.     Other Information                                             22

Item 6.     Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                23

EXHIBITS                                                                  24

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   JUNE 30,      DECEMBER 31,
                                                    1997            1996
                                                --------------  --------------
                                                  (Unaudited)

ASSETS
Cash and due from banks                         $   9,378,662   $   7,472,155
Federal funds sold and overnight
  interest-earning deposits                        16,400,000      26,953,000
Securities available for sale:
   Mortgage-backed securities                     192,113,454     141,038,177
   Other securities                               144,755,811     190,856,985
Loans:
   1-4 Family residential mortgage loans          273,337,504     236,518,280
   Multi-family mortgage loans                    146,406,177     104,870,271
   Commercial real estate loans                    55,767,368      46,697,783
   Consumer loans                                   1,424,212       1,679,403
   Less:   Unearned loan fees                      (1,279,742)     (1,548,287)
           Allowance for loan losses               (5,490,739)     (5,436,832)
                                                --------------  --------------
   Net loans                                      470,164,780     382,780,618
Interest and dividends receivable                   6,552,395       6,896,504
Real estate owned, net                                281,464       1,218,296
Bank premises and equipment, net                    6,518,304       5,796,166
Other assets                                       13,865,670      12,330,603
                                                --------------  --------------
          Total assets                          $ 860,030,540   $ 775,342,504
                                                ==============  ==============

LIABILITIES
Due to depositors:
   Non-interest bearing                         $  10,621,780   $  10,292,645
   NOW and money market accounts                   47,151,675      46,589,109
   Savings accounts                               206,058,649     209,689,857
   Certificates of deposit                        326,630,570     314,482,971
Mortgagors' escrow deposits                         5,100,694       3,424,764
Borrowed funds                                    126,186,525      51,000,000
Other liabilities                                   5,191,231       6,582,114
                                                --------------  --------------
          Total liabilities                       726,941,124     642,061,460
                                                --------------  --------------

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value;
  5,000,000 shares authorized)                              0               0
Common stock ($0.01 par value; 20,000,000
  shares authorized; 8,910,100 shares issued;
  7,978,740 and 8,250,497 shares outstanding
  at June 30, 1997 and December 31, 1996,
  respectively)                                        89,101          89,101
Additional paid-in capital                        101,400,217     101,277,592
Treasury stock (931,360 and 659,603 shares
  at June 30, 1997 and December 31, 1996,
  respectively)                                   (17,017,731)    (12,065,068)
Unearned compensation                             (11,032,090)    (11,660,140)
Retained earnings                                  60,145,330      56,869,884
Net unrealized loss on securities available
  for sale, net of taxes                             (495,411)     (1,230,325)
                                                --------------  --------------
          Total stockholders' equity              133,089,416     133,281,044
                                                --------------  --------------

          Total liabilities and
            stockholders' equity                $ 860,030,540   $ 775,342,504
                                                ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                       PART I - FINANCIAL INFORMATION

                             FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the three months ended   For the six months ended
                                                 June 30,                     June 30,
                                       ---------------------------- ---------------------------
                                            1997          1996          1997          1996
                                       -------------  ------------- ------------- -------------
                                                              (Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans             $  9,758,184   $  6,870,625    $ 18,348,191  $ 13,406,480
Interest and dividends on securities:
   Taxable interest                       5,848,178      6,388,326      11,439,511    12,455,778
   Tax-exempt interest                        7,944         18,245          15,874        31,984
   Dividends                                 63,068         86,432         135,998       196,293
Other interest income                       262,237        150,100         657,519       323,642
                                       -------------  -------------   ------------- -------------
     Total interest and dividend income  15,939,611     13,513,728      30,597,093    26,414,177
                                       -------------  -------------   ------------- -------------

INTEREST EXPENSE
Deposits                                  6,294,238      5,928,434      12,543,693    11,919,955
Other interest expense                    1,699,305        472,254       2,470,406       622,463
                                       -------------  -------------   ------------- -------------
     Total interest expense               7,993,543      6,400,688      15,014,099    12,542,418
                                       -------------  -------------   ------------- -------------

NET INTEREST INCOME                       7,946,068      7,113,040      15,582,994    13,871,759
Provision for loan losses                    46,620        150,000          66,792       301,946
                                       -------------  -------------   ------------- -------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES              7,899,448      6,963,040      15,516,202    13,569,813
                                       -------------  -------------   ------------- -------------

NON-INTEREST INCOME
Other fee income                            142,429        193,947         487,401       422,633
Net(loss)gain on sale of securities and loans(3,180)       154,361          49,019       476,337
Other income                                304,838        197,575         338,293       388,858
                                       -------------  -------------   ------------- -------------
     Total non-interest income              444,087        545,883         874,713     1,287,828
                                       -------------  -------------   ------------- -------------

NON-INTEREST EXPENSE
Salaries and employee benefits            2,353,596      2,129,232       4,773,212     4,145,324
Occupancy and equipment                     481,366        501,854         938,415     1,026,092
Professional services                       379,790        564,268         780,588     1,065,329
Federal deposit insurance premiums           18,946            500          37,035         1,000
Data processing                             184,401        626,624         462,824       881,629
Depreciation and amortization               186,255        280,948         380,172       476,373
Real estate owned, net                       (9,901)        91,798          25,343       129,906
Recovery of provision for deposits at Nationar    0       (449,392)              0      (449,392)
Other operating                             839,223        766,072       1,589,917     1,477,759
                                       -------------  -------------   ------------- -------------
     Total non-interest expense           4,433,676      4,511,904       8,987,506     8,754,020
                                       -------------  -------------   ------------- -------------

INCOME BEFORE INCOME TAXES                3,909,859      2,997,019       7,403,409     6,103,621
                                       -------------  -------------   ------------- -------------

PROVISION FOR INCOME TAXES
Federal                                   1,103,598        820,640       2,105,343     1,700,367
State and local                             682,788        525,059       1,285,054     1,089,144
                                       -------------  -------------   ------------- -------------
     Total taxes                          1,786,386      1,345,699       3,390,397     2,789,511
                                       -------------  -------------   ------------- -------------

NET INCOME                             $  2,123,473   $  1,651,320    $  4,013,012   $ 3,314,110
                                       =============  =============   ============= =============

Weighted average number of common
   shares outstanding                     7,388,815      8,086,081       7,427,836     8,021,731

Primary and fully diluted earnings
   per share                                  $0.29          $0.20           $0.54         $0.41


    The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the six months ended
                                                           June 30,
                                                ------------------------------
                                                    1997            1996
                                                --------------  --------------
                                                          (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                      $   4,013,012   $   3,314,110
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                           66,792         301,946
   Provision for losses on real estate owned                0          60,000
   Recovery of provision for deposits at Nationar           0        (449,392)
   Depreciation of bank premises and equipment        380,172         476,373
   Net gain on sales of securities and loans          (49,019)       (476,337)
   Net gain on sales of real estate owned                (299)        (50,019)
   Amortization of unearned premium, net of
     accretion of unearned discount                   274,206         683,638
   Amortization of deferred income                   (275,302)       (379,992)
   Deferred income tax provision                      332,736         336,363
   Deferred compensation                               78,356          89,389
Changes in operating assets and liabilities, net   (3,793,566)      3,510,425
Unearned compensation                                 750,675         126,342
                                                --------------  --------------
     Net cash provided by operating activities      1,777,763       7,542,846
                                                --------------  --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of bank premises and equipment           (1,102,310)       (306,134)
Purchases of securities available for sale        (93,129,475)   (121,490,000)
Proceeds from sales and calls of securities
 available for sale                                64,262,019      64,092,337
Proceeds from maturities and prepayments of
 securities available for sale                     25,318,342      37,332,079
Net originations and repayments of loans          (64,507,324)    (24,535,903)
Purchases of loans                                (22,186,000)    (18,150,000)
Proceeds from sales and operations of
 real estate owned                                    526,699         662,057
                                                --------------  --------------
     Net cash used in investing activities        (90,818,049)    (62,395,564)
                                                --------------  --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase(decrease) in non-interest
 bearing deposits                                     329,135        (730,545)
Net increase in interest-bearing deposits           9,078,957      10,168,031
Net increase in mortgagors' escrow deposits         1,675,930       1,018,898
Net increase in borrowed funds                     75,000,000      51,000,000
Repurchase of common stock                         (4,952,663)              0
Cash dividends paid                                  (737,566)              0
                                                --------------  --------------
     Net cash provided by financing activities     80,393,793      61,456,384
                                                --------------  --------------

Net (decrease)increase in cash and
 cash equivalents                                  (8,646,493)      6,603,666
Cash and cash equivalents, beginning of period     34,425,155      19,321,639
                                                --------------  --------------
Cash and cash equivalents, end of period        $  25,778,662   $  25,925,305
                                                ==============  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                   $  15,014,099   $  12,531,307
Income taxes paid                                   3,526,587       2,707,233
Non-cash activities:
   Loans originating as the result of
     real estate sales                                617,200         220,009
   Loans transferred through the foreclosure of
     a real estate owned                              141,313         755,713
   Net change in unrealized loss on securities
     available for sale                             1,361,113     (12,659,411)


    The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Six months ended
                                                              June 30, 1997
                                                             ----------------
                                                                (Unaudited)

COMMON STOCK
  ($0.01 par value; 20,000,000 shares authorized;
   8,910,100 shares issued; 7,978,740 shares outstanding)
Balance at beginning of period                                 $      89,101
No activity                                                                0
                                                               --------------
Balance at end of period                                       $      89,101
                                                               ==============

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                 $ 101,277,592
Release and allocation of shares from Employee
  Benefit Trust                                                       10,365
Stock options exercised                                              (16,357)
Tax benefit of stock plans                                           128,617
                                                               --------------
Balance at end of period                                       $ 101,400,217
                                                               ==============

TREASURY STOCK
Balance at beginning of period                                 $ (12,065,068)
Stock Buyback of 264,800 common shares outstanding                (4,833,887)
Repurchase of 12,757 shares from Restricted Stock Award             (242,383)
Options exercised                                                    123,607
                                                               --------------
Balance at end of period                                       $ (17,017,731)
                                                               ==============

UNEARNED COMPENSATION
Balance at beginning of period                                 $ (11,660,140)
Release of shares from Employee Benefit Trust                         64,651
Restricted stock award expense                                       563,399
                                                               --------------
Balance at end of period                                       $ (11,032,090)
                                                               ==============

RETAINED EARNINGS
Balance at beginning of period                                 $  56,869,884
Net income                                                         4,013,012
Cash dividends                                                      (737,566)
                                                               --------------
Balance at end of period                                       $  60,145,330
                                                               ==============

NET UNREALIZED (LOSS)GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance at beginning of period                                 $  (1,230,325)
Mark-to-market adjustment                                            734,914
                                                               --------------
Balance at end of period                                       $    (495,411)
                                                               ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS


1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the financial condition of Flushing Financial Corporation and Subsidiaries (the "Company") as of June 30, 1997, the results of operations for the three months and six months ended June 30, 1997 and 1996, the statement of cash flow for the six months ended June 30, 1997 and 1996, and the statement of changes in stockholders' equity for the six months ended June 30, 1997. These adjustments consist of items which are of a normal recurring nature. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and SEC Form 10-K for the year ended December 31, 1996.


2.     BORROWED FUNDS

At June 30, 1997, advances from the Federal Home Loan Bank of New York ("FHLB-NY") totaled $126.0 million, with a composite interest rate of 6.23% and an average maturity of 1.4 years. During the first quarter of 1996, the Company initiated a borrowing program with the FHLB-NY to seek to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, to fund increases in mortgage lending.


3.     TREASURY STOCK

In June and December 1996, the Company announced its intention to repurchase up to 716,350 and 409,688 shares of the Company's outstanding common stock, respectively, totaling 1,126,038 shares. As of June 30, 1997, the Company had purchased 932,450 shares at a cost of $17.1 million, an average of $18.29 per share, leaving 193,588 shares to be purchased under the share repurchase programs. Total shares outstanding at June 30, 1997 were 7,978,740.







(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS


4.     RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners, an example of which is the unrealized gain/(loss) on securities available for sale, net of taxes. Management will implement the disclosure requirements as per FASB Pronouncement.

The FASB has issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports. Operating segments are components of an enterprise about which seperate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocated resources and in assessing performance. Management will implement the disclosure requirements as per FASB Pronouncement.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB, a federally chartered, FDIC insured savings institution, originally organized in 1929 (the "Bank"). The Bank is a consumer oriented savings institution and conducts its business through seven banking offices located in Queens, Brooklyn, Manhattan and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively the "Company"), but reflects principally the Bank's activities.

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

As part of management's continuing review of the Company's operations, management has discussed the possibilities of problems relating to the year 2000 with its outside data processing vendors. These vendors are in the process of reviewing their systems in regards to this potential problem. The Company does not maintain a data processing center.






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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1997 AND 1996

GENERAL.     Net income for the second quarter of 1997 was $2.1 million, an increase of $472,000 as compared to the 1996 second quarter net income of $1.7 million. This increase was primarily the result of a $833,000 increase in net interest income and a decline of $78,000 in non-interest expense, offset in part by a $102,000 decline in non-interest income.

INTEREST INCOME.     Total interest and dividend income increased $2.4 million
from $13.5 million for the three months ended June 30, 1996 to $15.9 million for the comparable 1997 period. This increase was primarily the result of a $140.8 million increase in the average earning balances of mortgage loans from the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1997, and a $13.1 million increase in the average balances of federal funds sold and overnight interest-earning deposits. These were offset in part by a $51.1 million decline in the average balances of investment securities available for sale from the second quarter of 1996 as compared to the second quarter of 1997. This shift in assets reflects the Company's planned growth in the mortgage loan market.










(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE.     Interest expense increased $1.6 million from $6.4
million for the three months ended June 30, 1996 as compared to $8.0 million for the three months ended June 30, 1997. This increase is primarily due to a $78.3 million increase in the average balances of borrowed funds. The Company has increased its utilization of Federal Home Loan Bank ("FHLB") advances which totaled $126.0 million at June 30, 1997, bearing a composite rate of 6.23%. Interest paid on deposits also increased $366,000, resulting from an increase of $30.6 million in the average balance of higher costing certificates of deposit accounts and a decline of $9.9 million in the average balances of lower costing regular savings and money market accounts from the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1997.

PROVISION FOR LOAN LOSSES.     The provision for loan losses during the three
months ended June 30, 1997 was $47,000, compared to $150,000 for the three months ended June 30, 1996. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME.     Total non-interest income declined by $102,000 from
$546,000 for the second quarter of 1996 as compared to $444,000 for the three months ended June 30, 1997. This decline is primarily attributable to a $3,000 loss on sales of securities during the three months ended June 30, 1997, as compared to a gain on sales of securities of $154,000 during the second quarter of 1996. This decline is offset in part by a net increase of $56,000 in other fee and services income.

NON-INTEREST EXPENSE.     Non-interest expense declined by $78,000 from $4.5
million for the three months ended June 30, 1996 as compared to $4.4 million for the three months ended June 30, 1997. The decline is due primarily to a decrease of $442,000 in data processing expenses due to a one time accrual of expenses in the first half of 1996 for costs associated with changing the Company's data service providers, a $184,000 decrease in professional services, and a $102,000 decline in net expenses for real estate owned, because gain on sale of real estate owned exceeded expenses during the second quarter of 1997. These declines in expenses were offset in part by a $224,000 increase in expenses attributable to salaries and employee benefits, which reflects salary increases, contributions to profit sharing plans and the amortization of unearned compensation expense associated with the Restricted Stock Awards made in May and December of 1996. Also offsetting the comparative decline in non-interest expenses was a one-time recovery of provision for deposits at Nationar of $449,000 during the 1996 period, which reduced 1996 expenses.



(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME BEFORE INCOME TAXES.     Total income before provision for income taxes
increased $913,000, or 30.46%, from $3.0 million for the three months ended June 30, 1996 as compared to $3.9 million for the three months ended June 30, 1997 for the reasons stated above.

PROVISION FOR INCOME TAXES.     The provision for income taxes increased
$441,000 from $1.3 million for the three months ended June 30, 1996 as compared to $1.8 million for the three months ended June 30, 1997 as a result of a corresponding increase in income before income taxes.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 1997 AND 1996

GENERAL.     Net income for the six months ended 1997 was $4.0 million, an increase of $699,000 as compared to $3.3 million for the six months ended June 30, 1996. This increase was primarily the result of a $1.7 million increase in net interest income, offset in part by a decline of $413,000 in non-interest income and an increase of $233,000 in non-interest expense.

INTEREST INCOME.     Total interest and dividend income increased $4.2 million
from $26.4 million for the six months ended June 30, 1996 as compared to $30.6 million for the six months ended June 30, 1997. This increase was primarily the result of a $126.9 million increase in the average earning balances of mortgage loans from the six months ended June 30, 1996 as compared to the six months ended June 30, 1997, and a $11.9 million increase in the average balances of federal funds sold and overnight interest-earning deposits. These were offset in part by a $54.4 million decline in the average balances of investment securities available for sale from the first half of 1996 as compared to the comparable 1997 period. This shift in assets reflects the Company's planned growth in the mortgage loan market.

INTEREST EXPENSE.     Interest expense increased $2.5 million from $12.5
million for the six months ended June 30, 1996 as compared to $15.0 million for the six months ended June 30, 1997. This increase is primarily due to a $63.9 million increase in the average balances of borrowed funds. The Company has increased its utilization of Federal Home Loan Bank ("FHLB") advances which totaled $126.0 million at June 30, 1997, bearing a composite rate of 6.23%. Interest paid on deposits also increased $596,000, resulting from an increase of $31.5 million in the average balance of higher costing certificates of deposit accounts and a decline of $9.9 million in the average balances of lower costing regular savings and money market accounts from the six months ended June 30, 1996 as compared to the six months ended June 30, 1997.


(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES.     The provision for loan losses during the six
months ended June 30, 1997 was $67,000, compared to $302,000 for the six months ended June 30, 1996. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME.     Total non-interest income declined by $413,000 from
$1.3 million for the first half of 1996 as compared to $875,000 for the comparable 1997 period. This decline is primarily attributable to a $427,000 decrease in gain on sales of securities from $476,000 during the six months ended June 30, 1996 as compared to $49,000 for the six months ended June 30, 1997.

NON-INTEREST EXPENSE.     Non-interest expense increased by $233,000 from $8.8
million for the six months ended June 30, 1996 as compared to $9.0 million for the six months ended June 30, 1997. The increase is due primarily to an increase of $628,000 in expenses attributable to salaries and employee benefits, which reflects salary increases, contributions to profit sharing plans and the amortization of unearned compensation expense associated with the Restricted Stock Awards made in May and December of 1996. The increase in non-interest expense on a comparative basis from the 1996 period also was attributable to a one-time recovery of provision for deposits at Nationar of $449,000 during the 1996 period, which reduced 1996 expenses. These increases were offset in part by a $285,000 decline in professional services, a $419,000 decrease in data processing expenses due to a one time accrual of expenses in the first half of 1996 for costs associated with changing the Company's data service providers, and a $105,000 decline in net real estate owned expenses as management continues to monitor its loan portfolio.

INCOME BEFORE INCOME TAXES.     Total income before provision for income taxes
increased $1.3 million, or 21.30%, from $6.1 million for the six months ended June 30, 1996 as compared to $7.4 million for the six months ended June 30, 1997 for the reasons stated above.

PROVISION FOR INCOME TAXES.     The provision for income taxes increased
$601,000 from $2.8 million for the six months ended June 30, 1996 as compared to $3.4 million for the six months ended June 30, 1997 as a result of a corresponding increase in income before income taxes.







(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS.     At June 30, 1997, total assets equaled $860.0 million, an increase of $84.7 million, or 10.92%, from the December 31, 1996 balance of $775.3 million. The growth in assets is primarily reflected in an $87.4 million increase in mortgage loans and a $5.0 million increase in securities available for sale. This growth is offset in part by a decline of $10.6 million in federal funds sold and overnight interest-earning deposits. The increase in mortgage loans consisted primarily of a $36.8 million, or 15.57%, increase in one-to-four family residential mortgage loans, a $41.5 million, or 39.61% increase in multi-family real estate mortgage loans, and a $9.1 million, or 19.42%, increase in commercial real estate mortgage loans.

From December 31, 1996 to June 30, 1997, total securities available for sale increased by $5.0 million. This increase in total securities available for sale includes a $1.4 million increase in unrealized mark-to-market valuation of the securities, before tax effect, as a result of prevailing interest rates. An increasing interest rate environment may result in an increase in unrealized loss on mark-to-market valuation of securities. The actual amount of cash flows from investment securities does not change as a result of mark-to-market valuation adjustments, assuming the securities are held to maturity. At June 30, 1997, the Company had $105.8 million in callable U.S. government securities. The Company has no investments in derivatives at June 30, 1997.

Non-performing assets declined by $1.1 million to $2.5 million at June 30, 1997 from $3.6 million at December 31, 1996. Total non-performing assets as a percentage of total assets declined from 0.47% at December 31, 1996 to 0.29% at June 30, 1997. By adherence to its strict underwriting standards and aggressive charge-offs of possible losses from impaired loans, the Company has continued to strengthen its loan portfolio, evidenced by the increase in the Company's ratio of the allowance for loan losses to non-performing loans from 225.79% at December 31, 1996 to 252.00% at June 30, 1997.










(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIABILITIES.    Deposit balances increased by $9.4 million during the six
months ended June 30, 1997 to $590.5 million at June 30, 1997. This increase is primarily due to a $12.1 million increase in certificate of deposit accounts, a $563,000 increase in NOW and money market accounts, and a $329,000 increase in non-interest bearing accounts, offset in part by a decline of $3.6 million in regular savings accounts. Further funding the growth in assets is the increased utilization of Federal Home Loan Bank ("FHLB") advances which totaled $126.0 million at June 30, 1997, bearing a composite rate of 6.23% and an average maturity of 1.4 years. The Company's borrowing program with the FHLB of New York is consistent with our goal to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, to fund increases in mortgage lending.

EQUITY.     Total stockholders' equity decreased $192,000 from $133.3 million at December 31, 1996 to $133.1 million at June 30, 1997. This decline is due primarily to $4.8 million in treasury shares purchased through the Company's stock repurchase plan, as noted below, and $738,000 in cash dividends paid, also as noted below. The decrease was partially offset by $4.0 million in net income, $563,000 in Restricted Stock Award amortization expenses, the exercise of 6,600 options for 6,600 shares with a net effect of $107,000, and a $735,000 decline in the unrealized loss on securities available for sale, net of taxes. Change in the market value of the Company's portfolio of securities available for sale is dependent primarily on the interest rate environment. Due to the size of the Company's portfolio of securities available for sale, changes in interest rate could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company.

In June and December 1996, the Company had announced its intention to repurchase up to 716,350 and 409,688 shares of the Company's outstanding common stock, respectively, totaling 1,126,038 shares. All stock repurchases are expected to be made in open market transactions and are subject to market conditions, the trading price of the stock, and the Company's financial performance. As of June 30, 1997, the Company had purchased 932,450 shares at a cost of $17.1 million, an average of $18.29 per share, leaving 193,588 shares to be purchased under the Share Repurchase Program. Total shares outstanding at June 30, 1997 were 7,978,740.

In light of the Company's capital strength and earnings performance, the Board of Directors declared a $0.04 per share dividend for the first quarter of 1997 and a $0.06 per share dividend for the second quarter of 1997. Retained earnings were reduced by $738,000 to reflect these cash dividends.




(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY.     The Bank, as a federal savings bank, is subject to Office of
Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specific U.S. government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require the maintenance of an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At June 30, 1997 and December 31, 1996, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 6.53% and 10.91%, respectively. The decline in liquidity ratio is due to the Bank's implementation of management's strategy to increase mortgage loans, a long-term income producing asset. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASHFLOW.     The Company's primary business objective is in the originations and purchases of residential, multi-family and commercial real estate loans. During the six months ended June 30, 1997, net originations and repayments of loans totaled $64.5 million, and $22.2 million in residential mortgage loans were purchased. During periods of low loan demand, the Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. In the first six months of 1997, the Company purchased a total of $93.1 million in securities available for sale. Cash flow used in these investment activities were funded in part from an aggregate of $89.6 million in sales, calls, maturities and prepayments of securities available for sale, and $75.0 million in additional borrowed funds.

General funding for Company activities comes from cashflow provided by operating and financing activities totaling $1.8 million and $80.4 million for the six months ended June 30, 1997, respectively. For the six months ended June 30, 1997, the Company borrowed $75.0 million in short-term FHLB advances. In addition, the Bank's total deposit base increased $11.1 million from December 31, 1996 to June 30, 1997.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION
---------------------------

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards.
At June 30, 1997, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 1997.

                                                                  Percent of
                                                     Amount         Assets
                                                  ------------   ------------
                                                     (Dollars in thousands)

Tangible Capital:
     Capital level                                  $ 96,817        11.74%
     Requirement                                      12,371         1.50
     Excess                                           84,446        10.24

Core Capital:
     Capital level                                  $ 96,817        11.74%
     Requirement                                      32,990         4.00
     Excess                                           63,827         7.74

Risk-based Capital:
     Capital level                                  $101,606        26.57%
     Requirement                                      30,594         8.00
     Excess                                           71,012        18.57


                                       PART I - FINANCIAL INFORMATION

                              FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES
----------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six months ended June 30, 1997 and 1996, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                          For the six months ended June 30,

------------------------------------------------------------------
                                                       1997                              1996
                                         --------------------------------
--------------------------------
                                          Average               Average     Average
Average
                                          Balance    Interest  Yield/Cost   Balance    Interest
Yield/Cost
                                         ---------- ---------- ----------  ---------- ----------
----------
                                                               (Dollars in thousands)

ASSETS

Interest-earning assets:
   Mortgage loans, net                    $422,306    $18,273      8.65%    $295,387    $13,299
  9.00%
   Other loans                               1,567         75      9.57        2,160        107
  9.91
   Mortgage-backed securities              167,807      5,812      6.93      172,457      5,458
  6.33
   Other securities                        165,754      5,779      6.97      215,513      7,226
  6.71
   Interest-earning deposits and
     federal funds sold                     24,095        658      5.46       12,227        324
  5.30
                                         ---------- ---------- ----------  ---------- ----------
----------
     Total interest-earning assets         781,529     30,597      7.83      697,744     26,414
  7.57
                                                    ---------- ----------             ----------
----------
Non-interest earning assets                 35,852                            38,792
                                         ----------                        ----------
     Total assets                         $817,381                          $736,536
                                         ==========                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
   Deposits:
     Regular savings accounts             $208,698      2,963      2.84     $216,270      3,075
  2.84
     NOW accounts                           22,029        213      1.93       19,219        181
  1.88
     Money market accounts                  25,118        347      2.76       27,455        382
  2.78
     Certificate of deposit accounts       321,997      8,961      5.57      290,505      8,250
  5.68
     Mortgagors' escrow deposits             6,087         60      1.97        4,335         32
  1.48
   Borrowed funds                           85,532      2,470      5.78       21,631        600
  5.55
   Other liabilities                             0          0         0          542         23
  8.49
                                         ---------- ---------- ----------  ---------- ----------
----------
     Total interest-bearing liabilities    669,461     15,014      4.49      579,957     12,543
  4.33
                                                    ---------- ----------             ----------
----------
Other liabilities                           17,255                            17,780
                                         ----------                        ----------
     Total liabilities                     686,716                           597,737
Stockholders' equity                       130,665                           138,799
                                         ----------                        ----------
     Total liabilities and equity         $817,381                          $736,536
                                         ==========                        ==========

Net interest income/expense spread                    $15,583      3.34%                $13,871
  3.24%
                                                    ========== ==========             ==========
==========
Net interest-earning assets /
   net interest margin                    $112,068                 3.99%    $117,787
  3.98%
                                         ==========            ==========  ==========
==========
Ratio of interest-earning assets to
   interest-bearing liabilities                                    1.17x
  1.20x
                                                               ==========
==========


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

                                             For the six         For the
                                            months ended        year ended
                                            June 30, 1997    December 31, 1996
                                          ----------------   -----------------
                                                     (In thousands)

MORTGAGE LOANS
At beginning of period                        $388,086            $284,443
Mortgage loans originated:
   One-to-four family                           27,405              51,309
   Cooperative                                       0                  76
   Multi-family                                 45,627              43,184
   Commercial                                   12,239               7,501
   Construction                                  1,013                   0
                                          ----------------   -----------------
     Total mortgage loans originated            86,284             102,070
Acquired loans                                  22,186              39,873
Less:
   Principal reductions                         20,904              37,150
   Mortgage loans sold                               0                   0
   Mortgage loan foreclosures                      141               1,150
                                          ----------------   -----------------
At end of period                              $475,511            $388,086
                                          ================   =================

OTHER LOANS
At beginning of period                          $1,680              $2,328
Net activity                                      (256)               (648)
                                          ----------------   -----------------
At end of period                                $1,424              $1,680
                                          ================   =================


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

                                                   June 30,    December 31,
                                                     1997         1996
                                                 ------------  ------------
                                                   (Dollars in thousands)

Non-accrual mortgage loans                          $2,125        $2,372
Other non-accrual loans                                 54            36
                                                 ------------  ------------
     Total non-accrual loans                         2,179         2,408

Mortgage loans 90 days or more delinquent
   and still accruing                                    0             0
Other loans 90 days or more delinquent
   and still accruing                                    0             0
                                                 ------------  ------------
     Total non-performing loans                      2,179         2,408
Real estate owned (foreclosed real estate)             281         1,218
                                                 ------------  ------------
     Total non-performing assets                    $2,460        $3,626
                                                 ============  ============

Non-performing loans to gross loans                   0.46%         0.62%
Non-performing assets to total assets                 0.29%         0.47%


                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALLOWANCE FOR LOAN LOSSES
-------------------------

The Company has established and maintains on its books an allowance for loan losses that is designed to provide reserves from estimated losses inherent in the Company's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company's staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the loan loss reserves on a quarterly basis.

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                   June 30,    December 31,
                                                     1997         1996
                                                 ------------  ------------
                                                   (Dollars in thousands)

Balance at beginning of period                      $5,437        $5,310
Provision for loan losses                               67           418
Loans charged-off:
   One-to-four family                                   17           220
   Cooperative                                          20           162
   Multi-family                                          0            41
   Commercial                                            0            68
   Other                                                38            44
                                                 ------------  ------------
     Total loans charged off                            75           535
                                                 ------------  ------------
Recoveries:
   Mortgage loans                                       57           244
   Other                                                 5             0
                                                 ------------  ------------
     Total recoveries                                   62           244
                                                 ------------  ------------
Other adjustments                                        0             0
                                                 ------------  ------------
Balance at end of period                            $5,491        $5,437
                                                 ============  ============

Ratio of net charge-offs during the period to
   average loans outstanding during the period        0.00%         0.09%
Ratio of allowance for loan losses to gross
   loans at the end of period                         1.15%         1.39%
Ratio of allowance for loan losses to
   non-performing loans at end of period            252.00%       225.79%
Ratio of allowance for loan losses to
   non-performing assets at end of period           223.21%       149.94%


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


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on April 29, 1997, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of shareholders. The following table summarizes the results of voting with respect to each matter.

                                                                      Broker
                                For     Against  Withheld   Abstain  Non-Votes
                             --------- --------- --------- --------- ---------
Election of Directors (three
directors were elected to
serve until the 2000 Annual
Meeting of Shareholders and
until their successors are
elected and qualified).
   Robert A. Marani          6,651,713             103,669
   Franklin F. Regan, Jr.    6,645,311             110,071
   John E. Roe, Jr.          6,653,413             101,969

Amendments to the 1996 Restricted
Stock Incentive Plan.        6,364,201   329,412              61,768   1

Amendments to the 1996 Stock
Option Incentive Plan.       6,371,090   334,522              49,769   1

Ratification of the appointment
of Coopers & Lybrand, LLP as
the independent auditors of
the Company.                 6,666,200    65,170              24,011   1

(continued)

                          PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION.

     Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

     a) EXHIBIT

        10     Agreement and plan of merger as of April 24, 1997, by and
                 between the Company, Flushing Savings Bank, and New York Federal Savings Bank.

        27     Financial data schedules for electronic (EDGAR) filing.


     b) REPORTS ON FORM 8-K

        On April 29, 1997, the Company filed a report on Form 8-K to report a definitive merger agreement, pursuant to which the Company will acquire New York Federal Savings Bank in a transaction valued at approximately $13 million. The acquisition is anticipated to close in September of 1997, subject to approval by federal regulatory authorities. The acquisition will be accounted for as a purchase transaction.

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Flushing Financial Corporation




Dated:   August 14, 1997                By: /s/ James F. McConnell
       --------------------                 --------------------------------
                                            James F. McConnell
                                            President and
                                            Chief Executive Officer




Dated:   August 14, 1997                By: /s/ Monica C. Passick
       --------------------                 --------------------------------
                                            Monica C. Passick
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.          Description
----------- ------------------------------------------------------------------

10           Agreement and plan of merger as of April 24, 1997, by and
                 between the Company, Flushing Savings Bank, and New York Federal Savings Bank.

27           Financial Data Schedule.