Form 10-Q
period 1997-09-30
FLUSHING FINANCIAL CORP
filed 1997-11-14
CIK 923139

UNITED STATES
                     SECURITIES and EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1997.

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

     The number of shares outstanding of the registrant's common stock, as of September 30, 1997 were 7,983,423.

                                   CONTENTS


                                                                        PAGE
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition
            as of September 30, 1997 (unaudited) and
            December 31, 1996.                                             2

            Consolidated Statements of Operations for the three
            months and nine months ended September 30, 1997 and
            1996 (unaudited).                                              3

            Consolidated Statement of Cash Flows for the nine months
            ended September 30, 1997 and 1996 (unaudited).                 4

            Consolidated Statement of Changes in Stockholders'
            Equity for the nine months ended September 30, 1997
            (unaudited).                                                   5

            Notes to Consolidated Financial Statements.                    6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             21

Item 2.     Changes in Securities                                         21

Item 3.     Defaults Upon Senior Securities                               21

Item 4.     Submission of Matters to a Vote of Security Holders           21

Item 5.     Other Information                                             21

Item 6.     Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                                22

EXHIBITS                                                                  23

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1997            1996
                                                --------------  --------------
                                                  (Unaudited)

ASSETS
Cash and due from banks                         $  11,048,485   $   7,472,155
Federal funds sold and overnight
  interest-earning deposits                        30,140,917      26,953,000
Securities available for sale:
   Mortgage-backed securities                     183,442,123     141,038,177
   Other securities                               131,126,896     190,856,985
Loans:
   1-4 Family residential mortgage loans          289,150,352     236,518,280
   Multi-family mortgage loans                    213,970,709     104,870,271
   Commercial real estate loans                    70,861,329      46,697,783
   Small Business Administration loans              2,003,430               0
   Consumer loans                                   1,683,579       1,679,403
   Less:   Unearned loan fees                      (1,724,468)     (1,548,287)
           Allowance for loan losses               (6,467,920)     (5,436,832)
                                                --------------  --------------
   Net loans                                      569,477,011     382,780,618
Interest and dividends receivable                   6,636,324       6,896,504
Real estate owned, net                                332,970       1,218,296
Bank premises and equipment, net                    6,298,548       5,796,166
Goodwill                                            5,457,862               0
Other assets                                       16,168,378      12,330,603
                                                --------------  --------------
          Total assets                          $ 960,129,514   $ 775,342,504
                                                ==============  ==============

LIABILITIES
Due to depositors:
   Non-interest bearing                         $  19,169,077   $  10,292,645
   NOW and money market accounts                   40,821,178      46,589,109
   Savings accounts                               202,343,745     209,689,857
   Certificates of deposit                        381,104,259     314,482,971
Mortgagors' escrow deposits                         7,205,803       3,424,764
Borrowed funds                                    165,062,594      51,000,000
Other liabilities                                   8,033,562       6,582,114
                                                --------------  --------------
          Total liabilities                       823,740,218     642,061,460
                                                --------------  --------------

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value;
  5,000,000 shares authorized)                              0               0
Common stock ($0.01 par value; 20,000,000
  shares authorized; 8,910,100 shares issued;
  7,983,423 and 8,250,497 shares outstanding
  at September 30, 1997 and December 31, 1996,
  respectively)                                        89,101          89,101
Additional paid-in capital                        101,490,501     101,277,592
Treasury stock (926,677 and 659,603 shares
  at September 30, 1997 and December 31, 1996,
  respectively)                                   (17,008,387)    (12,065,068)
Unearned compensation                             (11,331,391)    (11,660,140)
Retained earnings                                  61,898,907      56,869,884
Net unrealized gain (loss) on securities
  available for sale, net of taxes                  1,250,565      (1,230,325)
                                                --------------  --------------
          Total stockholders' equity              136,389,296     133,281,044
                                                --------------  --------------

          Total liabilities and
            stockholders' equity                $ 960,129,514   $ 775,342,504
                                                ==============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                                       PART I - FINANCIAL INFORMATION

                             FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the three months ended      For the nine months ended
                                              September 30,                  September 30,
                                       ----------------------------  ----------------------------
                                            1997          1996             1997          1996
                                       -------------  -------------  -------------  -------------
                                                               (Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans             $ 11,151,914   $  7,549,507   $ 29,500,105   $ 20,955,987
Interest and dividends on securities:
   Taxable interest                       5,540,792      6,470,660     16,980,303     18,926,438
   Tax-exempt interest                        7,869         16,368         23,743         48,352
   Dividends                                 56,573         76,249        192,571        272,542
Other interest income                       608,836        106,860      1,266,355        430,502
                                       -------------  -------------  -------------  -------------
 Total interest and dividend income      17,365,984     14,219,644     47,963,077     40,633,821
                                       -------------  -------------  -------------  -------------

INTEREST EXPENSE
Deposits                                  6,723,322      6,038,044     19,267,015     17,957,999
Other interest expense                    2,409,164        758,952      4,879,570      1,381,415
                                       -------------  -------------  -------------  -------------
 Total interest expense                   9,132,486      6,796,996     24,146,585     19,339,414
                                       -------------  -------------  -------------  -------------

NET INTEREST INCOME                       8,233,498      7,422,648     23,816,492     21,294,407
Provision for loan losses                         0         20,010         66,792        321,956
                                       -------------  -------------  -------------  -------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES              8,233,498      7,402,638     23,749,700     20,972,451
                                       -------------  -------------  -------------  -------------

NON-INTEREST INCOME
Other fee income                            215,297        164,295        702,698        586,928
Net (loss)gain on sales of
   securities and loans                     (36,628)       (45,402)        12,391        430,935
Other income                                595,742        190,011        934,035        578,869
                                       -------------  -------------  -------------  -------------
 Total non-interest income                  774,411        308,904      1,649,124      1,596,732
                                       -------------  -------------  -------------  -------------

NON-INTEREST EXPENSE
Salaries and employee benefits            2,626,316      2,206,730      7,399,528      6,352,054
Occupancy and equipment                     494,895        524,944      1,433,310      1,551,036
Professional services                       388,280        522,066      1,168,868      1,587,395
Federal deposit insurance premiums           21,956            500         58,991          1,500
Data processing                             261,695        250,026        724,519      1,131,655
Depreciation and amortization               205,059        253,657        585,231        730,030
Real estate owned, net                       49,583        102,251         74,926        232,157
Recovery of provision for deposits
   at Nationar                                    0              0              0       (449,392)
Other operating                             965,184        777,109      2,555,101      2,254,868
                                       -------------  -------------  -------------  -------------
 Total non-interest expense               5,012,968      4,637,283     14,000,474     13,391,303
                                       -------------  -------------  -------------  -------------

INCOME BEFORE INCOME TAXES                3,994,941      3,074,259     11,398,350      9,177,880
                                       -------------  -------------  -------------  -------------

PROVISION FOR INCOME TAXES
Federal                                   1,096,948        843,608      3,202,291      2,543,975
State and local                             705,425        560,780      1,990,479      1,649,924
                                       -------------  -------------  -------------  -------------
 Total taxes                              1,802,373      1,404,388      5,192,770      4,193,899
                                       -------------  -------------  -------------  -------------

NET INCOME                             $  2,192,568   $  1,669,871   $  6,205,580   $  4,983,981
                                       =============  =============  =============  =============

Weighted average number of common
   shares outstanding                     7,324,998      8,180,777      7,392,849      8,074,946

Primary and fully diluted earnings
   per share                                  $0.30          $0.20          $0.84          $0.62


    The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the nine months ended
                                                        September 30,
                                                ------------------------------
                                                    1997            1996
                                                --------------  --------------
                                                          (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                      $   6,205,580   $   4,983,981
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                           66,792         321,956
   Provision for losses on real estate owned                0          92,217
   Recovery of provision for deposits at Nationar           0        (449,392)
   Depreciation of bank premises and equipment        585,231         730,030
   Amortization of goodwill                            30,491               0
   Net gain on sales of securities and loans          (12,391)       (430,935)
   Net loss (gain) on sales of real estate owned        9,000         (45,947)
   Amortization of unearned premium, net of
     accretion of unearned discount                   301,648         939,670
   Amortization of deferred income                   (643,291)       (640,452)
   Deferred income tax provision                      979,530        (257,748)
   Deferred compensation                              127,798         128,401
Changes in operating assets and liabilities, net   (2,421,597)      5,836,363
Unearned compensation                                 541,658         408,087
                                                --------------  --------------
     Net cash provided by operating activities      5,770,449      11,616,231
                                                --------------  --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of bank premises and equipment           (1,087,613)       (379,377)
Purchases of securities available for sale       (114,105,000)   (128,096,000)
Proceeds from sales and calls of securities
 available for sale                               102,268,391      74,078,935
Proceeds from maturities and prepayments of
 securities available for sale                     31,943,979      45,773,011
Net originations and repayments of loans          (80,050,900)    (44,722,993)
Purchases of loans                               (107,518,000)    (29,641,000)
Proceeds from sales and operations of
 real estate owned                                    588,400         734,131
Acquisitions, net of cash and cash equivalents     (5,152,893)              0
                                                --------------  --------------
     Net cash used in investing activities       (173,113,636)    (82,253,293)
                                                --------------  --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase(decrease) in non-interest
 bearing deposits                                   8,876,432        (907,841)
Net increase in interest-bearing deposits          53,507,245      13,895,697
Net increase in mortgagors' escrow deposits         3,781,039       2,371,904
Net increase in borrowed funds                    114,062,594      51,000,000
Net repurchase of common stock                     (4,943,319)     (6,166,010)
Cash dividends paid                                (1,176,557)              0
                                                --------------  --------------
     Net cash provided by financing activities    174,107,434      60,193,750
                                                --------------  --------------

Net increase (decrease) in cash and
 cash equivalents                                   6,764,247     (10,443,312)
Cash and cash equivalents, beginning of period     34,425,155      19,321,639
                                                --------------  --------------
Cash and cash equivalents, end of period        $  41,189,402   $   8,878,327
                                                ==============  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                   $  23,106,711   $  19,308,116
Income taxes paid                                   5,056,589       3,753,933
Non-cash activities:
   Loans originating as the result of
     real estate sales                                637,100         252,193
   Loans transferred through the foreclosure of
     a real estate owned                              273,970       1,120,123
   Net change in unrealized loss on securities
     available for sale                             4,597,190      (9,855,367)
Dividends payable                                           0         318,947

    The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Nine months ended
                                                            September 30, 1997
                                                            ------------------
                                                                (Unaudited)

COMMON STOCK
  ($0.01 par value; 20,000,000 shares authorized;
   8,910,100 shares issued; 7,983,423 shares outstanding)
Balance at beginning of period                                 $      89,101
No activity                                                                0
                                                               --------------
Balance at end of period                                       $      89,101
                                                               ==============

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                 $ 101,277,592
Release and allocation of shares from Employee
  Benefit Trust                                                       16,830
Stock options exercised                                              (19,706)
Restricted Stock Award of 29,500 shares                              100,011
Tax benefit of stock plans                                           115,774
                                                               --------------
Balance at end of period                                       $ 101,490,501
                                                               ==============

TREASURY STOCK
Balance at beginning of period                                 $ (12,065,068)
Stock Buyback of 288,700 common shares outstanding                (5,335,225)
Repurchase of 13,974 shares from Restricted Stock Award             (267,560)
Restricted Stock Award forfeitures                                   (22,105)
Restricted Stock Award of 29,500 shares                              541,614
Options exercised                                                    139,957
                                                               --------------
Balance at end of period                                       $ (17,008,387)
                                                               ==============

UNEARNED COMPENSATION
Balance at beginning of period                                 $ (11,660,140)
Release of shares from Employee Benefit Trust                        103,375
Restricted Stock Award expense                                       844,894
Restricted Stock Award forfeitures                                    22,105
Restricted Stock Award of 29,500 shares                             (641,625)
                                                               --------------
Balance at end of period                                       $ (11,331,391)
                                                               ==============

RETAINED EARNINGS
Balance at beginning of period                                 $  56,869,884
Net income                                                         6,205,580
Cash dividends                                                    (1,176,557)
                                                               --------------
Balance at end of period                                       $  61,898,907
                                                               ==============

NET UNREALIZED GAIN(LOSS) ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance at beginning of period                                 $  (1,230,325)
Mark-to-market adjustment                                          2,480,890
                                                               --------------
Balance at end of period                                       $   1,250,565
                                                               ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS


1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the financial condition of Flushing Financial Corporation and Subsidiaries (the "Company") as of September 30, 1997, the statements of operations for the three months and nine months ended September 30, 1997 and 1996, the statement of cash flow for the nine months ended September 30, 1997 and 1996, and the statement of changes in stockholders' equity for the nine months ended September 30, 1997. These adjustments consist of items which are of a normal recurring nature. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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


2.     BORROWED FUNDS

At September 30, 1997, advances from the Federal Home Loan Bank of New York ("FHLB-NY") totaled $165.1 million, with a composite interest rate of 6.29% and an average maturity of 1.7 years. During the first quarter of 1996, the Company initiated a borrowing program with the FHLB-NY to seek to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, to fund increases in mortgage lending.


3.     TREASURY STOCK

In June and December 1996, the Company announced its intention to repurchase up to 716,350 and 409,688 shares of the Company's outstanding common stock, respectively, totaling 1,126,038 shares. As of September 30, 1997, the Company had purchased 956,350 shares at a cost of $17.6 million, an average of $18.36 per share, leaving 169,688 shares to be purchased under the share repurchase programs. Total shares outstanding at September 30, 1997 were 7,983,423.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB, a federally chartered, FDIC insured savings institution, originally organized in 1929 (the "Bank"). The Bank is a consumer oriented savings institution and conducts its business through eight banking offices located in Queens, Brooklyn, Manhattan and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively the "Company"), but reflects principally the Bank's activities.

On September 9, 1997, The Company acquired New York Federal Savings Bank, a privately held federal savings bank ("New York Federal"), and merged New York Federal with and into the Bank. New York Federal will continue its operations as a division of the Bank, under the New York Federal name. The cash transaction is valued at approximately $13 million and will be accounted for under the purchase method of accounting.

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



(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As part of management's continuing review of the Company's operations, management has discussed the possibilities of problems relating to the year 2000 with its outside data processing vendors. These vendors are in the process ofreviewing their systems in regards to this potential problem. The Company does not maintain a data processing center.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

GENERAL.     Net income for the third quarter of 1997 was $2.2 million, an increase of $523,000 as compared to the 1996 third quarter net income of $1.7 million. This increase was primarily the result of an $811,000 increase in net interest income and a $466,000 increase in non-interest income, offset in part by a $376,000 increase in non-interest expense.

INTEREST INCOME.     Total interest and dividend income increased $3.2 million
from $14.2 million for the three months ended September 30, 1996 to $17.4 million for the comparable 1997 period. This increase was primarily the result of a $160.1 million increase in the average earning balances of mortgage loans from the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1997, and a $33.6 million increase in the average balances of federal funds sold and overnight interest-earning deposits. These were offset in part by a $60.3 million decline in the average balances of investment securities available for sale from the third quarter of 1996 as compared to the third quarter of 1997. This shift in assets reflects the Company's planned growth in the mortgage loan market. Interest income also was positively affected during the month of September 1997 with the acquisition of New York Federal and the incorporation of $77.1 million of gross loans from New York Federal into the Bank's loan portfolio.


(continued)

                        PART I - FINANCIAL INFORMATION

                FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE.     Interest expense increased $2.3 million from $6.8
million for the three months ended September 30, 1996 as compared to $9.1 million for the three months ended September 30, 1997. This increase is primarily due to a $99.5 million increase in the average balances of borrowed funds as the Company increased its utilization of Federal Home Loan Bank ("FHLB") advances. FHLB advances totaled $165.1 million at September 30, 1997, bearing a composite rate of 6.29%, as compared to $51.0 million at September 30, 1996 with a composite rate of 5.85%. Interest paid on deposits also increased $685,000, resulting from an increase of $46.2 million in the average balance of higher costing certificates of deposit accounts and a decline of $12.6 million in the average balances of lower costing regular savings and money market accounts from the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1997.

PROVISION FOR LOAN LOSSES.     The provision for loan losses reflects, among
other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio. Based on these factors, management determined that no additional provision for loan losses was required during the three months ended September 30, 1997. The provision for loan losses for the three months ended September 30, 1996 was $20,000.

NON-INTEREST INCOME.     Total non-interest income increased by $466,000 from
$309,000 for the third quarter of 1996 as compared to $774,000 for the three months ended September 30, 1997. This increase is primarily attributable to receipt of $361,000 associated with a construction project that was completed in prior years and a general increase of $51,000 in other fee income during the three months ended September 30, 1997, as compared to the third quarter of 1996.















(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST EXPENSE.     Non-interest expense increased by $376,000 from $4.6
million for the three months ended September 30, 1996 as compared to $5.0 million for the three months ended September 30, 1997. This increase is due primarily to a $420,000 increase in expenses attributable to salaries and employee benefits, which reflects salary increases, contributions to profit sharing plans, the amortization of unearned compensation expense associated with the Restricted Stock Awards made in December of 1996, and the inclusion of New York Federal employees that were retained by the Bank after the merger of New York Federal with and into the Bank. Other operating expenses also increased as a result of $45,000 in non-recurring provision for contingencies relating to a prior sale of property and $30,000 in amortization of goodwill. Contributing to the increase was a general rise in other operating expenses and federal deposit insurance premiums. These increases were offset in part by a $134,000 decline in professional services, a $49,000 decline in depreciation expense resulting from accelerated depreciation of old equipment in 1996 during our electronic data processor conversion, and a $53,000 decrease in real estate owned expenses.

INCOME BEFORE INCOME TAXES.     Total income before provision for income taxes
increased $921,000, or 29.95%, from $3.1 million for the three months ended September 30, 1996 as compared to $4.0 million for the three months ended September 30, 1997 for the reasons stated above.

PROVISION FOR INCOME TAXES.     The provision for income taxes increased
$398,000 from $1.4 million for the three months ended September 30, 1996 as compared to $1.8 million for the three months ended September 30, 1997 as a result of a corresponding increase in income before income taxes.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

GENERAL.     Net income for the nine months ended September 30, 1997 was $6.2 million, an increase of $1.2 million as compared to $5.0 million for the nine months ended September 30, 1996. This increase was primarily the result of a $2.5 million increase in net interest income, offset in part by an increase of $609,000 in non-interest expense.









(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST INCOME.     Total interest and dividend income increased $7.3 million
from $40.6 million for the nine months ended September 30, 1996 as compared to $47.9 million for the nine months ended September 30, 1997. This increase was primarily the result of a $138.2 million increase in the average earning balances of mortgage loans from the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1997, and a $19.2 million increase in the average balances of federal funds sold and overnight interest-earning deposits. These were offset in part by a $56.4 million decline in the average balances of investment securities available for sale from the nine months ended September 30, 1996 as compared to the comparable 1997 period. This shift in assets reflects the Company's planned growth in the mortgage loan market. Interest income also was positively affected during the month of September 1997 with the acquisition of New York Federal and the incorporation of $77.1 million of gross loans from New York Federal into the Bank's loan portfolio.

INTEREST EXPENSE.     Interest expense increased $4.8 million from $19.3
million for the nine months ended September 30, 1996 as compared to $24.1 million for the nine months ended September 30, 1997. This increase is primarily due to a $75.9 million increase in the average balances of borrowed funds as the Company increased its utilization of Federal Home Loan Bank ("FHLB") advances. FHLB advances totaled $165.1 million at September 30, 1997, bearing a composite rate of 6.29%, as compared to $51.0 million at September 30, 1996 with a composite rate of 5.85%. Interest paid on deposits also increased $1.3 million, resulting from an increase of $36.4 million in the average balance of higher costing certificates of deposit accounts and a decline of $10.8 million in the average balances of lower costing regular savings and money market accounts from the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1997.

PROVISION FOR LOAN LOSSES.     The provision for loan losses during the nine
months ended September 30, 1997 was $67,000, compared to $322,000 for the nine months ended September 30, 1996. The provision reflects, among other things, the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME.     Non-interest income during the nine months ended
September 30, 1997 increased by $52,000 to $1.6 million as compared to the comparable 1996 period. This increase is primarily attributable to receipt of $361,000 associated with a construction project that was completed in prior years and a general increase of $116,000 in other fee income during the nine months ended September 30, 1997, as compared to the comparable 1996 period. This increase is partially offset by a $419,000 decrease in gain on sales of securities from $431,000 during the nine months ended September 30, 1996 as compared to $12,000 for the nine months ended September 30, 1997.

(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST EXPENSE.     Non-interest expense increased by $609,000 from
$13.4 million for the nine months ended September 30, 1996 as compared to $14.0 million for the nine months ended September 30, 1997. This increase is due primarily to a $1.0 million increase in expenses attributable to salaries and employee benefits, which reflects salary increases, contributions to profit sharing plans, the amortization of unearned compensation expense associated with the Restricted Stock Awards made in December of 1996, and the inclusion of New York Federal employees that were retained by the Bank after the merger of New York Federal with and into the Bank. The increase in non-interest expense on a comparative basis from the 1996 period was also attributable to a one-time recovery of provision for deposits at Nationar of $449,000 during the 1996 period, which reduced 1996 expenses. Contributing to the increase was a general rise in federal deposit insurance premiums and other operating expenses. Part of the increase in other operating expenses was a result of $45,000 in non-recurring provision for contingencies relating to a prior sale of property and $30,000 in amortization of goodwill. These increases were offset in part by a one time accrual of expenses in the first half of 1996 for costs associated with changing the Company's data service providers which resulted in a $145,000 decline in depreciation expense and a $407,000 decline in data processing expenses. Professional services also declined $419,000 and real estate owned expenses decreased $157,000 as management continues to monitor its loan portfolio. This increase in non-interest expense as a result of the deliberate growth of our institution still resulted in an improvement in our efficiency ratio from 57.10% for the nine months ended September 30, 1996 to the present 54.71% for the nine months ended September 30, 1997.

INCOME BEFORE INCOME TAXES.     Total income before provision for income taxes
increased $2.2 million, or 24.19%, from $9.2 million for the nine months ended September 30, 1996 as compared to $11.4 million for the nine months ended September 30, 1997 for the reasons stated above.

PROVISION FOR INCOME TAXES.     The provision for income taxes increased
$999,000 from $4.2 million for the nine months ended September 30, 1996 as compared to $5.2 million for the nine months ended September 30, 1997 as a result of a corresponding increase in income before income taxes.




(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS.     At September 30, 1997, total assets were $960.1 million, an increase of $184.8 million, or 23.83%, from the December 31, 1996 balance of $775.3 million. The growth in assets is primarily due to a 48.21% increase, or $187.9 million, in gross loans, of which $77.1 million was attributable to the acquisition of New York Federal Savings in September 1997. This growth is offset in part by a decline of $17.3 million in securities available for sale. At September 30, 1997, the Company had $121.8 million in callable U.S. government securities. There were no collateralized mortgage obligations ("CMO") at September 30, 1997.

Loan originations and purchases, excluding the New York Federal acquisition, for the third quarter of 1997 totaled $23.6 million for 1-4 family residential mortgage loans, $8.0 million for multi-family real estate loans and $3.5 million for commercial real estate loans. For the nine months ended
September 30, 1997, loan originations and purchases, excluding the New York Federal acquisition, totaled $73.2 million for 1-4 family real estate loans, $53.6 million for multi-family real estate loans and $15.8 million for commercial real estate. This compares to the loan originations and purchases activity for the nine months ended September 30, 1996 of $68.2 million for 1-4 family real estate loans, $31.4 million for multi-family real estate loans and $2.4 million for commercial real estate loans.

While non-performing assets increased by $114,000 to $3.7 million at September 30, 1997 from $3.6 million at December 31, 1996 as a result of the New York Federal Savings acquisition, the ratio of total non-performing assets as a percentage of total assets continued to improve from 0.47% at December 31, 1996 to 0.39% at September 30, 1997. By adherence to strict underwriting standards and aggressive charge-offs of possible losses from impaired loans, the Company continues to monitor its loan portfolio quality, as evidenced by the Company's ratio of allowance for loan losses to non-performing loans which equaled 189.84% at September 30, 1997.

LIABILITIES.     Funding the growth in assets was an increase of $62.3 million in deposit accounts from $581.1 million at December 31, 1996 to $643.4 million at September 30, 1997, and increased utilization of Federal Home Loan Bank
(FHLB) advances which totaled $165.1 million at September 30, 1997, bearing a composite interest rate of 6.29%. The Company's borrowing program with the FHLB of New York is consistent with our goal to leverage the Company's highly capitalized position when interest rates on FHLB advances are attractive, to fund increases in mortgage lending.



(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EQUITY.     Total stockholders' equity increased $3.1 million from $133.3 million at December 31, 1996 to $136.4 million at September 30, 1997. This increase is due to $6.2 million in net income for the nine months ended September 30, 1997 and a $2.5 million improvement in the net unrealized gain
(loss) on securities available for sale, net of taxes. Due to the size of the Company's portfolio of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. These increases to stockholders' equity are partially offset by $5.6 million in treasury shares purchased through the Company's stock repurchase plan, as noted below, and $1.2 million in cash dividends paid during 1997.

As a result of improving earnings and policies beneficial to shareholders, book value per share continued to improve from $15.73 per share at September 30, 1996 to $17.08 per share at September 30, 1997.

In June and December 1996, the Company had announced its intention to repurchase up to 716,350 and 409,688 shares of the Company's outstanding common stock, respectively, totaling 1,126,038 shares. All stock repurchases are expected to be made in open market transactions and are subject to market conditions, the trading price of the stock, and the Company's financial performance. As of September 30, 1997, the Company had purchased 956,350 shares at a cost of $17.6 million, an average of $18.36 per share, leaving 169,688 shares to be purchased under the Share Repurchase Program. Total shares outstanding at September 30, 1997 were 7,983,423.

In light of the Company's capital strength and earnings performance, the Board of Directors declared a $0.04 per share dividend for the first quarter of 1997 and a $0.06 per share dividend for the second and third quarters of 1997. Retained earnings were reduced by $1.2 million to reflect these cash dividends.












(continued)

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY.     The Bank, as a federal savings bank, is subject to Office of
Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specific U.S. government securities, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require the maintenance of an average daily balance of short-term liquid assets at a specified percentage
(currently 1%) of the net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At September 30, 1997 and December 31, 1996, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 7.24% and 10.91%, respectively. The decline in liquidity ratio is due to the Bank's implementation of management's strategy to increase mortgage loans, a long-term income producing asset. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASHFLOW.     The Company's primary business objective is in the originations and purchases of residential, multi-family and commercial real estate loans. During the nine months ended September 30, 1997, net originations and repayments of loans totaled $80.1 million and $107.5 million in real estate loans were purchased, of which $77.1 million were related to the acquisition of New York Federal Savings Bank. During periods of low loan demand, the Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. In the nine months ended September 30, 1997, the Company purchased a total of $114.1 million in securities available for sale. During the month of September 1997, the Bank also purchased New York Federal Savings Bank at a net cash outlay of $5.2 million. Cash flow used in these investment activities were funded in part from an aggregate of $134.2 million in sales, calls, maturities and prepayments of securities available for sale, a net increase of $62.4 million in deposits and $114.1 million in additional borrowed funds.

General funding for Company activities comes from cashflow provided by operating and financing activities totaling $5.8 million and $174.1 million for the nine months ended September 30, 1997, respectively. For the nine months ended September 30, 1997, the Company borrowed $88.9 million in short-term FHLB advances and acquired $25.2 million in FHLB advance funds from the purchase of New York Federal Savings Bank. In addition, the Bank's total deposit base increased $62.4 million from December 31, 1996 to September 30, 1997, which includes $50.9 million in deposits acquired from New York Federal Savings Bank.

                        PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION
---------------------------

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 1997, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 1997.

                                                                  Percent of
                                                     Amount         Assets
                                                  ------------   ------------
                                                     (Dollars in thousands)

Tangible Capital:
     Capital level                                  $ 93,280        10.17%
     Requirement                                      13,762         1.50
     Excess                                           79,518         8.67

Core Capital:
     Capital level                                  $ 93,280        10.17%
     Requirement                                      36,699         4.00
     Excess                                           56,581         6.17

Risk-based Capital:
     Capital level                                  $ 99,177        21.05%
     Requirement                                      37,700         8.00
     Excess                                           61,477        13.05


                        PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES
----------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine months ended September 30, 1997 and 1996, and reflects the average yield on assets and average costs of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                              For the nine months ended September 30,
                                -----------------------------------------------------------------
                                                       1997                              1996
                                -------------------------------- --------------------------------
                                 Average               Average     Average               Average
                                 Balance    Interest  Yield/Cost   Balance    Interest Yield/Cost
                                ---------- ---------- ---------- ---------- ---------- ----------
                                                     (Dollars in thousands)

ASSETS

Interest-earning assets:
 Mortgage loans, net             $447,829    $29,366      8.74%   $309,675    $20,776      8.95%
 Other loans                        1,719        134     10.39       2,067        180     11.61
 Mortgage-backed securities       173,047      9,057      6.98     165,493      7,995      6.44
 Other securities                 156,948      8,140      6.92     220,900     11,252      6.79
 Interest-earning deposits and
     federal funds sold            29,929      1,266      5.64      10,732        431      5.35
                                ---------- ---------- ---------- ---------- ---------- ----------
 Total interest-earning assets    809,472     47,963      7.90     708,867     40,634      7.64
                                          ---------- ----------             ---------- ----------
Non-interest earning assets        37,482                           38,453
                                ----------                       ----------
 Total assets                    $846,954                         $747,320
                                ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
 Deposits:
  Regular savings accounts       $207,612      4,435      2.85     $215,978      4,622      2.85
  NOW accounts                     22,431        331      1.97       19,228        273      1.89
  Money market accounts            24,458        509      2.77       26,917        564      2.79
  Certificate of deposit accounts 329,217     13,937      5.64      292,772     12,452      5.67
     Mortgagors' escrow deposits    6,009         55      1.22        4,209         47      1.49
   Borrowed funds                 107,426      4,880      6.06       31,492      1,350      5.72
   Other liabilities                    0          0         0          498         32      8.57
                               ---------- ---------- ----------  ---------- ---------- ----------
 Total interest-bearing
     liabilities                  697,153     24,147      4.62      591,094     19,340      4.36
                                          ---------- ----------             ---------- ----------
Other liabilities                  17,919                            17,947
                               ----------                        ----------
     Total liabilities            715,072                           609,041
Stockholders' equity              131,882                           138,279
                                ----------                        ----------
 Total liabilities and equity    $846,954                          $747,320
                                ==========                        ==========

Net interest income/expense spread           $23,816      3.28%                $21,294      3.28%
                                          ========== ==========             ========== ==========
Net interest-earning assets /
   net interest margin           $112,319                 3.92%    $117,773                 4.01%
                                ==========            ==========  ==========           ==========
Ratio of interest-earning assets to
   interest-bearing liabilities                           1.16x                             1.20x
                                                      ==========                       ==========


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

                                            For the nine          For the
                                            months ended        year ended
                                         September 30, 1997  December 31, 1996
                                         ------------------  -----------------
                                                     (In thousands)

MORTGAGE LOANS
At beginning of period                        $388,086            $284,443
Mortgage loans originated:
     One-to-four family                         40,689              51,309
     Cooperative                                     0                  76
     Multi-family                               53,592              43,184
     Commercial                                 15,788               7,501
     Construction                                1,435                   0
                                         ------------------  -----------------
       Total mortgage loans originated         111,504             102,070

Acquired loans                                  32,495              39,873
Real estate loans acquired from
  New York Federal Savings Bank:
     One-to-four family                            901                   0
     Multi-family                               62,405                   0
     Commercial                                 11,717                   0
                                         ------------------  -----------------
       Total mortgage loans acquired           107,518              39,873

Less:
     Principal reductions                       32,825              37,150
     Mortgage loans sold                             0                   0
     Mortgage loan foreclosures                    301               1,150
                                         ------------------  -----------------
At end of period                              $573,982            $388,086
                                         ==================  =================

OTHER LOANS
At beginning of period                          $1,680              $2,328
Acquired New York Federal SBA loans              2,029                   0
Net activity                                       (22)               (648)
                                         ------------------  -----------------
At end of period                                $3,687              $1,680
                                         ==================  =================


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

                                                September 30,  December 31,
                                                    1997          1996
                                                -------------  ------------
                                                   (Dollars in thousands)

Non-accrual mortgage loans                          $3,374        $2,372
Other non-accrual loans                                 33            36
                                                -------------  ------------
     Total non-accrual loans                         3,407         2,408

Mortgage loans 90 days or more delinquent
   and still accruing                                    0             0
Other loans 90 days or more delinquent
   and still accruing                                    0             0
                                                -------------  ------------
     Total non-performing loans                      3,407         2,408
Real estate owned (foreclosed real estate)             333         1,218
                                                -------------  ------------
     Total non-performing assets                    $3,740        $3,626
                                                =============  ============

Non-performing loans to gross loans                   0.59%         0.62%
Non-performing assets to total assets                 0.39%         0.47%


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

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                September 30,  December 31,
                                                    1997          1996
                                                -------------  ------------
                                                   (Dollars in thousands)

Balance at beginning of period                      $5,437        $5,310
Provision for loan losses                               67           418
Provision for loans acquired from
  New York Federal Savings Bank                        979             0
Loans charged-off:
   One-to-four family                                   19           220
   Cooperative                                          20           162
   Multi-family                                          0            41
   Commercial                                            0            68
   Other                                                38            44
                                                -------------  ------------
     Total loans charged off                            77           535
                                                -------------  ------------
Recoveries:
   Mortgage loans                                       57           244
   Other                                                 5             0
                                                -------------  ------------
     Total recoveries                                   62           244
                                                -------------  ------------
Other adjustments                                        0             0
                                                -------------  ------------
Balance at end of period                            $6,468        $5,437
                                                =============  ============

Ratio of net charge-offs during the period to
   average loans outstanding during the period        0.00%         0.09%
Ratio of allowance for loan losses to gross
   loans at the end of period                         1.12%         1.39%
Ratio of allowance for loan losses to
   non-performing loans at end of period            189.84%       225.79%
Ratio of allowance for loan losses to
   non-performing assets at end of period           172.94%       149.94%


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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

     a) EXHIBIT

        10.1 Employment agreement between Flushing Financial Corporation and Donald L. Shapiro.

        10.2 Employment agreement between Flushing Savings Bank, FSB and Donald L. Shapiro.

        10.3 Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation and Donald L. Shapiro, dated September 9, 1997, in the form filed as exhibit 10.8(b) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996 (incorporated by reference to Form 10-Q filed on November 14, 1996).

        27     Financial data schedules for electronic (EDGAR) filing.


     b) REPORTS ON FORM 8-K

        On September 24, 1997, the Company filed a report on Form 8-K to report that it has completed the merger of New York Federal Savings Bank, a privately held federal savings bank, with Flushing Savings, effective September 9, 1997.

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Flushing Financial Corporation




Dated:   November 13, 1997              By: /s/ James F. McConnell
       --------------------                 --------------------------------
                                            James F. McConnell
                                            President and
                                            Chief Executive Officer




Dated:   November 13, 1997              By: /s/ Monica C. Passick
       --------------------                 --------------------------------
                                            Monica C. Passick
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.          Description
----------- ------------------------------------------------------------------

10.1         Employment agreement between Flushing Financial Corporation and Donald L. Shapiro.

10.2         Employment agreement between Flushing Savings Bank, FSB
                 and Donald L. Shapiro.

27           Financial Data Schedule.