Form 10-K
period 1997-12-31
FLUSHING FINANCIAL CORP
filed 1998-03-31
CIK 923139

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X Yes    No
                                          ---         ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of thiS chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $165,089,000. This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, on January 30 1998, the last trading date in January 1998, which was $22.938.

     The number of shares of the registrant's Common Stock outstanding as of January 31, 1998 was 7,826,120 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998 are incorporated herein by reference in
Part III.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.      Business.......................................................   1
             General .......................................................   1
             Market Area and Competition....................................   2
             Lending Activities.............................................   3
                 Loan Portfolio Composition.................................   3
                 Loan Maturity and Repricing................................   7
                 One-to-Four Family Mortgage Lending........................   7
                 Home Equity Loans..........................................   9
                 Multi-Family Lending.......................................   9
                 Commercial Real Estate Lending.............................  10
                 Construction Loans.........................................  10
                 Small Business Administration Lending......................  11
                 Consumer and Other Lending.................................  11
                 Loan Approval Procedures and Authority.....................  11
                 Loan Concentrations........................................  12
                 Loan Servicing.............................................  12
             Asset Quality..................................................  12
                 Loan Collection............................................  12
                 Delinquent Loans and Non-performing Assets.................  14
                 REO........................................................  15
                 Classified and Special Mention Assets......................  16
             Allowance for Loan Losses......................................  17
             Investment Activities..........................................  21
                 General....................................................  21
                 Mortgage-backed securities.................................  22
             Sources of Funds...............................................  25
                 General....................................................  25
                 Deposits...................................................  25
                 Borrowings.................................................  28
             Subsidiary Activities..........................................  29
             Personnel......................................................  30

                                  RISK FACTORS

             Effect of Interest Rates.......................................  31
             Lending Activities.............................................  31
             Local Economic Conditions......................................  32
             Pending Legislation............................................  32
             Legislation and Proposed Changes...............................  33
             Certain Anti-Takeover Provisions...............................  33

                        FEDERAL, STATE AND LOCAL TAXATION

             Federal Taxation...............................................  34
                 General....................................................  34

                                      (i)

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                            PAGE
                                                                            ----

                 Bad Debt Reserves..........................................  34
                 Distributions..............................................  35
                 Corporate Alternative Minimum Tax..........................  35
             State and Local Taxation.......................................  35
                 New York State and New York City Taxation..................  35

                                   REGULATION

             General........................................................  37
             Investment Powers..............................................  37
             Real Estate Lending Standards..................................  38
             Loans-to-One Borrower Limits...................................  38
             Insurance of Accounts..........................................  38
             Liquidity Requirements.........................................  40
             Qualified Thrift Lender Test...................................  40
             Transactions with Affiliates...................................  41
             Restrictions on Dividends and Capital Distributions............  41
             Restrictions on Stock Repurchases..............................  42
             Federal Home Loan Bank System..................................  43
             Assessments....................................................  43
             Branching......................................................  43
             Community Reinvestment.........................................  43
             Year 2000 Compliance...........................................  44
             Brokered Deposits..............................................  44
             Capital Requirements...........................................  44
                 General....................................................  44
                 Tangible Capital Requirement...............................  45
                 Core Capital Requirement...................................  45
                 Risk-Based Requirement.....................................  45
             Federal Reserve System.........................................  46
             Financial Reporting............................................  46
             Standards for Safety and Soundness.............................  46
             Prompt Corrective Action.......................................  47
             Pending Legislation............................................  47
             Company Regulation.............................................  48
             Federal Securities Laws........................................  49
Item 2.      Properties.....................................................  50
Item 3.      Legal Proceedings..............................................  50
Item 4.      Submission of Matters to a Vote of Security Holders............  50

                                     PART II

Item 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters............................................  51
Item 6.      Selected Financial Data........................................  51
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  51
Item 7A.     Quantitative and Qualitative Disclosures About
             Market Risk....................................................  52
Item 8.      Financial Statements and Supplementary Data....................  52

                                      (ii)

                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                            PAGE
                                                                            ----

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........................  52

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.............  53
Item 11.     Executive Compensation.........................................  53
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management.................................................  53
Item 13.     Certain Relationships and Related Transactions.................  53

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K....................................................  54
             (a) 1. Financial Statements....................................  54
                 2. Financial Statement Schedules...........................  54
             (b) Reports on Form 8-K filed during the last quarter
                 of fiscal 1997.............................................  54
             (c) Exhibits Required by Securities and Exchange
                 Commission Regulation S-K..................................  54

                                   SIGNATURES
                                POWER OF ATTORNEY

                                     (iii)

                                     PART I

     Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions "Business--General", "Business--Market Area anD Competition" and "Risk Factors" below, and elsewhere in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company has no obligation to update these forward-looking statements

ITEM 1. BUSINESS.
--------------------

GENERAL

     Flushing Financial Corporation (the "Company") is a Delaware corporation organized in May 1994, at the direction of the Board of Trustees of Flushing Savings Bank, FSB (the "Bank") for the purpose of acquiring and holding all of the outstanding capital stock of the Bank issued upon its conversion from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). The Conversion was completed on November 21, 1995. In connection with the Conversion, the Company issued 8,625,000 shares of common stock at a price of $11.50 per share to the Bank's eligible depositors who subscribed for shares, and to an employee benefit trust established by the Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company and the Bank (the "Employee Benefit Trust"). The Company realized net proceeds of $96.5 million from the sale of its common stock and utilized approximately $48.3 million of such proceeds to purchase 100% of the issued and outstanding shares of the Bank's common stock. Flushing Financial Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFIC".

     The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. government and federal agency securities, federal funds, mortgage-backed securities, and investment grade corporate obligations. The Company also holds a note evidencing a loan that it made to the Employee Benefit Trust to enable the Employee Benefit Trust to acquire 690,000 shares, or 8% of the common stock issued in the Conversion. The Company has in the past increased growth through acquisition of financial institutions and branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time-frame, accretive to earnings, as opportunities arise. The Company may also organize or acquire, through merger or otherwise, other financial services related companies. The activities of the Company are funded by that portion of the proceeds of the sale of common stock in the Conversion that the Company was permitted by the Office of Thrift Supervision ("OTS") to retain, and earnings thereon, and by dividends, if any, received from the Bank.

     The Company is a unitary savings and loan holding company, which, under existing laws, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Under regulations of the OTS the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every 12 months. At December 31, 1997, the Bank's QTL Ratio was 92.20%, and the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. See "Regulation--Qualified Thrift Lender Test" and "Regulation--Company Regulation."

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

     Unless otherwise disclosed, the information presented in the financial statements and this Form 10-K reflect the financial condition and results of operations of the Company and the Bank on a consolidated basis. At December 31, 1997 the Company had total assets of $1.1 billion.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations, primarily in (i) originations and purchases of multi-family income-producing property loans, commercial real estate loans and one-to-four-family residential mortgage loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Bank originates certain other loans, including construction loans and Small Business Administration loans. At December 31, 1997, the Bank had loans receivable, net of allowance for loan losses and unearned income, of $598.4 million, representing approximately 54.99% of the Company's total assets, and held mortgage-backed securities with a carrying value of $217.1 million, representing approximately 19.95% of the Company's total assets. The Bank's revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank's primary sources of funds are deposits, Federal Home Loan Bank-New York ("FHLB-NY") borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans.

     On September 9, 1997, the Company acquired New York Federal Savings Bank ("New York Federal") and merged it with the Bank in a cash transaction valued at approximately $13 million. This acquisition is immediately accretive to the Company's earnings and is accounted for under the purchase method of accounting. With this purchase, the Bank acquired $75.1 million in real estate loans, $2.0 million in Small Business Administration loans and $48.4 million in deposits.

     In November of 1997, the Bank established a wholly owned real estate investment trust subsidiary, Flushing Preferred Funding Corporation ("FPFC"), and transferred $256.7 million in real estate loans from the Bank to FPFC. The assets transferred to FPFC are viewed by regulators as part of the Bank's assets in consolidation. However, the establishment of FPFC provides an additional vehicle for access by the Company to the capital markets for future investment opportunities. In addition, under current law, all income earned by FPFC distributed to the Bank in the form of a dividend has the effect of reducing the Company's New York State and New York City income tax expense.

     During the first quarter of 1998, the Bank formed a service corporation to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission. Management is currently reviewing the profitability potential of various new products to further extend the Bank's product lines and market.

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

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for multi-family loans, commercial real estate loans and one-to-four family residential mortgage loans will continue to increase in the future. Thus, no assurances can be given that the Bank will be able to maintain or increase its current level of such loans, as contemplated by management's current business strategy The Bank's most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces increasing competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in maintaining its deposit base.

     For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," included in the Annual Report of Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report"), incorporated herein by reference.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional fixed-rate residential mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties or commercial real estate, construction loans, Small Business Administration loans and consumer loans. At December 31, 1997 the Bank had gross loans outstanding of $606.7 million (before reserves and unearned income), of which $301.3 million, or 49.66%, were one-to-four family residential mortgage loans (including $17.5 million of condominium loans, and $6.2 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 67.60% were ARM loans and 32.40% were fixed-rate loans. At December 31, 1997, multi-family loans totaled $230.2 million, or 37.95% of gross loans, commercial real estate loans totaled $68.2 million, or 11.24%, construction loans totaled $2.8 million, or 0.46%, Small Business Administration loans totaled $2.8 million, or 0.46%, and consumer loans totaled $1.4 million, or 0.23% of gross loans.

     The Bank has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include adjustable rate mortgage ("ARM") loans, fixed rate mortgage loans and home equity loans. However, in recent years, the Bank has also placed emphasis on multi-family and commercial real estate loans. The Bank expects to continue its emphasis on multi-family and commercial real estate loans as well as on one-to-four family residential mortgage loans. From December 31, 1996 to December 31, 1997, one-to-four-family residential mortgage loans increased $64.8 million, or 27.41%, multi-family loans increased $125.4 million, or 119.54%, and commercial loans increased $21.5 million, or 46.01%. Fully underwritten one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Multi-family income-producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater credit risk than fully underwritten one-to-four family residential mortgage loans. The Bank's strategy to emphasize multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with multi-family and commercial real estate loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank.

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

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.


                                                                            AT DECEMBER 31,
                                        1997                1996                 1995                1994                1993
                                 -----------------   ------------------  -------------------  ------------------  ------------------
                                          PERCENT              PERCENT              PERCENT             PERCENT             PERCENT
                                  AMOUNT  OF TOTAL   AMOUNT    OF TOTAL   AMOUNT    OF TOTAL  AMOUNT    OF TOTAL  AMOUNT    OF TOTAL
                                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
 One-to-four family<F1><F2>...... $289,286   47.67%   $223,273   57.28%   $155,435    54.20%   $133,006   51.39%   $134,967   51.61%

 Co-operative<F3>................   12,065    1.99      13,245    3.40      14,653     5.11      16,155    6.24      17,098    6.54

 Multi-family ...................  230,229   37.95     104,870   26.91      69,140    24.11      56,559   21.85      49,459   18.91

 Commercial .....................   68,182   11.24      46,698   11.98      45,215    15.77      49,512   19.13      54,310   20.77

 Construction ...................    2,797    0.46          --      --         --        --         364    0.14       1,891    0.72
                                  ----------------    ----------------    ------------------   ----------------    ----------------

 Gross mortgage loans ...........  602,559   99.31     388,086   99.57     284,443    99.19     255,596   98.75     257,725   98.55

Small Business Administration....    2,789    0.46          --      --          --       --          --      --          --      --

Other loans......................    1,385    0.23       1,680    0.43       2,328     0.81       3,231    1.25       3,791    1.45
                                  ----------------    ----------------    ------------------   ----------------    ----------------

 Gross loans.....................  606,733  100.00%    389,766  100.00%    286,771   100.00%    258,827  100.00%    261,516  100.00%
                                            ======              ======               ======              ======              ======

Less:
Unearned income, unamortized
 discounts, and deferred
 loan fees, net..................   (1,838)             (1,548)             (1,335)              (1,341)             (1,202)
Allowance for loan losses........   (6,474)             (5,437)             (5,310)              (5,370)             (5,723)
                                  --------            --------            --------             --------            --------
   Loans, net                     $598,421            $382,781            $280,126             $252,116            $254,591
                                  ========            ========            ========             ========            ========

<F1> One-to-four  family  residential  loans  also  include   home   equity  and
     condominium loans. At December 31, 1997 gross home equity loans totaled $6.2 million and condominium loans totaled $17.5 million.
<F2> Excludes loans available for sale of $5.6 million at December 31, 1993.
<F3> Consists  of  loans secured by shares representing interests in  individual co-operative units that are generally owner occupied.

     The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1997         1996         1995
                                                    --------     --------     --------
                                                              (IN THOUSANDS)

MORTGAGE LOANS:
At beginning of year............................    $388,086     $284,443     $255,596

Mortgage loans originated:
   One-to-four family<F1>.......................      42,756       51,309       19,298
   Co-operative.................................         475           76          140
   Multi-family.................................      79,976       43,184       19,162
   Commercial...................................      17,121        7,501        2,144
   Construction.................................       3,016           --           --
                                                    --------     --------     --------
      Total mortgage loans originated...........     143,344      102,070       40,744
                                                    --------     --------     --------

Acquired loans:
   Loans purchased<F2>..........................      49,965       39,873       18,766
   Acquired NY Federal 1-4 family loans ........         901           --           --
   Acquired NY Federal multi-family loans ......      62,405           --           --
   Acquired NY Federal commercial loans ........      11,717           --           --
                                                    --------     --------     --------
      Total acquired loans......................     124,988       39,873       18,766
                                                    --------     --------     --------

Less:
   Principal reductions.........................      53,416       37,150       29,384
   Mortgage loans sold<F1>......................          --           --          626
   Loans securitized............................          --           --           --
   Mortgage loan foreclosures...................         443        1,150          653
                                                    --------     --------     --------
At end of year..................................    $602,559     $388,086     $284,443
                                                    --------     --------     --------
OTHER LOANS:
At beginning of year............................      $1,680       $2,328       $3,231
Acquired NY Federal Small Business                     2,029           --           --
   Administration loans.........................
Net bank activity...............................         466         (648)        (903)
                                                    --------     --------     --------
At end of year..................................      $4,175       $1,680       $2,328
                                                    ========     ========     ========

<F1> Includes mortgage loans originated for sale in the secondary market.
<F2> For  a description of the Bank's loan purchase activity, see "--One-to-Four
     Family Mortgage Lending."

     LOAN MATURITY AND REPRICING. The following table sets forth at December 31, 1997, the dollar amount of all loans held in the Bank's portfolio that is due after December 31, 1998, and whether such loans have fixed or adjustable interest rates. Non-performing loans are excluded. The Bank's loan portfolio contained no outstanding construction loans as of the date specified and therefore the following two tables exclude reference to any such loans.




                                                          DUE AFTER DECEMBER 31, 1998
                                                 ---------------------------------------------
                                                  FIXED            ADJUSTABLE          TOTAL
                                                 --------          ----------         --------
                                                                  (IN THOUSANDS)
Mortgage loans:
   One-to-four family.......................     $115,446           $115,619          $231,065
   Co-operative.............................        5,154              3,769             8,923
   Multi-family.............................       31,059            182,427           213,486
   Commercial...............................       20,560             37,986            58,546
Small Business Administration loans.........           --              1,772             1,772
Other loans.................................          936                 --               936
                                                 --------           --------          --------
Total loans.................................     $173,155           $341,573          $514,728
                                                 ========           ========          ========

     The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1997. Loans that have adjustable-rates are shown as being due in the period during which the interest rates are next subject to change. The table does not reflect prepayments or scheduled principal amortization, which totaled $53.4 million for the year ended December 31, 1997. Certain adjustable rate loans have features which limit changes in interest rates on a short-term basis and over the life of the loan.


                                                                             AT DECEMBER 31, 1997
                                  --------------------------------------------------------------------------------------------------
                                                      MORTGAGE LOANS                                OTHER LOANS
                                  -------------------------------------------------------      ---------------------
                                    ONE-TO-                     MULTI-                                                   TOTAL LOANS
                                  FOUR FAMILY  CO-OPERATIVE     FAMILY         COMMERCIAL        SBA        CONSUMER     RECEIVABLE
                                  -----------  ------------     --------       ----------      --------     --------     -----------
                                                                                (IN THOUSANDS)
Amounts due<F1>:
    Within one year               $ 56,324        $ 3,142       $ 16,743         $11,921        $1,017      $  401        $ 89,548
                                  --------        -------       --------         -------        ------      ------        --------
After one year<F1>:
    One to two years                39,725          2,652         30,920          10,491           703         402          84,893
    Two to three years              44,771          2,126         24,414          10,349           702         351          82,713
    Three to five years             85,585            674          6,755          16,202           293         102         109,611
    Five to ten years               48,590          3,387         68,466          13,378            74          81         133,976
    Over ten years                  12,394             84         82,931           8,126            --          --         103,535
                                  --------        -------       --------         -------        ------      ------        --------
    Total due after one year       231,065          8,923        213,486          58,546         1,772         936         514,728
                                  --------        -------       --------         -------        ------      ------        --------

         Total amounts due        $287,389        $12,065       $230,229         $70,467        $2,789      $1,337        $604,276
                                  ========        =======       ========         =======        ======      ======        ========

<F1> Excludes $2.5 million in non-performing loans.

     ONE-TO-FOUR FAMILY MORTGAGE LENDING. The Bank offers mortgage loans secured by one-to-four family residences, including townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and ARM residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from existing or past customers, persons that respond to Bank advertising and other marketing efforts and referrals from attorneys, real estate brokers, mortgage brokers and mortgage bankers.

     Partly  in  response  to  the  intense   competition  for  originations  of
one-to-four family residential mortgage loans, the Bank has a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank purchases individual newly originated one-to-four family loans originated by such correspondents. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. During 1997, through these relationships, the Bank purchased $50.0 million in one-to-four family mortgage loans, as compared to $39.9 million in 1996 and $11.6 million during 1995. In addition, from time to time, the Bank will selectively purchase packages of seasoned performing one-to-four family residential loans located within the New York region. During 1995, the Bank purchased one package of such loans totaling $7.2 million with an average yield of 7.97%. Servicing was not acquired. The Bank did not purchase any seasoned loans in 1997 or 1996.

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

     Traditionally, residential mortgage loans originated by the Bank have been underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, and with increasing frequency, the Bank originates residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 75% of the appraised value of the property or the sale price, whichever is less. These loans also are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized. FNMA does not purchase such loans. The Bank believes, however, that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. Although there are a number of purchasers for such loans, there can be no assurance that such purchasers will continue to be active in the market or that the Bank will be able to sell such loans in the future. The Bank originated $26.6 million and $19.0 million in loans of this type during 1997 and 1996, respectively.

     The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank charges origination fees of up to 2%; loans with fees of less than 2% generally carry a higher interest rate. Fixed rate 30-year residential mortgage loans will for the most part be granted when they can be packaged and sold in the secondary market. However, a small amount may be retained in portfolio to provide flexibility in the management of the Company's interest rate sensitivity position. The Bank had originated $4.7 million 30-year fixed rate residential mortgage loans in 1997, and none in 1996.

     The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. Origination fees of up to 2% are charged for ARM loans; loans with fees of less than 2% generally carry a higher interest rate. The Bank originated and purchased one-to-four family residential ARM loans totaling $21.6 million and $29.8 million, respectively, during 1997 and $34.0 million and $32.0 million, respectively, during 1996. At December 31, 1997, $203.7 million, or 67.60%, of the Bank's residential mortgage loans, consisted of ARM loans.

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

     ARM loans generally involve credit risks different from those inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. However, this potential risk is lessened by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limits the increase of a borrower's monthly payment. The Bank has not in the past, nor does it currently originate ARM loans which provide for negative amortization.

     HOME EQUITY LOANS. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are granted in amounts from $25,000 to $100,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 1997, home equity loans totaled $6.2 million, or 1.03%, of gross loans.

     MULTI-FAMILY LENDING. Loans secured by multi-family income producing properties (including mixed-use properties) constituted approximately $230.2 million, or 37.95%, of gross loans at December 31, 1997, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $508,156 at December 31, 1997, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $6.0 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on multi-family loans.

     In underwriting multi-family loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank typically requires a debt service coverage of at least 125% of the monthly loan payment. Multi-family loans generally are made up to 70% of the appraised value of the property securing the loan or the sales price of the property, whichever is less. The Bank generally obtains personal guarantees from commercial real estate borrowers and typically orders an environmental report on the property securing the loan.

     Loans secured by multi-family income producing property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family income producing property is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. Loans secured by multi-family income producing property also may involve a greater degree of environmental risk. The Bank seeks to protect against this risk through obtaining an environmental report. See "--Asset Quality--REO."

     COMMERCIAL REAL ESTATE LENDING. Loans secured by commercial real estate constituted approximately $68.2 million, or 11.24%, of the Bank's gross loans at December 31, 1997. The Bank's commercial real estate loans are secured by improved properties such as offices, small business facilities, strip shopping centers, warehouses, religious facilities and mixed-use properties. At December 31, 1997, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $458,493, and the largest of such loans, which was secured by a shopping center, had a principal balance of $3.5 million. Typically, commercial real estate loans are originated at a range of $100,000 to $3.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on all commercial real estate loans.

     In  underwriting  commercial  real estate loans,  the Bank employs the same
underwriting   standards  and   procedures  as  are  employed  in   underwriting
multi-family loans.

     Commercial real estate loans generally carry larger loan balances than one-to-four family residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to multi-family loans.

     CONSTRUCTION LOANS. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less and with adjustable interest rates that are tied to a market index. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 1997 totaled $2.8 million, or 0.46% of gross loans. The Bank had no construction loans outstanding at December 31, 1996.

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

     SMALL  BUSINESS  ADMINISTRATION  LENDING.  With  the  purchase  of New York
Federal on September 9, 1997, the Company entered into the Small Business Administration lending ("SBA") market. These loans are extended to small businesses and are guaranteed by the Small Business Administration at 80% of the loan balance for loans with balances of $100,000 or less, and at 75% of the loan balance for loans with balances greater than $100,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from five to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains servicing of at least 1% of the monthly interest payment. At December 31, 1997, SBA loans totaled $2.8 million, representing 0.46% of gross loans.

     CONSUMER AND OTHER LENDING. From time to time the Bank may originate other loans for personal, family or household purposes. These loans generally consist of passbook loans, overdraft lines of credit, student loans, automobile loans and other personal loans. Total consumer and other loans outstanding at December 31, 1997 amounted to $1.4 million, or 0.23%, of gross loans. Generally, unsecured loans in this category are limited to amounts of $5,000 or less for terms of up to five years. Certain student loans may be made in amounts up to the maximum amount permitted by the New York State Higher Education Services Corporation, currently $138,500, for terms of up to 10 years. All student loans are sold by the Bank to EXPORT, a subsidiary of Sallie Mae (Student Loan Marketing Association) which administers all such loans sold by the Bank. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

     The underwriting standards employed by the Bank for consumer and other loans include a determination of the applicant's payment history on other debts and assessment of the applicant's ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate. With the exception of a portfolio of consumer loans acquired by the Bank in 1991 at a discount in connection with the acquisition of a failed savings and loan association, the level of delinquencies in the Bank's consumer and other loan portfolio generally has been within industry standards; however, there can be no assurance that delinquencies will not increase in the future.

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The Bank's Board-approved lending policies establish loan approval requirements for its various types of loan products. Pursuant to the Bank's Residential Mortgage Lending Policy, all residential mortgage loans require three signatures for approval, at least one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, "Authorized Officers") and the other two may be from the Bank's Senior Mortgage Officer, Loan Underwriting Manager or Senior Underwriter. Residential mortgage loans in excess of $500,000 also must be approved by the Loan Committee, the Executive Committee or the full Board of Directors. Pursuant to the Bank's Commercial Real Estate Lending Policy, all loans secured by commercial real estate properties and multi-family income producing properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Manager. Such loans in excess of $600,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank's Consumer Loan Policy, all consumer loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank's Construction Loan Policy requires that all construction loans must be approved by the Loan or Executive Committee or the Board of Directors of the Bank. Any loan, regardless of type, that deviates from the Bank's written loan policies must be approved by the Loan or Executive Committee or the Bank's Board of Directors.

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

     LOAN CONCENTRATIONS. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 1997, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by multi-family income producing properties with an aggregate principal balance of $14.1 million, $6.5 million and $6.0 million for each of the three borrowers.

     LOAN SERVICING. At December 31, 1997, loans aggregating $51.8 million were being serviced for others by the Bank. The Bank's policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

ASSET QUALITY

     LOAN COLLECTION. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may commence foreclosure proceedings against real property that secures the real estate loan and attempt to repossess personal or business property that secures an SBA loan, consumer loan or co-operative apartment loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction loans are made on a case by case basis. Since foreclosure typically halts the sale of the collateral and may be a lengthy procedure in the State of New York, the Bank may consider loan work-out arrangements to work with multi-family or commercial real estate borrowers in an effort to restructure the loan rather than foreclose, particularly if the borrower is, in the opinion of management, able to manage the project. In certain circumstances, on rental properties, the Bank may institute proceedings to seize the rent.

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

DELINQUENT LOANS AND NON-PERFORMING ASSETS.   The  following  table  sets  forth
delinquencies in the Bank's loan portfolio at the dates indicated:




                                                                         AT DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                                      1997                                1996                                  1995
                       ----------------------------------  -----------------------------------   -----------------------------------
                          60-89 DAYS      90 DAYS OR MORE     60-89 DAYS      90 DAYS OR MORE       60-89 DAYS       90 DAYS OR MORE
                       ----------------  ----------------  ----------------  -----------------   ----------------   ----------------
                       NUMBER            NUMBER            NUMBER            NUMBER              NUMBER             NUMBER
                        OF    PRINCIPAL   OF    PRINCIPAL   OF    PRINCIPAL   OF     PRINCIPAL    OF    PRINCIPAL    OF    PRINCIPAL
                       LOANS   BALANCE   LOANS   BALANCE   LOANS   BALANCE   LOANS    BALANCE    LOANS   BALANCE    LOANS   BALANCE
                       -----  ---------  ------ ---------  ------ ---------  ------  ---------   ------ ---------   ------ ---------
                                                                     (DOLLARS IN THOUSANDS)
One-to-four family...    9      $683      19     $1,897      2      $705      15      $1,835       1      $149        25     $2,276
Co-operative.........   --        --      --         --     --        --       2          32       1        53         2        109
Multi-family.........   --        --      --         --     --        --       3         505       1       441         4      2,119
Commercial...........   --        --       2        512     --        --      --          --      --        --         3        427
Construction.........   --        --      --         --     --        --      --          --      --        --        --         --
                       -----  ---------  ------ ---------  ------ ---------  ------  ---------   ------ ---------   ------ ---------
   Total mortgage
     loans...........    9       683      21      2,409      2       705      20       2,372       3       643        34      4,931
Other loans..........    4        10      15         49      3         2       6          36       2         1         5         50
                       -----  ---------  ------ ---------  ------ ---------  ------  ---------   ------ ---------   ------ ---------
   Total loans.......   13      $693      36     $2,458      5      $707      26      $2,408       5      $644        39     $4,981
                       =====  =========  ====== =========  ====== =========  ======  =========   ====== =========   ====== =========
Delinquent loans to
   gross loans.......          0.11%              0.41%            0.18%               0.62%             0.22%                1.74%


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

     The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and REO at the dates indicated. During the years ended December 31, 1997, 1996 and 1995, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $180,000, $145,000 and $344,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.


                                                                             AT DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                       1997          1996          1995           1994          1993
                                                      ------        ------        ------         ------       -------
                                                                         (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans.......................     $2,409        $2,372        $4,697         $5,234       $11,548
Other non-accrual loans..........................         49            36            50             63           142
                                                      ---------------------------------------------------------------
    Total non-accrual loans......................      2,458         2,408         4,747          5,297        11,690
Mortgage loans 90 days or more delinquent
  and still accruing.............................         --            --           234             14             4
Other loans 90 days or more delinquent
  and still accruing.............................         --            --            --             --             1
                                                      ---------------------------------------------------------------
    Total non-performing loans...................      2,458         2,408         4,981          5,311        11,695
                                                      ---------------------------------------------------------------

In-substance foreclosed real estate..............         --            --            --            372         4,772
Foreclosed real estate...........................        433         1,218         1,869          3,096         2,990
                                                      ---------------------------------------------------------------
    Total REO....................................        433         1,218         1,869          3,468         7,762
                                                      ---------------------------------------------------------------

    Total non-performing assets..................     $2,891        $3,626        $6,850         $8,779       $19,457
                                                      ================================================================

Troubled debt restructurings.....................         --            --            --         $3,220        $6,029
                                                      ================================================================

Non-performing loans to gross loans <F1>.........       0.41%         0.62%         1.74%          2.05%         4.47%
Non-performing assets to total assets <F1>.......       0.27%         0.47%         0.97%          1.48%         3.16%

<F1>Ratios do not include troubled  debt  restructurings  where  the  loans  are performing in accordance with the agreement.


     REO. The Bank has been aggressively marketing its REO properties. Total REO, including in-substance foreclosed loans, had consistently decreased from $7.8 million at December 31, 1993 to $0.4 million at December 31, 1997. To facilitate the sale of REO, the Bank originated three loans totaling $637,000 during 1997, and nine loans totaling $307,000 during 1996.

     At December 31, 1997, the largest single REO property resulted from a one-to-four family residential property with a net book value of $141,000. REO properties are carried at the lower of carrying amount or fair value less estimated costs to sell. This determination is made on an individual asset basis. "Carrying amount" represents the book value of the loan at the time a property is foreclosed (after any charge-off against the allowance for loan losses to reflect any difference between the book value of the loan and the fair market value of the collateral), less any payments subsequently received in respect of such loan such as payments from private mortgage insurance or court appointed receivers. See "--Allowance for Loan Losses." If the subsequent fair value is less than the carrying amount, the deficiency is recognized as an REO valuation allowance and, accordingly, is charged against earnings through a provision for losses on REO.

     The following table sets forth the activity in the Bank's REO portfolio for the three months ended on each of the indicated dates:

                                                           FOR THE THREE MONTHS ENDED
                                           ----------------------------------------------------------
                                            MARCH            JUNE           SEPTEMBER        DECEMBER
                                             1997            1997             1997             1997
                                           ------            ----           ---------        --------
                                                              (DOLLARS IN THOUSANDS)
Balance, beginning of period               $1,218            $280             $316             $287
Foreclosures and other acquisitions            --             141               87              146
Less:  Sales                                1,031             155              180               --
       Reductions<F1>                         (93)            (50)             (64)              --
                                           ------            ----             ----             ----
Balance, end of period                       $280            $316             $287             $433
                                           ======            ====             ====             ====

<F1>Reductions  include  provisions for losses  on  REO  and  payments  received subsequent to foreclosure from private mortgage insurance and from court appointed receivers.

     The following table sets forth the approximate change in the allowance for losses on REO for the three years ended December 31, 1996:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                        1997            1996            1995
                                        ----            ----            ----
                                                (DOLLARS IN THOUSANDS)
Balance, beginning of year              $281            $388            $774
Provision                                                150             311
Less: Reduction due to sale of ORE       207             257             697
                                        ----            ----            ----
      Balance, end of year               $74            $281            $388
                                        ====            ====            ====

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

     CLASSIFIED AND SPECIAL MENTION ASSETS. Federal regulations and Bank policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention."

     The Bank has a loan secured by a fully occupied one-story retail building with six stores, located in Queens, that is listed as special mention. The Bank has completed its foreclosure action and has been granted judgment on foreclosure. The mortgagor has agreed to make full monthly payments plus additional payments to be applied towards the arrears. At December 31, 1997, all payments due under the borrower's agreement were current and the net book value of the loan was $1.4 million. Since this loan is performing in accordance with the terms of the borrower's agreement, it is recorded on an accrual basis. At December 31, 1997, the Bank had no other classified asset (or group of assets) listed as substandard or special mention with a net book value of $1.0 million or more. Net book value of REO is the lower of carrying amount or fair value less estimated selling costs.

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

     In assessing the adequacy of the allowance, management reviews the Bank's loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial real estate, multi-family real estate, one-to-four family loans, co-operative apartment loans, SBA loans and consumer loans. General provisions are established against performing loans in the Bank's portfolio in amounts deemed prudent from time to time based on the Bank's qualitative analysis of the factors described above. The determination of the amount of the allowance for loan losses also includes a review of loans on which full collectibility is not reasonably assured. The primary risk element considered by management with respect to each one-to-four family loan, co-operative apartment loan, SBA loan and consumer loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate and multi-family loans are the financial condition of the borrower, the sufficiency of the collateral (including changes in the value of the collateral) and the record of payment. When a judgment is made that a specific loan involves a risk of default and loss that is greater than the norm for loans in the relevant category, that loan or a portion thereof may be classified loss, doubtful or substandard. In addition, loans that are judged not to require specific classification at a particular time, but require close monitoring, are categorized as "special mention" loans. See "--Classified Assets."

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

     The Bank's provision for loan losses was $104,000, $418,000 and $496,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the total allowance for loan losses was $6.5 million, representing 263.38% of non-performing loans and 223.94% of non-performing assets, an increase from the December 31, 1996 ratios of 225.79% and 149.94% respectively. The Bank continues to monitor and modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for potential loan losses based on available information.

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

     The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                      1997         1996           1995          1994          1993
                                                      ----         ----           ----          ----          ----
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of year                         $5,437       $5,310         $5,370        $5,723        $4,555
Provision for loan losses                               104          418            496           246         2,522
Provision acquired from NY Federal                      979           --             --            --            --
Loans charged-off:
     One-to-four family                                  85          220            312           341           287
     Co-operative                                        44          162            183            71            33
     Multi-family                                        --           41            251            14           344
     Commercial                                          --           68            260           303           716
     Construction                                        --           --             --            --            --
     Other                                               77           44             46            65           147
                                                     ------       ------         ------        ------        ------
     Total loans charged-off                            206          535          1,052           794         1,527
                                                     ------       ------         ------        ------        ------

Recoveries:
     Mortgage loans                                     155          244            496           195           173
     Other                                                5           --             --            --            --
                                                     ------       ------         ------        ------        ------
     Total recoveries                                   160          244            496           195           173
                                                     ------       ------         ------        ------        ------

Balance at end of year                               $6,474       $5,437         $5,310        $5,370        $5,723
                                                     ======       ======         ======        ======        ======

Ratio of net charge-offs during the year to
  average loans outstanding during the year            0.01%        0.09%          0.21%         0.24%         0.47%
Ratio of allowance for loan losses to
  gross loans at end of year                           1.07%        1.39%          1.85%         2.07%         2.19%
Ratio of allowance for loan losses to
  non-performing loans at the end of year            263.38%      225.79%        106.61%       101.11%        48.94%
Ratio of allowance for loan losses to
  non-performing assets at the end of year           223.94%      149.94%         77.52%        61.17%        29.41%


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


                                                                          AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                      1997                1996                1995                 1994                 1993
                              ------------------- ------------------- -------------------- --------------------  -------------------
                                       PERCENTAGE          PERCENTAGE           PERCENTAGE           PERCENTAGE           PERCENTAGE
                                       OF                  OF                   OF                   OF                   OF
                                       LOANS IN            LOANS IN             LOANS IN             LOANS IN             LOANS IN
                                       CATEGORY            CATEGORY             CATEGORY             CATEGORY             CATEGORY
                                       TO TOTAL            TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL
       LOAN CATEGORY          AMOUNT   LOANS      AMOUNT   LOANS      AMOUNT    LOANS      AMOUNT    LOANS       AMOUNT   LOANS
                              ------   ---------- ------   ---------- ------    ---------- ------    ----------  ------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Mortgage Loans:
  One-to-four family.......   $1,711    26.42%    $1,065    53.84%    $1,126     54.20%    $1,132     51.39%       $957    51.61%
  Co-operative.............      510     7.88        458     4.76        407      5.11        125      6.24          38     6.54
  Multi-family.............    1,021    15.77      1,456    25.74      1,625     24.11      1,024     21.85       1,171    18.91
  Commercial...............    3,073    47.47      2,434    14.96      2,139     15.77      3,070     19.13       3,507    20.77
  Construction.............      128     1.98         --       --         --        --         --      0.14          --     0.72
                              ------   ------     ------   ------     ------    ------     ------    ------      ------   ------
   Total mortgage loans....    6,443    99.52      5,413    99.30      5,297     99.19      5,351     98.75       5,673    98.55
SBA loans..................       23     0.35         --       --         --        --         --        --          --       --
Other loans................        8     0.13         24     0.70         13      0.81         19      1.25          50     1.45
                              ------   ------     ------   ------     ------    ------     ------    ------      ------   ------
   Total...................   $6,474   100.00%    $5,437   100.00%    $5,310    100.00%    $5,370    100.00%     $5,723   100.00%
                              ======   ======     ======   ======     ======    ======     ======    ======      ======   ======

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

     SFAS 115, which was adopted by the Company, effective December 31, 1993, requires that investments in equity securities that have readily determinable fair values and all investments in debt securities are to be classified in one of the following three categories and accounted for accordingly: (1) trading securities; (2) securities available for sale; and (3) securities held to maturity. Unrealized gains or losses on trading securities would be included in the determination of net income; however, the Company does not intend to trade securities. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of equity, net of taxes. At December 31, 1997, the Company had $356.7 million in securities available for sale which represented 32.78% of total assets. These securities had an aggregate market value at that date that was approximately 2.6 times the amount of the Company's equity at that date. The cumulative balance of unrealized gain on securities available for sale was $1.5 million, net of taxes, at December 31, 1997. As a result of SFAS 115 and the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 7 of "Notes to Consolidated Financial Statements," included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

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

     At December 31, 1997, the Company had no investment in a particular issuer's securities that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

     The table below sets forth certain information regarding the amortized cost and market values of the Company's securities portfolio at the dates indicated. Securities available for sale are recorded at market value. See Note 7 of Notes to Consolidated Financial Statements, included in the Annual Report, incorporated herein by reference.


                                                                             AT DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                      1997                       1996                        1995
                                            ----------------------     -----------------------     -----------------------
                                            AMORTIZED      MARKET      AMORTIZED       MARKET      AMORTIZED       MARKET
                                              COST         VALUE         COST          VALUE         COST          VALUE
                                            ---------     --------     ---------      --------     ---------      --------
                                                                            (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
Bonds and other debt securities:
 U.S. government and agencies..........     $120,106      $120,123     $150,045       $148,141     $116,296       $116,728
 Corporate debentures..................       13,755        14,365       37,656         38,171       77,227         78,662
 Public utility........................        2,247         2,271        4,305          4,294        6,389          6,501
                                            --------      --------     --------       --------     --------       --------
  Total bonds and other debt
   securities..........................      136,108       136,759      192,006        190,606      199,912        201,891
                                            --------      --------     --------       --------     --------       --------
Equity securities:
 Perpetual preferred stock.............        2,768         2,843          250            251          250            256
                                            --------      --------     --------       --------     --------       --------
  Total equity securities..............        2,768         2,843          250            251          250            256
                                            --------      --------     --------       --------     --------       --------
Mortgage-backed securities:
 FHLMC.................................       34,015        34,120       47,217         46,406       61,529         61,845
 FNMA..................................       55,559        56,068       83,727         83,756      105,374        106,265
 GNMA..................................      125,585       126,922       10,973         10,876       11,354         11,190
                                            --------      --------     --------       --------     --------       --------
  Total mortgage-backed securities.....      215,159       217,110      141,917        141,038      178,257        179,300
                                            --------      --------     --------       --------     --------       --------
  Total debt and equity securities
   available for sale:.................      354,035       356,712      334,173        331,895      378,419        381,447
                                            ========      ========     ========       ========     ========       ========

INTEREST-BEARING DEPOSITS AND FEDERAL
   FUNDS SOLD                                 84,838       84,838       27,465         27,465        7,438          7,438
FHLB - NEW YORK STOCK                         14,356       14,356        4,158          4,158        3,787          3,787
                                            --------     --------     --------       --------     --------       --------
  Total debt and equity securities......    $453,229     $455,906     $365,796       $363,518     $389,644       $392,672
                                            ========     ========     ========       ========     ========       ========


          MORTGAGE-BACKED SECURITIES. All of the mortgage-backed securities currently held by the Company are issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1997, the Company had $217.1 million invested in mortgage-backed securities, of which $37.2 million was invested in adjustable-rate mortgage-backed securities. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage lending activities.

     The following table sets forth the Company's mortgage-backed securities purchases, sales and principal repayments for the years indicated:


                                                                                             FOR THE
                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                             1997             1996            1995
                                                                           -----------------------------------------
                                                                                        (IN THOUSANDS)
At beginning of year                                                       $141,038         $179,300        $174,939

Purchases of mortgage-backed securities                                     136,063            8,415          21,444
Amortization of unearned premium, net of
  accretion of unearned discount                                               (473)            (908)           (849)
Net change in unrealized gains (losses) on
  mortgage-backed securities available for sale                               2,830           (2,249)          9,427

Less:
  Sales of mortgage-backed securities                                        33,934            4,742              --
  Principal repayments received on mortgage-backed securities                28,414           38,778          25,661
                                                                           -----------------------------------------
  Net (decrease) increase in mortgage-backed securities                      76,072          (38,262)          4,361
                                                                           -----------------------------------------
At end of year                                                             $217,110         $141,038        $179,300
                                                                           =========================================


     Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC are weighted at 20% for risk-based capital purposes and GNMA issues are risk-weighted at 0%, compared to the risk weighting assigned to non-securitized whole loans of 50%.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. The Bank held one collateralized mortgage obligation ("CMO") with a market value of $4.5 million at December 31, 1996 and none at December 31, 1997. The Bank does not have any derivative instruments, including CMO's, with market values that are extremely sensitive to changes in interest rates.

     The table below sets forth certain information regarding the carrying value, annualized weighted average yields, and maturities of the Company's debt and equity securities at December 31, 1997. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities.


                                                                             AT DECEMBER 31, 1997
                                    ------------------------------------------------------------------------------------------------
                                        ONE YEAR        ONE TO        FIVE TO      MORE THAN
                                        OR LESS       FIVE YEARS     TEN YEARS     TEN YEARS              TOTAL SECURITIES
                                    -------------- -------------- -------------- -------------- ------------------------------------
                                                                                                AVERAGE
                                    AMOR- WEIGHTED AMOR- WEIGHTED AMOR- WEIGHTED AMOR- WEIGHTED REMAINING  AMOR-  ESTIMATED WEIGHTED
                                    TIZED AVERAGE  TIZED AVERAGE  TIZED  AVERAGE TIZED AVERAGE  YEARS TO   TIZED   MARKET    AVERAGE
                                    COST   YIELD   COST   YIELD   COST    YIELD  COST   YIELD   MATURITY   COST    VALUE      YIELD
                                   ------ ------ ------- ------ -------- ------ ------ -------  --------  ------- -------- --------
                                                                        (Dollars in thousands)

Securities available for sale:
   Bonds and other debt
     securities:
     U.S. government agencies....  $1,105  5.65% $18,802  6.49%  $95,199  6.85%  $5,000  6.68%    7.29    $120,106 $120,123   6.78%
     Corporate debt..............      --    --   12,049  6.45       198  8.80    1,508  7.73     3.32      13,755   14,365   6.62
   Public Utility................     149  5.50    1,094  6.46     1,004  7.38       --    --     3.41       2,247    2,271   6.81
                                   ------ ------ ------- ------  -------  -----  ------ -----  -------    -------  -------- ------
     Total bonds and other debt
     securities..................   1,254  5.63   31,945  6.47    96,401  6.86    6,508  6.92     6.81     136,108  136,759   6.76
                                   ------ ------ ------- ------  -------  -----  ------ -----  -------    -------  -------- ------
   Equity securities:
     Perpetual preferred stock...      --    --    2,201  8.10       309  7.48      258  6.72       --      2,768    2,843   7.90
                                   ------ ------ ------- ------  -------  -----  ------ -----  -------    -------  -------- ------
       Total equity securities...      --    --    2,201  8.10       309  7.48      258  6.72       --      2,768    2,843   7.90
                                   ------ ------ ------- ------  -------  -----  ------ -----  -------    -------  -------- ------
   Mortgage-backed securities:
     FHLMC.......................      --    --    1,156  7.50     1,527  6.75   31,332  7.62    19.30     34,015   34,120   7.58
     FNMA........................      --    --    1,589  6.37     3,185  6.77   50,785  7.38    20.07     55,559   56,068   7.32
     GNMA........................      --    --       --    --       684  7.97  124,901  7.75    29.21    125,585  126,922   7.75
                                   ------ ------ ------- ------  -------  ----- ------- -----  -------    -------  -------- ------
       Total mortgage-backed
       securities................      --    --    2,745  6.85     5,396  6.92  207,018  7.64    25.29    215,159  217,110   7.61
                                   ------ ------ ------- ------  -------  ----- ------- -----  -------    -------  -------- ------
   Interest-bearing deposits
     and Federal funds sold......  84,838  6.36       --    --        --    --       --    --       --     84,838   84,838   6.36
   FHLB - New York stock.........      --    --       --    --        --    --   14,356  7.05       --     14,356   14,356   7.05
                                   ------ ------ ------- ------  -------  -----  ------- ----- -------    -------  -------- ------
       Total securities.......... $86,092  6.35% $36,891  6.60% $102,106  6.86% $228,140 7.58%   14.11   $453,229 $455,906   7.11%
                                   ====== ====== ======= ======  =======  =====  ======= ===== =======    =======  ======== ======

SOURCES OF FUNDS

     GENERAL. Deposits, FHLB-NY borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company's primary sources of funds for lending, investing and other general purposes.

     DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its seven full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management's intention to balance its goal to remain competitive in interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

     The Bank's core deposits, consisting of passbook accounts, NOW accounts, money market, and non-interest bearing demand accounts, are typically more stable and lower cost than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. During the current low interest rate environment, the Bank experienced a shift by depositors from passbook accounts to higher costing certificate of deposit accounts. Although the Bank has not had to raise interest rates on its deposit accounts to remain competitive, it has had to increase borrowing activity. These trends contributed to the increase in the Company's higher average cost of funds from 4.39% for 1996 to 4.74% for 1997. A continuation of these trends could result in a further increase in the Company's cost of funds and a narrowing of the Company's net interest margin.

     At December 31, 1997, $29.9 million, or 4.55% of the Bank's total deposits consisted of certificates of deposit accounts with a balance of $100,000 or greater.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                            AT DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                                    1997                         1996                           1995
                                         ----------------------------- ----------------------------- ------------------------------
                                                             WEIGHTED                     WEIGHTED                         WEIGHTED
                                                   PERCENT   AVERAGE            PERCENT   AVERAGE              PERCENT     AVERAGE
                                                   OF TOTAL  NOMINAL            OF TOTAL  NOMINAL              OF TOTAL    NOMINAL
                                          AMOUNT   DEPOSITS   RATE     AMOUNT   DEPOSITS   RATE      AMOUNT    DEPOSITS     RATE
                                          ------   --------  --------- ------   --------  ---------- ------    --------    --------
                                                                           (DOLLARS IN THOUSANDS)

    Passbook accounts<F1>                $201,668   30.74%     2.85%   $209,690   35.88%    2.86%    $215,578     38.52%     2.86%
    NOW accounts<F1>                       23,825    3.63      1.90      21,408     3.66    1.90       19,565      3.49      1.90
    Demand accounts<F1>                    22,089    3.37        --      10,293     1.76      --       10,372      1.85        --
    Mortgagors' escrow deposits<F1>         2,074    0.32      1.17       3,425     0.59    2.00        2,457      0.44      2.00
                                         ----------------------------- ----------------------------- ------------------------------
           Total........................  249,656   38.06      2.49     244,816    41.89    2.64      247,972     44.30      2.66
                                         ----------------------------- ----------------------------- ------------------------------
    Money market accounts<F1>              23,526    3.59      2.84      25,180     4.31    2.81       27,590      4.93      2.81
    Certificate of deposit accounts:
       $100,000 or more.................   29,855    4.55      5.89      22,047     3.77    5.86       16,819      3.00      5.93
       CD's original maturity of:
           6 months and less............   47,747    7.28      5.25      50,228     8.59    5.04       46,617      8.33      5.05
           6 to 12 months...............   60,528    9.23      5.53      74,063    12.67    5.15       71,235     12.72      5.70
           12 to 30 months..............   97,250   14.82      5.53      86,853    14.87    6.20       71,297     12.73      6.06
           30 to 48 months..............   18,977    2.89      6.08      15,307     2.62    6.10       10,340      1.85      5.86
           48 to 72 months..............   66,684   10.18      6.40      47,079     8.05    6.10       47,445      8.47      6.25
           72 months or more............   33,083    5.04      6.65         901     0.15    5.90          929      0.17      5.90
       IRA and Keogh accounts              23,604    4.36      6.10      18,005     3.08    5.54       19,620      3.50      5.89
                                         ----------------------------- ----------------------------- ------------------------------
           Total........................  382,728   58.35      5.84     314,483    53.80    5.69      284,302     50.77      5.81
                                         ----------------------------- ----------------------------- ------------------------------
    Total deposits                       $655,910  100.00%    4.46%    $584,479   100.00%   4.29%    $559,864    100.00%     4.27%
                                         ============================= ============================= ==============================

<F1>Weighted average nominal rate as of the year end date equals the stated rate offered.

     The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 1997.

                                                                                           AT DECEMBER 31, 1997
                                                                                  -------------------------------------
                                                        AT DECEMBER 31,            WITHIN   ONE TO
                                                ------------------------------      ONE      THREE    THERE-
                                                  1997       1996       1995        YEAR     YEARS    AFTER     TOTAL
                                                --------   --------   --------    --------  --------  -------  --------
                                                                         (DOLLARS IN THOUSANDS)
            Certificate of deposit accounts:
            2.99 or less....................       $625        $37         $47        $392      $134      $99      $625
            3.00 to 3.99....................         --         --           2          --        --       --        --
            4.00 to 4.99....................     21,265     28,283      21,338      21,265        --       --    21,265
            5.00 to 5.99....................     220,994    192,557    150,410     155,286    59,719   $5,989   220,994
            6.00 to 6.99....................     124,682     59,822     75,448      34,363    71,985   18,334   124,682
            7.00 to 7.99....................      15,163     33,784     37,057       2,985     8,346    3,832    15,163
            8.00 to 8.99....................          --         --         --          --        --       --        --
                                                --------   --------   --------    --------  --------  -------  --------
            Total...........................    $382,729   $314,483   $284,302    $214,291  $140,184  $28,254  $382,729
                                                ========   ========   ========    ========  ========  =======  ========

     The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 1997 and their annualized weighted average interest rates.

                                                                 AMOUNT            WEIGHTED AVERAGE RATE
                                                        ----------------------  ---------------------------
                                                        (DOLLARS IN THOUSANDS)
Maturity Period:
    Three months or less................................       $ 4,063                   5.59%
    Over three through six months.......................         5,299                   5.49
    Over six through 12 months..........................         6,104                   5.55
    Over 12 months......................................        14,390                   6.30
                                                        ----------------------  ---------------------------
Total...................................................       $29,856                   5.91%
                                                        ======================  ===========================



     The following table presents the deposit activity of the Bank for the periods indicated.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1997          1996       1995
                                                              -------       -------    -------
                                                                     (DOLLARS IN THOUSANDS)
           Net deposits/(withdrawals)<F1><F2>..........       $(6,009)      $   453    $ 5,376
           Interest credited on deposits...............        26,566        24,162     22,347
           Deposits acquired with New York Federal.....        50,875            --         --
                                                              -------       -------    -------
           Total increase in deposits..................       $71,432       $24,615    $27,723
                                                              =======       =======    =======


-------------

<F1>Includes mortgagors' escrow deposits.
<F2>Reflects  deposits  attributable  to  subscription  orders in the Conversion in 1995, in  the amounts of $146.0 million deposited and $162.4 million withdrawn.

     The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.


                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------------------
                                                    1997                           1996                           1995
                                      ------------------------------  ------------------------------  -----------------------------
                                                  PERCENT                         PERCENT                        PERCENT
                                       AVERAGE    OF TOTAL   AVERAGE   AVERAGE    OF TOTAL   AVERAGE   AVERAGE   OF TOTAL   AVERAGE
                                       BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS    COST     BALANCE   DEPOSITS    COST
                                      --------    --------   -------  --------   ---------   -------  --------   --------   -------
                                                                          (DOLLARS IN THOUSANDS)
Passbook accounts.................    $206,196     33.56%     2.85%   $214,843    37.55%     2.86%    $227,740    40.73%     2.84%
NOW accounts......................      22,679      3.69      1.90      19,483     3.41      1.90       18,520     3.31      1.88
Demand accounts...................      12,306      2.00        --      10,230     1.79        --       12,865     2.30        --
Mortgagors' escrow deposits.......       6,044      0.98      1.17       4,292     0.75      1.47        4,136     0.74      1.38
Total.............................     247,225     40.23      2.58     248,848    43.50      2.64      263,261    47.08      2.61
Money market accounts.............      24,367      3.97      2.84      26,470     4.63      2.80       31,145     5.57      2.79
Subscription deposits.............          --        --        --          --       --        --        4,261     0.76      2.77
Certificate of deposit accounts...     342,898     55.80      5.68     296,867    51.87      5.68      260,462    46.59      5.60
                                       -------    --------   -------  --------   --------    -------  --------   --------   -------
Total deposits....................    $614,490    100.00%     4.32%   $572,185   100.00%     4.22%    $559,129   100.00%     4.01%
                                      ========    ========   =======  ========   ========    =======  ========   ========   =======


     BORROWINGS. Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. Upon the Bank's conversion from a New York State chartered mutual savings bank to a federally chartered mutual savings bank on May 10, 1994, the Bank became a member of, and became eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. See "Regulations -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.


                                                                                 AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                1997            1996             1995
                                                                             ----------      -----------       ---------
                                                                                        (DOLLARS IN THOUSANDS)
      SECURITIES SOLD WITH THE AGREEMENT TO REPURCHASE:
      Average balance outstanding....................................         $6,986                --             $395
      Maximum amount outstanding at any month end
         during the period...........................................       $100,000                --            5,000
      Balance outstanding at the end of period.......................       $100,000                --               --
      Weighted average interest rate during the period...............          5.83%                --             6.11%
      Weighted average interest rate at end of period................          5.83%                --               --

      FHLB-NY ADVANCES:..............................................
      Average balance outstanding....................................       $104,304           $36,396           $4,767
      Maximum amount outstanding at any month end
         during the period...........................................        187,112            51,000           10,000
      Balance outstanding at the end of period.......................        187,112            51,000               --
      Weighted average interest rate during the period...............          6.34%             5.77%             7.00%
      Weighted average interest rate at end of period................          6.34%             5.85%               --

      OTHER BORROWINGS:
      Average balance outstanding....................................            $75                --               --
      Maximum amount outstanding at any month end
         during the period...........................................            $75                --               --
      Balance outstanding at the end of period.......................            $75                --               --
      Weighted average interest rate during the period...............             --                --               --
      Weighted average interest rate at end of period................             --                --               --

      TOTAL BORROWINGS:
      Average balance outstanding....................................       $111,365           $36,396           $5,162
      Maximum amount outstanding at any month end
         during the period...........................................        287,187            51,000           15,000
      Balance outstanding at the end of period.......................        287,187            51,000               --
      Weighted average interest rate during the period...............          6.16%             5.77%             6.93%
      Weighted average interest rate at end of period................          6.16%             5.85%               --


SUBSIDIARY ACTIVITIES

     At December 31, 1997, the Bank had three wholly-owned subsidiaries: FSB Properties, Inc. ("Properties"), Flushing Preferred Funding Corporation ("FPFC") and 780 East 138th Street Property Corporation ("780 Corp.").

     (a) Properties was formed in 1976 under the Bank's New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. These activities were discontinued by the Bank in 1986. The last joint venture in which Properties was a partner dissolved in 1989.

     (b) FPFC was formed in the fourth quarter of 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets.

     (c) 780 Corp. was formed by New York Federal prior to its acquisition by the Company to take title to foreclosed properties. 780 Corp. is currently inactive.

     In the first quarter of 1998, the Bank formed a fourth subsidiary, Flushing Service Corporation ("Service Corp."), to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which Service Corp. earns a commission.

PERSONNEL

     At December 31, 1997, the Bank had 177 full-time employees and 51 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

     As a result of management's strategy to increase its originations of one-to-four family mortgage loans through more aggressive marketing, and the Bank's commitment to be a community-oriented bank, the Bank increased substantially the origination of residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 70% of the appraised value or sale price, whichever is less. These loans are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized.

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

YEAR 2000 COMPLIANCE

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendor and purchased software run on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, in 1997, the Company established a year 2000 task force to assure that its computer systems will function properly in the year 2000. The task force has contacted the Company's data processing vendor and software suppliers to determine whether the systems used by the Company are year 2000 compliant and, if not, to assess the corrective steps being taken. The Company's data processing vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be year 2000 compliant. Testing will be performed for compliance and regular monthly reports will be submitted to the Company's Board of Directors by the task force. While their may be some expense incurred during the next two years, year 2000 compliance is not expected to have a material effect on the Company's consolidated financial condition, results of operations or cash flows. See "Regulation--Year 2000 Compliance."

PENDING LEGISLATION

     Legislation has been enacted that provides for a merger of the two deposit insurance funds administered by the FDIC on January 1, 1999, if there are no savings associations in existence on that date. Pursuant to that legislation, the United States Treasury Department in May 1997 recommended in a report to Congress that separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation and abolish the OTS have been introduced in Congress. The House Committee on Banking and Financial Services has considered and reported H.R. 10, the Financial Services Competition Act of 1997, including Title III, the "Thrift Charter Transition Act of 1997."

This act would (i) require federal savings associations to convert to national banks or some type of state charter within two years of enactment; (ii) merge the two deposit insurance funds administered by the FDIC; and (iii) combine the OTS with the Office of the Comptroller of the Currency. A converted federal thrift generally would be permitted to continue to engage in any activity, including the holding of any asset, lawfully conducted on the date prior to enactment, retain all branches established or proposed in a pending application as of enactment and establish new branches in any state in which it has a branch. Otherwise it may establish new branches only under national bank rules. Beginning two years after enactment, national banks would be authorized to exercise all powers formerly authorized for federal savings associations.

     Under H.R. 10, holding companies for converted savings associations generally would become subject to the same regulation as bank holding companies, with a grandfather provision for former unitary savings and loan companies. Grandfathered companies would be permitted to maintain and establish affiliations with any type of company and to acquire additional depository institutions, as long as any acquired depository institution is merged into its converted savings association and such institution continues to comply with both the qualified thrift lender test and certain asset and investment limitations to which it was subject as a federal savings association.

     H.R. 10, if adopted, would substantially repeal the Glass-Steagall Act restrictions on bank affiliations with securities firms and thereby allow commercial banking and investment banking to be combined. It would also repeal restrictions on bank affiliations with insurance companies.

     Various revisions and alternatives to H.R. 10 have been proposed. There can be no assurance as to whether H.R. 10 or any other such legislation will be enacted or what the provisions of any such final legislation may be. As a result, management cannot accurately predict the possible impact of such legislation on the Bank or the Company. See "Regulations--Insurance of Accounts."

LEGISLATION AND PROPOSED CHANGES

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank or the Company.

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

     The Rights Plan, as well as certain provisions of the Company's Certificate of Incorporation and Bylaws, the Bank's federal Stock charter and Bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors. The Rights Plan and these provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders' interest or in the interest of the Company or the Bank, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and these provisions may also increase the cost of, and thus discourage, any such future acquisition or attempt, and would render the removal of the current Board of Directors or management of the Bank or the Company more difficult.

                        FEDERAL, STATE AND LOCAL TAXATION

     The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

FEDERAL TAXATION

     GENERAL. The Company and the Bank will report their income using a calendar year and the accrual method of accounting. The Company and the Bank are both subject to the federal tax laws and regulations which apply to corporations generally, including, since the enactment of the Small Business Job Protection Act in 1996 (the "Act"), those governing the Bank's deductions for bad debts, described below.

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

     A thrift institution required to change its method of computing reserves for bad debt is required to treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amount of the thrift institution's "applicable excess reserves" must be included in income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995. In the case of a thrift institution that is treated as a large bank, such as the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). The Bank's applicable excess reserves as of December 31, 1995 were approximately $20,000. For the taxable year ending December 31, 1996, the repeal of the bad debt reserve deduction resulted in an increased federal income tax liability of approximately $121,000.

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

STATE AND LOCAL TAXATION

     NEW YORK STATE AND NEW YORK CITY TAXATION. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward), and alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Bank also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City and similar alternative taxes. In addition, the Bank is subject to a temporary Metropolitan Transportation Business Tax Surcharge for tax years ending before December 31, 2001, at a rate of 17% of the New York State Franchise Tax.

     Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State has enacted legislation maintaining the preferential treatment of loss reserves for qualifying real property loans of qualifying thrifts for both New York State and New York City tax purposes. For these purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method is 32% of taxable income, subject to the following limitations: (i) the amount of the addition to the reserve cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year and (ii) the reserves for losses on qualifying real property and non-qualifying loans cannot exceed the amount by which 12% of the amount of the total deposits or withdrawable accounts of depositors of the Bank at the close of the taxable year exceeds the sum of the Bank's surplus, undivided profits and reserves at the beginning of such year. The new legislation also allows an exclusion from entire net income for New York State and New York City tax purposes for any amounts a thrift is required to include in federal taxable income as a recapture of its bad debt reserve as a consequence of the Act.

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

INVESTMENT POWERS

           The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (i)
residential mortgage loans, education loans and credit card loans in an unlimited amount, (ii) non-residential real estate loans up to 400% of total capital, (iii) commercial business loans up to 20% of assets (however, amounts over 10% of total assets must be used only for small business loans) and (iv) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of assets. In addition, the Bank may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and stock of government-sponsored agencies, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See "Business--Investment Activities." A service corporation in which the Bank may invest is permitted to engage in activities reasonably related to the activities of a federal savings bank as the OTS may approve on a case by case basis and certain activities preapproved by the OTS, which, among other things, include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development, securities brokerage services; certain insurance brokerage activities, and other specified investments and services.

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

LOANS-TO-ONE BORROWER LIMITS

     The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At December 31, 1997, the largest amount the Bank could lend to one borrower was approximately $20.5 million, and at that date, the Bank's largest aggregate amount of loans-to-one borrower was $14.1, all of which was performing according to its terms. See "Business--Lending Activities."

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

     Effective January 1, 1994, a risk-based assessment system was implemented by the FDIC. Under the system, the FDIC assigns each institution to one of three capital categories -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications.

     Assessment rates during 1994 and most of 1995 ranged from $0.23 per $100 of deposits for an institution in the highest category to $0.31 of deposits for an institution in the lowest category. On August 8, 1995, the FDIC amended its regulation on assessments to establish a new assessment rate schedule for the BIF ranging from $0.04 per $100 of deposits for an institution in the highest category to $0.31 per $100 of deposits for an institution in the lowest category. The FDIC's new rate schedule for the BIF was made effective with the first day of the month following the month in which the BIF achieved full capitalization to the statutory required 1.25% reserve ratio, which occurred in the second half of 1995.

     The Bank paid $1.3 million in federal deposit insurance premiums to the BIF for the year ended December 31, 1994. As a result of the lowering of BIF rates in August 1995, the Bank paid $824,000 in deposit insurance premiums for the year ended December 31, 1995. Thereafter, the FDIC voted to reduce the BIF assessment schedule even further so that most BIF members, including the Bank, paid a statutory minimum annual assessment rate of $2,000 for 1996. As of the date of this Report, the annual FDIC assessment rate for BIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 1997, the Bank's annual assessment rate was 0.00%.

     The Bank's assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF members to the extent necessary to protect the BIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF reserve ratio again falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC's authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

     On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act eliminated the deposit insurance premium disparity that existed since the second half of 1995 between banks insured by the BIF and thrifts insured by the Savings Association Insurance Fund ("SAIF"). The Act (i) required SAIF institutions to pay a one-time special assessment to bring the SAIF's reserve ratio up to 1.25%,
(ii) requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s, and (iii) requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. Beginning January 1, 1997, the FICO assessment on SAIF institutions is at the rate of $0.065 per $100 of deposits and the FICO assessment on BIF institutions is at the rate of $0.013 per $100 of deposits. These rates are subject to change. The Bank paid $87,000 for its share of the interest due on FICO bonds in 1997.

     Congress is considering various proposals to merge the BIF with the SAIF. See "Risk Factors--Pending Legislation." Adoption of any of these proposals might increase the cost of deposit insurance for all BIF insured institutions, including the Bank.

LIQUIDITY REQUIREMENTS

     The Bank is subject to OTS regulations that require maintenance of an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The OTS may vary the amount of the liquidity requirement by regulation, but only within pre-established statutory limits of no less than 4% and no greater than 10%. For 1996 and the greater part of 1997, OTS regulation set the liquidity requirement at 5%, with a 1% short term liquidity requirement. Amendments to OTS regulations, effective November 27, 1997, reduced the liquidity requirement from 5% to 4% and removed the 1% short term liquidity requirement. In addition, these amendments eliminated the requirement that obligations of FNMA, GNMA and FHLMC must have five years or less remaining until maturity to qualify as a liquid asset. At December 31, 1996 and 1997, the Bank's liquidity ratio, computed in accordance with the OTS requirements prior to the amendment (and therefore excluding FNMA, GNMA and FHLMC obligations with maturities greater than five years), was 10.91% and 13.45%, respectively. At December 31, 1997, the Bank's liquidity ratio, computed in accordance with the OTS requirements, as amended, was 24.53%. Unlike the Bank, the Company is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

QUALIFIED THRIFT LENDER TEST

     Institutions regulated by the OTS are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of its portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (i) making an investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 1997, the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

TRANSACTIONS WITH AFFILIATES

     Transactions between the Bank and any related party or "affiliate" are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity which controls, is controlled by or is under common control with the Bank, including the Company, the Bank's subsidiaries, and any other subsidiary of the Bank or the Company that may be formed or acquired in the future. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Bank's capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. Each loan or extension of credit to an affiliate by the Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition, the Bank may not (i) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under
Section 4(c) of the Bank Company Act, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Bank.

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

     The OTS regulation establishes three tiers of institutions, based primarily on their capital level. Generally, the Tier 1 group is composed of institutions that before and after the proposed distribution meet or exceed all applicable capital requirements and have not been informed by the OTS that they are in need of more than normal supervision. A Tier 1 institution may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus an amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year or
(ii) 75% of net income over the previous four quarters. As applied to the Bank, "surplus capital ratio" means the percentage by which the Bank's ratio of total capital to assets exceeds the ratio of its capital requirement, as modified to reflect any applicable individual minimum capital requirements imposed upon the Bank. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its capital requirement or the OTS notified it that it was in need of more than normal supervision, the

Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under FDICIA, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or
(iii) a leverage ratio of less than 4% (3% in the event that the Bank is assigned a MACRO Rating of 1, the highest examination rating of the OTS for savings institutions). At December 31, 1997, the Bank qualified as a Tier 1 institution for purposes of this regulation. In June 1996, the Bank's Board of Directors declared a dividend of $11.5 million, which was paid to the Company in installment amounts from July to November 1996. The Bank's allowable capital distribution at December 31, 1997 was approximately $21.6 million.

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

     In January of 1998, the OTS proposed amendments to its capital distributions regulation. The amendments would eliminate any requirement for notice or application for cash dividends below a specified amount, provided that the institution making the distribution would remain at least adequately capitalized following the distribution. If adopted as proposed, the proposal would reduce regulatory burden and compliance costs associated with some capital distributions. However, there can be no assurance as to whether the proposal will be adopted or what the provisions of the final amendment might be.

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

     Under current OTS policies, repurchases may be allowed in amounts greater than 5% in the second and third years following the Conversion, provided there are circumstances that would justify such repurchases and the OTS does not object.

     As of December 31, 1997, the Company had repurchased 1,073,850 shares, or 12.45% of the Common Stock issued in the Conversion, at an aggregate cost of $20.2 million. There were 7,864,620 shares of Common Stock outstanding at December 31, 1997. On that date, 302,946 shares remained to be repurchased under the Company's current repurchase program.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 1997, the Bank was required to maintain $14.4 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

ASSESSMENTS

           Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 1997, the Bank's OTS assessments were $164,000 for that period.

BRANCHING

     OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

COMMUNITY REINVESTMENT

     Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution's compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of "2" in its most recent CRA examination which was conducted by the OTS in July 1997. Under OTS regulations, a CRA rating of "2" is the second highest rating available on a scale from "1" to "4" with "1" being assigned to institutions that have an outstanding record of meeting community credit needs and "4" being assigned to institutions that are in substantial noncompliance in meeting community credit needs. An institution that receives a "2" is considered to have a satisfactory record of meeting community credit needs. Institutions that receive unsatisfactory ratings (i.e., "3" or "4") may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings.

YEAR 2000 COMPLIANCE

     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. See "Risk Factors--Year 2000 Compliance."

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

     The OTS' capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At December 31, 1997, the Bank's capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

     TANGIBLE CAPITAL REQUIREMENT. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1997, the Bank had intangible assets consisting of $5.4 million in goodwill and no purchased mortgage servicing rights. At that date, the Bank's tangible capital ratio was 9.11%.

     In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

     CORE CAPITAL REQUIREMENT. The current OTS core capital requirement ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity
(including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 1997, the Bank's core capital was 9.11%.

     Current OTS regulations limit the amount of purchased mortgage servicing rights, together with purchased credit card receivables, includable in core capital to 50% of such capital. At December 31, 1997, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

     RISK-BASED REQUIREMENT. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (i) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (ii) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 1997, the Bank's risk-based capital ratio was 19.76%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

     In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 1997, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk," included in the Annual Report and incorporated herein by reference.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. At December 31, 1997, the Bank was in compliance with these requirements.

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

     As a creditor and financial institution, the Bank is also subject to additional regulations promulgated by the FRB, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Truth-in-Lending Act.

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

     The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1997, the Bank met the criteria to be considered a "well capitalized" institution.

PENDING LEGISLATION

     For a discussion of pending legislation that could impact the Company's business and operations, see "Risk Factors -- Pending Legislation."

COMPANY REGULATION

     The Company is a non-diversified unitary savings and loan holding company within the meaning of HOLA, is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it later forms or acquires. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines pose a serious risk to the Bank. The Bank must notify the OTS 30 days before declaring any dividend to the Company. See "--Restrictions on Dividends and Capital Distributions."

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

     There is, as of the date of this report, proposed legislation pending in Congress that, if passed and enacted, would eliminate the thrift charter and require the Bank to convert to a bank charter and the Company to convert to a bank holding company. In such an event, the Bank will be regulated by the Office of the Comptroller of the Currency and the Company would be regulated by the FRB. Various revisions and alternatives to this legislation have been proposed. There can be no assurance whether any such legislation will be enacted or what the provisions of any such final legislation may be. As a result, management cannot accurately predict the possible impact of such legislation on the Bank or the Company. See "--Risk Factors--Pending Legislation."

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

ITEM 2.  PROPERTIES.
--------------------

     The Bank conducts its business through seven full-service offices. The Bank's main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                     DATE LEASED OR        LEASE EXPIRATION       NET BOOK VALUE AT
                  OFFICE                      LEASED OR OWNED           ACQUIRED                 DATE             DECEMBER 31, 1996
Main Office
     144-51 Northern Blvd.
     Flushing, NY 11354.................           owned                  1972                    NA                  $1,107,048
Broadway Branch
     159-18 Northern Blvd.
     Flushing, NY 11358.................           owned                  1962                    NA                     555,987
Auburndale Branch
     188-08 Hollis Court Blvd.
     Flushing, NY 11358.................           owned                  1991                    NA                     787,406
Springfield Branch
     61-54 Springfield Blvd.
     Bayside, NY 11364..................           leased                 1991                11/30/2001                      --
Bay Ridge Branch
     7102 Third Avenue
     Brooklyn, NY 11209.................           owned                  1991                    NA                     317,133
Irving Place Branch
     33 Irving Place
     New York, NY 10003.................           leased                 1991                11/30/2001                  42,067
New Hyde Park Branch
     661 Hillside Avenue
     New Hyde Park, NY 11040............           leased                 1971                12/31/2011                  18,038


ITEM 3.  LEGAL PROCEEDINGS.
-------------------------------

     The Bank is involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS.
--------------------------------------------------------------------------------

     Flushing Financial Corporation common stock is traded on the Nasdaq National Market and quoted under the symbol "FFIC".

     Information regarding Flushing Financial Corporation common stock and its price for the 1997 fiscal year appears in the Annual Report under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

     As of February 28, 1998, Flushing Financial Corporation had approximately 945 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     In June 1997, the Board of Directors of the Company adopted a dividend policy to pay an annual dividend rate of $0.24 per share of Common Stock, payable in equal quarterly installments, should the earnings of the Company warrant. In accordance with this policy, dividends were paid in 1997 as follows:

                                                                     DIVIDEND
    DECLARATION DATE         RECORD DATE          PAYMENT DATE    PAID PER SHARE
    ----------------         -----------          ------------    --------------
    February 18, 1997        March 10, 1997       March 28, 1997       $0.04
    April 18, 1997           June 6, 1997         June 30, 1997        $0.06
    August 21, 1997          September 9, 1997    September 30, 1997   $0.06
    November 18, 1997        December 10, 1997    December 30, 1997    $0.06


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

     As of December 31, 1997, the Company had repurchased 1,073,850 shares, or 12.45% of the Common Stock issued in the Conversion, at an aggregate cost of $20.2 million. There were 7,864,620 shares of Common Stock outstanding at December 31, 1997. On that date, 302,946 shares remained to be repurchased under the Company's current repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

     Information  regarding  selected financial data appears on pages 5 and 6 of
the  Annual  Report  under  the  caption   "Selected   Financial  Data"  and  is
incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 7 through 17 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information contained in the section captioned "Interest Rate Risk" on page 16 of the Annual Report and in Note 17 of the Notes to Consolidated Financial Statements is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     Information   regarding  the  financial   statements  and  the  Independent
Auditor's Report appears on pages 18 through 42 of the Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

     Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1998 under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

     Information regarding executive compensation appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1998 under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1998 under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears on in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1998 under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Information regarding certain relationships and related transactions appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998 under the caption "Certain Transactions" and is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(A) 1. FINANCIAL STATEMENTS

       The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated herein by this reference:

       o   Consolidated  Statements  of  Condition at December 31, 1997 and 1996

       o Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997

       o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1997

       o Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997

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

(B)    REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 1997

       None

(C) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K [Update]

Exhibit
NUMBER
------
3.1         Articles of Incorporation of Flushing Financial Corporation <F1>
3.2         By-Laws of Flushing Financial Corporation <F1>
10.1        Annual Incentive Plan for Selected Officers <F1>
10.2        Employment Agreements between Flushing Savings Bank, FSB and Certain Officers <F1><F6>
10.3        Employment Agreements between Flushing Financial Corporation and Certain Officers <F2><F6>
10.3(a)     Amendment No. 1 to Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty <F3>
10.3(b)     Amendment to Employment Agreement between Flushing Financial Corporation and Certain Officers (including
            Michael J. Hegarty)<F3>

Exhibit
NUMBER
------
10.3(c)     Amendment No. 3 to Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty, and
            Amendment No. 2 to Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty <F4>
10.4        Special Termination Agreements <F2>
10.5        Employee Severance Compensation Plan of Flushing Savings Bank, FSB <F1>
10.6(a)     Amended and Restated Outside Director Retirement Plan
10.6(b)     Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan <F2>
10.7        Flushing Savings Bank, FSB Supplemental Savings Incentive Plan <F1>
10.8        Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director <F1>
10.8(a)     Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director <F3>
10.8(b)     Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers <F3><F6>
10.9        Employee Benefit Trust Agreement <F1>
10.9(a)     Amendment to the Employee Benefit Trust Agreement
10.10       Loan Document for Employee Benefit Trust <F1>
10.11       Guarantee by Flushing Financial Corporation <F1>
10.12       Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr.<F4>
10.12(a)    Amendment to Gerard P. Tully, Sr. Consulting Agreement
10.13       Flushing Financial Corporation 1996 Restricted Stock Incentive Plan <F7>
10.14       Flushing Financial Corporation 1996 Stock Option Incentive Plan <F7>
10.15       Amendments to 1996 Restricted Stock Incentive Plan <F8>
10.16       Amendments to 1996 Stock Option Incentive Plan <F8>
10.17       Agreement and Plan of Merger as of April 24, 1997, by and between Flushing Financial Corporation, Flushing
            Savings Bank, FSB and New York Federal Savings Bank <F5>
13.1        1997 Annual Report to Shareholders
22.1        Subsidiaries information incorporated herein by reference to Part I - Subsidiary Activities
23.1        Consent of Independent Accountants
27          Financial Data Schedule
99.1        Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998, which will be filed with the
            SEC within 30 days from the date this Form 10-K is filed.
---------------------

<F1>Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
<F2>Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1995.
<F3>Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
<F4>Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.
<F5>Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 1997.
<F6>Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1997.
<F7>Incorporated by reference to Exhibits filed with the Proxy Statement for the Annual Meeting of Stockholders held May 21, 1996.
<F8>Incorporated by reference to Exhibits filed with the Proxy Statement for the Annual Meeting of Stockholders held April 29, 1997.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT, OR AMENDMENT THERETO, TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN NEW YORK, NEW YORK, ON MARCH 27, 1998.


                                               FLUSHING FINANCIAL CORPORATION


                                               By   /s/ JAMES F. MCCONNELL
                                                   -----------------------------
                                                   James F. McConnell
                                                   President and CEO

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

SIGNATURE                                   TITLE                                                                DATE
---------                                   -----                                                                ----

      /S/ JAMES F. MCCONNELL                Director, President (Principal Executive Officer)            March 27, 1998
-------------------------------------------
      James F. McConnell


      /S/ GERARD P. TULLY, SR.              Director, Chairman                                           March 27, 1998
-------------------------------------------
      Gerard P. Tully, Sr.


      /S/ MONICA C. PASSICK                 Treasurer (Principal Financial and Accounting Officer)       March 27, 1998
-------------------------------------------
      Monica C. Passick


      /S/ ROBERT A. MARANI                  Director                                                     March 27, 1998
-------------------------------------------
      Robert A. Marani

SIGNATURE                                   TITLE                                                                DATE
---------                                   -----                                                                ----

      /S/ JOHN O. MEAD                      Director                                                     March 27, 1998
-------------------------------------------
      John O. Mead


      /S/ MICHAEL J. HEGARTY                Director                                                     March 27, 1998
-------------------------------------------
      Michael J. Hegarty


                                           Director                                                      March   , 1998
-------------------------------------------
      Franklin F. Regan, Jr.


      /S/ JOHN E. ROE, SR.                  Director                                                     March 27, 1998
-------------------------------------------
John E. Roe, Sr.


      /S/ MICHAEL J. RUSSO                  Director                                                     March 27, 1998
-------------------------------------------
Michael J. Russo


      /S/ JOHN M. GLEASON                   Director                                                     March 27, 1998
-------------------------------------------
John M. Gleason


      /S/ VINCENT F. NICOLOSI               Director                                                     March 27, 1998
-------------------------------------------
Vincent F. Nicolosi


Flushing Financial Corporation
SELECTED FINANCIAL DATA

====================================================================================================================================
At and for the years ended December 31,                       1997           1996              1995          1994            1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets(1) ........................................    $1,088,476    $  775,343        $  708,384     $  592,014     $  615,501
Loans, net .............................................       598,421       382,781           280,126        252,116        254,591
Securities held to maturity ............................            --            --                --         90,945         58,129
Securities available for sale ..........................       356,712       331,895           381,447        195,978        249,639
Real estate owned, net .................................           433         1,218             1,869          3,468          7,762
Deposits ...............................................       655,911       584,479           559,864        532,141        561,456
Borrowed funds .........................................       287,187        51,000                --         10,000             --
Stockholders' equity ...................................       136,443       133,281           141,330         40,115         45,345
Book value per share(2) ................................         17.35         16.15             16.39             --             --

Selected Operating Data
Interest and dividend income ...........................    $   66,866    $   55,061        $   44,705     $   42,511     $   43,604
Interest expense .......................................        34,795        26,302            22,898         19,440         20,030
                                                            ------------------------------------------------------------------------
    Net interest income ................................        32,071        28,759            21,807         23,071         23,574
Provision for loan losses ..............................           104           418               496            246          2,522
                                                            ------------------------------------------------------------------------
    Net interest income after provision
      for loan losses ..................................        31,967        28,341            21,311         22,825         21,052
                                                            ------------------------------------------------------------------------
Non-interest income:
  Net gains (losses) on sales of securities
    and loans ..........................................            67           126              (316)          (122)         2,004
  Amortization of deferred gain from
    sale of real estate ................................            --            --             2,784             --             --
  New York State gains tax refund ......................            --            --               387             --             --
  Other income .........................................         2,596         1,623             1,830          1,321          1,426
                                                            ------------------------------------------------------------------------
    Total non-interest income ..........................         2,663         1,749             4,685          1,199          3,430
                                                            ------------------------------------------------------------------------
Non-interest expense:
  Other operating expenses .............................        19,324        18,224            17,358         16,258         16,763
  Recovery (Provision) for deposits at Nationar ........            --          (660)              660             --             --
  Conversion expenses ..................................            --            --             2,222             --             --
                                                            ------------------------------------------------------------------------
    Total non-interest expense .........................        19,324        17,564            20,240         16,258         16,763
                                                            ------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of changes in accounting principles ...........        15,306        12,526             5,756          7,766          7,719
Income tax provision ...................................         6,775         5,811             2,470          3,331          3,114
                                                            ------------------------------------------------------------------------
Income before cumulative effect of changes
  in accounting principles .............................         8,531         6,715             3,286          4,435          4,605
Net cumulative effect of change
  in accounting principle ..............................            --            --                --             --            718
                                                            ------------------------------------------------------------------------
    Net income .........................................    $    8,531    $    6,715        $    3,286     $    4,435     $    5,323
====================================================================================================================================
Basic earnings per share(3) ............................    $     1.20    $     0.86    Not meaningful             --             --
Diluted earnings per share(3) ..........................    $     1.18    $     0.86    Not meaningful             --             --
Dividends declared per share ...........................    $     0.22    $     0.08                --             --             --

                                                                                                   (Footnotes on the following page)

Flushing Financial Corporation
SELECTED FINANCIAL DATA

====================================================================================================================================
At and for the years ended December 31,                            1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios and Other Data
Performance ratios:
  Return on average assets(4) ...........................          0.96%          0.89%          0.53%          0.70%          0.76%
  Return on average equity(4) ...........................          6.41           4.90           6.08          10.66          11.05
  Average equity to average assets ......................         15.00          18.17           8.70           6.56           6.86
  Equity to total assets ................................         12.53          17.19          19.95           6.78           7.37
  Interest rate spread during period ....................          3.06           3.29           3.51           3.82           3.95
  Net interest margin ...................................          3.74           4.01           3.74           3.90           4.10
  Non-interest expense to average assets ................          2.18           2.33           3.26           2.56           2.76
  Efficiency ratio ......................................         53.91          58.33          64.69          65.48          62.05
  Average interest-earning assets to average
    interest-bearing liabilities ........................         1.17x          1.20x          1.06x          1.03x          1.04x

Regulatory capital ratios(5):
  Tangible capital ......................................          9.11%         12.67%         14.85%          7.87%          7.37%
  Core capital ..........................................          9.11          12.67          14.85           7.87           7.37
  Total risk-based capital ..............................         19.76          27.43          30.48          17.01          13.93

Asset quality ratios:
  Non-performing loans to gross loans(6) ................          0.41%          0.62%          1.74%          2.05%          4.47%
  Non-performing assets to total assets(7) ..............          0.27           0.47           0.97           1.48           3.16
  Net charge-offs to average loans ......................          0.01           0.09           0.21           0.24           0.47
  Allowance for loan losses to gross loans ..............          1.07           1.39           1.85           2.07           2.19
  Allowance for loan losses to total
    non-performing assets(7) ............................        223.94         149.94          77.52          61.17          29.41
  Allowance for loan losses to total
    non-performing loans(6) .............................        263.38         225.79         106.61         101.11          48.94

Full-service customer facilities ........................             7              7              7              7              7

(1) Includes the effect of the acquisition of New York Federal Savings Bank on September 9, 1997 in a purchase transaction valued at approximately $13.0 million in cash.

(2) Calculated by dividing net equity of $136.4 million and $133.3 million at December 31, 1997 and 1996, respectively, by 7,864,620 and 8,250,497 shares outstanding at December 31, 1997 and 1996, respectively.

(3) The Company completed its initial public offering on November 21, 1995. Earnings of the Company from the period November 21, 1995 through December 31, 1995 year end were $655,000 which, based on 7,935,552 weighted average shares outstanding for the same period, equals to $0.08 per share. The shares held in the Company's Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share. Unvested restricted stock awards are not included in basic earnings per share calculations, but are included in diluted earnings per share calculations. Weighted average shares outstanding for the years ended December 31, 1997 and 1996, for basic earnings per share calculations, were 7,106,406 and 7,801,029, respectively, and for diluted earnings per share calculations, were 7,210,433 and 7,844,705, respectively, in conformance with SFAS 128.

(4) Fiscal year 1993 reflects income before cumulative effects of changes in accounting principles.

(5) The Bank exceeded all minimum regulatory capital requirements during the periods presented.

(6) Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.

(7) Non-performing assets consists of non-performing loans and real estate owned.

Market Price of Common Stock

Flushing Financial Corporation Common Stock is traded on the Nasdaq National Market under the symbol "FFIC". As of December 31, 1997, the Company had approximately 970 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. At December 31, 1997, the last trading date in 1997 for Nasdaq, the Company's common stock closed at $23.875. The following table shows the high and low closing sales price of the Common Stock during the period indicated. The Common Stock began trading November 21, 1995.

                                                 1997                 1996
--------------------------------------------------------------------------------
                                            High       Low       High       Low
================================================================================

First Quarter...........................   $21.50    $17.38     $15.63    $14.38
Second Quarter..........................    23.75     17.75      17.25     14.75
Third Quarter...........................    24.63     20.00      18.88     16.25
Fourth Quarter..........................    24.75     21.00      19.00     17.63

Disclosure of the frequency and the amount of cash dividends declared on the Common Stock for the two most recent fiscal years is contained in the table at
Note 21 of the Notes to Consolidated Financial Statements. Certain restrictions that limit the Company's ability to pay dividends are discussed in this Annual Report under the caption "Liquidity, Regulatory Capital and Capital
Resources".

Flushing Financial Corporation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


General

Flushing Financial Corporation ("Holding Company") is the parent holding company for Flushing Savings Bank, FSB ("Bank"), a federally chartered stock savings bank. On November 21, 1995, the Bank completed its Conversion ("Conversion") from a federally chartered mutual savings bank to a federally chartered stock savings bank. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively the "Company"), but reflects principally the Bank's activities. Unless otherwise indicated, for periods prior to November 21, 1995, the date the Holding Company acquired the Bank, reference to the Company reflects only the Bank's activities.

The Company's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations, primarily in (i) originations and purchases of multi-family income-producing property loans, commercial real estate loans and one-to-four family residential mortgage loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans and Small Business Administration loans.

The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and security portfolios and its cost of funds, consisting primarily of interest paid on deposit accounts and borrowed funds. Net interest income is the result of the Company's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, and the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned ("REO"). Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

The Company has in the past increased growth through acquisitions of financial institutions or branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as opportunities arise. On September 9, 1997, the Holding Company acquired New York Federal Savings Bank ("New York Federal") and merged it with the Bank in a cash transaction that is immediately accretive to earnings, valued at approximately $13 million. With this purchase, the Bank acquired $75.1 million in real estate loans, $2.0 million in Small Business Administration loans, and $48.4 million in deposits. This acquisition enhanced the Bank's multi-family and commercial real estate lending businesses and provided entry into the Small Business Administration loan market.

In November of 1997, the Bank established a wholly owned real estate investment trust subsidiary, Flushing Preferred Funding Corporation ("FPFC"), and transferred $256.7 million in real estate loans from the Bank to FPFC. The assets transferred to FPFC are viewed by regulators as part of the Bank's assets in consolidation. However, the establishment of FPFC provides an additional vehicle for access by the Company to the capital markets for future investment opportunities. In addition under current law, all income earned by FPFC and distributed to the Bank in the form of a dividend has the effect of reducing the Company's New York State and New York City income tax expense.

Statements contained in this Annual Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the third paragraph of this section, and under captions "Management Strategy", "Comparison of Operating Results for the Years Ended December 31, 1997 and 1996", "Comparison of Operating Results for the Years Ended December 31, 1996 and 1995" and "Other Trends and Contingencies" below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company has no obligations to update these forward-looking statements.

Flushing Financial Corporation

Flushing Savings Bank, FSB

The Bank was organized in 1929 as a New York State chartered mutual savings bank. On May 10, 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. As a federal savings bank, the Bank's primary regulator is the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

Management Strategy

Management's strategy is to continue the Bank's focus as a consumer-oriented institution serving its local markets. In furtherance of this objective, the Company intends to (1) continue its emphasis on the origination of multi-family real estate, commercial real estate and one-to-four family residential mortgage lending, (2) seek to maintain asset quality, (3) seek to manage deposit growth and maintain low cost of funds, and (4) seek to manage interest rate risk. The Company has in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings. There can be no assurance that the Company will be able to effectively implement this strategy. The Company's strategy is subject to change by the Board of Directors.

Multi-Family Real Estate, Commercial Real Estate and One-to-Four Family Lending. The Company has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include adjustable rate mortgage ("ARM") loans, fixed rate mortgage loans and home equity loans. However, in recent years, the Company has also placed emphasis on multi-family and commercial real estate loans. The Company expects to continue its emphasis on multi-family and commercial real estate loans as well as on one-to-four family residential mortgage loans. At December 31, 1997, the Company's multi-family real estate loans, commercial real estate loans and one-to-four family residential mortgage loans amounted to $230.2 million (37.95%), $68.2 million (11.24%) and $301.4 million (49.66%), respectively, of gross loans.

The Company seeks to increase its originations of multi-family real estate, commercial real estate and one-to-four family loans through more aggressive marketing and by maintaining competitive interest rates and origination fees. The Company's marketing efforts include advertising in its local markets and frequent contacts with mortgage brokers and other professionals who serve as referral sources. As part of these efforts, the Company established relationships with mortgage bankers who originate one-to-four family mortgage loans in the New York metropolitan area that are then purchased by the Company. Purchases of such loans increased from $39.9 million during 1996 to $50.0 million during 1997. The acquisition of New York Federal in September of 1997 also augmented the Company's market share, adding $62.4 million of multi-family real estate loans, $11.7 million of commercial real estate loans and $0.9 million of one-to-four family loans at the time of the acquisition. The acquisition of New York Federal also expanded the Bank's line of loan products with the acquisition of $2.0 million in Small Business Administration loans.

Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family income-producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to a greater credit risk than one-to-four family residential mortgage loans. The Company's increased emphasis on multi-family and commercial real estate loans could increase the overall level of credit risk inherent in the Company's loan portfolio. The greater risk associated with multi-family and commercial real estate loans may require the Company to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company.

Maintain Asset Quality. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs declining $266,000 to $46,000 for the year ended December 31, 1997. The Company has continued to strengthen its loan portfolio, as evidenced by the increase in the Company's ratio of allowance for loan losses to non-performing loans from 225.79% at December 31, 1996 to 263.38% at December 31, 1997. The Company seeks to maintain its loans in performing status through, among other things, strict collection efforts and consistent monitoring of non-performing assets. To this end, the Company maintains an internal loan review committee that reviews the quality of loans and reports to the Loan Committee of the Board of Directors of the Bank on a monthly basis. From time to time, the Company has sold and may continue to make sales of non-performing assets. Non-performing assets declined to $2.9 million at December 31, 1997 from $3.6 million at December 31, 1996. Non-performing assets as a percentage of total assets declined from 0.47% at December 31, 1996 to 0.27% at December 31, 1997.

Flushing Financial Corporation

Managing Deposit Growth and Maintaining Low Cost of Funds. The Company has a relatively stable retail deposit base drawn from its market area through its seven full-service offices. Although the Company seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Company seeks to keep deposit growth within reasonable limits. During the current low interest rate environment, the Bank has experienced a shift by depositors from low-cost savings, NOW and money market accounts to higher cost certificate of deposit accounts. Management intents to balance its goal to remain competitive in interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. Historically, the Company has relied on its deposit base as its principal source of funding. In May 1994, the Bank became a member of the Federal Home Loan Bank of New York ("FHLB-NY"), which provides it with an additional source of relatively low cost borrowing which the Company has increasingly utilized.

Managing Interest Rate Risk. The Company seeks to reduce its exposure to interest rate risk by managing the interest rate sensitivity of its assets. The mix of loans originated by the Company (fixed-rate or ARM) is determined in large part by borrowers' preferences, and the proportion of loans originated as fixed-rate loans may increase should interest rates decline. The Company seeks to adjust the interest rate sensitivity of its assets by retaining ARM loans it originates, purchasing additional ARM loans or adjustable-rate mortgage-backed securities and fixed-rate mortgage-backed securities with remaining estimated lives of less than five years. In order to maintain flexibility in managing the Company's interest rate sensitive assets, substantially all of the fixed-rate residential mortgage loans originated by the Company since 1990 were made in conformance with Federal National Mortgage Association ("FNMA") requirements to facilitate sale in the secondary market.

Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancings to lower than original interest rates may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with the Company's investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company's loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offset the reduced yield on the Company's loan portfolio resulting from prepayments. In periods of low interest rates, the Company's level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Company, which in turn may increase the Company's cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized.


Interest Rate Sensitivity Analysis

A financial institution's exposure to the risks of changing interest rates may be analyzed, in part, by examining the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring the institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period. Accordingly, a positive gap may enhance net interest income in a rising rate environment and reduce net interest income in a falling rate environment. Conversely, a negative gap may enhance net interest income in a falling rate environment and reduce net interest income in a rising rate environment.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage-backed securities are based on national averages. Passbook and Money Market accounts were assumed to have a withdrawal or "run-off" rate of 3% and 7%, respectively, based on historical experience. Management believes that these assumptions are indicative of actual prepayments and withdrawals experienced by the Company.

Flushing Financial Corporation

                                            ----------------------------------------------------------------------------------------
                                                            Interest Rate Sensitivity Gap Analysis At December 31, 1997
                                            ----------------------------------------------------------------------------------------
                                                                   More than     More than     More than
                                             Three       Three      One Year    Three Years   Five Years
                                             Months    Months to    to Three      to Five       to Ten      More than
                                            and Less    One Year     Years         Years         Years      Ten Years       Total
====================================================================================================================================
Interest-Earning Assets                                                    (Dollars in thousands)
Mortgage loans(1) .......................   $ 17,830    $ 79,552     $167,046     $175,386      $131,036    $  31,709    $  602,559
Other loans(1) ..........................         --          --        4,175           --            --           --         4,175
Short-term securities(2) ................     82,095          --           --           --            --           --        82,095
Securities available for sale:
  Mortgage-backed securities(3) .........     12,498      44,339       32,746       39,973        54,816       32,738       217,110
  Other(3) ..............................      9,927      14,421       32,139        4,055        73,041        6,019       139,602
                                            ----------------------------------------------------------------------------------------
    Total interest-earning assets .......    122,350     138,312      236,106      219,414       258,893       70,466     1,045,541
                                            ----------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Passbook accounts .......................      1,627       4,881       12,389       11,603        25,886      145,282       201,668
NOW accounts ............................         --          --           --           --            --       23,825        23,825
Money market accounts ...................        433       1,299        3,092        2,653         5,101       10,948        23,526
Certificate of deposit accounts .........     99,757     130,034      122,644       24,539         5,755           --       382,729
Mortgagors' escrow deposits .............         --          --           --           --            --        2,074         2,074
                                            ----------------------------------------------------------------------------------------
Borrowed funds ..........................     15,425      25,795      140,852      104,760            --          355       287,187
                                            ----------------------------------------------------------------------------------------

    Total interest-bearing liabilities(4)   $117,242    $162,009     $278,977     $143,555      $ 36,742    $ 182,484    $  921,009

Interest rate sensitivity gap ...........   $  5,108    $(23,697)    $(42,871)    $ 75,859      $222,151    $(112,018)   $  124,532
Cumulative interest-rate sensitivity gap    $  5,108    $(18,589)    $(61,460)    $ 14,399      $236,550    $ 124,532    $  124,532
Cumulative interest-rate sensitivity gap
  as a percentage of total assets(5) ....       0.47%      (1.71)%      (5.65)%       1.32%        21.73%       11.44%        11.44%
Cumulative net interest-earning
  assets as a percentage of
  interest-bearing liabilities ..........     104.36%      93.34%       88.99%      102.05%       132.03%      121.17%       121.17%

(1) For purposes of the gap analysis, gross mortgage and other loans are reduced for non-performing loans.

(2)  Consists of interest-earning deposits.

(3)  Securities available for sale are presented at their amortized cost.

(4) Does not include non-interest-bearing demand accounts totaling $22.1 million at December 31, 1997.

(5) The Company's one year cumulative gap ratio improved from -11.32% at December 31, 1996 to -1.71% at December 31, 1997. This improvement reflects the increase of $54.6 million in short-term securities as management took advantage of certain low cost funding opportunities at year-end.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar estimated maturities or periods to repricing, they may react in differing degrees to changes in market interest rates and may bear rates that differ in varying degrees from the rates that would apply upon maturity and reinvestment or upon repricing. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in the level of interest rates, prepayments on loans and mortgage-backed securities, and deposit withdrawal or "run-off" levels, would likely deviate materially from those assumed in calculating the above table. In the event of an interest rate increase, some borrowers may be unable to meet the increased payments on their adjustable-rate debt. The interest rate sensitivity analysis assumes that the nature of the Company's assets and liabilities remains static. Interest rates may have an effect on customer preferences for deposits and loan products. Finally, the maturity and repricing characteristics of many assets and liabilities as set forth in the above table are not governed by contract but rather by management's best judgement based on current market conditions and anticipated business strategies.

Flushing Financial Corporation

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and the consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

====================================================================================================================================
For the years ended December 31,               1997                            1996                           1995
------------------------------------------------------------------------------------------------------------------------------------
                                                          Average                           Average                          Average
                                     Average               Yield/    Average                 Yield/    Average               Yield/
                                     Balance    Interest    Cost     Balance    Interest      Cost     Balance    Interest    Cost
                                     ----------------------------------------------------------------------------------------------
Assets                                                                (Dollars in thousands)
Interest-earning assets:
  Mortgage loans, net(1)(2)(3) ...   $491,834   $ 41,835     8.51%   $324,427    $ 28,940      8.92%   $261,738   $ 24,209     9.25%
  Other loans, net(1)(2) .........      2,268        227    10.01       1,997         221     11.07       2,774        277     9.99
  Mortgage-backed securities .....    180,615     12,651     7.00     160,371      10,422      6.50     180,178     11,603     6.44
  Other securities ...............    151,400     10,422     6.88     215,772      14,698      6.81     119,343      7,507     6.29
  Interest-earning deposits
    and federal funds sold .......     30,871      1,731     5.61      14,414         780      5.41      19,344      1,110     5.74
                                     ----------------------------    ------------------------------    ----------------------------
Total interest-earning assets ....    856,988     66,866     7.80     716,981      55,061      7.68     583,377     44,706     7.66
                                                -----------------                ------------------               -----------------
Non-interest-earning assets ......     30,076                          36,736                            37,934
                                     --------                        --------                          --------
  Total assets ...................   $887,064                        $753,717                          $621,311
                                     ========                        ========                          ========
Liabilities and Equity
Interest-bearing liabilities:
  Deposits:
    Passbook accounts ............   $206,196   $  5,884     2.85%   $214,843       6,142      2.86    $227,740      6,475     2.84
    NOW accounts .................     22,679        432     1.90      19,483         370      1.90      18,520        349     1.88
    Money market accounts ........     24,367        692     2.84      26,470         741      2.80      31,145        869     2.79
    Certificate of
      deposit accounts ...........    342,898     19,487     5.68     296,867      16,848      5.68     260,462     14,597     5.60
    Subscription deposits ........         --         --       --          --          --        --       4,261        118     2.77
    Mortgagors'
      escrow deposits ............      6,044         71     1.17       4,292          63      1.47       4,136         57     1.38
Securities sold with the
  agreement to repurchase ........         --         --       --          --          --        --         395         25     6.33
Other borrowed funds .............    132,274      8,229     6.22      36,396       2,099      5.77       4,767        337     7.07
Other interest-bearing liabilities         --         --       --         457          39      8.53         757         72     9.51
                                     ----------------------------------------------------------------------------------------------

Total interest-bearing liabilities    734,458     34,795     4.74     598,808      26,302      4.39     552,183     22,899     4.15
                                     --------   -----------------                ------------------               -----------------
Other liabilities(4) .............     19,570                          17,975                            15,087
                                     --------                        --------                          --------
  Total liabilities ..............    754,028                         616,783                           567,270
Equity ...........................    133,036                         136,934                            54,041
                                     --------                        --------                          --------
  Total liabilities and equity ...   $887,064                        $753,717                          $621,311
                                     ========                        ========                          ========
Net interest income/net
  interest rate spread(5) ........              $ 32,071     3.06%               $ 28,759      3.29%              $ 21,807     3.51%
                                                =================                ==================               =================

Net interest-earning assets/net
  interest margin(6) .............   $122,530                3.74%   $118,173                  4.01%              $ 31,194     3.74%
Ratio of interest-earning assets
  to interest-bearing liabilities                            1.17x                             1.20x                           1.06x

(1)  Average balances include non-accrual loans.

(2) Loan interest income includes loan fee income of approximately $912,000, $1.0 million and $784,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(3) Includes for 1995 a $371,000 non-recurring interest payment related to one loan sold in a prior period. Had this payment not been made, average yield on mortgage loans for 1995 would have been 9.11%.

(4)  Includes non-interest-bearing demand deposit accounts.

(5) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Flushing Financial Corporation

Rate/Volume Analysis

The following table presents the impact of changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities on the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by the prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by the prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                               ---------------------------------------------------------------------
                                                                           Increase (Decrease) in Net Interest Income
                                                               ---------------------------------------------------------------------
                                                                Year Ended December 31, 1997         Year Ended December 31, 1996
                                                                   Compared to Year Ended               Compared to Year Ended
                                                                      December 31, 1996                    December 31, 1995
                                                               ---------------------------------------------------------------------
                                                                      Due to                              Due to
                                                               --------------------                --------------------
                                                                Volume       Rate         Net       Volume       Rate         Net
====================================================================================================================================
                                                                                   (Dollars in thousands)
Interest-Earning Assets
Mortgage loans, net ........................................   $ 14,933    $ (2,038)   $ 12,895    $  5,799    $ (1,068)   $  4,731
Other loans ................................................         30         (24)          6         (78)         22         (56)
Mortgage-backed securities .................................      1,316         913       2,229      (1,276)         95      (1,181)
Interest-earning deposits and federal funds sold ...........        890          61         951        (283)        (47)       (330)
Other securities ...........................................     (4,384)        108      (4,276)      6,065       1,126       7,191
                                                               ---------------------------------------------------------------------
  Total interest-earning assets ............................     12,785        (980)     11,805      10,227         128      10,355
                                                               ---------------------------------------------------------------------
Interest-Bearing Liabilities
Deposits:
  Passbook accounts ........................................       (258)         --        (258)       (333)         --        (333)
  NOW accounts .............................................         62          --          62          21          --          21
  Money market accounts ....................................        (59)         10         (49)       (128)         --        (128)
  Certificate of deposit accounts ..........................      2,615          24       2,639       2,039         212       2,251
  Subscription deposits ....................................         --          --          --        (118)         --        (118)
  Mortgagors' escrow deposits ..............................          8          --           8           6          --           6
Other borrowed funds .......................................      5,532         598       6,130       2,211        (474)      1,737
Other interest-bearing liabilities .........................        (39)         --         (39)        (33)         --         (33)
                                                               ---------------------------------------------------------------------
  Total interest-bearing liabilities .......................      7,861         632       8,493       3,665        (262)      3,403
                                                               ---------------------------------------------------------------------
Net change in net interest income ..........................   $  4,924    $ (1,612)   $  3,312    $  6,562    $    390    $  6,952
====================================================================================================================================

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996

General. Net income increased $1.8 million from $6.7 million for the year ended December 31, 1996 to $8.5 million for the year ended December 31, 1997. This was due primarily to an increase of $3.3 million in net interest income, partially offset by an increase of $1.8 million in non-interest expense.

Interest Income. Interest income increased $11.8 million, or 21.44%, to $66.9 million for the year ended December 31, 1997 from $55.1 million for the year ended December 31, 1996. This increase was primarily due to an additional $12.9 million in interest and fees on loans during 1997, offset in part by a $2.0 million decrease in interest and dividends on investment securities. The increase in interest and fee income from loans resulted from higher average loan balances which increased from $326.4 million for 1996 as compared to $494.1 million for 1997. The decline in interest and dividend income from investment securities was the result of a $44.1 million dollar decline in the average balance of investment securities during 1997 as compared to 1996. Other interest income also increased by $1.0 million due to an increase in the average balance of federal funds sold.

Flushing Financial Corporation

Interest Expense. Interest expense increased $8.5 million, or 32.29%, from $26.3 million for the year ended December 31, 1996 to $34.8 million for the year ended December 31, 1997. The increase in interest expense was due primarily to a $95.9 million increase in the average balances of borrowed funds from $36.4 million for 1996 as compared to $132.3 million for 1997. The Company has increased its usage of FHLB-NY advances as an alternative source of funding to leverage its highly capitalized balance sheet. The increase in the average balances for deposits from $557.7 million for 1996 to $596.1 million for 1997 have also contributed to the increase in interest expense. The increase in deposits also reflects a shift in depositor preferences from lower cost passbook and money market accounts to higher cost certificate of deposit accounts.

Net Interest Income. Net interest income for the year ended December 31, 1997 totaled $32.1 million, an increase of $3.3 million from 1996 net interest income of $28.8 million. Net interest margin, however, declined 27 basis points from 4.01% for the year ended December 31, 1996 to 3.74% for the year ended December 31, 1997. This decline in margin was the result of a 35 basis point increase in the average cost of funds from 4.39% for 1996 to 4.74% for 1997 as the Company increased utilization of borrowed funds and interest rates on deposits increased due to the shift in deposit mix. Partially offsetting this decline in margin was a 12 basis point increase in the average yield of interest-earning assets, primarily as a result of an increase in multi-family and commercial real estate loans. Interest rate spread also declined by 23 basis points from 3.29% for 1996 to 3.06% for 1997. Despite this decline in margin and spread, the actual dollar amount of net interest income earned increased 11.51% from 1996 to 1997 due to the increased loan volume.

Provision for Loan Losses. Provision for loan losses for the year ended December 31, 1997 was $104,000 as compared to $418,000 for the year ended December 31, 1996. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, local and national economic conditions, overall portfolio quality and review of specific problem loans. As a result of sales of non-performing assets, which reduced the total volume of non-performing loans held by the Company, the ratio of non-performing loans to gross loans improved from 0.62% at December 31, 1996 to 0.41% at December 31, 1997. Also as a result of the reduction in the overall level of non-performing loans, the Company's allowance for loan losses as a percentage of non-performing loans increased from 225.79% at December 31, 1996 to 263.38% at December 31, 1997. The ratio of allowance for loan losses to gross loans was 1.07% and 1.39% at December 31, 1997 and 1996, respectively. Net charge-offs declined $266,000 from $312,000 for the year ended December 31, 1996 to $46,000 for the year ended December 31, 1997.

Non-Interest Income. Non-interest income for the year ended December 31, 1997 totaled $2.7 million, an increase of $914,000 from 1996 levels. The increase was due to a planned increase in loan and other fees and the receipt of $436,000 associated with settlements of contract disputes, offset in part by a decline in gain on sales of securities.

Non-Interest Expense. Non-interest expense for the year ended December 31, 1997 totaled $19.3 million, representing an increase of $1.8 million from the year ended December 31, 1996. This increase was primarily attributable to the acquisition of New York Federal in September 1997, and by a onetime recovery of provision for deposits at Nationar in 1996 of $660,000. The effect of these factors was offset in part by a $430,000 decline in professional service expense and a $592,000 decline in data-processing expense as the Company converted to a new data processor in 1997.

Income Tax Provisions. Income tax expense for the year ended December 31, 1997 totaled $6.8 million, as compared to $5.8 million for the year ended December 31, 1996. This represents a decline of 2.13% in the effective tax rate of 46.39% for the year ended December 31, 1996 to 44.26% for the year ended December 31, 1997. This decline reflects the ancillary benefit of the Bank's implementation of a real estate investment trust in November of 1997.

Comparison of Operating Results for the Years Ended December 31, 1996 and 1995

General. Net income increased $3.4 million from $3.3 million for the year ended December 31, 1995 to $6.7 million for the year ended December 31, 1996. The increase was due primarily to an increase of $7.0 million, or 31.88%, in net interest income less related tax effect.

Interest Income. Interest income increased $10.4 million, or 23.16%, to $55.1 million for the year ended December 31, 1996 from $44.7 million for the year ended December 31, 1995. This increase was primarily due to an additional $4.7 million in interest and fee income on loans and an additional $6.0 million in interest and dividend income on securities during 1996 as compared to 1995. The increase in interest income from loans and securities was the result of higher average balances in mortgage loans and investment securities. The average balance of mortgage loans increased 23.95%, or $62.7 million

Flushing Financial Corporation

from $261.7 million for 1995 to $324.4 million for 1996. The average balance of investment securities increased $76.6 million from $299.5 million for 1995 to $376.1 million for 1996. The increase in interest income on loans and securities was offset in part by a $330,000 decline in other interest income due to a $4.9 million decline in the average balance of federal funds sold and overnight interest-earning deposits from $19.3 million for 1995 to $14.4 million for 1996.

Interest Expense. Interest expense increased $3.4 million, or 14.86%, from $22.9 million for the year ended December 31, 1995 to $26.3 million for the year ended December 31, 1996. The increase in interest expense was due primarily to shifts in deposits from lower cost passbook and money market accounts to higher cost certificate of deposit accounts, and increased usage of borrowed funds. The average balances of certificates of deposit accounts increased $36.4 million from $260.5 million for the year ended December 31, 1995 to $296.9 million for the year ended December 31, 1996, while the average balances of passbook and money market accounts declined $12.9 million and $4.7 million, respectively, from 1995 as compared to 1996. The Bank also increased usage of FHLB-NY advances during 1996 as an alternative source of low cost funding to leverage its highly capitalized balance sheet. As a result, average balances for borrowed funds increased $31.3 million from $5.1 million for the year ended December 31, 1995 to $36.4 million for the year ended December 31, 1996.

Net Interest Income. Net interest income for the year ended December 31, 1996 totaled $28.8 million, a $7.0 million increase from 1995 net interest income of $21.8 million. This increase occurred primarily as a result of the $10.4 million increase in interest income, offset in part by the $3.4 million increase in interest expense. The net interest margin increased 27 basis points from 3.74% for the year ended December 31, 1995 to 4.01% for the year ended December 31, 1996. However, as a result of declining interest rates on mortgage loans, increasing interest rates on deposits due to the shift in deposit mix, and increased utilization of borrowed funds, the interest rate spread decreased 22 basis points from 3.51% for the year ended December 31, 1995 to 3.29% for the year ended December 31, 1996.

Provision for Loan Losses. Provision for loan losses for the year ended December 31, 1996 was $418,000 as compared to $496,000 for the year ended December 31, 1995. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, which increased $103.0 million, or 35.92%, from $286.8 million at December 31, 1995, and local and national economic conditions. As a result of sales of non-performing loans which reduced the total volume of non-performing loans held by the Company, the ratio of non-performing loans to gross loans improved from 1.74% at December 31, 1995 to 0.62% at December 31, 1996. As a result of the reduction in the overall level of non-performing loans, the Company's allowance for loan losses as a percentage of non-performing loans increased from 106.61% at December 31, 1995 to 225.79% at December 31, 1996. The ratio of allowance for loan losses to gross loans was 1.39% and 1.85% at December 31, 1996 and 1995, respectively.

Non-Interest Income. Non-interest income for the year ended December 31, 1996 totaled $1.7 million, a decrease of $2.9 million from 1995 levels. The decrease was primarily attributable to certain one time items recorded during the 1995 period consisting of amortization of deferred gains from the sale of real estate amounting to $2.8 million and the receipt of a $387,000 refund of New York State gains tax.

Non-Interest Expense. Non-interest expense for the year ended December 31, 1996 totaled $17.6 million, representing a decrease of $2.7 million from the year ended December 31, 1995. This decrease was primarily due to the nonrecurrence of a one-time write-off in 1995 of $2.2 million of deferred costs that were incurred in connection with the Conversion through March 31, 1995, and the recovery in 1996 of $660,000 loss provision made in 1995 for $4.4 million in demand deposits at Nationar, a New York State chartered trust company, which were frozen by the Superintendent of Banks of the State of New York pending the outcome of the Superintendent's liquidation of Nationar. The Company received back all of its deposits in 1996 and the $660,000 loss provision was recovered. The decline in non-interest expenses was also aided by an $822,000 decrease in federal deposit insurance premium from $824,000 for the year ended December 31, 1995 to $2,000 for the year ended December 31, 1996 as a result of a reduction by the FDIC in assessment rate, and a $637,000 decrease in directors' pension expense due to one time expenses incurred in 1995 related to the establishment of the plan. The decreases in non-interest expense were offset in part by an increase of $686,000 in salaries and employee benefits and additional expenses associated with being a publicly held company and costs associated with a proposed change in the Company's provider of data processing systems being implemented as part of the Company's strategy to enhance its systems to improve efficiencies.

Flushing Financial Corporation

Income Tax Provisions. Income tax expense for the year ended December 31, 1996 totaled $5.8 million, as compared to $2.5 million for the year ended December 31, 1995. This increase of $3.3 million, or 135.24%, was due to a 117.63% increase in income before taxes from $5.8 million for the year ended December 31, 1995 to $12.5 million for the year ended December 31, 1996. The effective tax rate for the year ended December 31, 1996 also increased to 46.39% from 42.92% for the year ended December 31, 1995. This increase in effective tax rates was partially the result of the repeal of favorable tax laws regarding provision for loan losses during 1996.

Liquidity, Regulatory Capital and Capital Resources

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. The Bank has an over-night line of credit of approximately $36.4 million with the FHLB-NY. In total, as of December 31, 1997, the Bank may borrow up to $263.4 million from the FHLB-NY in Federal Home Loan advances and over-night lines of credit. As of December 31, 1997, the Bank had borrowed $187.1 million in FHLB-NY advances and $100.0 million in reverse repurchase agreements with the FHLB-NY to fund lending and investment opportunities. There was no over-night line of credit outstanding at December 31, 1997.

Pursuant to OTS regulations regarding liquidity requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The OTS may vary the amount of the liquidity requirement by regulation, but only within pre-established statutory limits of no less than 4% and no greater than 10%. For 1996 and the greater part of 1997, OTS regulation set the liquidity requirement at 5%, with a 1% short term liquidity requirement. Amendments to OTS regulations, effective November 27, 1997, reduced the liquidity requirement from 5% to 4% and removed the 1% short term liquidity requirement. In addition, these amendments eliminated the requirement that obligations of FNMA, GNMA and FHLMC must have five years or less remaining until maturity to qualify as a liquid asset. At December 31, 1997, the Bank's liquidity ratio, computed in accordance with the OTS requirements, as amended, was 24.53%. At December 31, 1996, the Bank's liquidity ratio, computed in accordance with the OTSrequirements prior to the amendment (and therefore excluding FNMA, GNMA and FHLMC obligations with maturities greater than five years), was 10.91%. Had the 1996 regulations been in effect on December 31, 1997, the Bank's liquidity ratio as computed in accordance with the 1996 regulation would have been 13.45%. Unlike the Bank, the Holding Company is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

The Company's most liquid assets are cash and cash equivalents, which include cash and due from banks, federal funds sold and overnight interest-earning deposits with original maturities of 90 days or less. The level of these assets is dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and cash equivalents totaled $90.4 million, an increase of $55.9 million from December 31, 1996. The Company also held marketable securities available for sale with a carrying value of $356.7 million at December 31, 1997.

At December 31, 1997, the Company had outstanding loan commitments of $18.1 million, open lines of credit for borrowers of $3.8 million and commitments to purchase mortgage loans of $8.4 million. The Company's total interest and operating expenses in 1997 were $34.8 million and $19.3 million, respectively. Certificate of deposit accounts which are scheduled to mature in one year or less as of December 31, 1997 totaled $161.2 million.

Cash flow provided by operating activities totaled $9.7 million for the year ended December 31, 1997 as compared to $13.2 million for the year ended December 31, 1996. This is the result of a $4.4 million recovery of deposits at Nationar during 1996 which increased 1996 cash flow provided by operating activities. Cash flow from financing activities increased $235.6 million to $298.4 million in 1997 as the Company increased borrowing activity by $185.2 million to $236.2 million in 1997 and deposit activity increased by $49.1 million. Cash provided by operating and financing activities was used to fund an increase in net loan origination and purchase activity of $216.8 million in 1997 as compared to $103.8 million in 1996, $7.6 million in net repurchases of the Company's common shares in 1997 and the purchase of New York Federal.

At the time of the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 1997 was $15.0

Flushing Financial Corporation

million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank's regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Holding Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital, core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution's semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 1997 and 1996, the Bank exceeded each of the three OTS capital requirements. (See Note 16 of the Notes to Consolidated Financial Statements.)

Interest Rate Risk

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of investments due to changes in interest rate risk. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operations if sold, or, in the case of securities classified as available-for-sale, the Company's stockholders' equity, if retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 1997 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors.

                                           Projected Percentage Change In
--------------------------------------------------------------------------------
Change in Interest Rate               Net Interest Income    Net Portfolio Value
================================================================================

-400 Basis Points.....................        3.01%                   25.03%
-300 Basis Points.....................        2.01                    18.02
-200 Basis Points.....................        0.61                    11.84
-100 Basis Points.....................       -0.24                     6.37
Base Interest Rate....................          --                       --
+100 Basis Points.....................       -3.42                   -11.80
+200 Basis Points.....................       -7.78                   -24.43
+300 Basis Points.....................      -12.73                   -36.98
+400 Basis Points.....................      -17.85                   -48.25

Flushing Financial Corporation

Impact of New Accounting Standards

In June of 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No.130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management anticipates that the potential impact to net income would consist solely of the inclusion of the SFAS 115 adjustments, net of tax, currently included in the stockholders' equity section of the financial statements.

In June of 1997, FASB issued SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the methodology of reporting information about operating segments of public enterprises in annual and interim financial reports.

In February of 1998, FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88 and 106. This pronouncement is effective for fiscal years beginning after December 15, 1997. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and does not change the measurement or recognition of the benefits.

Other Trends and Contingencies

The Company's net interest rate spread declined 23 basis points from 3.29% for the year ended December 31, 1996 to 3.06% for the year ended December 31, 1997. This decline was due primarily to a 35 basis point increase in the average cost of deposits and borrowings, partially offset by a 12 basis point increase in average yield on loans and other investments.

From December 31, 1996 through December 31, 1997, the Company experienced an aggregate decline of $8.6 million in the average balance of its passbook savings account deposits and an aggregate increase of $46.0 million in the average balance of certificate of deposit accounts. The increase in certificate of deposit accounts was due primarily to $48.4 million in certificates of deposit acquired with the purchase of New York Federal. Although the Company has not raised the interest rate offered on its passbook accounts, it has sought to maintain its certificates of deposit at competitive rates. Starting in 1996, the Company also increased its utilization of FHLB-NY advances as an alternative source of funding. Borrowed funds totaled $287.1 million at December 31, 1997 with an average cost of 6.22% for 1997 as compared to the average cost of 5.68% for certificates of deposit during 1997 and 1996. These trends contributed to the increase in the Company's average cost of funds from 4.39% for 1996 to 4.74% for 1997. A continuation of these trends could result in a further increase in the Company's cost of funds and a narrowing of the Company's net interest margin.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendor and purchased software run on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, in 1997, the Company established a year 2000 task force to assure that its computer systems will function properly in the year 2000. The task force has contacted the Company's data processing vendor and software suppliers to determine whether the systems used by the Company are year 2000 compliant and, if not, to assess the corrective steps being taken. The Company's data processing vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be year 2000 compliant. Testing will be performed for compliance and regular monthly reports will be submitted to the Company's Board of Directors by the task force. While there may be some expense incurred during the next two years, year 2000 compliance is not expected to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

Flushing Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

====================================================================================================================================
December 31,                                                                                        1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ..............................................................       $     8,257,791        $     7,472,155
Federal funds sold and overnight interest-earning deposits ...........................            82,094,629             26,953,000
Securities available for sale:
  Mortgage-backed securities .........................................................           217,110,108            141,038,177
  Other securities ...................................................................           139,602,095            190,856,985
Loans ................................................................................           604,895,338            388,217,450
  Less: Allowance for loans losses ...................................................            (6,474,027)            (5,436,832)
                                                                                             --------------------------------------
    Net loans ........................................................................           598,421,311            382,780,618
Interest and dividends receivable ....................................................             9,281,705              6,896,504
Real estate owned, net ...............................................................               432,986              1,218,296
Bank premises and equipment, net .....................................................             6,492,937              5,796,166
Federal Home Loan Bank of New York stock .............................................            14,355,750              4,158,350
Goodwill .............................................................................             5,369,899                     --
Other assets .........................................................................             7,056,825              8,172,253
                                                                                             --------------------------------------
    Total assets .....................................................................       $ 1,088,476,036        $   775,342,504
                                                                                             ======================================
LIABILITIES
Due to depositors:
  Non-interest bearing ...............................................................       $    22,089,514        $    10,292,645
  Interest-bearing ...................................................................           631,747,441            570,761,937
Mortgagors' escrow deposits ..........................................................             2,074,434              3,424,764
Borrowed funds .......................................................................           287,187,199             51,000,000
Other liabilities ....................................................................             8,934,348              6,582,114
                                                                                             --------------------------------------
    Total liabilities ................................................................           952,032,936            642,061,460
                                                                                             --------------------------------------
Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 5,000,000 shares) ......................                    --                     --
Common stock, ($0.01 par value, authorized 20,000,000 shares;
  8,910,100 shares issued; 7,864,620 and 8,250,497 shares outstanding
  at December 31, 1997 and 1996, respectively) .......................................                89,101                 89,101
Additional paid-in capital ...........................................................           101,697,157            101,277,592
Treasury stock, at average cost (1,045,480 and 659,603 shares at
  December 31, 1997 and 1996, respectively) ..........................................           (19,666,287)           (12,065,068)
Unearned compensation ................................................................           (10,921,058)           (11,660,140)
Retained earnings ....................................................................            63,785,160             56,869,884
Net unrealized gain (loss) on securities available for sale, net of taxes ............             1,459,027             (1,230,325)
                                                                                             --------------------------------------
    Total stockholders' equity .......................................................           136,443,100            133,281,044
                                                                                             --------------------------------------
    Total liabilities and stockholders' equity .......................................       $ 1,088,476,036        $   775,342,504
                                                                                             ======================================

The accompanying notes are an integral part of these consolidated financial statements.

Flushing Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

==================================================================================================================================
For the years ended December 31,                                                  1997               1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans ..........................................        $ 42,061,973        $ 29,161,455         $ 24,485,869
Interest and dividends on securities:
  Taxable interest ..................................................          22,779,284          24,707,890           18,573,668
  Tax-exempt interest ...............................................              46,723              63,205              106,322
  Dividends .........................................................             246,784             347,759              429,674
Other interest income ...............................................           1,731,033             780,400            1,110,034
                                                                             -----------------------------------------------------
    Total interest and dividend income ..............................          66,865,797          55,060,709           44,705,567
                                                                             -----------------------------------------------------
Interest expense
Deposits ............................................................          26,565,634          24,163,442           22,465,268
Other interest expense ..............................................           8,229,449           2,137,904              433,092
                                                                             -----------------------------------------------------
    Total interest expense ..........................................          34,795,083          26,301,346           22,898,360
                                                                             -----------------------------------------------------
    Net interest income .............................................          32,070,714          28,759,363           21,807,207
Provision for loan losses ...........................................             104,143             417,680              495,942
                                                                             -----------------------------------------------------
    Net interest income after provision for loan losses .............          31,966,571          28,341,683           21,311,265
                                                                             -----------------------------------------------------
Non-interest income
Other fee income ....................................................           1,189,838             763,074              724,759
Net gain (loss) on sales of securities and loans ....................              66,718             126,254             (316,045)
Amortization of deferred gain from sale of real estate ..............                  --                  --            2,784,422
New York State gains tax refund .....................................                  --                  --              386,981
Other income ........................................................           1,406,571             859,827            1,104,399
                                                                             -----------------------------------------------------
    Total non-interest income .......................................           2,663,127           1,749,155            4,684,516
                                                                             -----------------------------------------------------
Non-interest expense
Salaries and employee benefits ......................................          10,213,210           8,214,530            7,528,091
Occupancy and equipment .............................................           1,907,712           2,092,953            1,994,915
Professional services ...............................................           1,583,286           2,013,003            1,563,181
Federal deposit insurance premiums ..................................              86,922               2,000              823,713
Data processing .....................................................             873,130           1,465,022              995,642
Depreciation and amortization .......................................             803,645             955,846              737,665
Real estate owned expenses ..........................................             108,660             318,304              539,920
(Recovery) Provision for deposits at Nationar .......................                  --            (660,096)             660,096
Conversion expenses .................................................                  --                  --            2,221,832
Other operating .....................................................           3,747,536           3,162,991            3,174,954
                                                                             -----------------------------------------------------
    Total non-interest expense ......................................          19,324,101          17,564,553           20,240,009
                                                                             -----------------------------------------------------
Income before income taxes ..........................................          15,305,597          12,526,285            5,755,772

Provision for income taxes
Federal .............................................................           4,491,020           3,539,517            1,497,271
State and local .....................................................           2,283,889           2,271,373              972,879
                                                                             -----------------------------------------------------
    Total provision for income taxes ................................           6,774,909           5,810,890            2,470,150
                                                                             -----------------------------------------------------
Net income ..........................................................        $  8,530,688        $  6,715,395         $  3,285,622
                                                                             =====================================================
Basic earnings per share ............................................        $       1.20        $       0.86       Not meaningful
Diluted earnings per share ..........................................        $       1.18        $       0.86       Not meaningful

The accompanying notes are an integral part of these consolidated financial statements.

Flushing Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

===================================================================================================================================
For the years ended December 31,                                                    1997               1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year ................................................     $      89,101      $      86,250                 --
Issuance of 8,625,000 shares on November 21, 1995 .........................                --                 --      $      86,250
Restricted stock awards of 285,100 shares .................................                --              2,851                 --
                                                                                ---------------------------------------------------
    Balance, end of year ..................................................     $      89,101      $      89,101      $      86,250
                                                                                ===================================================
Additional Paid-In Capital
Balance, beginning of year ................................................     $ 101,277,592      $  96,514,628                 --
Issuance of 8,625,000 shares on November 21, 1995,
  net of conversion costs of $2,658,413 ...................................                --                 --      $  96,442,837
Release of shares from Employee Benefit Trust
  (18,040, 20,658 and 22,100 shares for the years ended
  December 31, 1997, 1996 and 1995, respectively) .........................           203,857            134,128             71,791
Restricted stock awards (30,500 and 298,400 shares for the years
  ended December 31, 1997 and 1996, respectively) .........................           104,574          4,628,836                 --
Stock options exercised (7,400 shares) ....................................           (19,707)                --                 --
Tax benefit of unearned compensations .....................................           130,841                 --                 --
                                                                                ---------------------------------------------------
    Balance, end of year ..................................................     $ 101,697,157      $ 101,277,592      $  96,514,628
                                                                                ===================================================
Treasury Stock
Balance, beginning of year ................................................     $ (12,065,068)                --                 --
Purchases of common shares outstanding (420,477 and 667,653 shares
  for the years ended December 31, 1997 and 1996, respectively) ...........     $  (8,246,997)     $ (12,223,253)                --
Restricted stock award forfeitures (3,300 and 5,250 shares
  for the years ended December 31, 1997 and 1996, respectively) ...........           (54,605)           (85,313)                --
Restricted stock award (30,500 and 13,300 shares for the
  years ended December 31, 1997 and 1996, respectively) ...................           560,426            243,498                 --
Options exercised (7,400 common shares) ...................................           139,957                 --                 --
                                                                                ---------------------------------------------------
    Balance, end of year ..................................................     $ (19,666,287)     $ (12,065,068)                --
                                                                                ===================================================
Unearned Compensations
Balance, beginning of year ................................................     $ (11,660,140)     $  (7,680,850)                --
Purchase of 690,000 shares on November 21, 1995
  for Employee Benefit Trust ..............................................                --                 --      $  (7,935,000)
Release of shares from Employee Benefit Trust
  (18,040, 20,658 and 22,100 shares for the year ended
  December 31, 1997, 1996 and 1995, respectively) .........................           240,564            237,583            254,150
Restricted stock awards (30,500 and 298,400 shares for the
  years ended December 31, 1997 and 1996, respectively) ...................          (665,000)        (4,875,185)                --
Restricted stock award forfeitures (3,300 and 5,250 shares
  for the years ended December 31, 1997 and 1996, respectively) ...........            54,605             85,313                 --
Restricted stock award expense ............................................         1,108,913            572,999                 --
                                                                                ---------------------------------------------------
    Balance, end of year ..................................................     $ (10,921,058)     $ (11,660,140)     $  (7,680,850)
                                                                                ===================================================
Retained Earnings
Balance, beginning of year ................................................     $  56,869,884      $  50,777,543      $  47,491,921
Net income ................................................................         8,530,688          6,715,395          3,285,622
Cash dividends declared and paid ..........................................        (1,615,412)          (623,054)                --
                                                                                ---------------------------------------------------
    Balance, end of year ..................................................     $  63,785,160      $  56,869,884      $  50,777,543
                                                                                ===================================================
Net Unrealized (Loss) Gain on Securities Available
  for Sale, Net of Taxes
Balance, beginning of year ................................................     $  (1,230,325)     $   1,632,635      $  (7,377,253)
Change in net gain (loss), net of taxes of approximately $2,266,000,
  $(2,443,000) and $7,899,000 for the years ended December 31, 1997,
  1996 and 1995, respectively, on securities available for sale ...........         2,689,352         (2,862,960)         9,009,888
                                                                                ---------------------------------------------------
    Balance, end of year ..................................................     $   1,459,027      $  (1,230,325)     $   1,632,635
                                                                                ===================================================
Total stockholders' equity ................................................     $ 136,443,100      $ 133,281,044      $ 141,330,206
                                                                                ===================================================

The accompanying notes are an integral part of these consolidated financial statements.

Flushing Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOW

===================================================================================================================================
For the years ended December 31,                                                    1997               1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income .............................................................      $   8,530,688       $   6,715,395       $   3,285,622
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses ..........................................            104,143             417,680             495,942
    Provision for losses on real estate owned ..........................                 --             149,948             311,197
    (Recovery) Provision for deposits at Nationar ......................                 --            (660,096)            660,096
    Depreciation and amortization of
      bank premises and equipment ......................................            803,645             955,846             737,665
    Amortization of goodwill ...........................................            122,043                  --                  --
    Net (gain) loss on sales of securities .............................            (51,718)           (126,254)            316,045
    Net gain on sales of loans .........................................            (15,000)                 --                  --
    Net loss (gain) on sales of real estate owned ......................            108,660             (71,958)            (70,437)
    Amortization of unearned premium, net of
      accretion of unearned discount ...................................            653,593           1,187,865           1,815,108
    Amortization of deferred income ....................................           (858,411)           (933,277)           (646,718)
    Deferred income tax (benefit) provision ............................           (155,244)            (42,000)           (461,113)
    Deferred compensation ..............................................            164,382             173,909              90,246
    Amortization of deferred gain from sale of real estate .............                 --                  --          (2,784,422)
Origination of mortgage loans available for sale .......................                 --                  --            (626,000)
Proceeds from sales of loans available for sale ........................                 --                  --             633,264
Changes in operating assets and liabilities ............................           (747,138)          4,444,271             (48,456)
Unearned compensation ..................................................          1,028,647             944,710                  --
                                                                              -----------------------------------------------------
      Net cash provided by operating activities ........................          9,688,290          13,156,039           3,708,039
                                                                              -----------------------------------------------------
Investing Activities
Purchases of bank premises and equipment ...............................         (1,500,416)           (637,979)         (1,192,403)
Purchases of Federal Home Loan Bank shares .............................         (8,938,200)                 --                  --
Purchases of securities available for sale .............................       (168,527,000)       (141,594,000)       (149,751,000)
Purchases of securities held to maturity ...............................                 --                  --         (20,147,000)
Proceeds from sales and calls of securities available for sale .........        108,059,718         128,355,254          56,984,691
Proceeds from maturities and prepayments
  of securities available for sale .....................................         40,197,830          55,431,385          15,603,325
Proceeds from calls of securities held to maturity .....................                 --                  --             249,000
Proceeds from maturities and prepayments
  of securities held to maturity .......................................                 --                  --          16,759,441
Net originations and repayments of loans ...............................        (91,785,729)        (63,964,857)         (9,348,510)
Purchases of loans .....................................................       (124,988,000)        (39,873,000)        (18,766,000)
Proceeds from sales of real estate owned ...............................            488,740           1,461,777           1,727,974
Acquisition of New York Federal, net of cash and cash equivalents ......         (5,170,579)                 --                  --
                                                                              -----------------------------------------------------
      Net cash used in investing activities ............................       (252,163,636)        (60,821,420)       (107,880,482)
                                                                              -----------------------------------------------------

                                                                                                                          Continued

===================================================================================================================================
For the years ended December 31,                                                    1997               1996                1995
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in non-interest bearing deposits ..................        11,796,869            (79,803)           369,577
Net increase in interest-bearing deposits .................................        60,985,504         23,727,191         43,951,101
Net (decrease) increase in mortgagors' escrow deposits ....................        (1,350,330)           967,816           (243,810)
Net increase (decrease) in short-term borrowed funds ......................         5,000,000         25,000,000        (10,000,000)
Increases in long-term borrowed funds .....................................       231,187,199         26,000,000                 --
Issuance of common stock, net .............................................                --                 --         72,249,000
Purchases of treasury stock, net ..........................................        (7,601,219)       (12,223,253)                --
Cash dividends paid .......................................................        (1,615,412)          (623,054)                --
                                                                              -----------------------------------------------------
    Net cash provided by financing activities .............................       298,402,611         62,768,897        101,325,868
                                                                              -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents ......................        55,927,265         15,103,516         (2,846,575)
Cash and cash equivalents, beginning of year ..............................        34,425,155         19,321,639         22,168,214
                                                                              -----------------------------------------------------
    Cash and cash equivalents, end of year ................................   $    90,352,420     $   34,425,155      $  19,321,639
                                                                              =====================================================

Supplemental Cash Flow Disclosure
Interest paid .............................................................   $    33,254,271     $   26,263,133      $  22,834,378
Income taxes paid .........................................................         6,532,165          5,421,633          1,703,966
Non-cash activities:
  Loans originated as the result of real estate sales .....................           637,100            306,568            482,292
  Loans transferred through the foreclosure of a
    related mortgage loan to real estate owned ............................           373,985          1,262,024            870,582
  Change in unrealized gain (loss) on securities available for sale .......         4,955,553         (5,308,535)        16,799,000
  Transfer of securities from held to maturity to available for sale ......                --                 --         93,296,000
  Transfer of deposits at Nationar to other assets ........................                --                 --          4,408,000
  Transfer of depositor balances in exchange for common stock .............                --                 --         16,353,000

The accompanying notes are an integral part of these consolidated financial statements.

Flushing Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 1997, 1996 and 1995

1.   Nature of Operations

Flushing Financial Corporation, a bank holding company (the "Holding Company"), was incorporated in May 1994 with authorized capital of 20,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. On November 21, 1995, Flushing Savings Bank, FSB (the "Bank") converted from a mutual to capital stock form of ownership and the Holding Company acquired 100 percent of the outstanding common shares of the Bank. The transaction was accounted for in a manner similar to that of a pooling of interests. The Holding Company had no business or activity prior to its acquisition of the Bank on November 21, 1995. The consolidated financial statements presented for the year ended December 31, 1995 reflect principally the Bank's activities. Flushing Financial Corporation and its wholly direct and indirect owned subsidiaries, Flushing Savings Bank, FSB, FSB Properties, Incorporated, Flushing Preferred Funding Corporation and 780 East 138th Street Property Corporation are collectively herein referred to as the "Company".

The Company's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations, primarily in (i) originations and purchases of one-to-four family residential mortgage loans, multi-family income-producing property loans, and commercial real estate loans; (ii) mortgage loan surrogates such as mortgage-backed securities and; (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans and Small Business Administration loans. The Bank conducts its business through seven full-service banking offices, of which four are located in Queens County, one in Nassau County, one in Kings County (Brooklyn) and one in New York County (Manhattan), New York.

2.   Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles ("GAAP") and general practices applicable to the banking industry. The policies which materially affect the determination of the Company's financial position, results of operations and cash flows are summarized below.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Flushing Financial Corporation and its wholly owned subsidiaries, Flushing Savings Bank, FSB, FSB Properties, Incorporated ("Properties"), 780 East 138th Street Property Corporation ("780 Corp.") and Flushing Preferred Funding Corporation ("FPFC"). Properties is an inactive subsidiary whose purpose was to manage real estate properties and joint ventures. 780 Corp. is an inactive subsidiary, which was used by New York Federal, prior to its acquisition by the Company, to manage its risk in real estate owned. FPFC is a real estate investment trust incorporated on November 5, 1997 to hold approximately $256.7 million of the Bank's mortgage loans. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, federal funds sold and overnight interest-earning deposits with original maturities of 90 days or less as cash and cash equivalents.

Securities available for sale:

Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses on securities available for sale are excluded from earnings and reported as a separate component of equity, net of taxes.

Unamortized loan origination fees:

The portion of loan origination fees that exceeds the direct costs of underwriting and closing loans is deferred. The deferred fees received in connection with a loan are amortized to income using the interest method over the shorter of the repricing period or the contractual life of the related loan.

Flushing Financial Corporation and Subsidiaries

Allowance for loan losses:

The Company maintains an allowance for loan losses at an amount which, in management's judgment, is adequate to absorb estimated losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the composition and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality and review of specific problem loans. The above factors may change significantly and therefore affect management's determination of the allowance for loan losses in the near term.

Accrual of income on loans:

Interest on loans is recognized as income when earned except to the extent that the underlying loan is deemed doubtful of collection and placed on non-accrual status. Loans are generally placed on non-accrual status when they become past due in excess of ninety days as to payment of principal or interest, and previously accrued interest is reversed. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest.

Mortgage loans available for sale:

Mortgage loans available for sale consist of loans originated with the intent to sell. Mortgage loans available for sale are carried at lower of cost or market. Changes in the fair value are included in the determination of net income in the year in which the change occurs. Retained mortgage servicing rights relating to mortgage loans originated for sale are recognized as a separate assets, similar to purchased mortgage servicing rights. Capitalized mortgage servicing rights are assessed for impairment based upon the fair value of those rights.

Real estate owned:

Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance.
Actual values may differ from those estimates.

Bank premises and equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets (5 to 40 years). Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or the lives of the assets, whichever is shorter.

Federal Home Loan Bank Stock:

In connection with the Bank's borrowings from the FHLB-NY, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank's borrowing levels.

Securities sold under agreements to repurchase:

Securities sold under agreements to repurchase are accounted for as collateralized financing and are carried at amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Goodwill:

The portion of the discount on the estimated fair value of net assets acquired in the acquisition of New York Federal is amortized using the interest method over the estimated lives of the related assets or liabilities. The cost of acquisition is amortized using the straight-line method over fifteen years.

Earnings per share:

Basic earnings per share for the years ended December 31, 1997 and 1996 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portions of restricted stock awards during the period. The shares held in the Company's Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share. Earnings per share for the year ended December 31, 1995 was calculated using the weighted average number of common shares outstanding for the period from November 21, 1995 to December 31, 1995 of 7,935,552 shares, and net income of $655,000 for the period from November 21, 1995 to December 31, 1995, and accordingly were not meaningful.

Flushing Financial Corporation and Subsidiaries

Earnings per share has been computed based on the following:

====================================================================================================================================
                                                                                               1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Net income ............................................................................     $8,530,688     $6,715,395     $  655,000
Divided by:
  Weighted average common shares outstanding ..........................................      7,106,406      7,801,029      7,935,552
  Weighted average common stock equivalents ...........................................        104,027         43,676             --
                                                                                            ----------------------------------------
    Total weighted average common shares outstanding & common stock equivalents .......      7,210,433      7,844,705      7,935,552
Basic earnings per share ..............................................................     $     1.20     $     0.86     $     0.08
Diluted earnings per share ............................................................     $     1.18     $     0.86     $     0.08
====================================================================================================================================

3.   Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 1997, 1996 and 1995 are as follows:

====================================================================================================================================
(Dollars in thousands) ................................................................           1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ...............................................................     $    8,258     $    7,472     $   11,884
Federal funds sold and overnight interest-earning deposits ............................         82,094         26,953          7,438
                                                                                            ----------------------------------------
    Total cash and cash equivalents ...................................................     $   90,352     $   34,425     $   19,322
====================================================================================================================================

4.   Loans

The composition of loans as of December 31, 1997 and 1996 are as follows:

================================================================================
(Dollars in thousands)                                   1997             1996
--------------------------------------------------------------------------------
One-to-four family ...........................         $289,286         $223,245
Co-operative .................................           12,065           13,273
Multi-family .................................          230,229          104,870
Commercial ...................................           68,182           46,698
Construction .................................            2,797               --
Small Business Administration ................            2,789               --
Consumer .....................................            1,385            1,679
                                                       -------------------------
  Gross loans ................................          606,733          389,765
Less: Unearned income ........................            1,838            1,548
                                                       -------------------------
    Total loans ..............................         $604,895         $388,217
================================================================================

The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", on January 1, 1995. Adoption of these Pronouncements did not have a significant impact on the Company's financial statements and did not affect the comparability of prior period credit risks. The total amount of loans on non-accrual status as of December 31, 1997, 1996 and 1995 was $2,458,000, $2,408,000 and $4,747,000, respectively. At December
31, 1997, impaired loans totaled $2,771,000; and $330,000, or 5.10%, of the allowance for loan losses relates to impaired loans. At December 31, 1996, impaired loans totaled $2,468,000; and $257,000, or 4.74%, of the allowance for loan losses relates to impaired loans. At December 31, 1995, impaired loans totaled $5,400,000; and $1,178,000 or 22% of the allowance for loan losses relates to impaired loans. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. Impaired loans include loans on non-accrual status and loans that are performing but deemed substandard by management. Impaired loans are analyzed on an individual basis.

Flushing Financial Corporation and Subsidiaries

The following is a summary of interest foregone on non-accrual and restructured loans:

------------------------------------------------------------------------------------------------------------------------------
                                                     1997                          1996                         1995
                                            ----------------------------------------------------------------------------------
(Dollars in thousands)                      Non-accrual Restructured     Non-accrual Restructured     Non-accrual Restructured
------------------------------------------------------------------------------------------------------------------------------
Interest income that would have
  been recognized had the loans
  performed in accordance with
  their original terms.................       $180           --             $210          --             $365          $71
Less: Interest income included in
  the results of operations............         --           --               65          --               21           62
                                            ----------------------------------------------------------------------------------
Foregone interest......................       $180           --             $145          --             $344          $ 9
==============================================================================================================================

The following are changes in the allowance for loan losses:

=============================================================================================================================
(Dollars in thousands)                                                                     1997           1996         1995
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year............................................................    $5,437         $5,310       $ 5,370
Provision for loan losses.............................................................       104            418           496
Additional allowance acquired with the purchase of New York Federal...................       979             --            --
Charge-offs...........................................................................      (206)          (535)       (1,052)
Recoveries............................................................................       160            244           496
                                                                                          -----------------------------------
  Balance, end of year................................................................    $6,474         $5,437       $ 5,310
=============================================================================================================================

5.   Real Estate Owned

The following are changes in the allowance for losses on real estate owned:

=============================================================================================================================
(Dollars in thousands)                                                                     1997           1996         1995
-----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year............................................................    $  281         $  388       $   774
Provision.............................................................................        --            150           311
Reduction due to sales of real estate owned...........................................      (207)          (257)         (697)
-----------------------------------------------------------------------------------------------------------------------------
  Balance, end of year................................................................    $   74         $  281       $   388
=============================================================================================================================

6.   Bank Premises and Equipment, Net

Bank premises and equipment at December 31, 1997 and 1996 are as follows:

================================================================================
(Dollars in thousands)                                         1997        1996
--------------------------------------------------------------------------------
Land ...................................................     $   801     $   801
Building and leasehold improvements ....................       3,317       3,039
Equipment and furniture ................................       7,383       6,500
                                                             -------------------
  Total ................................................      11,501      10,340
Less: Accumulated depreciation and amortization ........       5,008       4,544
                                                             -------------------
  Bank premises and equipment, net .....................     $ 6,493     $ 5,796
================================================================================

7.   Accounting for Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held to maturity.

Flushing Financial Corporation and Subsidiaries

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 1997, 1996 and 1995. Securities available for sale are recorded at estimated fair value based on dealer quotations where available. Actual values may differ from estimates provided by outside dealers. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

The amortized cost and estimated fair value of the Company's securities, classified as available for sale as of December 31, 1997 are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Gross            Gross
                                                                 Amortized        Estimated        Unrealized       Unrealized
(Dollars in thousands)                                             Cost         Market Value          Gains           Losses
==============================================================================================================================
Securities Available for Sale
U.S. Treasury securities and government agencies............    $120,106          $120,123          $  366            $  349
Corporate debt securities...................................      13,755            14,365             617                 7
Public utility debt securities..............................       2,247             2,271              33                 9
Preferred stock.............................................       2,768             2,843              84                 9
------------------------------------------------------------------------------------------------------------------------------

  Total other securities....................................     138,876           139,602           1,100               374
Mortgage-backed securities..................................     215,159           217,110           2,683               732
------------------------------------------------------------------------------------------------------------------------------

  Total securities available for sale.......................    $354,035          $356,712          $3,783            $1,106
==============================================================================================================================

The amortized cost and estimated fair value of the Company's securities, classified as available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         -----------------------
                                                                       Estimated
                                                         Amortized      Market
(Dollars in thousands)                                     Cost          Value
================================================================================
Securities Available for Sale
Due in one year or less ..........................       $  1,254       $  1,258
Due after one year through five years ............         34,146         34,214
Due after five years through ten years ...........         96,710         96,755
Due after ten years ..............................          6,766          7,375
                                                         -----------------------
  Total other securities .........................        138,876        139,602
Mortgage-backed securities .......................        215,159        217,110
                                                         -----------------------
  Total securities available for sale ............       $354,035       $356,712
================================================================================

The amortized cost and estimated fair value of the Company's securities classified as available for sale at December 31, 1996, are as follows:

==============================================================================================================================
                                                                                                      Gross            Gross
                                                                Amortized        Estimated         Unrealized       Unrealized
(Dollars in thousands)                                             Cost         Market Value          Gains           Losses
------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury securities and government agencies............    $150,045          $148,141          $  296            $2,200
Corporate debt securities...................................      33,251            33,553             409               107
Public utility debt securities..............................       4,305             4,294               8                19
Preferred stock.............................................       4,655             4,869             258                44
                                                                --------------------------------------------------------------
  Total other securities....................................     192,256           190,857             971             2,370
Mortgage-backed securities..................................     141,917           141,038           1,497             2,376
                                                                --------------------------------------------------------------
  Total securities available for sale.......................    $334,173          $331,895          $2,468            $4,746
==============================================================================================================================

For the year ended December 31, 1997, gross gains of $506,000 and losses of $454,000 were realized on sales of securities available for sale of $98,430,000. For the year ended December 31, 1996, gross gains of $500,000 and losses of $374,000 were realized on sales of securities available for sale of $102,076,000. For the year ended December 31, 1995, gross gains of $334,000 and losses of $650,000 were realized on sales of securities available for sale of $57,000,000.

Flushing Financial Corporation and Subsidiaries

8.   Due to Depositors

Due to depositors as of December 31, 1997 and 1996, and the weighted average rate on deposits for the year ended December 31, 1997, are as follows:

================================================================================
                                                                      Weighted
                                                                    Average Cost
(Dollars in thousands)                        1997         1996         1997
--------------------------------------------------------------------------------

Interest-bearing deposits:
  Certificate of deposit accounts........   $382,729     $314,483       5.94%
  Passbook savings accounts..............    201,668      209,690       2.90
  Money market accounts..................     23,526       25,180       2.86
  NOW accounts...........................     23,825       21,408       1.90
                                            ---------------------
    Total interest-bearing deposits......    631,748      570,761
Non-interest bearing deposits:
  Demand accounts........................     22,089       10,293
                                            ---------------------
    Total due to depositors..............   $653,837     $581,054
=============================================================================

The aggregate amount of time deposits with denominations greater than $100,000 was $29,856,000 and $22,047,000 at December 31, 1997 and 1996, respectively.

Interest expense on deposits, for the years ended December 31, 1997, 1996 and 1995, respectively, is summarized as follows:

================================================================================
For the years ended December 31,            1997            1996          1995
-------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Certificate of deposit accounts.........   $19,487        $16,848        $14,597
Passbook savings accounts...............     5,884          6,142          6,475
Money market accounts...................       692            741            869
NOW accounts............................       432            370            349
Subscription deposits...................        --             --            118
                                           -------------------------------------
  Total due to depositors...............    26,495         24,101         22,408
Mortgagors' escrow deposits.............        71             63             57
                                           -------------------------------------
  Total deposit expense.................   $26,566        $24,164        $22,465
================================================================================

9.   Borrowed Funds

Borrowed funds as of December 31, 1997 and 1996, respectively, is summarized as follows:

=============================================================================================================================
                                                                                 1997                           1996
                                                                       ------------------------------------------------------
                                                                                     Weighted                       Weighted
At December 31,                                                          Amount    Average Rate        Amount    Average Rate
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
Short-term Borrowings:(1)
  Reverse repurchase agreements...................................     $ 20,000       5.91%                 --          --
  FHLB-NY advances................................................       10,000       6.35%            $25,000        6.03%
                                                                       ------------------------------------------------------
    Total short-term borrowings...................................     $ 30,000       6.05%            $25,000        6.03%
                                                                       ------------------------------------------------------
Long-term Borrowings:
  Reverse repurchase agreements...................................     $ 80,000       5.82%                 --          --
  FHLB-NY advances................................................      177,112       6.34%            $26,000        5.67%
                                                                       ------------------------------------------------------
    Total short-term borrowings...................................     $257,112       6.18%            $26,000        5.67%
                                                                       ------------------------------------------------------
Other Borrowings..................................................     $     75                             --
                                                                       ------------------------------------------------------
Total borrowings..................................................     $287,187                        $51,000
=============================================================================================================================

(1) Borrowings with an original maturity date of less than one year.

Flushing Financial Corporation and Subsidiaries

As part of the Company's strategy to finance investment opportunities with low cost funds, the Company had entered into reverse repurchase agreements with the Federal Home Loan Bank of New York ("FHLB-NY"). These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements. The securities underlying the agreements are in the custody of FHLB-NY. FHLB-NY, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agreed to resell to the Company the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements. All the reverse repurchase agreements are collateralized by mortgage-backed securities. Information relating to these agreements at or for the year ended December 31, 1997 is as follows:

=================================================================================================================================
At or for the year ended December 31,                                                                               1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (Dollars in thousands)
Book value of collateral......................................................................................    $114,408
Estimated fair value of collateral............................................................................     115,547
Average balance of outstanding agreements during the year.....................................................       6,904
Maximum balance of outstanding agreements at a month end during the year......................................     100,000
Average interest rate of outstanding agreements during the year...............................................        5.84%
=================================================================================================================================

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank's stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

10.  Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with the Bank and Properties. FPFC files separate Federal, New York State and New York City income tax returns as a real estate investment trust entity. Under SFAS No. 109, a deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carryforwards. A valuation allowance is recognized to reduce the potential deferred tax asset if it is "more likely than not" that all or some portion of that potential deferred tax asset will not be realized. This Statement also requires companies to take into account changes in tax laws or rates when valuing the deferred income tax amounts they carry on their Consolidated Statement of Financial Condition.

Income tax provisions (benefits) for the years ended December 31, 1997, 1996 and 1995, are summarized as follows:

=============================================================================================================================
For the years ended December 31,                                                           1997           1996          1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Dollars in thousands)
Federal:
  Current.............................................................................    $5,148         $3,304        $1,951
  Deferred............................................................................      (657)           236          (454)
                                                                                          -----------------------------------
    Total federal tax provision.......................................................     4,491          3,540         1,497
                                                                                          -----------------------------------
State and Local:
  Current.............................................................................     1,782          2,549           980
  Deferred............................................................................       502           (278)           (7)
                                                                                          -----------------------------------
    Total state and local tax provision...............................................     2,284          2,271           973
                                                                                          -----------------------------------
Total income tax provision............................................................    $6,775         $5,811        $2,470
=============================================================================================================================

Flushing Financial Corporation and Subsidiaries

The income tax provision in the consolidated statements of income has been provided at effective rates of 44%, 46% and 43% for the years ended December 31, 1997, 1996 and 1995, respectively. The effective rates differ from the statutory federal income tax rate as follows:

============================================================================================================================
For the years ended December 31,                              1997                      1996                      1995
----------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Taxes at federal statutory rate....................    $5,357       35%          $4,258       34%           $1,957       34%
Increase (reduction) in taxes resulting from:
  State & local income tax, net of
    Federal income tax benefit.....................     1,485       10            1,499       12               691       12
Other..............................................       (67)      (1)              54       --              (178)      (3)
                                                       ---------------------------------------------------------------------
    Taxes at effective rate........................    $6,775       44%          $5,811       46%           $2,470       43%
============================================================================================================================

The components of the income taxes for the years ended December 31, 1997, 1996 and 1995; attributable to income from operations and changes in equity are as follows:

==============================================================================================================================
For the years ended December 31,                                                      1997              1996            1995
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Dollars in thousands)
Income from operations..........................................................      $6,775          $ 5,811          $ 2,470
Equity:
  Change in fair value of securities available for sale.........................       2,266           (2,443)           7,899
                                                                                      ----------------------------------------
    Total.......................................................................      $9,041          $ 3,368          $10,369
==============================================================================================================================

The components of the net deferred tax asset (liability) as of December 31, 1997 and 1996 are as follows:

================================================================================
For the years ended December 31,                                1997       1996
--------------------------------------------------------------------------------
                                                                (In thousands)
Deferred tax asset:
  Postretirement benefits ................................     $1,989     $1,781
  Allowance for loan losses ..............................      1,545      1,935
  Deferred income ........................................        230         90
  Unrealized losses on securities available for sale .....         --      1,048
  Other ..................................................        518        320
                                                               -----------------
    Deferred tax asset ...................................      4,282      5,174
                                                               -----------------
Deferred tax liabilities:
  Unrealized gains on securities available for sale ......      1,218         --
  Depreciation expense ...................................        492        473
  Other ..................................................         --         17
                                                               -----------------
    Deferred tax liability ...............................      1,710        490
                                                               -----------------
Net deferred tax asset in other assets ...................     $2,572     $4,684
================================================================================

The Company has recorded a net deferred tax asset of $2,572,000. The realization is dependent on generating sufficient taxable income in future years and future loss carryback potential. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

11.  Benefit Plans

The Company maintains a profit-sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all employees. Annual contributions are at the discretion of the Company's Board of Directors, but not to exceed the maximum amount allowable under the Internal Revenue Code. Annual contributions by the Bank into the 401(k) plan for employees vests 20% per year over a five year period. Contributions by the Company and its subsidiaries amounted to $469,000, $419,000 and $394,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Flushing Financial Corporation and Subsidiaries

Employee Benefit Trust:

As a part of the Conversion discussed in Note 14, an Employee Benefit Trust ("EBT") was established to assist the Company in funding its benefit plan obligations. The EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 690,000 shares of the common stock of the Company issued in the Conversion. The loan will be repaid principally from the Company's discretionary contributions to the EBT, dividend payments received on common stock held by the EBT, or forgiven by the Company, over a period of 30 years. At December 31, 1997 the loan had an outstanding balance of $7,191,000, bearing an interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company's stockholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank's 401(k) plan and contributions to the Company's profit-sharing plan. Since the Company's annual contributions are discretionary, compensation payable under the EBT cannot be estimated. For the years ended December 31, 1997 and 1996, the Company recorded $411,000 and $372,000, respectively, of compensation expense under the EBT.

The shares pledged as collateral are reported as unallocated EBT shares in the stockholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares as of December 31, 1997 and 1996 are as follows:

================================================================================================
December 31,                                                              1997           1996
------------------------------------------------------------------------------------------------
Shares owned by Employee Benefit Trust, beginning balance.........        647,242        667,900
Shares released and allocated.....................................         18,040         20,658
                                                                      --------------------------
Shares owned by Employee Benefit Trust, ending balance............        629,202        647,242
Market value of unallocated shares................................    $15,022,000    $11,731,000
================================================================================================

Restricted Stock Plan:

The 1996 Restricted Stock Incentive Plan ("Restricted Stock Plan") became effective on May 21, 1996 after adoption by the Board of Directors and approval by shareholders. The aggregate number of shares of common stock which may be issued under the Restricted Stock Plan to employees may not exceed 241,500 shares, and to Outside Directors may not exceed 103,500 shares, for a total of 345,000 shares (4% of the number of shares issued in the Company's initial public offering). Lapsed, forfeited or canceled awards and shares withheld from an award to satisfy tax obligations will not count against these limits, and will be available for subsequent grants. The shares distributed under the Restricted Stock Plan may be shares held in treasury or authorized but unissued shares.

On May 21, 1996, the Company issued 285,100 restricted common shares under the Restricted Stock Plan, valued at $16.25 per share, based on the average market price on May 20, 1996. Another 13,300 restricted shares were granted from treasury stock under the Restricted Stock Plan on December 17, 1996, valued at $18.2188 per share, based on the average market price on December 17, 1996. An additional 29,500 and 1,000 restricted shares valued at $21.7500 and $23.3750 per share, respectively, were awarded on September 16, 1997 and December 16, 1997, respectively, in connection with the purchase of New York Federal Savings Bank. All grants vest 20% per year over a five year period with full vesting in the event of death, disability, retirement or a change in control. Total restricted stock award expense in 1997 and 1996 was $1,109,000 and $573,000, respectively. Restricted stock forfeitures during 1997 and 1996 totaled 3,300 and 5,250 shares, respectively.

                                                                ----------------
                                                                Number of Shares
================================================================================
Restricted Stock Awards authorized..........................       345,000
Restricted Stock Awarded....................................       328,900
Restricted shares repurchased to satisfy tax obligations....       (14,277)
Forfeitures.................................................        (8,550)
                                                                ----------------
Shares available for future Restricted Stock Awards.........        38,927
================================================================================

Flushing Financial Corporation and Subsidiaries

Stock Option Plan:

The 1996 Stock Option Incentive Plan ("Stock Option Plan") became effective on May 21, 1996 after adoption by the Board of Directors and approval by shareholders. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options, and stock appreciation rights granted in tandem with such options. The aggregate number of shares of common stock which may be issued under the Stock Option Plan with respect to options granted to employees may not exceed 603,750 shares, and with respect to options granted to Outside Directors may not exceed 258,750 shares, for a total of 862,500 shares (10% of the number of shares issued in the Company's initial public offering). Lapsed, forfeited or canceled options will not count against these limits and will be available for subsequent grants. However, the cancellation of an option upon exercise of a related stock appreciation right will count against these limits. Options with respect to more than 75,000 shares of common stock may not be granted to any employee in any calendar year. The shares distributed under the Stock Option Plan may be shares held in treasury or authorized but unissued shares.

The Company issued stock options with respect to 737,750 shares on May 21, 1996 with an exercise price of $16.25 per share, based on the average market price on May 20, 1996. Stock options with respect to 26,600 shares were also issued on December 17, 1996 with an exercise price of $18.21 per share, based on the average market price on that date. In connection with the acquisition of New York Federal Savings Bank, additional stock options with respect to 59,000 and 2,000 shares were issued to retained New York Federal employees on September 16, 1997 and December 16, 1997, respectively, with exercise prices of $21.75 and $23.38 per share, respectively. All grants vest 20% per year over a five year period with full vesting upon death, disability, retirement or a change in control. Stock options with respect to 6,600 and 10,500 shares were forfeited during the years ended December 31, 1997 and 1996, respectively.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows. However, the initial impact of the new rules, as per SFAS No. 123, may not be representative of the effect on income in future years because the options vest over several years and additional option grants may be made each year.

===================================================================================================
                                                    1997                             1996
                                          ---------------------------------------------------------
                                          As Reported     Pro Forma        As Reported    Pro Forma
---------------------------------------------------------------------------------------------------
Net income............................    $8,531,000     $8,101,000       $6,715,000     $6,421,000
Basic earnings per share..............    $     1.20     $     1.14       $     0.86     $     0.82
Diluted earnings per share............    $     1.18     $     1.12       $     0.86     $     0.82
===================================================================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants made in 1997 and 1996 are as follows:

================================================================================
                                                    1997 Grants      1996 Grants
--------------------------------------------------------------------------------

Dividend yield...................................      1.21%            0.93%
Expected volatility..............................     28.55%           27.41%
Risk-free interest rate..........................      6.08%            6.58%
Expected option life.............................     7 Years          7 Years
==============================================================================

Flushing Financial Corporation and Subsidiaries

A summary of the status of the Company's Stock Option Plan as of December 31, 1997, and changes during the year is presented below:

                                                                               --------------------------
                                                                                                 Weighted
                                                                                Shares            Average
                                                                               Underlying        Exercise
                                                                                Options            Price
=========================================================================================================
Outstanding, beginning of year.............................................      753,850          $16.32
Granted....................................................................       61,000          $21.80
Exercised..................................................................        7,400          $16.25
Forfeited..................................................................        6,600          $16.25
                                                                               --------------------------
  Outstanding, end of year.................................................      800,850          $17.31
Options exercisable at year-end............................................      171,770          $16.31
Weighted-average fair value of options granted during the year.............     $515,350
=========================================================================================================

The following table summarizes information about the Stock Option Plan at December 31, 1997:

                                 ----------------------------------------------------------------------
                                        Options Outstanding                   Options Exercisable
                                 ----------------------------------------------------------------------
                                                      Weighted                                 Weighted
                                     Number            Average                Number            Average
                                 Outstanding at       Remaining           Exercisable at       Exercise
         Exercise Prices            12/31/97      Contractual Life           12/31/97            Price
=======================================================================================================
             $16.25                  714,250         8.5 Years                166,650           $16.25
             $18.21                   25,600         9.0 Years                  5,120           $18.21
             $21.75                   59,000         9.6 Years                     --               --
             $23.38                    2,000        10.0 Years                     --               --
                                 ----------------------------------------------------------------------
                                     800,850                                  171,770           $16.31
========================================================================================================

Pension Plan:

The Company also has a defined benefit pension plan covering substantially all of its employees (the "Retirement Plan"). The benefits are based on years of service and the employee's compensation during the three consecutive years out of the final ten years of service which produces the highest average. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future.

The components of the net pension expense are as follows:

================================================================================
For the years ended December 31,                     1997      1996       1995
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Service cost ..................................     $ 298      $ 309      $ 280
Interest cost .................................       487        422        389
Amortization of transition asset ..............        (2)        (5)        (5)
Amortization of past service liability ........       (24)       (25)       (24)
Return on plan assets .........................      (581)      (505)      (422)
                                                    ----------------------------
  Net pension expense .........................     $ 178      $ 196      $ 218
================================================================================

Flushing Financial Corporation and Subsidiaries

The following table sets forth the funded status of the Retirement Plan and the amounts recognized in the consolidated statements of financial condition at December 31, 1997 and 1996.

====================================================================================================================================
December 31,                                                                                                1997             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (Dollars in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $6,013,000 and
    $4,602,000 as of December 31, 1997 and 1996, respectively ..................................          $ 6,143           $ 4,946
====================================================================================================================================
Projected benefit obligation for service rendered to date ......................................          $(7,270)          $(6,077)
Plan assets at fair value ......................................................................            8,863             7,255
                                                                                                          --------------------------
Plan assets in excess of projected benefit obligation ..........................................            1,593             1,178
Unrecognized net gain from past experience different from that assumed
  and effects of changes in assumptions ........................................................           (1,144)             (733)
Prior service cost not yet recognized in periodic pension cost .................................             (159)             (184)
Unrecognized net asset .........................................................................               --                (2)
                                                                                                          --------------------------
  Prepaid pension cost included in other assets ................................................          $   290           $   259
====================================================================================================================================

For the years ended December 31, 1997 and 1996, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 7.5%. Compensation was projected to increase 5.0% and 5.5% for the years ended December 31, 1997 and 1996, respectively. The expected long-term rate of return on assets was 8%. Assets in the Retirement Plan consist of various equity and fixed income funds.

The Bank has an Outside Director Retirement Plan (the "Directors' Plan"), which provides benefits to each outside director whose years of service as an outside director (including service as a director or trustee of the Bank or any predecessor) plus age equal or exceed 75. Benefits are also payable to an outside director whose status as an outside director terminates because of disability or who is an outside director upon a change of control (as defined in the Directors' Plan). An eligible director will be paid an annual retirement benefit equal to the last annual retainer paid, plus fees paid for attendance at Board meetings during the twelve month period prior to retirement. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as an outside director or 120 months, provided, however, that a director's retirement benefits will be paid in a cash lump sum in the event of a change of control. In the event of the director's death, the surviving spouse shall receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors' Plan. Upon adopting the Directors' Plan, the Bank elected to immediately recognize the effect of adopting the Directors' Plan of approximately $644,000. In addition, the periodic cost of the Directors' Plan for the year ended December 31, 1996 was $59,000. Expenses for the Directors' Plan for the year ended December 31, 1997 totaled $92,000.

The following table sets forth the Directors' Plan's funded status and amounts recognized in the consolidated statements of financial condition at December 31, 1997 and 1996:

===================================================================================
December 31,                                                    1997        1996
-----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Actuarial present value of benefit obligation:
  Accumulated benefit obligation ..........................    $ 1,654     $ 729
===================================================================================
  Projected benefit obligation for service rendered to date     (1,654)    $(729)
  Plan assets at fair value ...............................         --        --
                                                               --------------------
  Plan assets in excess of projected benefit obligation ...     (1,654)     (729)
  Unrecognized gain .......................................        (18)      (41)
  Unrecognized past service liability .....................        828        --
                                                               --------------------
  Accrued pension cost included in other liabilities ......    $  (844)    $(770)
===================================================================================

For the years ended December 31, 1997 and 1996, the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 7.75%, respectively. The level of future retainers was projected to remain constant.

Flushing Financial Corporation and Subsidiaries

12.  Postretirement Benefits Other Than Pension

In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement established accounting standards for postretirement benefits other than pensions (hereinafter referred to as postretirement benefits). The Statement principally focuses on health care benefits, although it applies to all forms of postretirement benefits other than pensions.

The Company sponsors two defined benefit postretirement plans that cover all full time permanent employees and their spouses. One plan provides medical benefits through a fifty percent cost sharing arrangement. The other plan provides life insurance benefits and is noncontributory. These retiree programs are available to retirees with five years of service. Eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 1997, the Bank has not adopted a funding policy.

The following table sets forth the funded status and amounts recognized in the consolidated statement of financial condition:

=============================================================================================================================
December 31,                                                                                          1997              1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Dollars in thousands)
Accumulated postretirement benefit obligation:
  Retirees......................................................................................     $  724            $  666
  Fully eligible active plan participants.......................................................        516               129
  Other active plan participants................................................................        420               509
                                                                                                     ------------------------
    Accumulated postretirement plan obligations.................................................      1,660             1,304
                                                                                                     ------------------------
Plan assets at fair value.......................................................................         --                --
Accumulated postretirement benefit obligation in excess of plan assets..........................      1,660             1,304
Unrecognized amounts:
  Past service liability........................................................................        722               824
  Ultimate net gain.............................................................................       (113)              130
                                                                                                     ------------------------
    Postretirement benefit liability included in other liabilities..............................     $2,269            $2,258
=============================================================================================================================

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations as of December 31, 1997 and 1996 are as follows:

================================================================================
December 31,                                                  1997         1996
--------------------------------------------------------------------------------

Rate of return on plan assets............................       NA           NA
Discount rate............................................     7.25%        7.50%
Rate of increase in health care costs:
  Initial................................................      7.5%        10.0%
  Ultimate (year 2005)...................................      5.0%         5.5%
Annual rate of salary increases..........................       NA           NA
================================================================================

The health care cost year end rate assumes a grading down of 0.5% per year from the initial rate to the ultimate rate.

The health care cost trend rate assumptions have a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $134,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit costs for the year ended by $16,000.

Flushing Financial Corporation and Subsidiaries

For the year ended December 31, 1997, 1996 and 1995, the resulting net periodic postretirement benefit expense consisted of the following components:

==============================================================================================================================
For the year ended December 31,                                                             1997           1996          1995
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Dollars in thousands)
Service cost--benefits earned during the period.........................................   $  69          $  49          $ 66
Interest cost on accumulated postretirement benefit obligation.........................      110             96           131
Amortization of past service liability.................................................     (102)          (102)          (57)
                                                                                           -----------------------------------
  Net postretirement benefit expense...................................................    $  77          $  43          $140
==============================================================================================================================

13.  Related Party Transactions

December 31, 1997 and 1996, loans to officers and related persons of officers, directors and the Company aggregated approximately $1,439,000 and $1,140,000, respectively. During the year ended December 31, 1997, repayments totaled approximately $125,000.

14.  Conversion Costs

On July 15, 1994, the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission became effective in accordance with
Section 8(a) of the Securities Act of 1933. In March 1995, the Company withdrew the registration statement on Form S-1 and de-registered the shares thereunder. Costs incurred of approximately $2,222,000 that were directly associated with the Conversion through March 31, 1995, were expensed effective March 31, 1995.

15.  Stockholders' Equity

On November 21, 1995, the Company, through an initial public offering ("IPO"), completed the issuance and sale of 7,935,000 shares of common stock to the Bank's depositors and 690,000 shares to the Bank's Employee Benefit Trust ("EBT"). From the IPO, the Company received gross proceeds of $99,188,000, before reduction of $7,935,000 related to the EBT shares which were purchased through a loan from the Company to the EBT and $2,658,000 of IPO related expenses. Included in gross proceeds were $16,353,000 of bank depositor balances that were converted into IPO purchases of common stock.

At December 31, 1997, restricted stock awards of 38,927 shares remain available for future grants and stock options in respect to 54,250 shares were also available for future grants. Stock options in respect to 800,850 shares are outstanding and not exercised.

Additionally, the Bank established, in accordance with the requirements of the Office of Thrift Supervision ("OTS"), a liquidation account for $47,620,000 which was equal to its capital as of the date of the latest consolidated statement of financial condition appearing in the final IPO prospectus. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 1997, the Bank's liquidation account was $15,021,000 and was presented within retained earnings. Accordingly, the Company's retained earnings were restricted by that amount.

In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause the stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

Dividends paid for the years ended December 31, 1997 and 1996 totaled $1,615,000 and $623,000, respectively. Starting in the second quarter of 1997, the Board of Directors increased quarterly dividend payable from $0.04 per share to $0.06 per share, subject to the conditions stated above and the discretion of the Board of Directors.

16.  Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

Flushing Financial Corporation and Subsidiaries

Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution's semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. Set forth below is a summary of the Bank's compliance with OTS capital standards as of December 31, 1997 and 1996:

==================================================================================================
                                              December 31, 1997               December 31, 1996
                                          --------------------------------------------------------
                                                        Percent of                      Percent of
                                           Amount         Assets            Amount        Assets
==================================================================================================
Tangible capital:
  Capital level.......................    $ 95,355         9.11%           $93,138        12.67%
  Requirement.........................      15,708         1.50%            11,028         1.50%
  Excess..............................    $ 79,647         7.61%           $82,110        11.17%
Core (Tier I) capital:
  Capital level.......................    $ 95,355         9.11%           $93,138        12.67%
  Requirement.........................      41,887         4.00%            29,408         4.00%
  Excess..............................    $ 53,468         5.11%           $63,730         8.67%
Total risk-based capital:
  Capital level.......................    $101,794        19.76%           $97,597        27.43%
  Requirement.........................      41,212         8.00%            28,464         8.00%
  Excess..............................    $ 60,582        11.76%           $69,133        19.43%
==================================================================================================

17.  Commitments and Contingencies

Commitments:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and lines of credit. The instruments involve, to varying degrees, elements of credit and market risks in excess of the amount recognized in the consolidated financial statements.

The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments and lines of credit is represented by the contractual amounts of these instruments.

Commitments to extend credit (principally real estate mortgages), purchase mortgage loans and lines of credit (principally home equity lines of credit) amounted to approximately $18,077,000, $37,431,000 and $3,799,000, respectively, at December 31, 1997. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company's future cash requirements. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary, as of December 31, 1997, of commitments to extend credit for fixed-rate real estate mortgages.

       Total Commitments    Average Interest Rate    Average Commitment Term
       ---------------------------------------------------------------------
          $5,380,000                7.24%                   180 days

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer's credit worthiness on a case by case basis. Collateral held consists primarily of real estate.

Flushing Financial Corporation and Subsidiaries

The Company's minimum annual rental payments for Bank premises due under noncancellable leases are as follows:

                                                                  --------------
                                                                  Minimum Rental
================================================================================

                                                                  (In thousands)
Years ending December 31:
1998...........................................................       $  424
1999...........................................................          437
2000...........................................................          451
2001...........................................................          475
2002...........................................................          495
Thereafter.....................................................        2,187
                                                                  --------------
  Total minimum payments required..............................       $2,282
==============================================================================

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. The Company has an option to renew the leases expiring in 2001 for two periods of five years each. Rent expense under these leases for the years ended December 31, 1997, 1996 and 1995 was approximately $449,000, $406,000 and $378,000, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsels, believes that the resolution of these various matters will not result in any material effect on the Company's consolidated financial condition, results of operations or cash flows.

18.  Concentration of Credit Risk

The Company's lending is concentrated in residential and commercial real estate loans to borrowers in the metropolitan New York area. The Company evaluates each customer's credit worthiness on a case-by-case basis under the Company's established underwriting policies. The collateral obtained by the Company generally consists of first liens on residential real estate and commercial income producing real estate.

19.  Disclosures About Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, deposits, securities, commitments to lend and other items as defined in SFAS No. 107.

Fair value estimates are supposed to represent estimates of the amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in a forced liquidation. However, in many instances current exchange prices are not available for many of the Company's financial instruments, since no active market generally exists for a significant portion of the Bank's financial instruments. Accordingly, the Company uses other valuation techniques to estimate fair values of its financial instruments such as discounted cash flow methodologies and other methods allowable under SFAS No. 107.

Fair value estimates are subjective in nature and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. In addition, SFAS No. 107 allows a wide range of valuation techniques, therefore, it may be difficult to compare the Company's fair value information to independent markets or to other financial institutions' fair value information.

The Company generally holds its earning assets, other than securities available for sale, to maturity and settles its liabilities at maturity. However, fair value estimates are made at a specific point in time and are based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Accordingly, as assumptions change, such as interest rates and prepayments, fair value estimates change and these amounts may not necessarily be realized in an immediate sale.

SFAS No. 107 does not require disclosure about fair value information for items that do not meet the definition of a financial instrument or certain other financial instruments specifically excluded from its requirements. These items include core

Flushing Financial Corporation and Subsidiaries

deposit intangibles and other customer relationships, premises and equipment, leases, income taxes, foreclosed properties and equity. Further, SFAS No. 107 does not attempt to value future income or business. These items are material and accordingly, the fair value information presented does not purport to represent, nor should it be construed to represent, the underlying "market" or franchise value of the Company.

The estimated fair value of each material class of financial instruments as of December 31, 1997 and 1996 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, interest and dividends receivable, mortgagors' escrow deposits, borrowed funds and other liabilities The carrying amounts are a reasonable estimate of fair value.

Securities held to maturity and securities available for sale
The estimated fair values of securities available for sale are contained in Note 7 of notes to consolidated financial statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued.

Loans

The estimated fair value of loans as of December 31, 1997 and 1996 is $608,164,000 and $396,140,000, respectively.

For commercial mortgages, fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For residential mortgages, co-operative, and condominium loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

For consumer loans, fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For non-accruing loans, fair value is generally estimated by discounting management's estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

Due to depositors

The estimated fair value of deposits as of December 31, 1997 and 1996 was $653,300,000 and $581,638,000, respectively.

The fair values of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

Other financial instruments

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable).

As of December 31, 1997 and 1996, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

20.  Recent Accounting Pronouncements

In June of 1997, the Financial Accounting Standard Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management anticipates that the potential impact to net income would consist solely of the inclusion of the SFAS 115 adjustments, net of tax, currently included in the equities section of the financial statements.

In June of 1997, FASB issued SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the methodology of reporting information about operating segments of public enterprises in annual and interim financial reports.

Flushing Financial Corporation and Subsidiaries

In February of 1998, FASB issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88 and 106. This pronouncement is effective for fiscal years beginning after December 15, 1997. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and does not change the measurement or recognition of the benefits.

21.  Quarterly Financial Data (UNAUDITED)

Selected unaudited quarterly financial data for the fiscal year ended December 31, 1997 and 1996 is presented below:

==============================================================================================================================
                                                        1997                                          1996
                                    ------------------------------------------------------------------------------------------
Unaudited                              4th         3rd        2nd         1st         4th         3rd        2nd         1st
------------------------------------------------------------------------------------------------------------------------------
                                                               (In thousands except per share data)
Quarterly operating data
Interest income.................    $18,903     $17,366     $15,940    $14,658     $14,427     $14,220    $13,514      $12,900
Interest expense................     10,649       9,132       7,994      7,021       6,962       6,797      6,401        6,142
                                    ------------------------------------------------------------------------------------------
  Net interest income...........      8,254       8,234       7,946      7,637       7,465       7,423      7,113        6,758
Provision for loan losses.......         37          --          47         20          96          20        150          152
Other operating income..........      1,014         774         444        431         152         309        546          742
Other expense...................      5,324       5,013       4,434      4,554       4,173       4,637      4,512        4,242
                                    ------------------------------------------------------------------------------------------
  Income before income
    tax expense.................      3,907       3,995       3,909      3,494       3,348       3,075      2,997        3,106
Income tax expense..............      1,582       1,802       1,786      1,604       1,617       1,404      1,346        1,444
                                    ------------------------------------------------------------------------------------------
  Net income (loss).............    $ 2,325     $ 2,193     $ 2,123    $ 1,890     $ 1,731     $ 1,671    $ 1,651      $ 1,662
                                    ==========================================================================================
Basic earnings per share........    $  0.33     $  0.31     $  0.30    $  0.26     $  0.23     $  0.21    $  0.21      $  0.21
Diluted earnings per share......    $  0.32     $  0.30     $  0.29    $  0.26     $  0.23     $  0.21    $  0.21      $  0.21
Dividends per share.............    $  0.06     $  0.06     $  0.06    $  0.04     $  0.04     $  0.04         --           --
Average common shares
  outstanding for
  basic earnings per share......      7,041       7,088       7,125      7,173       7,394       7,898      7,958        7,957
  diluted earnings per share....      7,191       7,206       7,203      7,240       7,452       7,945      7,958        7,957
==============================================================================================================================

22.  Parent Company Only Financial Information

Earnings of the Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company's investment, any dividends would reduce the Holding Company's investment in the Bank, and any changes in the Bank's unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company's investment in the Bank. The condensed financial statements for the Holding Company at and for the years ended December 31, 1997 and 1996 are presented below:


====================================================================================================================================
                                                                                                         1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Condensed Statement of Financial Condition
Assets:
  Cash and due from banks .........................................................................  $     243,000    $     185,000
  Federal funds sold and overnight interest-earning deposit .......................................      6,500,000        9,600,000
  Securities available for sale:
    Mortgage-backed securities ....................................................................             --               --
    Other securities ..............................................................................     28,005,000       31,300,000
  Interest receivable .............................................................................        402,000          387,000
  Receivable from Bank ............................................................................             --               --
  Investment in Bank ..............................................................................    101,840,000       92,066,000
  Other assets ....................................................................................          2,000          144,000
                                                                                                     -------------------------------
    Total assets ..................................................................................  $ 136,992,000    $ 133,682,000
====================================================================================================================================
                                                                                                                          Continued

Flushing Financial Corporation and Subsidiaries

Liabilities:
  Due to Bank .....................................................................................             --    $     247,000
  Other liabilities ...............................................................................  $     549,000          154,000
                                                                                                     -------------------------------
    Total liabilities .............................................................................        549,000          401,000
                                                                                                     -------------------------------
Stockholders' equity:
  Common stock ....................................................................................         89,000           89,000
  Additional paid-in capital ......................................................................    101,697,000      101,278,000
  Unearned compensation ...........................................................................    (10,921,000)     (12,065,000)
  Treasury stock ..................................................................................    (19,666,000)     (11,660,000)
  Retained earnings ...............................................................................     63,785,000       56,869,000
  Net unrealized gain (loss) on securities available for sale .....................................      1,459,000       (1,230,000)
                                                                                                     -------------------------------
    Total equity ..................................................................................    136,443,000      133,281,000
                                                                                                     -------------------------------
    Total liabilities and equity ..................................................................  $ 136,992,000    $ 133,682,000
====================================================================================================================================
Condensed Statement of Income
Interest income ...................................................................................  $   2,391,000    $   2,677,000
Other operating expenses ..........................................................................        478,000          776,000
                                                                                                     -------------------------------
  Income before taxes and equity in undistributed earnings of subsidiary ..........................      1,913,000        1,901,000
Income tax expense ................................................................................        848,000          885,000
                                                                                                     -------------------------------
  Income before equity in undistributed earnings of subsidiary ....................................      1,065,000        1,016,000
Equity in undistributed earnings of the Bank ......................................................      7,466,000        5,699,000
                                                                                                     -------------------------------
    Net income ....................................................................................  $   8,531,000    $   6,715,000
====================================================================================================================================
Condensed Statement of Cash Flow
Operating activities:
  Net income ......................................................................................  $   8,531,000    $   6,715,000
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Equity in undistributed earnings of the Bank ..................................................     (7,466,000)      (5,699,000)
    Net change in operating assets and liabilities ................................................       (146,000)         451,000
    Unearned compensation, net ....................................................................      1,028,000          945,000
                                                                                                     -------------------------------
      Net cash provided by operating activities ...................................................      1,947,000        2,412,000
                                                                                                     -------------------------------
Investing activities:
  Purchases of securities available for sale ......................................................     (3,075,000)     (23,591,000)
  Proceeds from sales and calls of securities available for sale ..................................      7,302,000       29,177,000
  Investment in Bank, net .........................................................................             --       11,500,000
                                                                                                     -------------------------------
      Net cash provided by investing activities ...................................................      4,227,000       17,086,000
                                                                                                     -------------------------------
Financing activities:
  Issuance of common stock ........................................................................             --               --
  Purchase of treasury stock ......................................................................     (7,601,000)     (12,260,000)
  Cash dividends paid .............................................................................     (1,615,000)        (623,000)
                                                                                                     -------------------------------
      Net cash used in financing activities .......................................................     (9,216,000)     (12,883,000)
                                                                                                     -------------------------------
Net (decrease) increase in cash and cash equivalents ..............................................     (3,042,000)       6,615,000
Cash and cash equivalents, beginning of year ......................................................      9,785,000        3,170,000
                                                                                                     -------------------------------
Cash and cash equivalents, end of year ............................................................  $   6,743,000    $   9,785,000
====================================================================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Flushing Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flushing Financial Corporation and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand LLP


New York, New York
February 19, 1998