Form 10-Q
period 1998-03-31
FLUSHING FINANCIAL CORP
filed 1998-05-14
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                        Commission file number 000-24272

                         FLUSHING FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 11-3209278
                 --------                                 ----------

             (State or other                           (I.R.S. Employer
             jurisdiction of                          Identification No.)
             incorporation or
              organization)

             144-51 NORTHERN BOULEVARD, FLUSHING, NEW YORK 11354
             ---------------------------------------------------

                   (Address of principal executive offices)

                                (718) 961-5400
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.
                                                              -----

Securities  registered  pursuant to Section 12(g) of the Act: COMMON STOCK $0.01
                                                              ------------------
                                                              PAR VALUE.
                                                              ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes   No
                                          --    --

      The number of shares of the registrant's Common Stock outstanding as of April 30, 1998 was 7,828,895 shares.

                                TABLE OF CONTENTS

                                                                            Page

PART I


ITEM 1.  FINANCIAL STATEMENTS


Consolidated Statements Of Financial Condition...............................1


Consolidated Statements Of Operations And Comprehensive Income...............2


Consolidated Statements Of Cash Flows........................................3


Consolidated Statements Of Changes In Stockholders' Equity...................4


Notes To Consolidated Statements.............................................5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

          RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..................................................19


ITEM 2.  CHANGES IN SECURITIES..............................................19


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................19


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19


ITEM 5.  OTHER INFORMATION..................................................19


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................19


SIGNATURES..................................................................20


EXHIBITS....................................................................21

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.

                                                   March 31,      December 31,
                                                      1998            1997
                                                 -------------   -------------
ASSETS                                            (Unaudited)
------
Cash and due from banks                         $    4,593,928  $    8,257,791
Federal funds sold and overnight                    35,800,000      82,094,629
interest-earning deposits
Securities available for sale:
     Mortgage-backed securities                    318,889,539     217,110,108
     Other securities                               49,307,463     139,602,095
Loans:
     1-4 Family residential mortgage loans         318,397,603     301,351,063
     Multi-family mortgage loans                   240,320,617     230,229,036
     Commercial real estate loans                   70,371,501      68,181,602
     Construction loans                              3,926,906       2,797,256
     Small Business Administration loans             1,709,796       2,789,036
     Consumer loans                                  1,459,637       1,385,574
     Less:     Unearned loan fees                   (1,511,101)     (1,838,229)
               Allowance for loan losses            (6,597,918)     (6,474,027)
                                                 -------------   -------------
     Net loans                                     628,077,041     598,421,311
Interest and dividends receivable                    8,662,077       9,281,705
Real estate owned, net                                 489,753         432,986
Bank premises and equipment, net                     6,527,727       6,492,937
Federal Home Loan Bank of New York stock            14,355,750      14,355,750
Goodwill                                             5,278,366       5,369,899
Other assets                                         6,473,834       7,056,825
                                                 =============   =============
                    Total assets               $ 1,078,455,478 $ 1,088,476,036
                                                 =============   =============

LIABILITIES
Due to depositors:
     Non-interest bearing                       $   23,678,475  $   22,089,514
     Interest bearing                              632,421,117     631,747,441
Mortgagors' escrow deposits                          4,354,905       2,074,434
Borrowed funds                                     271,569,213     287,187,199
Other liabilities                                    9,271,597       8,934,348
                                                 -------------   -------------
                    Total liabilities              941,295,307     952,032,936
                                                 -------------   -------------

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000                 --              --
shares authorized)
Common stock ($0.01 par value; 20,000,000 shares authorized;
     8,910,100 shares issued; 7,827,695 and
     7,864,620 shares outstanding at March 31, 1998 and
     December 31, 1997, respectively)                   89,101          89,101

Additional paid-in capital                         101,663,136     101,697,157
Treasury stock (1,082,405 and 1,045,480
     shares at March 31, 1998 and
     December 31, 1997 respectively)               (20,565,176)    (19,666,287)

Unearned compensation - Employee Benefit Plan       (7,152,406)     (7,202,703)
Unearned compensation - Restricted Stock Awards     (3,459,123)     (3,718,355)
Retained earnings                                   65,431,199      63,785,160
Accumulated Other Comprehensive Income:
     Net unrealized gain on securities
     available for sale, net of taxes                1,153,440       1,459,027
                                                 -------------   -------------
Total stockholders' equity                         137,160,171     136,443,100
                                                 -------------   -------------

Total liabilities and stockholders' equity     $ 1,078,455,478 $ 1,088,476,036
                                                 =============   =============

   The accompanying notes are an integral part of these consolidated financial statements

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME.
                                   (UNAUDITED)

                                                           For the three months
                                                             Ended March 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------  ----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans                              $ 13,443,385 $8,590,007

Interest and dividends on
  securities:
     Taxable interest                                      6,171,205  5,591,333
     Tax-exempt interest                                       7,734      7,930
     Dividends                                                51,260     72,930
Other interest income                                        823,248    395,282
                                                           ---------  ----------
          Total interest and dividend income              20,496,832 14,657,482
                                                           ---------  ----------
INTEREST EXPENSE
----------------
Deposits                                                   7,106,391  6,249,455
Other interest expense                                     4,321,975    771,101
                                                           ---------  ----------
          Total interest expense                          11,428,366  7,020,556
                                                           ---------  ----------
NET INTEREST INCOME                                        9,068,466  7,636,926
Provision for loan losses                                    116,194     20,172
                                                           ---------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        8,952,272  7,616,754
                                                           ---------  ----------
NON-INTEREST INCOME
-------------------
Other fee income                                            336,046     275,972
Net gain on sales of securities                              76,210      52,199
and loans
Other income                                                347,353     102,455
                                                           ---------  ----------
          Total non-interest income                         759,609     430,626
                                                           ---------  ----------
NON-INTEREST EXPENSE
--------------------
Salaries and employee benefits                             3,475,934  2,419,616
Occupancy and equipment                                     485,090     457,049
Professional services                                       425,943     400,798
Federal deposit insurance premiums                           26,011      18,089
Data processing                                             277,523     278,423
Depreciation and amortization                               233,360     193,917
Real estate owned expenses                                   74,925      35,244
Other operating expenses                                    937,326     750,694
                                                          ---------  ----------
          Total non-interest expense                      5,936,112   4,553,830
                                                          ---------  ----------
INCOME BEFORE INCOME TAXES                                3,775,769   3,493,550
                                                          ---------  ----------
PROVISION FOR INCOME TAXES
--------------------------
Federal                                                   1,362,853   1,001,745
State and local                                             188,243     602,266
                                                          ---------  ----------
          Total taxes                                     1,551,096   1,604,011
                                                          ---------  ----------
NET INCOME                                              $ 2,224,673  $1,889,539
                                                          =========  ==========
OTHER COMPREHENSIVE INCOME, NET OF TAX
--------------------------------------
  Unrealized gains on securities:
         Unrealized holding losses arising during period
     Less:  reclassification adjustment for gains          (338,340) (2,500,468)
            included in net income                          (32,753)    (28,448)
                                                           ---------  ----------
Net unrealized holding losses                              (305,587) (2,472,020)
                                                           =========  ==========
COMPREHENSIVE INCOME (LOSS)                                1,919,086   (582,481)
                                                           =========  ==========
Weighted average shares outstanding                        6,946,397  7,173,033
Weighted average shares outstanding
         and common shares equivalent                      7,112,785  7,239,949

Basic earnings per share                                       $0.32      $0.26
Diluted earnings per share                                     $0.31      $0.26

   The accompanying notes are an integral part of these consolidated financial statements

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS.
                                   (UNAUDITED)

                                                    For the three months ended
                                                             March 31,
                                                       1998             1997
                                                   -------------   -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net income                                   $    2,224,673   $   1,889,539
    Adjustments to reconcile net income to
      net cash provided by operating activities:
       Provision for loan losses                        116,194          20,172
       Provision for losses on real estate owned         33,243               0
       Depreciation of bank premises and equipment      233,360         193,917
       Amortization of Goodwill                          91,532               0
       Net  gain on sales of securities & loans         (76,210)        (52,199)
       Net loss on sale of real estate owned             13,537          15,081
       Amortization of unearned premium, net of
          accretion of unearned discount                298,478         128,816
       Amortization of deferred income                 (199,443)       (303,630)
       Deferred income tax benefit                      (30,151)        (90,738)
       Deferred compensation                             53,962          22,035
       Changes in operating assets and liabilities    1,440,808       1,443,213
       Unearned compensation                            275,508         414,099
                                                   -------------   -------------
          Net cash provided by operating activities   4,475,491       3,680,305
                                                   -------------   -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of banking premises and equipment        (268,150)       (533,959)
    Purchases of securities available for sale     (128,455,000)    (29,689,000)
    Proceeds from sales and calls of securities     104,277,097      16,320,199
    available for sale
    Proceeds from maturities and prepayments of
      securities available for sale                  12,165,200      17,933,422
    Net originations and repayments of loans        (24,369,000)    (30,825,635)
    Purchases of loans                               (5,396,000)     (9,154,000)
    Proceeds from sales & operations of real
      estate owned                                      163,776         426,419
                                                   -------------   -------------
             Net cash used by investing
               activities                           (41,882,077)    (35,522,554)
                                                   -------------   -------------

Cash flows used by financing activities:
    Net increase in non-interest bearing deposits     1,588,961       3,173,624
    Net increase in interest bearing deposits           673,676       6,832,819
    Net increase in mortgagors' escrow deposits       2,280,471       3,446,926
    Net decrease in short-term borrowed funds       (10,000,000)              0
    Increases in long-term borrowed funds                     0      25,000,000
    Repayments of long-term borrowed funds           (5,617,896)              0
    Purchases of treasury stock, net                   (898,889)     (2,900,850)
    Cash dividends paid                                (578,139)       (297,634)
                                                   -------------   -------------
             Net cash used by financing activities (12,551,906)      35,254,885
                                                   -------------   -------------
Net increase (decrease) in cash and cash
  equivalents                                      (49,958,492)       3,412,636
Cash and cash equivalents, beginning of
  period                                             90,352,420      34,425,155
                                                   -------------   -------------
Cash and cash equivalents, end of period         $   40,393,928   $  37,837,791
                                                   =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                $    8,272,773   $   7,020,556
    Income taxes paid                                 1,127,300       1,080,587
Non-cash activities:
    Loans originated as the result of                   267,324         542,500
    real estate sales
    Net change in unrealized loss on
    securities
       available for sale                              (319,233)     (4,590,220)

  The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.
                                   (UNAUDITED)

                                                            Three Months Ended
                                                              March 31, 1998
                                                             ----------------
COMMON STOCK
Balance, beginning of period                               $          89,101
No activity                                                                0
                                                             ----------------
Balance, end of period                                     $          89,101
                                                             ================

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                               $     101,697,157
Release of shares from Employee Benefit Trust
  (687 shares)                                                         8,590
Stock options exercised (15,575 shares)                              (42,611)
                                                             ----------------
Balance, end of period                                     $     101,663,136
                                                             ================

TREASURY STOCK
Balance, beginning of period                               $     (19,666,287)
Purchases of common shares outstanding(52,500
  shares)                                                         (1,194,594)
Options exercised (15,575 common shares)                             295,705
                                                             ----------------
Balance, end of period                                     $     (20,565,176)
                                                             ================

UNEARNED COMPENSATION
Balance, beginning of period                               $     (10,921,058)
Release of shares from Employee Benefit Trust
  (687 shares)                                                        50,297
Restricted stock award expense                                       259,232
                                                             ----------------
Balance, end of period                                     $     (10,611,529)
                                                             ================

RETAINED EARNINGS
Balance, beginning of period                               $      63,785,160
Net income                                                         2,224,673
Cash dividends declared and paid                                    (578,634)
                                                             ----------------
Balance, end of period                                     $      65,431,199
                                                             ================

ACCUMULATED OTHER COMPREHENSIVE
  INCOME
Balance, beginning of period                               $       1,459,027
Mark-to-market adjustment                                           (305,587)
                                                             ----------------
Balance, end of period                                     $       1,153,440
                                                             ================

  The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS.


1.     BASIS OF PRESENTATION

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods of Flushing Financial Corporation and Subsidiaries (the "Company"). Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


2.     BORROWED FUNDS

The primary business of the Company is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as a complimentary and cost effective source of funds for lending, investing and other general purposes. Upon the Bank's conversion from a New York State chartered mutual savings bank to a federally chartered mutual savings bank on May 10, 1994, the Bank became a member of, and became eligible to obtain advances from, the Federal Home Loan Bank of New York (FHLB-NY). Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. At March 31, 1998, borrowings from FHLB-NY totaled $271.6 million, with a composite interest rate of 6.18%


3.     TREASURY STOCK

In November of 1997, the Company announced its intention to repurchase up to 397,946 shares of the Company's outstanding common stock in its Third Stock Repurchase program. At March 31, 1998, the Company had purchased a total of 1,126,350 shares at a cost of $21.4 million pursuant to the Company's Stock Repurchase programs, leaving 250,446 shares to be repurchased under the current Stock Repurchase program. Total shares outstanding at March 31, 1998 were 7,827,695.



4.     EARNINGS PER SHARE

Earnings per share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during each period. The company has adopted SFAS 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of "basic" and "diluted" earnings per share on the face of the income statement. Prior period earnings per share data have been restated in accordance with Statement 128.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATEMENTS



5.     IMPACT OF NEW ACCOUNTING STANDARDS

In February of 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88 and 106. This pronouncement is effective for fiscal years beginning after December 15, 1997. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and does not change the measurement or recognition of the benefits. Adoption of this Pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.



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

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with borrowed funds and funds generated from operations, primarily in (i) origination and purchases of multi-family income-producing property loans, commercial real estate loans, and one-to-four family residential mortgage loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans and Small Business Administration loans.

The Company has in the past increased growth through acquisitions of financial institutions or branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as opportunities arise. On September 9, 1997, The Company acquired New York Federal Savings Bank, a privately held federal savings bank ("New York Federal"), and merged it with and into the Bank in a cash transaction that was immediately accretive to earnings, valued at approximately $13 million. With this purchase, the Bank acquired $75.1 million in real estate loans, $2.0 million in Small Business Administration loans, and $48.4 million in deposits. This acquisition enhanced the Bank's multi-family and commercial real estate lending businesses and provided entry into the Small Business Administration loan market.

In November of 1997, the Bank established a real estate investment trust subsidiary, Flushing Preferred Funding Corporation ("FPFC"), and transferred $256.7 million in real estate loans from the Bank to FPFC. The assets transferred to FPFC are viewed by regulators as part of the Bank's assets in consolidation. However, the establishment of FPFC provides an additional vehicle for access by the Company to the capital markets for future investment opportunities. In addition, under current law, all income earned by FPFC and distributed to the Bank in the form of a dividend has the effect of reducing the Company's income tax expense.

During the first quarter of 1998, the Bank formed a service corporation to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission. Management is currently reviewing the potential profitability of various new products to further extend the Bank's product lines and market.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios and its cost of funds, consisting primarily of interest paid on deposit accounts and borrowed funds. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned ("REO"), as well as non-interest income, general and administrative expenses, other non-interest expense and income tax expense. In addition, such results may be significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendor and purchased software run on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, in 1997, the Company established a year 2000 task force to ensure that its computer systems will function properly in the year 2000. The task force has contacted the Company's data processing vendor and software suppliers to determine whether the systems used by the Company are year 2000 compliant and, if not, to assess the corrective steps being taken. The Company's data processing vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be year 2000 compliant. Testing will be performed for compliance and regular monthly reports are being submitted to the Company's Board of Directors by the task force. While there can be no assurance as to the cost of year 2000 compliance some expense is likely to be incurred during the next two years. Management does not expect however, that year 2000 compliance will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding two paragraphs and elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1997 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1997. The Company has no obligation to update these forward-looking statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997

GENERAL. Net income for the first quarter of 1998 increased 17.7 percent to $2.2 million, or $0.31 per diluted share, from the $1.9 million, or $0.26 per diluted share, earned in the quarter ended March 31, 1997. The return on average assets for the first quarter of 1998 decreased to 0.82 percent from 0.96 percent, while the return on average equity for the first quarter of 1998 increased to 6.73 percent from 5.82 percent as reported in the comparable 1997 period. Excluding a one-time, non-recurring compensation expense of $750,000, earnings for the three months ended March 31, 1998 would have been $2.6 million, or $0.37 per diluted share. Excluding this non-recurring item, the return on average assets for the first quarter of 1998 increased to 0.97 percent from 0.96 percent and the return on average equity for the first quarter of 1998 increased to 7.95 percent from
5.82 percent as reported in the comparable 1997 period.

INTEREST INCOME. Total interest and dividend income increased $5.8 million from $14.7 million for the three months ended March 31, 1997 to $20.5 million for the three months ended March 31, 1997. This increase was primarily the result of a $204.8 million increase in the average earning balances of mortgage loans from the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1998, and a $32.4 million increase in the average earning balances of investment securities available for sale from the first quarter of 1997 as compared to the first quarter of 1998.

INTEREST EXPENSE. Interest expense increased $4.4 million from $7.0 million for the three months ended March 31, 1997 to $11.4 million for the three months ended March 31, 1998, primarily due to a $3.6 million increase in borrowed funds expense as the average balance of borrowed funds increased. Interest paid on deposits also increased $857,000, resulting from an increase of $58.2 million in the average balances of higher costing certificates of deposit accounts and a decline of $9.1 million in the average balances of lower costing regular savings and money market accounts from the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1998.

NET INTEREST INCOME. For the three months ended March 31, 1998, net interest income increased 18.7 percent to $9.1 million from $7.6 million in the comparable 1997 period, for reasons stated above. As the Company continued to focus on its return on interest-earning assets, net interest margin improved 22 basis points from the 3.31 percent level for the three months ended December 31, 1997 to 3.53 percent for the quarter ended March 31, 1998. The resultant dollar impact to net interest income was a growth of 9.9 percent to $9.1 million for the three months ended March 31, 1998 from $8.3 million for the three months ended December 31, 1997.

PROVISION FOR LOAN LOSSES. Provision for loan losses increased from $20,000 for the first quarter of 1997 to $116,000 for the comparable period in 1998. The allowance for loan losses increased from $6.5 million at December 31, 1997 to $6.6 million at March 31, 1998, which reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

                         PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NON-INTEREST INCOME. Total non-interest income during the first quarter of 1998 increased by 76.4 percent to $760,000 for the quarter ended March 31, 1998 from $431,000 for the first quarter of 1997. The increase is due principally to an increase of quarterly dividends on FHLB stock and increased fee income from mortgage and banking services.

NON-INTEREST EXPENSE. Non-interest expense increased by $1.3 million to $5.9 million for the three months ended March 31, 1998 as compared to $4.6 million for the quarter ended March 31, 1997, primarily as a result of additional expenses attributable to the New York Federal division which was established as a result of the acquisition of New York Federal Savings Bank in September 1997, and a one-time non-recurring compensation expense of $750,000 in connection with the retirement of Mr. James McConnell, on October 1, 1998 as previously reported. The efficiency ratio, which excludes distortions from non-recurring items, improved to 51.7 percent in the 1998 first quarter from 56.2 percent in the 1997 first quarter, despite the increase in non-interest expense.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $282,000, or 8.1%, from $3.5 million for the three months ended March 31, 1997 as compared to $3.8 million for the three months ended March 31, 1998 for the reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense remained unchanged at $1.6 million for the three months ended March 31, 1998 and 1997. The effective tax rate for the first quarter of 1998 was 41.1 percent, as compared to an effective tax rate of 45.9 percent for the comparable 1997 period. The reduction in the Company's effective tax rate was primarily attributed to a tax benefit associated with the Company's real estate investment trust.

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 1998 were stable at $1.1 billion. During the first three months of 1998, loan originations were $24.5 million for 1-4 family residential mortgage loans, $18.9 million for multi-family real estate loans, $4.7 million for commercial real estate loans and $1.9 million in construction loans. For the first three months of 1997, loan originations were $18.8 million for 1-4 family real estate loans, $19.0 million for multi-family real estate loans and $10.9 million for commercial real estate loans.

Non-performing assets were $3.3 million at March 31, 1998 and total non-performing assets as a percentage of total assets were 0.3 percent at March 31, 1998 and 1997. As a result of the Bank's strict underwriting standards, Flushing has been able to minimize charge-offs of losses from impaired loans. The allowance for loan losses to non-performing loans continued to be favorable at 238.7 percent at March 31, 1998.

                         PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIABILITIES. Deposit balances increased by $4.5 million during the first three months of 1998 to $660.5 million at March 31, 1998 primarily due to an $3.8 million increase in regular savings accounts, NOW and money market accounts, a $1.6 million increase in non-interest bearing demand deposit accounts, and a $2.3 million increase in mortgagors' escrow accounts, offset by a $3.2 million decrease in certificate of deposit accounts.

EQUITY. Total stockholders' equity increased $717,000 to $137.2 million at March 31, 1998 from $136.4 million at December 31, 1997. The increase is due to $2.2 million in net income for the three months ended March 31, 1998, offset by $1.2 million in treasury shares purchased through the Company's stock repurchase plan, and $578,000 in cash dividends paid during 1998. Dividends paid per share increased in the first quarter of 1998 to $0.08 from $0.06 in the fourth quarter of 1997. Book value per share continued to improve to $17.52 per share at March 31, 1998 from $17.35 per share at December 31, 1997 and $16.06 at March 31, 1997.

                         PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At March 31, 1998 and December 31, 1997, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 24.11% and 24.53%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASHFLOW. General funding for Company activities comes from cashflow provided by operating activities which totaled $4.5 million for the three months ended March 31, 1998. The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate loans. During the three months ended March 31, 1998, the net total of loan originations and loan repayments was $24.4 million. Real estate loans purchased were $5.4 million. During periods of low loan demand, the Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. In the three months ended March 31, 1998, the Company purchased a total of $128.5 million in securities available for sale. Cash flow used in these investment activities were funded in part from an aggregate of $116.4 million in sales, calls, maturities and prepayments of securities available for sale and a net increase of $4.5 million in deposits. In addition, cash flows used by financing activities decreased $12.6 million from December 31, 1997 to March 31, 1998 primarily due to repayments of borrowings of $15.6 million to the FHLB-NY, offset in part by an increase of the Bank's total deposit base of $4.5 million.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTEREST RATE RISK
------------------

The Consolidated Financial Statements have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of investments due to changes in interest rate risk. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if sold, or, in the case of securities classified as available-for-sale, the Company's stockholders' equity, if retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 1998 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors.


                                         Projected Percentage Change In
-------------------------------------------------------------------------------
Change in Interest Rate             Net Interest Income    Net Portfolio Value
-------------------------------------------------------------------------------
      -400 Basis Points                           4.45 %              17.76 %
      -300 Basis Points                           2.66                12.46
      -200 Basis Points                           0.93                 8.21
      -100 Basis Points                          -0.02                 4.49

     Base Interest Rate                              0                    0
      +100 Basis Points                          -2.99               -12.41
      +200 Basis Points                          -6.70               -27.37
      +300 Basis Points                         -11.08               -42.81
      +400 Basis Points                         -15.85               -56.32

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REGULATORY CAPITAL POSITION
---------------------------

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 1998, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 1998.





                                                                      Percent of
                                                   Amount               Assets
                                                 ---------             ---------
                                                     (Dollars in thousands)
Tangible capital:
     Capital level                               $  97,624                 9.39%
     Requirement                                    15,588                 1.50
     Excess                                         82,036                 7.89

Core capital:
     Capital level                               $  97,624                 9.39%
     Requirement                                    41,568                 4.00
     Excess                                         56,056                 5.39

Risk-based capital:
     Capital level                               $ 103,855                20.85%
     Requirement                                    39,854                 8.00
     Excess                                         64,001                12.85

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



AVERAGE BALANCES
----------------

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three months ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                                           For the three months ended March 31,
                                                       -------------------------------------------------------------------------
                                                                        1998                                  1997
                                                       -----------------------------------     ---------------------------------
                                                         Average                 Average        Average                Average
                                                         Balance      Interest  Yield/Cost      Balance     Interest  Yield/Cost
                                                       ----------     --------  ----------     --------     --------  ----------
                                                                                 (Dollars in thousands)
ASSETS:
    Interest-earning assets:

       Mortgage loans, net                             $  604,317     $ 13,344     8.83 %     $ 399,500     $  8,546      8.56 %
       Other loans                                          3,613           99    10.96           1,653           44     10.65
       Mortgage-backed securities                         278,663        4,801     6.89         150,078        2,567      6.84
       Other securities                                    84,109        1,429     6.80         180,303        3,105      6.89
       Interest-earning deposits and
          federal funds sold                               55,935          823     5.89          27,483          395      5.75
                                                       ----------     --------     -----       --------     --------     -----
          Total interest-earning assets                 1,026,637       20,496     7.99         759,017       14,657      7.72
                                                                      --------     -----                    --------     -----
       Non-interest earning assets                         54,691                                31,308
          Total assets                                 ----------                              --------
                                                       $1,081,328                             $ 790,325
                                                       ==========                              ========

LIABILITIES AND EQUITY:
    Interest-bearing liabilities:
       Deposits:
          Passbook accounts                            $  200,281     $  1,427     2.85 %     $ 209,947     $  1,485     2.83 %
           NOW accounts                                    22,947          109     1.90          21,457          100     1.86
          Money market accounts                            24,235          172     2.84          25,744          170     2.64
          Certificate of deposit accounts                 381,757        5,382     5.64         323,556        4,481     5.54
          Mortgagors' escrow deposits                       5,812           16     1.10           5,242           13     1.00
       Borrowed Funds                                     283,872        4,322     6.09          60,611          771     5.09
                                                       ----------     --------     -----       --------     --------     -----
          Total interest-bearing liabilities              918,904       11,428     4.97         646,557        7,020     4.34
                                                                      --------     -----       --------     --------     -----
    Other liabilities                                      30,090                                13,353
                                                       ----------                              --------
                 Total liabilities                        948,994                               659,910
     Equity                                               132,334                               130,415
                                                       ----------                              --------
                 Total liabilities and equity          $1,081,328                              $790,325
                                                       ==========                              ========

    Net interest income/expense spread                              $    9,068     3.02 %                   $  7,637     3.38 %
                                                                      ========    ======                    ========     =====
    Net interest-earning assets/net interest
        margin                                          $ 107,733                  3.53 %     $ 112,460                  4.02 %
                                                       ==========                 ======       ========                  =====
    Ratio of
    interest-earning assets to
       interest-bearing liabilities                                                1.12 x                                1.17 x
                                                                                  ======                                 =====

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LOANS
-----

The following table sets forth the Company's loan originations (including the net effect of refinancings) and the changes in the Company's portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

                                          For the three            For the
                                          months ended            year ended
                                          March 31, 1998       December 31, 1997
                                         ----------------      -----------------
                                                     (In thousands)
Mortgage Loans
  At beginning of period                         $602,559               $388,086
  Mortgage loans originated:
      One-to-four family                           19,078                 42,756
      Cooperative                                       0                    475
      Multi-family                                 18,927                 79,976
      Commercial                                    4,659                 17,121
      Construction                                  1,866                  3,016
                                                   ------               --------
        Total mortgage loans originated            44,530                143,344
                                                   ------               --------

  Acquired loans:
      Loans purchased                               5,396                 49,965
      Acquired NY Federal 1-4 family loans              0                    901
      Acquired NY Federal multi-family loans            0                 62,405
      Acquired NY Federal commercial loans              0                 11,717
                                                   ------               --------
        Total acquired loans                        5,396                124,988
                                                   ------               --------

  Less:
      Principal reductions                         19,155                 53,416
      Mortgage loans sold                               0                      0
      Mortgage loan foreclosures                      312                    443
                                                   ======               ========
  At end of period                               $633,018               $602,559
                                                   ======               ========

Other Loans:
  At beginning of period                         $  4,175               $  1,680
   Small Businesses
      Administration loans                            585                  2,029
  Net activity                                     (1,591)                   466
                                                   ------               --------
  At end of period                               $  3,169               $  4,175
                                                   ======               ========

                         PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NON-PERFORMING ASSETS
---------------------

The Company reviews loans in its portfolio on a monthly basis to determine whether any problem loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and real estate owned ("REO") at the dates indicated.


                                              March 31,          December 31,
                                                1998                 1997
                                          ------------------   -----------------
                                                  (Dollars in Thousands)

Non-accrual mortgage loans                           $2,724               $2,409
Other non-accrual loans                                  40                   49
                                          ------------------   -----------------
       Total non-accrual loans                        2,764                2,458
                                          ------------------   -----------------

Mortgage loans 90 days or more
delinquent
    and still accruing                                    0                    0
Other loans 90 days or more delinquent
    and still accruing                                    0                    0
                                          ------------------   -----------------
       Total non-performing loans                     2,764                2,458
                                          ------------------   -----------------

Real estate owned (foreclosed real
estate)                                                 490                  433
                                          ------------------   -----------------
       Total REO                                        490                  433
                                          ------------------   -----------------

       Total non-performing assets                   $3,254               $2,891
                                          ==================   =================

Non-performing loans to gross loans                   0.43%                0.41%
Non-performing assets to total assets                 0.30%                0.27%

                         PART I - FINANCIAL INFORMATION

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALLOWANCE FOR LOAN LOSSES
-------------------------

The Company has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Company's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company's staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the loan loss reserves on a quarterly basis.

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.


                                       March 31,      December 31,
                                          1998           1997
                                      -------------   -----------
                                         (Dollars in thousands)

Balance at beginning of                     $6,474        $5,437
period
Provision for loan losses                      116           104
NY Federal acquisition provision                 0           979
Loans charged-off:
       One-to-four family                       64            85
       Co-operative                              0            44
       Multi-family                              0             0
       Commercial                                0             0
       Construction                              0             0
       Other                                    17            77
                                      -------------   -----------
       Total loans                              81           206
       charged-off                    -------------   -----------
Recoveries:
       Mortgage loans                           89           155
       Other loans                               0             5
                                      -------------   -----------
       Total recoveries                         89           160
                                      -------------   -----------
Balance at end of period                    $6,598        $6,474
                                      =============   ===========

Ratio of net charge-offs during the
   year to average loans outstanding
   during the period                          0.00%         0.01%

Ratio of allowance for loans losses
to loans at end of period                     1.04%         1.07%

Ratio of allowance for loans losses
    to non-performing loans at
    end of period                           238.71%       263.38%

Ratio of allowance for loans losses
   to non-performing assets at
   end of period                            202.77%       223.94%

                           PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

     The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition and results of operations.

ITEM 2.    CHANGES IN SECURITIES.
     Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

ITEM 5.    OTHER INFORMATION.
     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBIT

10.1 Retirement agreement between Flushing Financial Corporation, Flushing Savings Bank, FSB and James F. McConnell.

10.2 Consultant agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation, and James F. McConnell.

  27     Financial data schedule.

     b) REPORTS ON FORM 8-K

            Not applicable.

               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Flushing Financial Corporation




Dated:   May 13, 1998                              By:  /s/ James F. McConnell
                                                        ----------------------
                                                        James F. McConnell
                                                        President and
                                                        Chief Executive Officer





Dated:   May 13, 1998                              By:  /s/ Monica C. Passick
                                                        ---------------------
                                                        Monica C. Passick
                                                        Senior Vice President,
                                                        Treasurer and Chief
                                                        Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

  10.1 Retirement Agreement between Flushing Financial Corporation, Flushing Savings Bank, and James F. McConnell.

  10.2 Consultant agreement between Flushing Financial Corporation, Flushing Savings Bank, and James F. McConnell.

    27            Financial Data Schedule.