Form 10-Q
period 1998-06-30
FLUSHING FINANCIAL CORP
filed 1998-08-14
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                                                             $0.01 par value.
                                                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

The number of shares of the registrant's Common Stock outstanding as of July 31, 1998 was 7,810,904 shares.



                                TABLE OF CONTENTS

                                                                                                               Page

PART I


ITEM 1.  FINANCIAL STATEMENTS


Consolidated Statements Of Financial Condition....................................................................1


Consolidated Statements Of Operations And Comprehensive Income....................................................2


Consolidated Statements Of Cash Flows.............................................................................3


Consolidated Statements Of Changes In Stockholders' Equity........................................................4


Notes To Consolidated Statements..................................................................................5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS ...........................................................................7


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.......................................................................................20


ITEM 2.  CHANGES IN SECURITIES...................................................................................20


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................20


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................20


ITEM 5.  OTHER INFORMATION.......................................................................................21


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................21


SIGNATURES.......................................................................................................22


EXHIBITS.........................................................................................................23



                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.


                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                        --------------------    -------------------
                                                                                (Unaudited)

ASSETS
Cash and due from banks                                               $           9,833,258   $          8,257,791
Federal funds sold and overnight interest-earning deposits                       13,800,000             82,094,629
Securities available for sale:
     Mortgage-backed securities                                                 329,003,832            217,110,108
     Other securities                                                            37,568,751            139,602,095
Loans:
     1-4 Family residential mortgage loans                                      335,914,557            301,351,063
     Multi-family mortgage loans                                                251,800,806            230,229,036
     Commercial real estate loans                                                75,245,379             68,181,602
     Construction loans                                                           2,361,906              2,797,256
     Small Business Administration loans                                          1,946,566              2,789,036
     Consumer loans                                                                 730,067              1,385,574
     Less:     Unearned loan fees                                                (1,301,522)            (1,838,229)
                  Allowance for loan losses                                      (6,668,219)            (6,474,027)
                                                                        --------------------    -------------------
     Net loans                                                                  660,029,540            598,421,311
Interest and dividends receivable                                                 8,615,293              9,281,705
Real estate owned, net                                                              244,785                432,986
Bank premises and equipment, net                                                  6,598,427              6,492,937
Federal Home Loan Bank of New York stock                                         14,355,750             14,355,750
Goodwill                                                                          5,186,834              5,369,899
Other assets                                                                      6,671,194              7,056,825
                                                                        --------------------    -------------------
                    Total assets                                      $       1,091,907,664   $      1,088,476,036
                                                                        ====================    ===================

LIABILITIES
Due to depositors:
     Non-interest bearing                                             $          37,045,287   $         22,089,514
     Interest bearing                                                           631,542,043            631,747,441
Mortgagors' escrow deposits                                                       3,558,597              2,074,434
Borrowed funds                                                                  271,465,534            287,187,199
Other liabilities                                                                 8,493,870              8,934,348
                                                                        --------------------    -------------------
                    Total liabilities                                           952,105,331            952,032,936
                                                                        --------------------    -------------------

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                           --                     --
Common stock ($0.01 par value; 20,000,000 shares authorized;
     8,910,100 shares issued; 7,810,404 and 7,864,620 shares outstanding
     at June 30, 1998 and December 31, 1997, respectively)                           89,101                 89,101
Additional paid-in capital                                                      101,942,647            101,697,157
Treasury stock (1,099,696 and 1,045,480 shares at
     June 30, 1998 and December 31, 1997 respectively)                          (21,154,054)           (19,666,287)
Unearned compensation - Employee Benefit Plan                                    (7,102,158)            (7,202,703)
Unearned compensation - Restricted Stock Awards                                  (2,932,604)            (3,718,355)
Retained earnings                                                                67,603,682             63,785,160
Accumulated Other Comprehensive Income:
     Net unrealized gain on securities available for sale, net of taxes           1,355,719              1,459,027
                                                                        --------------------    -------------------
                    Total stockholders' equity                                  139,802,333            136,443,100
                                                                        --------------------    -------------------

                    Total liabilities and stockholders' equity        $       1,091,907,664   $      1,088,476,036
                                                                        ====================    ===================

              The accompanying notes are an integral part of these consolidated financial statements

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME.
                                   (Unaudited)

                                                        For the three months               For the six months
                                                           Ended June 30,                    Ended June 30,
                                                   -------------------------------   -------------------------------
                                                       1998             1997             1998             1997
                                                   --------------   --------------   --------------   --------------

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                       $    13,934,659  $     9,758,184  $    27,378,044  $    18,348,191
Interest and dividends on securities:
     Taxable interest                                  6,139,256        5,848,178       12,310,461       11,439,511
     Tax-exempt interest                                   7,165            7,944           14,899           15,874
     Dividends                                            58,172           63,068          109,432          135,998
Other interest income                                    392,255          262,237        1,215,503          657,519
                                                   --------------   --------------   --------------   --------------
          Total interest and dividend income          20,531,507       15,939,611       41,028,339       30,597,093
                                                   --------------   --------------   --------------   --------------
INTEREST EXPENSE
Deposits                                               7,115,416        6,294,238       14,221,807       12,543,693
Other interest expense                                 4,186,741        1,699,305        8,508,716        2,470,406
                                                   --------------   --------------   --------------   --------------
          Total interest expense                      11,302,157        7,993,543       22,730,523       15,014,099
                                                   --------------   --------------   --------------   --------------
NET INTEREST INCOME                                    9,229,350        7,946,068       18,297,816       15,582,994
Provision for loan losses                                 42,089           46,620          158,283           66,792
                                                   --------------   --------------   --------------   --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    9,187,261        7,899,448       18,139,533       15,516,202
                                                   --------------   --------------   --------------   --------------
NON-INTEREST INCOME
Other fee income                                         337,477          211,429          673,525          487,401
Net gain on sales of securities and loans                 74,025          (3,180)          150,235           49,019
Other income                                             359,324          235,838          706,677          338,293
                                                   --------------   --------------   --------------   --------------
          Total non-interest income                      770,826          444,087        1,530,435          874,713
                                                   --------------   --------------   --------------   --------------
NON-INTEREST EXPENSE
Salaries and employee benefits                         3,164,200        2,353,596        6,640,134        4,773,212
Occupancy and equipment                                  464,266          481,366          949,356          938,415
Professional services                                    471,385          379,790          897,328          780,588
Federal deposit insurance premiums                        25,924           18,946           51,935           37,035
Data processing                                          277,837          184,401          555,360          462,824
Depreciation and amortization                            242,883          186,255          476,243          380,172
Real estate owned expenses                                 3,828          (9,901)           78,753           25,343
Other operating expenses                               1,009,658          839,223        1,946,984        1,589,917
                                                   --------------   --------------   --------------   --------------
          Total non-interest expense                   5,659,981        4,433,676       11,596,093        8,987,506
                                                   --------------   --------------   --------------   --------------

INCOME BEFORE INCOME TAXES                             4,298,106        3,909,859        8,073,875        7,403,409
                                                   --------------   --------------   --------------   --------------
PROVISION FOR INCOME TAXES
Federal                                                1,364,442        1,103,598        2,727,295        2,105,343
State and local                                          190,926          682,788          379,169        1,285,054
                                                   --------------   --------------   --------------   --------------
          Total taxes                                  1,555,368        1,786,386        3,106,464        3,390,397
                                                   --------------   --------------   --------------   --------------

NET INCOME                                       $     2,742,738  $     2,123,473  $     4,967,411  $     4,013,012
                                                   ==============   ==============   ==============   ==============
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains(loss) on securities:
     Unrealized holding losses arising during
       period                                            194,953        3,208,912         (143,387)         708,444
     Less:  reclassification adjustment for
       gains (loss) included in net income                 7,326           (1,978)          40,079           26,470
                                                   --------------   --------------   --------------   --------------
     Net unrealized holding losses                       202,279        3,206,934         (103,308)         734,914
                                                   --------------   --------------   --------------   --------------
COMPREHENSIVE INCOME                             $     2,945,017  $     5,330,407  $     4,864,103  $     4,747,926
                                                   ==============   ==============   ==============   ==============
Weighted average shares outstanding                    6,956,948        7,124,985        6,951,702        7,148,876
Weighted average shares outstanding and                7,150,004        7,203,347        7,125,515        7,219,733
     common shares equivalent
                                                           $0.39            $0.30            $0.71            $0.56
Basic earnings per share
Diluted earnings per share                                 $0.38            $0.29            $0.70            $0.56


              The accompanying notes are an integral part of these consolidated financial statements

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS.
                                   (Unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                          --------------------------------------------
                                                                                 1998                     1997
                                                                          -------------------      -------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net income                                                         $          4,967,411     $          4,013,012
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Provision for loan losses                                                  158,283                   66,792
          Provision for losses on real estate owned                                   33,243                        0
          Depreciation of bank premises and equipment                                476,243                  380,172
          Amortization of Goodwill                                                   183,065                        0
          Net gain on sales of securities & loans                                   (150,235)                 (49,019)
          Net loss (gain) on sale of real estate owned                                 5,574                     (299)
          Amortization of unearned premium, net of
              accretion of unearned discount                                         798,374                  274,206
          Amortization of deferred income                                           (333,435)                (275,302)
          Deferred income tax (benefit) provision                                   (265,093)                 332,736
          Deferred compensation                                                      118,177                   78,356
     Proceeds from sales of loans                                                  2,042,118                        0
     Changes in operating assets and liabilities                                     480,907               (3,793,566)
     Unearned compensation                                                         1,131,786                  750,675
                                                                          -------------------      -------------------
                  Net cash provided by operating activities                        9,646,418                1,777,763
                                                                          -------------------      -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchases of banking premises and equipment                                    (581,733)              (1,102,310)
     Purchases of securities available for sale                                 (185,418,000)             (93,129,475)
     Proceeds from sales and calls of securities available for sale              141,430,219               64,262,019
     Proceeds from maturities and prepayments of securities
          available for sale                                                      33,318,620               25,318,342
     Net originations and repayments of loans                                    (49,933,185)             (64,507,324)
     Purchases of loans                                                          (13,478,000)             (22,186,000)
     Proceeds from sales & operations of real estate owned                           420,282                  526,699
                                                                          -------------------      -------------------
                  Net cash used by investing activities                          (74,241,797)             (90,818,049)
                                                                          -------------------      -------------------

CASH FLOWS USED BY FINANCING ACTIVITIES:
     Net increase in non-interest bearing deposits                                14,955,773                  329,135
     Net (decrease) increase in interest bearing deposits                           (205,398)               9,078,957
     Net increase in mortgagors' escrow deposits                                   1,484,163                1,675,930
     Repayments of short-term borrowed funds                                     (20,000,000)                       0
     Increases in long-term borrowed funds                                        15,000,000               75,000,000
     Repayments of long-term borrowed funds                                      (10,721,665)                       0
     Purchases of treasury stock, net                                             (1,487,767)              (4,952,663)
     Cash dividends paid                                                          (1,148,889)                (737,566)
                                                                          -------------------      -------------------
                  Net cash (used) provided by financing activities                (2,123,783)              80,393,793
                                                                          -------------------      -------------------

Net decrease in cash and cash equivalents                                        (66,719,162)              (8,646,493)
Cash and cash equivalents, beginning of period                                    90,352,420               34,425,155
                                                                          -------------------      -------------------
Cash and cash equivalents, end of period                                $         23,633,258     $         25,778,662
                                                                          ===================      ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Interest paid                                                      $         20,374,922     $         15,014,099
     Income taxes paid                                                             3,825,406                3,526,587
Non-cash activities:
     Loans originated as the result of real estate sales                                   0                  617,200
     Net change in unrealized loss on securities available for sale                 (166,508)               1,361,113

               The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                             June 30, 1998
                                                                                        ------------------------

COMMON STOCK
Balance, beginning of period                                                          $                  89,101
No activity                                                                                                   0
                                                                                        ------------------------
     Balance, end of period                                                           $                  89,101
                                                                                        ========================

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                          $             101,697,157
Release of shares from Employee Benefit Trust (1,285 shares)                                             17,899
Stock options exercised (23,175 shares)                                                                 (64,506)
Tax benefit of stock plans                                                                              292,097
                                                                                        ------------------------
     Balance, end of period                                                           $             101,942,647
                                                                                        ========================

TREASURY STOCK
Balance, beginning of period                                                          $             (19,666,287)
Purchases of common shares outstanding (67,500 shares)                                               (1,592,845)
Options exercised (23,175 common shares)                                                                441,100
Repurchase of restricted stock award  (12,591 common shares)                                           (336,022)
                                                                                        ------------------------
     Balance, end of period                                                           $             (21,154,054)
                                                                                        ========================

UNEARNED COMPENSATION
Balance, beginning of period                                                          $             (10,921,058)
Release of shares from Employee Benefit Trust (8,750 shares)                                            100,545
Restricted stock award expense                                                                          785,751
                                                                                        ------------------------
     Balance, end of period                                                           $             (10,034,762)
                                                                                        ========================

RETAINED EARNINGS
Balance, beginning of period                                                          $              63,785,160
Net income                                                                                            4,967,411
Cash dividends declared and paid                                                                     (1,148,889)
                                                                                        ------------------------
     Balance, end of period                                                           $              67,603,682
                                                                                        ========================

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                          $               1,459,027
Mark-to-market adjustment                                                                              (103,308)
                                                                                        ------------------------
     Balance, end of period                                                           $               1,355,719
                                                                                        ========================

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


2.     BORROWED FUNDS

The primary business of the Company is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as a complimentary and cost effective source of funds for lending, investing and other general purposes. Upon the Bank's conversion from a New York State chartered mutual savings bank to a federally chartered mutual savings bank on May 10, 1994, the Bank became a member of, and became eligible to obtain advances from, the Federal Home Loan Bank of New York (FHLB-NY). Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. At June 30, 1998, borrowings from FHLB-NY totaled $271.5 million, with a composite interest rate of 6.17%.


3.     TREASURY STOCK

In November of 1997, the Company announced its intention to repurchase up to 397,946 shares of the Company's outstanding common stock in its Third Stock Repurchase program. At June 30, 1998, the Company had purchased a total of 1,141,350 shares at a cost of $21.8 million pursuant to the Company's Stock Repurchase programs, leaving 235,446 shares to be repurchased under the current Stock Repurchase program. Total shares outstanding at June 30, 1998 were 7,810,404.


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

In June of 1998, FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No. 52 and 107, and it supercedes FASB Statements No. 80, 105 and 119. This Pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of these derivatives at fair value. Management will implement the disclosure requirements as per FASB Pronouncement.

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

In November of 1997, the Bank established a real estate investment trust subsidiary, Flushing Preferred Funding Corporation ("FPFC"), and transferred $256.7 million in real estate loans from the Bank to FPFC. The assets transferred to FPFC are viewed by regulators as part of the Bank's assets in consolidation. However, the establishment of FPFC provides an additional vehicle for access by the Company to the capital markets for future investment opportunities. In addition, under current law, all income earned by FPFC and distributed to the Bank in the form of a dividend has the effect of reducing income tax expenses.

During the first quarter of 1998, the Bank formed Flushing Service Corporation ("FSC"), a service corporation to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission. FSC became fully operational in the month of June, 1998. Management is currently reviewing the potential profitability of various new products to further extend the Bank's product lines and market.

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

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendor, and purchased software run on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, in 1997, the Company established a year 2000 task force to evaluate whether its computer systems will function properly in the year 2000 and report to the Board of Directors on a monthly basis. The task force has contacted parties with which the Company has material relationships, including the Company's data processing vendor and software suppliers to determine whether the systems used, or relied upon, by the Company are year 2000 compliant and, if not, to assess the corrective steps being taken. The Company also plans to contact all borrowers with loan balances outstanding in excess of two million dollars to assess the state of each such party's year 2000 readiness. The Company's data processing vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software is or will be year 2000 compliant. Systems for which year 2000 compliance could not be assured are being replaced. Testing for year 2000 compliance has been performed on in-house systems and is being performed, or will be performed for the Company's third party data processing vendors. The Company expects to be year 2000 compliant by the end of calendar 1998. The Company has developed contingency plans in the event of the unavailability of each mission critical system, including the identification of reasonable substitutes for the functions of such systems. The Company is also dependent upon the availability of public utilities, including communication and power services. The year 2000 readiness of such utilities has yet to be established. While there can be no assurance as to the cost of year 2000 compliance, some expense is likely to be incurred during the next two years. Management does not expect, however, that year 2000 compliance will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1998 AND 1997

GENERAL. Net income for the second quarter of 1998 increased 29.16% to $2.7 million, or $0.38 per diluted share, from the $2.1 million, or $0.29 per diluted share, earned in the quarter ended June 30, 1997. The return on average equity for the second quarter of 1998 increased to 7.93% from 6.49% as reported in the comparable 1997 period, while the return on average assets remained stable at 1.01% for the quarters ended June 30, 1998 and 1997.

INTEREST INCOME. Total interest and dividend income increased $4.6 million from $15.9 million for the three months ended June 30, 1997 to $20.5 million for the three months ended June 30, 1998. This increase was primarily the result of a $191.6 million increase in the average earning balances of mortgage loans from the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1998, and a $26.7 million increase in the average earning balances of investment securities available for sale from the second quarter of 1997 as compared to the second quarter of 1998.

INTEREST EXPENSE. Interest expense increased $3.3 million from $8.0 million for the three months ended June 30, 1997 to $11.3 million for the three months ended June 30, 1998, primarily due to a $2.5 million increase in borrowed funds expense as the average balance of borrowed funds increased. Interest paid on deposits also increased $850,000, resulting from an increase of $56.9 million in the average balances of higher costing certificates of deposit accounts and a decline of $4.2 million in the average balances of lower costing regular savings from the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1998.

NET INTEREST INCOME. For the three months ended June 30, 1998, net interest income increased 16.15% to $9.2 million from $7.9 million in the comparable 1997 period, for reasons stated above. Although net interest margin declined 35 basis points from 3.92% for the three months ended June 30, 1997 to 3.57% for the comparable 1998 period as a result of increasing costs of funds, the Company continued to focus on its return on interest-earning assets. The resultant dollar impact to net interest income was a growth of $1.3 million from the similar period a year before.

PROVISION FOR LOAN LOSSES. Provision for loan losses remained stable at $42,000 and $47,000 for the three months ended June 30, 1998 and 1997, respectively. The allowance for loan losses increased from $6.5 million at December 31, 1997 to $6.7 million at June 30, 1998, which reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NON-INTEREST INCOME. Total non-interest income during the second quarter of 1998 increased by 73.58% to $771,000 for the three months ended June 30, 1998 from $444,000 for the second quarter of 1997. The increase is due principally to an increase of quarterly dividends on FHLB stock and increased fee income from mortgage and banking services.

NON-INTEREST EXPENSE. Non-interest expense increased by $1.3 million to $5.7 million for the three months ended June 30, 1998 as compared to $4.4 million for the quarter ended June 30, 1997. This increase is primarily a result of additional expenses attributable to the New York Federal division which was established as a result of the acquisition of New York Federal Savings Bank in September 1997, and expenses related to the opening of the Edward's Supermarket branch in June of 1998. The efficiency ratio, which excludes distortions from non-recurring items, continues to remain at a competitive level of 53.43% and 53.26% for the three months ended June 30, 1998 and 1997, respectively, despite an increase in non-interest expense.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $388,000, or 9.93%, from $3.9 million for the three months ended June 30, 1997 as compared to $4.3 million for the three months ended June 30, 1998 for the reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense declined $231,000 to $1.6 million for the three months ended June 30, 1998 as compared to $1.8 million for the comparable 1997 period, despite an increase in income before taxes. The reduction in the Company's effective tax rate was primarily attributed to a tax benefit associated with the Company's real estate investment trust.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 1998 AND 1997

GENERAL. Net income for the six months ended June 30, 1998 increased 23.78% to $5.0 million, or $0.70 per diluted share, from the $4.0 million, or $0.56 per diluted share, earned in the comparable 1997 period. As the Company continued to leverage its strong balance sheet, return on average assets dipped slightly to 0.92% for the six months ended June 30, 1998 as compared to 0.98% for the six months ended June 30, 1997. However, as a result of the leverage, return on equity improved from 6.14% for the six months ended June 30, 1997 to 7.34% for the six months ended June 30, 1998.

INTEREST INCOME. Total interest and dividend income increased $10.4 million from $30.6 million for the six months ended June 30, 1997 to $41.0 million for the six months ended June 30, 1998. This increase was primarily the result of a $200.2 million increase in the average earning balances of mortgage loans, and a $31.2 million increase in the average earning balances of investment securities available for sale, from the six months ended June 30, 1997 as compared to the six months ended June 30, 1998.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST EXPENSE. Interest expense increased $7.7 million from $15.0 million for the six months ended June 30, 1997 to $22.7 million for the six months ended June 30, 1998, primarily due to a $6.0 million increase in borrowed funds expense as the average balance of borrowed funds increased. Interest paid on deposits also increased $1.7 million, resulting from an increase of $58.8 million in the average balances of higher costing certificates of deposit accounts and a decline of $6.4 million in the average balances of lower costing regular savings from the six months ended June 30, 1997 as compared to the six months ended June 30, 1998.

NET INTEREST INCOME. For the six months ended June 30, 1998, net interest income increased 17.42% to $18.3 million from $15.6 million in the comparable 1997 period, for reasons stated above. Although net interest margin declined 44 basis points from 3.99% for the six months ended June 30, 1997 to 3.55% for the comparable 1998 period as a result of increasing costs of funds, the Company continued to focus on its return on interest-earning assets. The resultant dollar impact to net interest income was a growth of $2.7 million from the similar period a year before.

PROVISION FOR LOAN LOSSES. Provision for loan losses increased to $158,000 for the six months ended June 30, 1998 as compared to $67,000 for the six months ended June 30, 1997. The allowance for loan losses increased from $6.5 million at December 31, 1997 to $6.7 million at June 30, 1998, which reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income during the six months ended June 30, 1998 increased by 74.96% to $1.5 million as compared to $875,000 for the six months ended June 30, 1997. The increase is due primarily to gains on sales of securities, sales of the guaranteed portion of Small Business Administration loans ("SBA"), an increase in quarterly FHLB stock dividends, and increased fee income from mortgage and banking services.

NON-INTEREST EXPENSE. Non-interest expense increased by $2.6 million to $11.6 million for the six months ended June 30, 1998 as compared to $9.0 million for the first half of 1997. This increase is primarily a result of additional expenses attributable to the New York Federal division which was established as a result of the acquisition of New York Federal Savings Bank in September 1997, non-recurring compensation expenses related to Mr. McConnell's upcoming retirement, and expenses related to the opening of the Edward's Supermarket branch in June of 1998. The efficiency ratio, which excludes distortions from non-recurring items, improved to 52.57% for the six months ended June 30, 1998 as compared to 54.68% for the first half of 1997, despite an increase in non-interest expense.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $670,000, or 9.06%, from $7.4 million for the six months ended June 30, 1997 as compared to $8.1 million for the six months ended June 30, 1998 for the reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense declined $284,000 to $3.1 million for the six months ended June 30, 1998 as compared to $3.4 million for the comparable 1997 period, despite an increase in income before taxes. The reduction in the Company's effective tax rate was primarily attributed to a tax benefit associated with the Company's real estate investment trust.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

ASSETS. Total assets at June 30, 1998 were $1.1 billion. During the first six months of 1998, loan originations were $50.9 million for 1-4 family residential mortgage loans, $39.7 million for multi-family real estate loans, $10.9 million for commercial real estate loans and $2.0 million in construction loans. For the first six months of 1997, loan originations were $49.6 million for 1-4 family real estate loans, $45.6 million for multi-family real estate loans, $12.2 million for commercial real estate loans and $1.0 million in construction loans. Since December 31, 1997, the total loan portfolio grew $61.3 million or 10.10%.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets continues to be stable at $3.4 million at June 30, 1998, and total non-performing assets as a percentage of total assets were 0.31 percent at June 30, 1998. Allowance for loan losses to non-performing loans was 214.31 percent at June 30, 1998.

LIABILITIES. Total liabilities increased $72,000 to $952.1 million at June 30, 1998 from December 31, 1997 levels. This change in total liabilities is due primarily to an increase in deposit balances of $16.2 million during the first six months of 1998 to $672.1 million at June 30, 1998, offset in part by a decline of $15.7 million in borrowed funds. The increase in deposits is primarily due to the establishment of the Bank's operating accounts at the Bank over the last year, the maintenance of balances in such accounts to cover checks written by the Bank when they are presented for payment and timing differences in clearing and settlement of the accounts. Management is implementing procedures to minimize such timing differences in the third quarter of 1998 and expects non-interest bearing demand deposits at the end of the quarter to approximate December 31, 1997 levels.

EQUITY. Total stockholders' equity increased 2.46% to $139.8 million at June 30, 1998 from $136.4 million at December 31, 1997. The increase is due to $5.0 million in net income for the six months ended June 30, 1998, offset by $1.6 million in treasury shares purchased through the Company's stock repurchase plan, and $1.1 million in cash dividends paid during 1998. Quarterly dividends per share were increased in the first quarter of 1998 to $0.08 from $0.06 in the fourth quarter of 1997. Book value per share continued to improve to $17.90 per share at June 30, 1998 from $17.35 per share at December 31, 1997 and $16.68 at June 30, 1997.

In November of 1997, the Company announced its intention to repurchase up to 397,946 shares of the Company's outstanding common stock in its Third Stock Repurchase program. At June 30, 1998, the Company had purchased a total of 1,141,350 shares at a cost of $21.8 million pursuant to the Company's Stock Repurchase programs, leaving 235,446 shares to be repurchased under the current Stock Repurchase program. Total shares outstanding at June 30, 1998 were 7,810,404.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At June 30, 1998 and December 31, 1997, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 24.41% and 24.53%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASHFLOW. General funding for Company activities comes from cashflow provided by operating activities which totaled $9.6 million for the six months ended June 30, 1998. The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate loans. During the six months ended June 30, 1998, the net total of loan originations and loan repayments were $49.9 million and real estate loans purchased were $13.5 million. During periods of low loan demand, the Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. In the six months ended June 30, 1998, the Company purchased a total of $185.4 million in securities available for sale. Cash flow used in these investment activities were funded primarily from an aggregate of $174.7 million in sales, calls, maturities and prepayments of securities available for sale, and funds provided by operating activities. In addition, cash flows used by financing activities totaled $2.1 million from December 31, 1997 to June 30, 1998 primarily due to repayments of borrowings of $30.7 million, offset in part by additional borrowings.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 1998 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors.




                                                                   Projected Percentage Change In
--------------------------------------------------------------------------------------------------------------------
Change in Interest Rate                                   Net Interest Income              Net Portfolio Value
--------------------------------------------------------------------------------------------------------------------


      -400 Basis Points                                                   5.29 %                         24.38 %
      -300 Basis Points                                                   2.58                           17.01
      -200 Basis Points                                                   0.42                           11.02
      -100 Basis Points                                                  -0.50                            5.72
     Base Interest Rate                                                      0                               0
      +100 Basis Points                                                  -3.85                          -13.91
      +200 Basis Points                                                  -8.81                          -30.23
      +300 Basis Points                                                 -14.55                          -48.14
      +400 Basis Points                                                 -20.77                          -63.22


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 1998, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 1998.

                                                                                                Percent of
                                                                           Amount                 Assets
                                                                   -----------------------   ------------------
                                                                             (Dollars in thousands)


Tangible Capital:
     Capital level                                                               $100,354                 9.53%
     Requirement                                                                   15,803                 1.50
     Excess                                                                        84,551                 8.03

Core Capital:
     Capital level                                                               $100,354                 9.53%
     Requirement                                                                   42,141                 4.00
     Excess                                                                        58,213                 5.53

Risk-Based Capital:
     Capital level                                                               $106,787                20.76%
     Requirement                                                                   41,150                 8.00
     Excess                                                                        65,637                12.76



                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six months ended June 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                             For the six months ended June 30,
                                         --------------------------------------------------------------------------
                                                        1998                                   1997
                                         -----------------------------------    -----------------------------------
                                           Average                Average         Average                 Average
                                           Balance    Interest   Yield/Cost       Balance     Interest   Yield/Cost
                                         ------------ ---------  -----------    ------------  --------   ----------
                                                                  (Dollars in thousands)

ASSETS:
   Interest-earning assets:
       Mortgage loans, net                  $622,474   $27,157         8.73 %      $422,306   $18,273         8.65 %
       Other loans                             3,356       221        13.17           1,567        75         9.57
       Mortgage-backed securities            302,843    10,333         6.82         167,807     5,812         6.93
       Other securities                       61,959     2,102         6.79         165,754     5,779         6.97
       Interest-earning deposits
         and federal funds sold               41,082     1,215         5.91          24,095       658         5.46
                                         ------------ ---------  -----------    ------------  --------   ----------
            Total interest-earning assets  1,031,714    41,028         7.95         781,529    30,597         7.83
                                                      ---------  -----------                  --------   ----------
       Non-interest earning assets            50,672                                 35,852
                                         ------------                           ------------
            Total assets                  $1,082,386                               $817,381
                                         ============                           ============

LIABILITIES AND EQUITY:
   Interest-bearing liabilities:
       Deposits:
            Passbook accounts               $202,290    $2,873         2.84 %      $208,698    $2,963         2.84 %
            NOW accounts                      23,858       227         1.90          22,029       213         1.93
            Money market accounts             24,934       363         2.91          25,118       347         2.76
            Certificate of deposit accounts  380,779    10,725         5.63         321,997     8,961         5.57
            Mortgagors' escrow deposits        5,285        34         1.29           6,087        60         1.97
       Borrowed Funds                        277,111     8,509         6.14          85,532     2,470         5.78
                                         ------------ ---------  -----------    ------------  --------   ----------
            Total interest-bearing
               liabilities                   914,257    22,731         4.97         669,461    15,014         4.49
                                                      ---------  -----------                  --------   ----------
   Other liabilities                          32,728                                 17,255
                                         ------------                           ------------
            Total liabilities                946,985                                686,716
   Equity                                    135,401                                130,665
                                         ------------                           ------------
            Total liabilities and equity  $1,082,386                               $817,381
                                         ============                           ============

      Net interest income/expense spread               $18,297         2.98 %                 $15,583         3.34 %
                                                      =========  ===========                  ========   ==========
      Net interest-earning assets/net
         interest margin                    $117,457                   3.55 %      $112,068                   3.99 %
                                         ============            ===========    ============             ==========
      Ratio of interest-earning assets
         to interest-bearing liabilities                               1.13 x                                 1.17 x
                                                                 ===========                             ==========



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


                                                                  For the six                         For the
                                                                 months ended                       year ended
                                                                 June 30, 1998                   December 31, 1997
                                                             ----------------------            ----------------------
                                                                                  (In thousands)


MORTGAGE LOANS                                                        $    602,559                      $    388,086
  At beginning of period

  Mortgage loans originated:
      One-to-four family                                                    37,462                            42,756
      Cooperative                                                                0                               475
      Multi-family                                                          39,679                            79,976
      Commercial                                                            10,889                            17,121
      Construction                                                           2,001                             3,016
                                                                         ----------                        ----------
          Total mortgage loans originated                                   90,031                           143,344
                                                                         ----------                        ----------

  Acquired loans:
      Loans purchased                                                       13,478                            49,965
      Acquired NY Federal 1-4 family loans                                       0                               901
      Acquired NY Federal multi-family loans                                     0                            62,405
      Acquired NY Federal commercial loans                                       0                            11,717
                                                                         ----------                        ----------
          Total acquired loans                                              13,478                           124,988
                                                                         ----------                        ----------

  Less:
      Principal reductions                                                  40,433                            53,416
      Mortgage loans sold                                                        0                                 0
      Mortgage loan foreclosures                                               312                               443
                                                                         ----------                        ----------
  At end of period                                                    $    665,323                      $    602,559
                                                                         ==========                        ==========

OTHER LOANS:
  At beginning of period                                              $      4,175                      $      1,680
  Small Businesses Administration lending activity, net                       (842)                            2,029
  Other consumer loan activity, net                                           (656)                              466
                                                                         ----------                        ----------
  At end of period                                                    $      2,677                      $      4,175
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


                                                                     June 30,                      December 31,
                                                                       1998                            1997
                                                             --------------------------      --------------------------
                                                                              (Dollars in Thousands)


Non-accrual mortgage loans                                                      $3,067                          $2,409
Other non-accrual loans                                                             44                              49
                                                             --------------------------      --------------------------
          Total non-accrual loans                                                3,111                           2,458
                                                             --------------------------      --------------------------

Mortgage loans 90 days or more delinquent
      and still accruing                                                             0                               0
Other loans 90 days or more delinquent
      and still accruing                                                             0                               0
                                                             --------------------------      --------------------------
          Total non-performing loans                                             3,111                           2,458
                                                             --------------------------      --------------------------

Real estate owned (foreclosed real estate)                                         245                             433
                                                             --------------------------      --------------------------
          Total REO                                                                245                             433
                                                             --------------------------      --------------------------

          Total non-performing assets                                           $3,356                          $2,891
                                                             ==========================      ==========================

Non-performing loans to gross loans                                              0.47%                           0.41%
Non-performing assets to total assets                                            0.31%                           0.27%


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

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.


                                                           June 30,             December 31,
                                                             1998                   1997
                                                       ------------------     -----------------
                                                               (Dollars in thousands)


Balance at beginning of period                                    $6,474                $5,437
Provision for loan losses                                            158                   104
NY Federal acquisition provision                                       0                   979
Loans charged-off:
          One-to-four family                                          91                    85
          Co-operative                                                 0                    44
          Multi-family                                                 0                     0
          Commercial                                                   0                     0
          Construction                                                 0                     0
          Other                                                       12                    77
                                                       ------------------     -----------------
              Total loans charged-off                                103                   206
                                                       ------------------     -----------------
Recoveries:
          Mortgage loans                                             139                   155
          Other loans                                                  0                     5
                                                       ------------------     -----------------
              Total recoveries                                       139                   160
                                                       ------------------     -----------------
Balance at end of period                                          $6,668                $6,474
                                                       ==================     =================

Ratio of net charge-offs during the year to
    average loans outstanding during the period                    0.00%                 0.01%
Ratio of allowance for loans losses to
    loans at end of period                                         1.00%                 1.07%
Ratio of allowance for loans losses to
    non-performing loans at end of period                        214.31%               263.38%
Ratio of allowance for loans losses to
    non-performing assets at end of period                       198.68%               223.94%


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition and results of operations.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on May 20, 1998, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of shareholders. The following table summarizes the results of voting with respect to each matter.


                                                      For           Against        Withheld        Abstain
                                                ----------------------------------------------------------------


Election  of  Directors  (four  directors  were  elected to serve until the 2001
Annual  Meeting of  Shareholders  and until  their  successors  are  elected and qualified).
     Gerard P. Tully, Sr.                              6,686,932                        143,872
     James F. McConnell                                6,700,166                        130,638
     John M. Gleason                                   6,691,048                        139,756
     Vincent F. Nicolosi                               6,680,832                        149,972

Amendments   to  the   1996   Restricted   Stock
Incentive Plan.                                        6,359,766         406,540             25          64,473

Amendments  to the 1996 Stock  Option  Incentive
Plan.                                                  6,379,351         405,013                         46,440

Ratification  of the  appointment  of  Coopers &
Lybrand,  LLP as the independent auditors of the
Company.                                               6,690,268         104,724                         35,812



                           PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION.

     Not applicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBIT

             10.1 Amendments to the Company's 1996 Restricted Stock
                  Incentive Plan*.
             10.2 Amendments to the Company's 1996 Stock Option Incentive Plan*.
             27   Financial data schedule.

                  *Incorporated by reference to Exhibit 99.1 (Proxy Statement for the Annual Meeting of Shareholders held on May 20, 1998) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     b) REPORTS ON FORM 8-K

         Not applicable.

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Flushing Financial Corporation




Dated:   August 14, 1998                  By:  /s/ Michael J. Hegarty
       ----------------------                  -----------------------
                                               Michael J. Hegarty
                                               Executive Vice President




Dated:   August 14, 1998                  By:  /s/ Monica C. Passick
       ----------------------                  ----------------------
                                               Monica C. Passick
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------

   27                                  Financial Data Schedule.