Form 10-Q
period 1998-09-30
FLUSHING FINANCIAL CORP
filed 1998-11-16
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock $0.01 par value.
                                                   -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

The number of shares of the registrant's Common Stock outstanding as of October 31, 1998 was 11,234,130 shares.


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


Consolidated Statements Of Changes In Stockholders'Equity.........................................................5


Notes To Consolidated Statements..................................................................................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                 RESULTS OF OPERATIONS ...........................................................................8


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.......................................................................................23


ITEM 2.  CHANGES IN SECURITIES...................................................................................23


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................................23


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................23


ITEM 5.  OTHER INFORMATION.......................................................................................23


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................24


SIGNATURES.......................................................................................................25


EXHIBITS.........................................................................................................26



                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.

                                                                            September 30,          December 31,
                                                                                1998                   1997
                                                                         --------------------   --------------------
                                                                                 (Unaudited)

ASSETS
Cash and due from banks                                                $           9,972,750  $           8,257,791
Federal funds sold and overnight interest-earning deposits                        23,800,000             82,094,629
Securities available for sale:
     Mortgage-backed securities                                                  340,926,887            217,110,108
     Other securities                                                             25,298,862            139,602,095
Loans:
     1-4 Family residential mortgage loans                                       357,350,201            301,351,063
     Multi-family mortgage loans                                                 260,898,226            230,229,036
     Commercial real estate loans                                                 84,357,242             68,181,602
     Construction loans                                                            2,612,396              2,797,256
     Small Business Administration loans                                           2,244,388              2,789,036
     Consumer loans                                                                1,025,385              1,385,574
     Less:     Unearned loan fees                                                 (1,401,860)            (1,838,229)
                  Allowance for loan losses                                       (6,720,097)            (6,474,027)
                                                                         --------------------   --------------------
     Net loans                                                                   700,365,881            598,421,311
Interest and dividends receivable                                                  7,033,684              9,281,705
Real estate owned, net                                                               172,335                432,986
Bank premises and equipment, net                                                   6,544,792              6,492,937
Federal Home Loan Bank of New York stock                                          17,320,350             14,355,750
Goodwill                                                                           5,095,302              5,369,899
Other assets                                                                       6,651,408              7,056,825
                                                                         --------------------   --------------------
                    Total assets                                       $       1,143,182,251  $       1,088,476,036
                                                                         ====================   ====================

LIABILITIES
Due to depositors:
     Non-interest bearing                                              $          17,851,129  $          22,089,514
     Interest bearing                                                            621,995,717            631,747,441
Mortgagors' escrow deposits                                                        8,803,143              2,074,434
Borrowed funds                                                                   346,110,188            287,187,199
Other liabilities                                                                 11,284,870              8,934,348
                                                                         --------------------   --------------------
                    Total liabilities                                          1,006,045,047            952,032,936
                                                                         --------------------   --------------------

STOCKHOLDERS' EQUITY  (1)
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                            --                     --
Common stock ($0.01 par value; 20,000,000 shares authorized;
 11,355,678 shares issued; 11,337,307 and 11,796,930 shares outstanding
 at September 30, 1998 and December 31, 1997, respectively)                          113,557                 89,101
Additional paid-in capital                                                        75,132,246            101,697,157
Treasury stock (18,371 and 1,045,480 shares at
     September 30, 1998 and December 31, 1997 respectively)                         (401,426)           (19,666,287)
Unearned compensation - Employee Benefit Plan                                     (7,045,680)            (7,202,703)
Unearned compensation - Restricted Stock Awards                                   (2,670,490)            (3,718,355)
Retained earnings                                                                 69,436,783             63,785,160
Accumulated Other Comprehensive Income:
  Net unrealized gain on securities available for sale, net of taxes               2,572,214              1,459,027
                                                                         --------------------   --------------------
                    Total stockholders' equity                                   137,137,204            136,443,100
                                                                         --------------------   --------------------

                    Total liabilities and stockholders' equity         $       1,143,182,251  $       1,088,476,036
                                                                         ====================   ====================

               (1) Adjusted for three-for-two stock dividend paid on September 30, 1998.

               The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME.
                                   (Unaudited)



                                                        For the three months               For the nine months
                                                         Ended September 30,               Ended September 30,
                                                    ------------------------------    -------------------------------
                                                        1998            1997              1998             1997
                                                    --------------  --------------    --------------  ---------------

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                        $    14,363,853 $    11,151,914   $    41,741,897 $     29,500,105
Interest and dividends on securities:
     Taxable interest                                   6,125,532       5,540,792        18,435,993       16,980,303
     Tax-exempt interest                                    2,976           7,869            17,875           23,743
     Dividends                                             56,978          56,573           166,410          192,571
Other interest income                                     278,933         608,836         1,494,436        1,266,355
                                                    --------------  --------------    --------------  ---------------
          Total interest and dividend income           20,828,272      17,365,984        61,856,611       47,963,077
                                                    --------------  --------------    --------------  ---------------
INTEREST EXPENSE
Deposits                                                7,046,086       6,723,322        21,267,893       19,267,015
Other interest expense                                  4,922,188       2,409,164        13,430,904        4,879,570
                                                    --------------  --------------    --------------  ---------------
          Total interest expense                       11,968,274       9,132,486        34,698,797       24,146,585
                                                    --------------  --------------    --------------  ---------------
NET INTEREST INCOME                                     8,859,998       8,233,498        27,157,814       23,816,492
Provision for loan losses                                  15,234              --           173,517           66,792
                                                    --------------  --------------    --------------  ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     8,844,764       8,233,498        26,984,297       23,749,700
                                                    --------------  --------------    --------------  ---------------
NON-INTEREST INCOME
Other fee income                                          345,668         215,297         1,019,191          702,698
Net gain on sales of securities and loans                 179,795         (36,628)          330,030           12,391
Other income                                              436,259         595,742         1,142,936          934,035
                                                    --------------  --------------    --------------  ---------------
          Total non-interest income                       961,722         774,411         2,492,157        1,649,124
                                                    --------------  --------------    --------------  ---------------
NON-INTEREST EXPENSE
Salaries and employee benefits                          3,428,763       2,626,316        10,068,897        7,399,528
Occupancy and equipment                                   476,233         494,895         1,425,589        1,433,310
Professional services                                     421,660         388,280         1,318,988        1,168,868
Federal deposit insurance premiums                         25,439          21,956            77,374           58,991
Data processing                                           296,008         261,695           851,368          724,519
Depreciation and amortization                             252,678         205,059           728,921          585,231
Real estate owned expenses                                  7,805          49,583            86,558           74,926
Other operating expenses                                1,122,991         965,184         3,069,975        2,555,101
                                                    --------------  --------------    --------------  ---------------
          Total non-interest expense                    6,031,577       5,012,968        17,627,670       14,000,474
                                                    --------------  --------------    --------------  ---------------

INCOME BEFORE INCOME TAXES                              3,774,909       3,994,941        11,848,784       11,398,350
                                                    --------------  --------------    --------------  ---------------
PROVISION FOR INCOME TAXES
Federal                                                 1,264,138       1,096,948         3,991,433        3,202,291
State and local                                            52,802         705,425           431,971        1,990,479
                                                    --------------  --------------    --------------  ---------------
          Total taxes                                   1,316,940       1,802,373         4,423,404        5,192,770
                                                    --------------  --------------    --------------  ---------------

NET INCOME                                        $     2,457,969 $     2,192,568   $     7,425,380 $      6,205,580
                                                    ==============  ==============    ==============  ===============
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities:
  Unrealized holding gains arising during period        1,202,328       1,697,970         1,058,941        2,406,414
  Less:  reclassification adjustment for gains
    included in net income                                 14,167          48,006            54,246           74,476
                                                    --------------  --------------    --------------  ---------------
     Net unrealized holding gains                       1,216,495       1,745,976         1,113,187        2,480,890
                                                    --------------  --------------    --------------  ---------------
COMPREHENSIVE INCOME                              $     3,674,464 $     3,938,544   $     8,538,567 $      8,686,470
                                                    ==============  ==============    ==============  ===============
Weighted average shares outstanding  (1)               10,209,310      10,632,516        10,286,931       10,692,716
Weighted average total equivalent common shrs (1)      10,454,413      10,809,141        10,546,201       10,824,033
Basic earnings per share (1)                                $0.24           $0.21             $0.72            $0.58
Diluted earnings per share (1)                              $0.24           $0.20             $0.70            $0.57

       (1) Share and per share amounts adjusted for three-for-two stock dividend paid on September 30, 1998.

              The accompanying  notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS.
                                   (Unaudited)


                                                                                   For the nine months ended
                                                                                         September 30,
                                                                           -------------------------------------------
                                                                                 1998                     1997
                                                                           ------------------      -------------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
      Net income                                                         $         7,425,380     $          6,205,580
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Provision for loan losses                                                  173,517                   66,792
          Provision for losses on real estate owned                                   33,243                        0
          Depreciation of bank premises and equipment                                728,921                  585,231
          Amortization of Goodwill                                                   274,597                   30,491
          Net gain on sales of securities                                           (100,456)                 (12,391)
          Net gain on sales of Small Business Administration loans                  (229,574)                       0
          Net loss on sale of real estate owned                                        6,293                    9,000
          Amortization of unearned premium, net of
              accretion of unearned discount                                       1,389,632                  301,648
          Amortization of deferred income                                           (619,836)                (643,291)
          Deferred income tax (benefit) provision                                   (511,446)                 979,530
          Deferred compensation                                                      160,648                  127,798
      Proceeds from sales of Small Business Administration loans                   2,635,656                        0
      Changes in operating assets and liabilities                                  5,211,956               (2,421,597)
      Unearned compensation                                                        1,204,888                  541,658
                                                                           ------------------      -------------------
                   Net cash provided by operating activities                      17,783,419                5,770,449
                                                                           ------------------      -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchases of banking premises and equipment                                   (780,776)              (1,087,613)
      Purchases of FHLB stock                                                     (2,964,600)                       0
      Purchases of securities available for sale                                (242,341,000)            (114,105,000)
      Proceeds from sales and calls of securities available for sale             176,679,456              102,268,391
      Proceeds from maturities and prepayments of securities
          available for sale                                                      57,156,454               31,943,979
      Net originations and repayments of loans                                   (84,363,091)             (80,050,900)
      Purchases of loans                                                         (20,587,000)            (107,518,000)
      Proceeds from sales & operations of real estate owned                          564,882                  588,400
      Acquisitions, net of cash and cash equivalents                                       0               (5,152,893)
                                                                           ------------------      -------------------
                   Net cash used by investing activities                        (116,635,675)            (173,113,636)
                                                                           ------------------      -------------------




                                   (continued)

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS.
                                   (Unaudited)



                                                                                   For the nine months ended
                                                                                         September 30,
                                                                           -------------------------------------------
                                                                                 1998                     1997
                                                                           ------------------      -------------------

CASH FLOWS USED BY FINANCING ACTIVITIES:
      Net (decrease) increase in non-interest bearing deposits                    (4,238,385)               8,876,432
      Net (decrease) increase in interest bearing deposits                       ( 9,751,724)              53,507,245
      Net increase in mortgagors' escrow deposits                                  6,728,709                3,781,039
      Repayments of short-term borrowed funds                                    (20,000,000)                       0
      Increases in long-term borrowed funds                                       90,000,000              114,062,594
      Repayments of long-term borrowed funds                                     (11,077,011)                       0
      Purchases of treasury stock, net                                            (7,615,246)              (4,943,319)
      Cash dividends paid                                                         (1,773,757)              (1,176,557)
                                                                           ------------------      -------------------
                   Net cash provided by financing activities                      42,272,586              174,107,434
                                                                           ------------------      -------------------

Net (decrease) increase in cash and cash equivalents                             (56,579,670)               6,764,247
Cash and cash equivalents, beginning of period                                    90,352,420               34,425,155
                                                                           ------------------      -------------------
Cash and cash equivalents, end of period                                 $        33,772,750     $         41,189,402
                                                                           ==================      ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
      Interest paid                                                      $        30,065,978     $         23,106,711
      Income taxes paid                                                            5,050,414                5,056,589
Non-cash activities:
      Loans originated as the result of real estate sales                                  0                  637,100
      Net change in unrealized  gains on securities  available for sale            2,086,188                4,597,190

               The accompanying notes are an integral part of these consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.
                                   (Unaudited)


                                                                                         For the Nine Months Ended
                                                                                            September 30, 1998
                                                                                         --------------------------

COMMON STOCK
Balance, beginning of period                                                           $                    89,101
Stock dividend paid on September 30, 1998 (3,785,168 common shares, of which
   1,339,590 common shares were paid from Treasury)                                                         24,456
                                                                                         --------------------------
     Balance, end of period                                                            $                   113,557
                                                                                         ==========================

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                           $               101,697,157
Stock dividend paid on September 30, 1998                                                              (26,914,295)
Release of shares from Employee Benefit Trust (1,895 common shares)                                         26,455
Stock options exercised (23,175 common shares)                                                             (64,506)
Tax benefit of stock plans                                                                                 387,435
                                                                                         --------------------------
     Balance, end of period                                                            $                75,132,246
                                                                                         ==========================

TREASURY STOCK
Balance, beginning of period                                                           $               (19,666,287)
Purchases of common shares outstanding (320,946 shares)                                                 (7,674,209)
Stock dividend paid on September 30, 1998 (3,785,168 common shares, of which
   1,339,590 common shares were paid from Treasury)                                                     26,888,627
Options exercised (23,175 common shares)                                                                   441,100
Restricted stock awards, net of forfeitures (-300 common shares)                                            (9,733)
Repurchase of restricted stock award  (14,410 common shares)                                              (380,924)
                                                                                         --------------------------
     Balance, end of period                                                            $                  (401,426)
                                                                                         ==========================

UNEARNED COMPENSATION
Balance, beginning of period                                                           $              (10,921,058)
Release of shares from Employee Benefit Trust (13,665 common shares)                                       157,023
Restricted stock award expense                                                                           1,038,132
Restricted stock awards, net of forfeitures (300 common shares)                                              9,733
                                                                                         --------------------------
     Balance, end of period                                                            $               (9,716,170)
                                                                                         ==========================

RETAINED EARNINGS
Balance, beginning of period                                                           $                63,785,160
Net income                                                                                               7,425,380
Cash dividends declared and paid                                                                        (1,773,757)
                                                                                         --------------------------
     Balance, end of period                                                            $                69,436,783
                                                                                         ==========================

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                           $                 1,459,027
Change in net unrealized holding gains on securities
     available for sale                                                                                  1,113,187
                                                                                         --------------------------
     Balance, end of period                                                            $                 2,572,214
                                                                                         ==========================

             The accompanying  notes are an integral part of these  consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED STATMENTS.


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


2.     USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.     BORROWED FUNDS

The primary business of the Company is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as a complimentary and cost effective source of funds for lending, investing and other general purposes. Upon the Bank's conversion from a New York State chartered mutual savings bank to a federally chartered mutual savings bank on May 10, 1994, the Bank became a member of, and became eligible to obtain advances from, the Federal Home Loan Bank of New York (FHLB-NY). Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. At September 30, 1998, borrowings from FHLB-NY totaled $346.1 million, with a composite interest rate of 6.10%.


4.     TREASURY STOCK AND STOCK DIVIDEND

In November of 1997, the Company announced its intention to repurchase up to 397,946 shares of the Company's outstanding common stock in its Third Stock Repurchase program. During the third quarter of 1998, the Company completed its Third Stock Repurchase Program, and announced its intention to repurchase an additional 568,071 shares of the Company's outstanding common stock in its Fourth Stock Repurchase Program. At September 30, 1998, the Company had purchased a total of 1,394,799 shares at a cost of $27.9 million pursuant to the Company's Stock Repurchase programs, leaving 550,071 shares to be repurchased under the current Stock Repurchase program. The total number of shares issued in the three-for-two stock dividend paid on September 30, 1998 were 3,785,168, of which 1,339,590 were funded by shares of treasury stock. All share and per share amounts in this report on Form 10-Q have been retro-actively restated to reflect the three-for-two stock dividend paid on September 30, 1998. Total shares outstanding at September 30, 1998 were 11,337,307.

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


6.     IMPACT OF NEW ACCOUNTING STANDARDS

In June of 1997, FASB issued SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the methodology of reporting information about operating segments of public enterprises in annual and interim financial reports. Adoption of this Pronouncement did not have a material impact on the Company's disclosures.

In February of 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88 and 106. This pronouncement is effective for fiscal years beginning after December 15, 1997. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and does not change the measurement or recognition of the benefits. Adoption of this Pronouncement is not expected to have a material impact on the Company's disclosures.

In June of 1998, FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No.52 and 107, and it supercedes FASB Statements No.80, 105 and 109. This Pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of these derivatives at fair value. Management will implement the disclosure requirements as per FASB Pronouncement.

FASB issued in October of 1998 SFAS No.134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of FASB Statement No.65. This Pronouncement amends SFAS No.65 to permit classification as trading, available-for-sale, or held-to-maturity mortgage-backed securities retained after the securitization of mortgage loans held for sale. SFAS No.134 is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this Pronouncement is not expected to have a material impact on the Company's disclosures.

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

The Company has in the past increased growth through acquisitions of financial institutions or branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as opportunities arise. On September 9, 1997, The Company acquired New York Federal Savings Bank, a privately held federal savings bank ("New York Federal") in a cash transaction valued at approximately $13.0 million.

In November of 1997, the Bank established a real estate investment trust subsidiary, Flushing Preferred Funding Corporation ("FPFC"), and transferred $256.7 million in real estate loans from the Bank to FPFC. On September 30, 1998, the bank transferred an additional $69.7 million in real estate loans from the Bank to FPFC. The assets transferred to FPFC are viewed by regulators as part of the Bank's assets in consolidation. However, the establishment of FPFC provides an additional vehicle for access by the Company to the capital markets for future investment opportunities. In addition, under current law, all income earned by FPFC and distributed to the Bank in the form of a dividend has the effect of reducing income tax expenses.

During the first quarter of 1998, the Bank formed Flushing Service Corporation ("FSC"), a service corporation to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission. FSC became fully operational during the month of June, 1998. Management is currently reviewing the potential profitability of various new products to further extend the Bank's product lines and market.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On August 18, 1998, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, payable September 30, 1998. Each shareholder received one additional share for every two shares of the Company's common stock held at the record date, September 10, 1998. Cash was paid in lieu of fractional shares. All share and per share amounts in this report on Form 10-Q have been retro-actively restated to reflect the three-for-two stock split paid on September 30, 1998.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph, the factors described below under Year 2000 Compliance, and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1997 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1997. The Company has no obligation to update these forward-looking statements.


YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendors, and purchased software operating on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing software, such as application programs and operating systems, will accommodate the year 2000 date value. In the past, such software was programmed to assume that all year values begin with "19". In response to this business concern, the Company established, in 1997, a Year 2000 Task Force ("Y2K Task Force") to evaluate whether its computer systems will function properly in the year 2000, and report to the Board of Directors on a monthly basis. With the implementation of the Y2K Task Force, actions were taken to remedy the Company's year 2000 problems and management expects to be year 2000 compliant by the end of calendar 1998, although the Company plans to continue monitoring its year 2000 readiness until the year 2000. However, due to possible unanticipated events, there can be no assurances that the Company will meet its target date for compliance.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Since established, the Y2K Task Force has contacted parties with which the Company has material relationships, including the Company's data processing vendors, and software suppliers to determine whether the systems used, or relied upon, by the Company are year 2000 compliant, and if not to assess the corrective steps being taken. The Company also contacted all borrowers with loan balances outstanding in excess of two million dollars to assess the state of each such party's year 2000 readiness, and is currently awaiting their response for assessment. The Company's investment securities portfolio, which amounted to 32.03% of total assets at September 30, 1998, consists primarily of U.S. government securities or U.S. government agency backed mortgage-backed securities. Although the Company is attempting to monitor and evaluate the efforts of these other parties, it cannot control the success of their efforts.

The Company's data processing vendors and the majority of other vendors have indicated that their hardware and/or software is or will be year 2000 compliant. Systems for which year 2000 compliance could not be assured are being replaced. Assessment and testing for year 2000 compliance has been performed on in-house systems, and is being performed, or will be performed, for the Company's third party data processing vendors. The anticipated costs to upgrade various equipment is approximately $100,000, of which $48,000 has already been expensed. This update cost consists primarily of bios and software version upgrades. The foregoing estimate of costs does not include the time that internal staff are devoting to testing and monitoring year 2000 compliance, although these activities are not expected to add significant incremental cost. Based on compliance efforts and testing through October 31, 1998, management does not believe that costs of year 2000 compliance will have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

The Company is also dependent in its business upon the availability of public utilities, including communications and power services. The year 2000 readiness of such utilities has yet to be established, and the Company cannot predict the outcome of such utilities' remediation efforts.

The Company believes the most reasonably likely worst case scenario, should the Company's systems not meet the year 2000 compliance, is an inability to process banking transactions, calculate investment yields and costs, send and receive electronic data with third parties, or engage in similar normal business activities. Although the Company does not believe this scenario will occur, should the Company need to manually calculate and complete transactions, assuming a doubling in manpower, the cost of alternative methods of doing business is projected to be approximately $250,000 in additional expenses per month.

Management believes a more likely scenario, if the Company's systems are not year 2000 compliant, is a temporary disruption of service to its customers. The Company is of the opinion that its contingency plans would mitigate the long-term effect of such a scenario and that a temporary disruption would not have a material adverse effect on its consolidated financial condition, results of operations or cash flow.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In case of unanticipated events, the Company has developed contingency plans that management believes will combat the unavailability of each mission critical system, including the identification of reasonable substitutes for the functions of such systems. Some of these contingency plans are already in use for unanticipated data processing vendor downtime which occurs during the normal course of business.

The discussion above of the Company's efforts, and management's expectations, relating to year 2000 compliance are forward-looking statements, which are based on management's best estimate of various factors involving numerous assumptions. The Company's ability to achieve year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

GENERAL. Net income for the third quarter of 1998 increased 12.10% to $2.5 million, or $0.24 per diluted share, from the $2.2 million, or $0.20 per diluted share, earned in the quarter ended September 30, 1997. The return on average assets for the third quarter of 1998 decreased to 0.88% from 0.97% for the comparable 1997 period, while the return on average equity for the third quarter of 1998 increased to 7.16% from 6.53% for the comparable 1997 period. Excluding a one-time non-recurring compensation expense of $490,000, net income for the three months ended September 30, 1998 would have been $2.7 million, or $0.26 per diluted share. Excluding this non-recurring item, the return on average assets for the third quarter of 1998, would have increased to 0.98% , and the return on average equity for the third quarter of 1998 would have increased to 7.91%.

INTEREST INCOME. Total interest and dividend income increased $3.4 million from $17.4 million for the three months ended September 30, 1997 to $20.8 million for the three months ended September 30, 1998. This increase was primarily the result of a $171.8 million increase in the average earning balances of mortgage loans from the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1998, and a $51.2 million increase in the average earning balances of investment securities available for sale from the third quarter of 1997 as compared to the third quarter of 1998.

INTEREST EXPENSE. Interest expense increased $2.9 million from $9.1 million for the three months ended September 30, 1997 to $12.0 million for the three months ended September 30, 1998, primarily due to a $2.5 million increase in borrowed funds expense as the average balance of borrowed funds increased $166.3 million from the third quarter of 1997 as compared to the third quarter of 1998. Interest paid on deposits also increased $323,000, resulting from an increase of $29.9 million in the average balances of higher costing certificates of deposit accounts from the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1998.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INTEREST INCOME. For the three months ended September 30, 1998, net interest income increased 7.61% to $8.9 million from $8.2 million in the comparable 1997 period, for reasons stated above. Net interest margin declined from 3.81% for the three months ended September 30, 1997 to 3.33% for the comparable 1998 period, as a result of increased utilization of borrowed funds from the Federal Home Loan Bank of New York ("FHLB-NY") which have a higher average cost than deposits. Mindful of the balance between return on assets and cost of funds, the Company continues its focus on asset growth and market penetration, the results of which are reflected in the continued growth in dollars earned.

PROVISION FOR LOAN LOSSES. Provision for loan losses for the three months ended September 30, 1998 were $15,000 as compared to none for the comparable 1997 period. The allowance for loan losses increased from $6.5 million at December 31, 1997 to $6.7 million at September 30, 1998, which reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased by 24.19% to $962,000 for the three months ended September 30, 1998 from $774,000 for the three months ended September 30, 1997. The increase is due primarily to $154,000 in gains recorded on sales of the guaranteed portion of Small Business Association Loans ("SBA") during the third quarter of 1998, an increase of $143,000 in quarterly dividends on FHLB stock, and increased fee income from mortgage and banking services, partially offset by a one-time non-recurring receipt of $361,000 in 1997 associated with a construction project that was completed in prior years.

NON-INTEREST EXPENSE. Non-interest expense increased by $1.0 million to $6.0 million for the three months ended September 30, 1998 as compared to $5.0 million for the quarter ended September 30, 1997. This increase is primarily a result of additional expenses attributable to the New York Federal division which was established as a result of the acquisition of New York Federal Savings Bank in September 1997, expenses related to the opening of the Edward's Supermarket branch in June of 1998, and a one-time payout of $490,000 under a senior officer's employment agreement during the third quarter of 1998. The efficiency ratio, which excludes distortions from non-recurring items, was 55.49% and 54.77% for the three months ended September 30, 1998 and 1997, respectively.

INCOME BEFORE INCOME Taxes. Total income before provision for income taxes decreased $220,000, from $4.0 million for the three months ended September 30, 1997 as compared to $3.8 million for the three months ended September 30, 1998 for reasons stated above. Excluding the effect of a one-time payout of $490,000 under a senior officer's employment agreement, total income before provision for taxes would have been $4.3 million for the three months ended September 30, 1998, an increase of $270,000 as compared to $4.0 million for the three months ended September 30, 1997.

PROVISION FOR INCOME TAXES. Income tax expense declined $485,000 to $1.3 million for the three months ended September 30, 1998 as compared to $1.8 million for the comparable 1997 period. This is primarily due to a decrease in income before taxes, and a reduction in the Company's effective tax rate attributed to a tax benefit associated with the Company's real estate investment trust.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

GENERAL. Net income for the nine months ended September 30, 1998 increased 19.66% to $7.4 million, or $0.70 per diluted share, from the $6.2 million, or $0.57 per diluted share, earned in the comparable 1997 period. The return on average assets for the nine months ended September 30, 1998 decreased to 0.90% from 0.98% for the comparable 1997 period, while the return on average equity for the nine months ended September 30, 1998 increased to 7.28% from 6.27% for comparable 1997 period. Excluding one-time non-recurring compensation expenses of $1.5 million, net income for the nine months ended September 30, 1998 would have been $8.2 million or $0.78 per diluted share. Excluding the one-time non-recurring compensation expenses, return on average assets for the nine months ended September 30, 1998 would have improved to 1.00%, and the return on average equity for the nine months ended September 30, 1998 would have increased to 8.06%.

INTEREST INCOME. Total interest and dividend income increased $13.9 million from $48.0 million for the nine months ended September 30, 1997 to $61.9 million for the nine months ended September 30, 1998. This increase was primarily the result of a $190.6 million increase in the average earning balances of mortgage loans, and a $38.0 million increase in the average earning balances of investment securities available for sale, from the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998.

INTEREST EXPENSE. Interest expense increased $10.6 million from $24.1 million for the nine months ended September 30, 1997 to $34.7 million for the nine months ended September 30, 1998, primarily due to a $8.6 million increase in borrowed funds expense as the average balance of borrowed funds increased by $183.0 million from the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998. Interest paid on deposits also increased $2.0 million, resulting from an increase of $49.0 million in the average balances of certificates of deposit accounts from the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998.

NET INTEREST INCOME. For the nine months ended September 30, 1998, net interest income increased 14.03% to $27.2 million from $23.8 million in the comparable 1997 period, for reasons stated above. Net interest margin declined from 3.92% for the nine months ended September 30, 1997 to 3.47% for the comparable 1998 period primarily a result of increased utilization of higher costing FHLB borrowings. Mindful of the balance between return on assets and cost of funds, the Company continued its focus on asset growth and market penetration, the results of which was reflected in the $3.4 million increase in net interest income from the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998.

PROVISION FOR LOAN LOSSES. Provision for loan losses increased to $174,000 for the nine months ended September 30, 1998 as compared to $67,000 for the nine months ended September 30, 1997. The allowance for loan losses increased from $6.5 million at December 31, 1997 to $6.7 million at September 30, 1998, which reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), it's analysis of specific loan situations, and the size and composition of the loan portfolio.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST INCOME. Total non-interest income during the nine months ended September 30, 1998 increased by 51.12% to $2.5 million as compared to $1.6 million for the nine months ended September 30, 1997. The increase is due primarily to $230,000 in gains on sales of the guaranteed portion of Small Business Administration loans ("SBA"), a $510,000 increase in quarterly FHLB stock dividends for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, and increased fee income from mortgage and banking services.

NON-INTEREST EXPENSE. Non-interest expense increased by $3.6 million to $17.6 million for the nine months ended September 30, 1998 as compared to $14.0 million for the nine months ended September 30, 1997. This increase is primarily a result of additional expenses attributable to the New York Federal division which was established as a result of the acquisition of New York Federal Savings Bank in September 1997, $1.5 million in one-time non-recurring compensation expenses relating to the planned retirement of a senior executive and a one-time payout under a senior officer's employment agreement, and expenses related to the opening of the Edward's Supermarket branch in June of 1998. The efficiency ratio, which excludes distortions from non-recurring items, improved to 53.55% for the nine months ended September 30, 1998 as compared to 54.71% for the comparable period in 1997, despite an increase in non-interest expense.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $450,000, from $11.4 million for the nine months ended September 30, 1997 as compared to $11.8 million for the nine months ended September 30, 1998 for the reasons stated above. Excluding the effect of $1.5 million in one-time non-recurring compensation expenses referred to above, total income before provision for income taxes would have increased $1.9 million to $13.3 million for the nine months ended September 30, 1998, compared to $11.4 for the nine months ended September 30, 1997.

PROVISION FOR INCOME TAXES. Income tax expense declined $769,000 to $4.4 million for the nine months ended September 30, 1998 as compared to $5.2 million for the comparable 1997 period, despite an increase in income before taxes. The reduction in the Company's effective tax rate was primarily attributed to a tax benefit associated with the Company's real estate investment trust.


FINANCIAL CONDITION

ASSETS. Total assets at September 30, 1998 were $1.1 billion. During the first nine months of 1998, loan originations and purchases were $84.8 million for 1-4 family residential mortgage loans, $58.8 million for multi-family real estate loans, $31.2 million for commercial real estate loans and $2.3 million in construction loans. For the first nine months of 1997, loan originations and purchases were $73.2 million for 1-4 family real estate loans, $53.6 million for multi-family real estate loans, $15.8 million for commercial real estate loans and $1.4 million in construction loans. As part of the purchase of New York Federal Savings Bank during September of 1997, the Company also acquired $901,000 in 1-4 family real estate loans, $62.4 million in multi-family real estate loans, $11.7 million in commercial real estate loans, and $2.0 million in Small Business Administration Loans ("SBA"). Since December 31, 1997, the total loan portfolio has increased $101.8 million or 16.77%.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were reduced by $332,000 from $2.9 million at December 31, 1997 to $2.6 million at September 30, 1998. At the same time, total non-performing assets as a percentage of total assets improved from 0.27% at December 31, 1997 to 0.22% at September 30, 1998. The ratio of allowance for loan losses to non-performing loans was 281.53% at September 30, 1998.

LIABILITIES. Total liabilities increased $54.0 million to $1.0 billion at September 30, 1998 from $952.0 million at December 31, 1997 . The change in total liabilities was due primarily to an increase in FHLB borrowings of $58.9 million during the first nine months of 1998 bringing FHLB borrowings to $346.1 million at September 30, 1998 offset, in part, by a decline of $7.3 million in deposits. The decline in deposits consists of a $9.8 million decrease in interest bearing deposits, a $4.2 million reduction in non-interest bearing deposits, and an increase of $6.7 million in mortgagor's escrow deposits.

EQUITY. Total stockholders' equity increased 0.51% to $137.1 million at September 30, 1998 from $136.4 million at December 31, 1997. The increase was due to $7.4 million in net income for the nine months ended September 30, 1998, and an increase of $1.1 million in net unrealized gain on securities available for sale. These increases are offset, in part, by $7.7 million in treasury shares purchased through the Company's stock repurchase plans, and $1.8 million in cash dividends paid during 1998. Quarterly dividends per share, adjusted for the three-for-two stock dividend paid on September 30, 1998, were increased from $0.04 per share for the fourth quarter of 1997 to $0.05 per share in the first and second quarters of 1998, and then to $0.06 for the third quarter of 1998. Book value per share, adjusted for the three-for two stock dividend paid on September 30, 1998, continued to improve to $12.10 per share at September 30, 1998 from $11.57 per share at December 31, 1997 and $11.39 at September 30, 1997.

During September of 1998, the Company announced its intention to repurchase up to 568,071 shares of the Company's outstanding common stock in its Fourth Stock Repurchase program. At September 30, 1998, the Company had purchased a total of 1,394,799 shares at a cost of $27.9 million pursuant to the Company's Stock Repurchase programs, leaving 550,071 shares to be repurchased under the current Stock Repurchase program. The total number of shares issued in the three-for-two stock dividend paid on September 30, 1998 was 3,785,168 of which 1,339,590 shares were funded by shares of treasury stock. The total number of shares outstanding at September 30, 1998 was 11,337,307.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At September 30, 1998 and December 31, 1997, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 21.79% and 24.53%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CASH FLOW. General funding for Company activities comes from cash flows provided by operating, and financing activities which totaled $17.8 million and $42.3 million respectively, for the nine months ended September 30, 1998. The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate loans. During the nine months ended September 30, 1998, the net total of loan originations and loan repayments were $84.4 million, and real estate loans purchased were $20.6 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 1998, the Company purchased a total of $242.3 million in securities available for sale. Cash flow used in these investment activities were funded primarily from funds provided by operating activities, and an aggregate of $233.8 million in sales, calls, maturities, and prepayments of securities available for sale. In addition, cash flows provided by financing activities totaled $42.3 million for the nine months ended September 30, 1998, primarily attributable to net borrowings of $58.9 million from the Federal Home Loan Bank of New York, offset in part by a decrease of $7.3 million in deposits, $7.6 million in treasury stock repurchases, and $1.8 million paid in dividends for the nine month period ending September 30, 1998.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 1998 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors.




                                                                   Projected Percentage Change In
--------------------------------------------------------------------------------------------------------------------
Change in Interest Rate                                   Net Interest Income              Net Portfolio Value
--------------------------------------------------------------------------------------------------------------------


      -400 Basis Points                                                   10.50 %                         24.46 %
      -300 Basis Points                                                    7.11                           17.00
      -200 Basis Points                                                    3.20                           10.30
      -100 Basis Points                                                    1.03                            5.18
     Base Interest Rate                                                       0                               0
      +100 Basis Points                                                   -3.17                          -12.90
      +200 Basis Points                                                   -9.13                          -31.02
      +300 Basis Points                                                  -15.74                          -50.37
      +400 Basis Points                                                  -23.04                          -66.80


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 1998, the Bank exceeded each of the three OTS capital requirements. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 1998.


                                                                                                Percent of
                                                                           Amount                 Assets
                                                                   -----------------------   ------------------
                                                                             (Dollars in thousands)


Tangible Capital:
     Capital level                                                               $102,793                 9.27%
     Requirement                                                                   16,638                 1.50
     Excess                                                                        86,155                 7.77

Core Capital:
     Capital level                                                               $102,793                 9.27%
     Requirement                                                                   44,368                 4.00
     Excess                                                                        58,425                 5.27

Risk-Based Capital:
     Capital level                                                               $109,512                20.35%
     Requirement                                                                   43,044                 8.00
     Excess                                                                        66,468                12.35



                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine months ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                          For the nine months ended September 30,
                                         ---------------------------------------------------------------------------
                                                        1998                                    1997
                                         -----------------------------------     -----------------------------------
                                           Average                Average         Average                 Average
                                           Balance     Interest  Yield/Cost       Balance     Interest   Yield/Cost
                                         ------------  --------  -----------     -----------  ---------  -----------
                                                                   (Dollars in thousands)

ASSETS:
      Interest-earning assets:
          Mortgage loans, net               $638,421   $41,457         8.66 %      $447,829    $29,366         8.74 %
          Other loans                          3,192       285        11.90           1,719        134        10.39
          Mortgage-backed securities         316,333    15,989         6.74         173,047      9,057         6.98
          Other securities                    51,635     2,632         6.80         156,948      8,140         6.92
          Interest-earning deposits
             and federal funds sold           32,688     1,494         6.09          29,929      1,266         5.64
                                         ------------  --------  -----------     -----------  ---------  -----------
          Total interest-earning assets    1,042,269    61,857         7.91         809,472     47,963         7.90
                                                       --------  -----------                  ---------  -----------
          Non-interest earning assets         52,174                                 37,482
                                         ------------                            -----------
               Total assets               $1,094,443                               $846,954
                                         ============                            ===========

LIABILITIES AND EQUITY:
      Interest-bearing liabilities:
       Deposits:
         Passbook accounts                  $202,043     4,322         2.85 %      $207,612      4,435         2.85 %
         NOW accounts                         24,156       345         1.90          22,431        331         1.97
         Money market accounts                25,557       570         2.97          24,458        509         2.77
         Certificate of deposit accounts     378,253    15,979         5.63         329,217     13,937         5.64
         Mortgagors' escrow deposits           5,692        52         1.22           6,009         55         1.22
       Borrowed Funds                        290,472    13,431         6.17         107,426      4,880         6.06
                                         ------------  --------  -----------     -----------  ---------  -----------
               Total interest-bearing
                   liabilities               926,173    34,699         5.00         697,153     24,147         4.62
                                                       --------  -----------                  ---------  -----------
      Other liabilities                       32,254                                 17,919
                                         ------------                            -----------
                    Total liabilities        958,427                                715,072
      Equity                                 136,016                                131,882
                                         ------------                            -----------
         Total liabilities and equity     $1,094,443                               $846,954
                                         ============                            ===========

Net interest income/expense spread                     $27,158         2.91 %                  $23,816         3.28 %
                                                       ========  ===========                  =========  ===========
Net interest-earning assets/net interest
      Margin                                $116,096                   3.47 %      $112,319                    3.92 %
                                         ============            ===========     ===========             ===========
Ratio of interest-earning assets to
      interest-bearing liabilities                                     1.13 x                                  1.16 x
                                                                 ===========                             ===========


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LOANS

The following table sets forth the Company's loan originations (including the net effect of refinancing) and the changes in the Company's portfolio of loans, including purchases, sales and principal reductions for the periods indicated.


                                                                  For the nine                         For the
                                                                  months ended                       year ended
                                                               September 30, 1998                 December 31, 1997
                                                              ----------------------            ----------------------
                                                                                    (In thousands)


MORTGAGE LOANS                                                         $    602,559                      $    388,086
  At beginning of period

  Mortgage loans originated:
      One-to-four family                                                     64,258                            42,756
      Cooperative                                                                 0                               475
      Multi-family                                                           58,791                            79,976
      Commercial                                                             31,193                            17,121
      Construction                                                            2,251                             3,016
                                                                          ----------                        ----------
          Total mortgage loans originated                                   156,493                           143,344
                                                                          ----------                        ----------

  Acquired loans:
      Loans purchased                                                        20,587                            49,965
      Acquired NY Federal 1-4 family loans                                        0                               901
      Acquired NY Federal multi-family loans                                      0                            62,405
      Acquired NY Federal commercial loans                                        0                            11,717
                                                                          ----------                        ----------
          Total acquired loans                                               20,587                           124,988
                                                                          ----------                        ----------

  Less:
      Principal reductions                                                   73,969                            53,416
      Mortgage loans sold                                                         0                                 0
      Mortgage loan foreclosures                                                452                               443
                                                                          ----------                        ----------
  At end of period                                                     $    705,218                      $    602,559
                                                                          ==========                        ==========

OTHER LOANS:
  At beginning of period                                               $      4,175                      $      1,680
  Small Businesses Administration lending activity, net                        (546)                            2,029
  Other consumer loan activity, net                                            (359)                              466
                                                                          ----------                        ----------
  At end of period                                                     $      3,270                      $      4,175
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



                                                                    September 30,                   December 31,
                                                                        1998                            1997
                                                              --------------------------      -------------------------
                                                                               (Dollars in Thousands)



Non-accrual mortgage loans                                                       $2,344                         $2,409
Other non-accrual loans                                                              43                             49
                                                              --------------------------      -------------------------
          Total non-accrual loans                                                 2,387                          2,458
                                                              --------------------------      -------------------------

Mortgage loans 90 days or more delinquent
      and still accruing                                                              0                              0
Other loans 90 days or more delinquent
      and still accruing                                                              0                              0
                                                              --------------------------      -------------------------
          Total non-performing loans                                              2,387                          2,458
                                                              --------------------------      -------------------------

Real estate owned (foreclosed real estate)                                          172                            433
                                                              --------------------------      -------------------------
          Total REO                                                                 172                            433
                                                              --------------------------      -------------------------

          Total non-performing assets                                            $2,559                         $2,891
                                                              ==========================      =========================

Non-performing loans to gross loans                                               0.34%                          0.41%
Non-performing assets to total assets                                             0.22%                          0.27%



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

The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.



                                                         September 30,          December 31,
                                                              1998                  1997
                                                       -------------------    -----------------
                                                               (Dollars in thousands)


Balance at beginning of period                                     $6,474               $5,437
Provision for loan losses                                             174                  104
NY Federal acquisition provision                                        0                  979
Loans charged-off:
          One-to-four family                                           91                   85
          Co-operative                                                  0                   44
          Multi-family                                                  0                    0
          Commercial                                                    0                    0
          Construction                                                  0                    0
          Other                                                        12                   77
                                                       -------------------    -----------------
              Total loans charged-off                                 103                  206
                                                       -------------------    -----------------
Recoveries:
          Mortgage loans                                              175                  155
          Other loans                                                   0                    5
                                                       -------------------    -----------------
              Total recoveries                                        175                  160
                                                       -------------------    -----------------
Balance at end of period                                           $6,720               $6,474
                                                       ===================    =================

Ratio of net (recoveries)charge-offs during the year
    to average loans outstanding during the period                 (0.01%)               0.01%
Ratio of allowance for loans losses to
    loans at end of period                                          0.95%                1.07%
Ratio of allowance for loans losses to
    non-performing loans at end of period                         281.53%              263.38%
Ratio of allowance for loans losses to
    non-performing assets at end of period                        262.57%              223.94%



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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable


ITEM 5.    OTHER INFORMATION.

On September 29, 1998, the Company's Board of Directors held a special meeting and elected two new directors, James D. Bennett and Louis C. Grassi. Mr. Bennett, a Class A director, will serve a term expiring at the annual meeting of stockholders of the Company in 1999, and Mr. Grassi, a Class B director, will serve a term expiring at the annual meeting of stockholders of the Company in 2000 or, in each case, until his successor is elected and qualified. Messrs. Bennett an Grassi will also serve on the Board of Directors of the Bank.

Mr.Bennett is a partner in the law firm of Bennett, Rice & Schure, LLP, and also serves as President, and Chief Executive Officer of Land Enterprises, Inc., a real estate investment and management firm. In addition, Mr. Bennett is a Commissioner of the Public Service Commission of New York State.

Mr. Grassi, a certified public accountant and certified fraud examiner, is Managing Partner of Grassi & Co., CPA's, P.C. He is a member of the Board of Directors of the New York State Society of Certified Public Accountants and serves as Chairman of their Task Force on Professional Liability Insurance.

Messrs. Bennett and Grassi were elected to fill vacancies resulting from the retirement of one director, Thomas Trent, on February 28, 1997, and an increase, by one, in the size of the Company's Board of Directors.

                           PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBIT

             27            Financial data schedule.

     b) REPORTS ON FORM 8-K


On August 28, 1998, the Company filed Form 8-K to report a three-for-two stock split in the form of a 50% stock dividend, payable on September 30, 1998. Shareholder's received one additional share for every two shares of the Company's common stock held at the record date, September 10, 1998. Cash was paid in lieu of fractional shares.

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Flushing Financial Corporation




Dated:   November 12, 1998           By:  /s/ Michael J. Hegarty
       ------------------------           ---------------------------------
                                          Michael J. Hegarty
                                          President and Chief Executive Officer





Dated:   November 12, 1998           By:  /s/ Monica C. Passick
       ------------------------           -------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                            Description

   27                                  Financial Data Schedule.