Form 10-K
period 1998-12-31
FLUSHING FINANCIAL CORP
filed 1999-03-31
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. _X_ Yes       No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $153,936,000. This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, on February 26, 1999, the last trading date in February 1999, which was $15.25.

     The number of shares of the registrant's Common Stock outstanding as of February 28, 1999 was 10,450,567 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999 are incorporated herein by reference in
Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business..............................................................1
           General ............................................................1
           Market Area and Competition.........................................3
           Lending Activities..................................................4
                  Loan Portfolio Composition...................................4
                  Loan Maturity and Repricing..................................7
                  One-to-Four Family Mortgage Lending..........................7
                  Home Equity Loans............................................9
                  Multi-Family Lending.........................................9
                  Commercial Real Estate Lending..............................10
                  Construction Loans..........................................10
                  Small Business Administration Lending.......................10
                  Consumer and Other Lending..................................11
                  Loan Approval Procedures and Authority......................11
                  Loan Concentrations.........................................12
                  Loan Servicing..............................................12
           Asset Quality......................................................12
                  Loan Collection.............................................12
                  Delinquent Loans and Non-performing Assets..................12
                  REO.........................................................14
           Allowance for Loan Losses..........................................14
           Investment Activities..............................................18
                  General.....................................................18
                  Mortgage-backed securities..................................19
           Sources of Funds...................................................22
                  General.....................................................22
                  Deposits....................................................22
                  Borrowings..................................................25
           Subsidiary Activities..............................................27
           Personnel..........................................................27

                                  RISK FACTORS

           Effect of Interest Rates...........................................28
           Lending Activities.................................................28
           Competition........................................................29
           Local Economic Conditions..........................................29
           Year 2000 Compliance...............................................29
           Pending Legislation................................................30
           Legislation and Proposed Changes...................................31
           Certain Anti-Takeover Provisions...................................31

                                TABLE OF CONTENTS

                                   (Continued)

                                                                            Page
                                                                            ----

                        FEDERAL, STATE AND LOCAL TAXATION

           Federal Taxation...................................................32
                  General.....................................................32
                  Bad Debt Reserves...........................................32
                  Distributions...............................................33
                  Corporate Alternative Minimum Tax...........................33
           State and Local Taxation...........................................33
                  New York State and New York City Taxation...................33
                  Delaware State Taxation.....................................34

                                   REGULATION

           General ...........................................................34
           Investment Powers..................................................35
           Real Estate Lending Standards......................................35
           Loans-to-One Borrower Limits.......................................36
           Insurance of Accounts..............................................36
           Liquidity Requirements.............................................37
           Qualified Thrift Lender Test.......................................37
           Transactions with Affiliates.......................................38
           Restrictions on Dividends and Capital Distributions................39
           Federal Home Loan Bank System......................................40
           Assessments........................................................40
           Branching..........................................................40
           Community Reinvestment.............................................40
           Year 2000 Compliance...............................................41
           Brokered Deposits..................................................41
           Capital Requirements...............................................42
                  General.....................................................42
                  Tangible Capital Requirement................................42
                  Core Capital Requirement....................................42
                  Risk-Based Requirement......................................42
           Federal Reserve System.............................................43
           Financial Reporting................................................44
           Standards for Safety and Soundness.................................44
           Prompt Corrective Action...........................................44
           Pending Legislation................................................45
           Company Regulation.................................................45
           Federal Securities Laws............................................46

Item 2.  Properties...........................................................47
Item 3.  Legal Proceedings....................................................47
Item 4.  Submission of Matters to a Vote of Security Holders..................47

                                TABLE OF CONTENTS

                                   (Continued)

                                                                            Page
                                                                            ----


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters................................................48
Item 6.  Selected Financial Data..............................................48
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................48
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........48
Item 8.  Financial Statements and Supplementary Data..........................48
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................49
Item 11.  Executive Compensation..............................................49
Item 12.  Security Ownership of Certain Beneficial Owners and Management......49
Item 13.  Certain Relationships and Related Transactions......................49

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....50
           (a)  1.  Financial Statements......................................50
           (a)  2.  Financial Statement Schedules.............................50
           (b)  Reports on Form 8-K filed during the last quarter
                    of fiscal 1997............................................50
           (c)  Exhibits Required by Securities and Exchange Commission
                    Regulation S-K............................................51

                                   SIGNATURES

                                POWER OF ATTORNEY

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

Item 1. Business.

General

     Flushing Financial Corporation (the "Company") is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the "Bank") for the purpose of acquiring and holding all of the outstanding capital stock of the Bank issued upon its conversion from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). The Conversion was completed on November 21, 1995. In connection with the Conversion, the Company issued 12,937,500 shares of common stock at a price of $7.67 per share to the Bank's eligible depositors who subscribed for shares, and to an employee benefit trust established by the Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company and the Bank (the "Employee Benefit Trust"). The Company realized net proceeds of $96.5 million from the sale of its common stock and utilized approximately $48.3 million of such proceeds to purchase 100% of the issued and outstanding shares of the Bank's common stock. Flushing Financial Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFIC".

     The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. government and federal agency securities, federal funds, mortgage-backed securities, and investment grade corporate obligations. The Company also holds a note evidencing a loan that it made to the Employee Benefit Trust to enable the Employee Benefit Trust to acquire 1,035,000 shares, or 8% of the common stock issued in the Conversion. The Company has in the past increased growth through acquisition of financial institutions and branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time-frame, accretive to earnings, as opportunities arise. The Company may also organize or acquire, through merger or otherwise, other financial services related companies. The activities of the Company are funded by that portion of the proceeds of the sale of common stock in the Conversion that the Company was permitted by the Office of Thrift Supervision ("OTS") to retain, and earnings thereon, and by dividends, if any, received from the Bank.

     The Company is a unitary savings and loan holding company, which, under existing laws, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Under regulations of the Office of Thrift Supervision (the "OTS") the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every 12 months. At December 31, 1998, the Bank's QTL Ratio was 88.6%, and the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. See "Regulation--Qualified Thrift Lender Test" and "Regulation--Company Regulation."

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

     Unless otherwise disclosed, the information presented in the financial statements and this Form 10-K reflect the financial condition and results of operations of the Company, the Bank and the Bank's subsidiaries on a consolidated basis. At December 31, 1998, the Company had total assets of $1.1 billion, deposits of $664.1 million and stockholders' equity of $132.1 million.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (i) originations and purchases of one-to-four-family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Bank originates certain other loans, including construction loans, Small Business Administration ("SBA") loans and other small business and consumer loans. At December 31, 1998, the Bank had loans receivable, net of allowance for loan losses and unearned income, of $750.6 million, representing approximately 65.7% of the Company's total assets, and held mortgage-backed securities with a carrying value of $291.6 million, representing approximately 25.5% of the Company's total assets. The Bank's revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank's primary sources of funds are deposits, Federal Home Loan Bank-New York ("FHLB-NY") borrowings, reverse repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans.

     On September 9, 1997, the Company acquired New York Federal Savings Bank ("New York Federal") and merged it with the Bank in a cash transaction valued at approximately $13 million. This acquisition was immediately accretive to the Company's earnings and was accounted for under the purchase method of accounting.

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

     In March of 1998, the Bank formed a service corporation, Flushing Service Corporation, to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission. Management is currently reviewing the profitability potential of various new products to further extend the Bank's product lines and market.

     As part of the Company's exploration in new retailing concepts and products, the Bank opened its first in-store supermarket branch in June 1998 in the neighborhood of New Hyde Park through an alliance with the Edwards Supermarket chain. The new supermarket branch can address virtually all of its customers' financial needs, with the added convenience of extended hours and time saving grocery store access.

     On August 18, 1998, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, which was paid on September 30, 1998. Each stockholder received one additional share for every two shares of the Company's common stock held at the record date, September 10, 1998. Cash was paid in lieu of fractional shares. This dividend was not paid on shares held in treasury. All share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the three-for-two split paid on September 30, 1998.

Market Area and Competition

     The Bank has been, and intends to continue to be, a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and seven branch offices, located in the New York City Boroughs of Queens, Brooklyn and Manhattan, and in Nassau County, New York. Substantially all of the Bank's mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, the unemployment and real estate values in the New York City metropolitan area have been relatively stable, which has favorably impacted the Bank's asset quality. See "--Asset Quality." There can be no assurance that the stability of these economic factors will continue.

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for multi-family loans, commercial real estate loans and one-to-four family residential mortgage loans will continue to increase in the future. Thus, no assurances can be given that the Bank will be able to maintain or increase its current level of such loans, as contemplated by management's current business strategy. The Bank's most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces increasing competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in maintaining its deposit base.

     For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," included in the Annual Report of Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report"), incorporated herein by reference.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate residential mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties or commercial real estate, construction loans, SBA loans, other small business loans and consumer loans. At December 31, 1998, the Bank had gross loans outstanding of $758.6 million (before reserves and unearned income), of which $372.0 million, or 49.04%, were one-to-four family residential mortgage loans (including $16.5 million of condominium loans, and $5.9 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 51.52% were ARM loans and 48.48% were fixed-rate loans. At December 31, 1998, multi-family loans totaled $277.4 million, or 36.57% of gross loans, commercial real estate loans totaled $101.4 million, or 13.37%, construction loans totaled $3.2 million, or 0.42%, SBA loans totaled $2.6 million, or 0.35%, and consumer and other loans totaled $1.9 million, or 0.25% of gross loans.

     The Bank has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include ARM loans, fixed-rate mortgage loans and home equity loans. However, in recent years, the Bank has also placed emphasis on multi-family and commercial real estate loans. The Bank expects to continue its emphasis on multi-family and commercial real estate loans as well as on one-to-four family residential mortgage loans. From December 31, 1997 to December 31, 1998, one-to-four-family residential mortgage loans increased $70.7 million, or 23.45%, multi-family loans increased $47.2 million, or 20.50%, and commercial loans increased $33.2 million, or 48.72%. Fully underwritten one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Multi-family income-producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater credit risk than fully underwritten one-to-four family residential mortgage loans. The Bank's strategy to emphasize multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with multi-family and commercial real estate loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Company has not experienced significant losses in its multi-family and commercial real estate loan portfolios.

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

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                               At December 31,
                                       ---------------------------------------------------------------------------------------------
                                               1998                    1997                     1996                   1995
                                       -------------------      -------------------     --------------------    --------------------
                                                  Percent                  Percent                  Percent                 Percent
                                       Amount     of Total      Amount     of Total     Amount      of Total    Amount      of Total
                                       ------     --------      ------     --------     ------      --------    ------      --------
                                                                         (Dollars in thousands)
Mortgage Loans:

     One-to-four family (1)           $ 361,786     47.69%    $ 289,286      47.67%    $ 223,273      57.28%   $ 155,435      54.20%

     Co-operative (2)                    10,238      1.35        12,065       1.99        13,245       3.40       14,653       5.11

     Multi-family real estate           277,437     36.57       230,229      37.95       104,870      26.91       69,140      24.11

     Commercial real estate             101,401     13.37        68,182      11.24        46,698      11.98       45,215      15.77

     Construction                         3,203      0.42         2,797       0.46            --         --           --         --
                                      ---------    ------     ---------     ------     ---------     ------    ---------     ------
          Gross mortgage loans          754,065     99.40       602,559      99.31       388,086      99.57      284,443      99.19

Small Business Administration loans       2,616      0.35         2,789       0.46            --         --           --         --

Consumer and other loans                  1,899      0.25         1,385       0.23         1,680       0.43        2,328       0.81
                                      ---------    ------     ---------     ------     ---------     ------    ---------     ------
          Gross loans                   758,580    100.00%      606,733     100.00%      389,766     100.00%     286,771     100.00%
                                                   ======                   ======                   ======                  ======

Less:

Unearned income, unamortized
   discounts, and deferred loan

fees, net                                (1,263)                 (1,838)                  (1,548)                 (1,335)

Allowance for loan losses                (6,762)                 (6,474)                  (5,437)                 (5,310)
                                      ---------               ---------                ---------               ---------
          Loans, net                  $ 750,555               $ 598,421                $ 382,781               $ 280,126
                                      =========               =========                =========               =========
                                              At December 31,
                                          ------------------------
                                                     1994
                                          ------------------------
                                                          Percent
                                          Amount          of Total
                                          ------          --------
Mortgage Loans:

     One-to-four family (1)              $ 133,006          51.39%

     Co-operative (2)                       16,155           6.24

     Multi-family real estate               56,559          21.85

     Commercial real estate                 49,512          19.13

     Construction                              364           0.14
                                         ---------         ------
          Gross mortgage loans             255,596          98.75

Small Business Administration loans             --             --

Consumer and other loans                     3,231           1.25
                                         ---------         ------
          Gross loans                      258,827         100.00%
                                                           ======

Less:

Unearned income, unamortized
   discounts, and deferred loan

fees, net                                   (1,341)

Allowance for loan losses                   (5,370)
                                         ---------
          Loans, net                     $ 252,116
                                         =========

(1)  One-to-four   family   residential  loans  also  include  home  equity  and
     condominium loans. At December 31, 1998, gross home equity loans totaled $5.9 million and condominium loans totaled $16.5 million.

(2) Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

     The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:

                                                For the Year Ended December 31,
                                              ---------------------------------
                                                1998        1997        1996
                                              ---------   ---------   ---------
                                                       (In thousands)
MORTGAGE LOANS

At beginning of year                          $ 602,559   $ 388,086   $ 284,443

Mortgage loans originated:

     One-to-four family                          83,051      42,756      51,309

     Co-operative                                   113         475          76

     Multi-family                                84,328      79,976      43,184

     Commercial                                  52,211      17,121       7,501

     Construction                                 3,332       3,016          --
                                              ---------   ---------   ---------
          Total mortgage loans originated       223,035     143,344     102,070
                                              ---------   ---------   ---------

Acquired loans:

     Loans purchased (1)                         27,174      49,965      39,873

     Acquired NY Federal 1-4 family loans            --         901          --

     Acquired NY Federal multi-family loans          --      62,405          --

     Acquired NY Federal commercial loans            --      11,717          --
                                              ---------   ---------   ---------
          Total acquired mortgage loans          27,174     124,988      39,873
                                              ---------   ---------   ---------

Less:

     Principal reductions                        98,251      53,416      37,150

     Mortgage loan foreclosures                     452         443       1,150

                                              ---------   ---------   ---------
At end of year                                $ 754,065   $ 602,559   $ 388,086
                                              =========   =========   =========


SBA, CONSUMER AND OTHER LOANS

At beginning of year                          $   4,174   $   1,680   $   2,328

Acquired NY Federal SBA                              --       2,029          --

Net Bank activity                                   341         465        (648)
                                              ---------   ---------   ---------
At end of year                                $   4,515   $   4,174   $   1,680
                                              =========   =========   =========

(1) For a description of the Bank's loan purchase activity, see "--One-to-Four Family Mortgage Lending".

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1998. Loans that have adjustable-rates are shown as being due in the period during which the interest rates are next subject to change. The table does not reflect prepayments or scheduled principal amortization, which totaled $98.3 million for the year ended December 31, 1998. Certain adjustable rate loans have features which limit changes in interest rates on a short-term basis and over the life of the loan.

                                                                                  At December 31,
                                    -----------------------------------------------------------------------------------------------
                                                            Mortgage Loans                            Other Loans
                                    ------------------------------------------------------------  -------------------
                                      One-to-       Co-        Multi-                                                   Total Loans
                                    Four Family  operative     family    Commercial Construction    SBA      Consumer    Receivable
                                    -----------  ---------     ------    ---------- ------------  --------   --------    ----------
                                                                            (In thousands)
Amounts due:
     Within one year                  $ 48,668    $  5,309    $ 16,255    $ 10,122    $  3,203          --    $    111    $ 83,668
                                      --------    --------    --------    --------    --------    --------    --------    --------

After one year (1)
     One to two years                   21,154       1,070      32,067       8,101          --          --         221      62,613
     Two to three years                 30,949         828      54,362      14,055          --          --         819     101,013
     Three to five years                33,459         851      82,812      39,914          --    $    344         748     158,128
     Five to ten years                  74,246       1,124      49,618      19,997          --       1,677          --     146,662
     Over ten years                    153,310       1,056      42,323       9,212          --         595          --     206,496
                                      --------    --------    --------    --------    --------    --------    --------    --------
          Total due after
             one year                  313,118       4,929     261,182      91,279          --       2,616       1,788     674,912
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total amounts due                     $361,786    $ 10,238    $277,437    $101,401    $  3,203    $  2,616    $  1,899    $758,580
                                      ========    ========    ========    ========    ========    ========    ========    ========

(1) Of the $674.9 million of loans due after one year, $365.0 million are adjustable rate loans and $309.9 million are fixed-rate loans.

     One-to-Four Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four family residences, including townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and ARM residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from existing or past customers, persons who respond to Bank marketing efforts and referrals from mortgage brokers and mortgage bankers.

     Partly  in  response  to  the  intense   competition  for  originations  of
one-to-four family residential mortgage loans, the Bank has a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank purchases individual newly originated one-to-four family loans originated by such correspondents. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. During 1998, through these relationships, the Bank purchased $27.2 million in one-to-four family mortgage loans, as compared to $50.0 million in 1997 and $39.9 million during 1996.

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

     Traditionally, residential mortgage loans originated by the Bank have been underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, and with increasing frequency, the Bank originates residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 80% of the appraised value of the property or the sale price, whichever is less. These loans also are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized. FNMA does not purchase such loans. The Bank believes, however, that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. Although there are a number of purchasers for such loans, there can be no assurance that such purchasers will continue to be active in the market or that the Bank will be able to sell such loans in the future. The Bank originated $36.8 million, $26.6 million and $19.0 million in loans of this type during 1998, 1997 and 1996, respectively.

     The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank charges origination fees of up to 2%; loans with fees of less than 2% generally carry a higher interest rate. The Bank originated $44.3 million and $33.8 million of 15-year fixed-rate residential mortgage loans in 1998 and 1997, respectively. The Bank also originated $29.9 million and $4.7 million of 30-year fixed rate residential mortgage loans in 1998 and 1997, respectively. These loans have been retained to provide flexibility in the management of the Company's interest rate sensitivity position.

     The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. Origination fees of up to 2% are charged for ARM loans; loans with fees of less than 2% generally carry a higher interest rate. The Bank originated and purchased one-to-four family residential ARM loans totaling $23.9 million and $12.7 million, respectively, during 1998 and $21.6 million and $29.8 million, respectively, during 1997. At December 31, 1998, $191.2 million, or 51.52%, of the Bank's residential mortgage loans, consisted of ARM loans.

     The volume and adjustment periods of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, demand for loans, competition, consumer preferences and the availability of funds. In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of declining interest rates, the Bank may experience refinancing activity in ARM loans, whose interest rates may be fully indexed, to fixed-rate loans.

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

     ARM loans generally involve credit risks different from those inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. However, this potential risk is lessened by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limit the increase of a borrower's monthly payment. The Bank has not in the past, nor does it currently originate ARM loans which provide for negative amortization.

     Home Equity Loans. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are granted in amounts from $25,000 to $100,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 1998, home equity loans totaled $5.9 million, or .78%, of gross loans.

     Multi-Family Lending. Loans secured by multi-family income producing properties (including mixed-use properties) constituted approximately $277.4 million, or 36.57%, of gross loans at December 31, 1998, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $559,000 at December 31, 1998, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $5.9 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on multi-family loans.

     In underwriting multi-family loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank typically requires a debt service coverage of at least 125% of the monthly loan payment. Multi-family loans generally are made up to 70% of the appraised value of the property securing the loan or the sale price of the property, whichever is less. The Bank generally obtains personal guarantees from these borrowers and typically orders an environmental report on the property securing the loan.

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

     Commercial Real Estate Lending. Loans secured by commercial real estate constituted approximately $101.4 million, or 13.37%, of the Bank's gross loans at December 31, 1998. The Bank's commercial real estate loans are secured by improved properties such as offices, motels, small business facilities, strip shopping centers, warehouses, religious facilities and mixed-use properties. At December 31, 1998, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $583,000, and the largest of such loans, which was secured by a hotel, had a principal balance of $5.5 million. Typically, commercial real estate loans are originated at a range of $100,000 to $6.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on all commercial real estate loans.

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

     Construction Loans. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less and with adjustable interest rates that are tied to a market index. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 1998 totaled $3.2 million, or 0.42% of gross loans.

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

     Small Business Administration Lending. With the purchase of New York Federal on September 9, 1997, the Company entered into the SBA market. These loans are extended to small businesses and are guaranteed by the Small Business Administration at 80% of the loan balance for loans with balances of $100,000 or less, and at 75% of the loan balance for loans with balances greater than $100,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from five to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans collecting a fee of approximately 1%. At December 31, 1998, SBA loans totaled $2.6 million, representing 0.35% of gross loans.

     Consumer and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total consumer and other loans outstanding at December 31, 1998 amounted to $1.9 million, or 0.25%, of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $75,000, with a maximum term of five years. Consumer loans generally consist of passbook loans, overdraft lines of credit, automobile loans and other personal loans. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

     Loan Approval Procedures and Authority. The Bank's Board-approved lending policies establish loan approval requirements for its various types of loan products. Pursuant to the Bank's Residential Mortgage Lending Policy, all residential mortgage loans require three signatures for approval. Residential mortgage loans which do not exceed $500,000 must have the approval of the Bank's Senior Mortgage Officer and two other loan officers. For residential mortgage loans greater than $500,000, at least one of the approvals must be from the President, Executive Vice President or a Senior Vice President (collectively, "Authorized Officers") and the other two may be from the Bank's Senior Mortgage Officer, Loan Underwriting Manager or Senior Underwriter. Residential mortgage loans in excess of $650,000 also must be approved by the Loan Committee, the Executive Committee or the full Board of Directors. Pursuant to the Bank's Commercial Real Estate Lending Policy, all loans secured by commercial real estate properties and multi-family income producing properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank's Business and Consumer Loan Policies, all business and consumer loans require two signatures for approval, one of which must be from an Authorized Officer. In addition, for business loans, the approval of the Bank's President and ratification by the Loan Committee of the Board of Directors is required. The Bank's Construction Loan Policy requires that all construction loans must be approved by the Loan or Executive Committee or the Board of Directors of the Bank. Any loan, regardless of type, that deviates from the Bank's written loan policies must be approved by the Loan or Executive Committee or the Bank's Board of Directors.

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

     Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 1998, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by multi-family income producing properties with an aggregate principal balance of $10.3 million, $7.6 million and $7.4 million for each of the three borrowers.

     Loan Servicing. At December 31, 1998, the Bank was servicing loans aggregating $34.8 million for others. The Bank's policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

     Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may commence foreclosure proceedings against real property that secures the real estate loan and attempt to repossess personal or business property that secures an SBA loan, business loan, consumer loan or co-operative apartment loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction loans are made on a case by case basis. Since foreclosure typically halts the sale of the collateral and may be a lengthy procedure in the State of New York, the Bank may consider loan work-out arrangements to work with multi-family or commercial real estate borrowers in an effort to restructure the loan rather than foreclose, particularly if the borrower is, in the opinion of management, able to manage the project. In certain circumstances, on rental properties, the Bank may institute proceedings to seize the rent.

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

     The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned ("REO") at the dates indicated. During the years ended December 31, 1998, 1997 and 1996, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $180,000, $180,000 and $145,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                             At December 31,
                                             ----------------------------------------------
                                              1998      1997      1996      1995      1994
                                             ------    ------    ------    ------    ------
                                                         (Dollars in thousands)
Non-accrual loans:

One-to-four family residential               $1,261    $1,897    $1,835    $2,042    $2,375

Co-operative apartment                           15        --        32       109       153

Multi-family residential                         --        --       505     2,119       890

Commercial real estate                        1,280       512        --       427     1,452

Construction                                     --        --        --        --       364
                                             ------    ------    ------    ------    ------
          Total non-accrual mortgage loans    2,556     2,409     2,372     4,697     5,234

Other non-accrual loans                          41        49        36        50        63
                                             ------    ------    ------    ------    ------
          Total non-accrual loans             2,597     2,458     2,408     4,747     5,297

Mortgage loans 90 days or more delinquent
     and still accruing                          --        --        --       234        14

Other loans 90 days or more delinquent
     and still accruing                          --        --        --        --        --
                                             ------    ------    ------    ------    ------

          Total non-performing loans          2,597     2,458     2,408     4,981     5,311

Foreclosed real estate                           77       433     1,218     1,869     3,468
                                             ------    ------    ------    ------    ------
          Total non-performing assets        $2,674    $2,891    $3,626    $6,850    $8,779
                                             ======    ======    ======    ======    ======

Troubled debt restructurings                     --        --        --        --    $3,220
                                             ======    ======    ======    ======    ======


Non-performing loans to gross loans (1)        0.34%     0.41%     0.62%     1.74%     2.05%

Non-performing assets to total assets (1)      0.23%     0.27%     0.47%     0.97%     1.48%

(1) Ratios do not include troubled debt restructurings where the loans are performing in accordance with the agreement.

     REO. The Bank has been aggressively marketing its REO properties. At December 31, 1998, the Bank owned one property with a carrying value of $77,000.

     The Bank currently obtains environmental reports in connection with the underwriting of commercial real estate loans, and typically obtains environmental reports in connection with the underwriting of multi-family loans. For all other loans, the Bank obtains environmental reports only if the nature of the current or, to the extent known to the Bank, prior use of the property securing the loan indicates a potential environmental risk. However, the Bank may not be aware of such uses or risks in any particular case, and, accordingly, there is no assurance that real estate acquired by the Bank in foreclosure is free from environmental contamination or that, if any such contamination or other violation exists, the Bank will not have any liability therefor.

Allowance for Loan Losses

     The Bank has established and maintains on its books an allowance for loan losses that is designed to provide reserves for estimated losses inherent in the Bank's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experiences, trends in the volume of non-accrual loans and regional and national economic conditions. The Company maintains an internal loan review committee that reviews the quality of loans and reports to the Loan Committee of the Board of Directors on a monthly basis. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank's staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of the allowance.

     In assessing the adequacy of the allowance, management reviews the Bank's loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. commercial real estate, multi-family real estate, one-to-four family residential loans, co-operative apartment loans, SBA loans, business loans and consumer loans. General provisions are established against performing loans in the Bank's portfolio in amounts deemed prudent from time to time based on the Bank's qualitative analysis of the factors described above. The determination of the amount of the allowance for loan losses also includes a review of loans on which full collectibility is not reasonably assured. The primary risk element considered by management with respect to each one-to-four family residential loan, co-operative apartment loan, SBA loan, business loan and consumer loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate and multi-family loans are the financial condition of the borrower, the sufficiency of the collateral (including changes in the value of the collateral) and the record of payment.

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

     The Bank's provision for loan losses was $214,000, $104,000 and $418,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the total allowance for loan losses was $6.8 million, representing 260.36% of non-performing loans and 252.83% of non-performing assets, compared to ratios of 263.38% and 223.94% respectively, at December 31, 1997. The Bank continues to monitor and modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

     Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions and the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. However, many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank's lending area and the value of collateral, or a review and evaluation of the Bank's loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank's increased emphasis on commercial real estate and multi-family loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with commercial real estate and multi-family loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See "--Lending Activities" and "--Asset Quality."

     The following table sets forth the Bank's allowance for loan losses at and for the dates indicated.

                                                                   For the Year Ended December 31,
                                                        ----------------------------------------------------
                                                          1998        1997      1996       1995       1994
                                                        -------     -------    -------    -------    -------
                                                                       (Dollars in thousands)
Balance at beginning of year                            $ 6,474     $ 5,437    $ 5,310    $ 5,370    $ 5,723

Provision for loan losses                                   214         104        418        496        246
Provision acquired from NY Federal                           --         979         --         --         --

Loans charged-off:

     One-to-four family                                      91          85        220        312        341
     Co-operative                                            --          44        162        183         71
     Multi-family                                            --          --         41        251         14
     Commercial                                              --          --         68        260        303
     Construction                                            --          --         --         --         --
     Other                                                   12          77         44         46         65
                                                        -------     -------    -------    -------    -------
          Total loans charged-off                           103         206        535      1,052        794
                                                        -------     -------    -------    -------    -------

Recoveries:

     Mortgage loans                                         177         155        244        496        195
     Other                                                   --           5         --         --         --
                                                        -------     -------    -------    -------    -------
          Total recoveries                                  177         160        244        496        195
                                                        -------     -------    -------    -------    -------
Balance at end of year                                  $ 6,762     $ 6,474    $ 5,437    $ 5,310    $ 5,370
                                                        =======     =======    =======    =======    =======


Ratio of net charge-offs (recoveries) during the year
   to average loans outstanding during the year           (0.01)%      0.01%      0.09%      0.21%      0.24%

Ratio of allowance for loan losses to
   gross loans at end of the year                          0.89%       1.07%      1.39%      1.85%      2.07%

Ratio of allowance for loan losses to
   non-performing loans at the end of year               260.36%     263.38%    225.79%    106.61%    101.11%

Ratio of allowance for loan losses to
   non-performing assets at the end of year              252.83%     223.94%    149.94%     77.52%     61.17%

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

                                                                               At December 31,
                                        --------------------------------------------------------------------------------------------
                                              1998              1997                1996               1995               1994
                                        ----------------   ----------------   ----------------   ----------------   ----------------
                                              Percentage         Percentage         Percentage         Percentage         Percentage
                                                  of                 of                 of                 of                 of
                                               Loans in           Loans in           Loans in           Loans in           Loans in
                                               Category           Category           Category           Category           Category
                                                   to                 to                 to                 to                 to
Loan Category                           Amount   Total     Amount   Total     Amount   Total     Amount   Total     Amount   Total
--------------------------------------------------------  -----------------  -----------------  -----------------  -----------------
                                                                           (Dollars in thousands)
Mortgage Loans:

     One-to-four family                 $2,575    47.69%   $1,711    47.67%   $1,065    57.28%   $1,126    54.20%   $1,132    51.39%

     Co-operative                          278     1.35       510     1.99       458     3.40       407     5.11       125     6.24

     Multi-family                        1,395    36.57     1,021    37.95     1,456    26.91     1,625    24.11     1,024    21.85

     Commercial                          1,990    13.37     3,073    11.24     2,434    11.98     2,139    15.77     3,070    19.13

     Construction                          114     0.42       128     0.46        --       --        --       --        --     0.14
                                        ---------------    ---------------    ---------------    ---------------    ---------------

          Total mortgage loans           6,352    99.40     6,443    99.31     5,413    99.57     5,297    99.19     5,351    98.75

Small Business
   Administration loans                    273     0.35        23     0.46        --       --        --       --        --       --

Other Loans                                137     0.25         8     0.23        24     0.43        13     0.81        19     1.25
                                        ---------------    ---------------    ---------------    ---------------    ---------------
          Total loans                   $6,762   100.00%   $6,474   100.00%   $5,437   100.00%   $5,310   100.00%   $5,370   100.00%
                                        ===============    ===============    ===============    ===============    ===============

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

     Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. All mortgage-backed securities held by the Company and the Bank are directly or indirectly insured or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA").

     The Investment Committee of the Bank and the Company meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

     The Company classifies its investment securities as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 1998, the Company had $326.7 million in securities available for sale which represented 28.61% of total assets. These securities had an aggregate market value at that date that was approximately 2.5 times the amount of the Company's equity at that date. The cumulative balance of unrealized net gains on securities available for sale was $1.3 million, net of taxes, at December 31, 1998. As a result of the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 6 of "Notes to Consolidated Financial Statements," included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

     At December 31, 1998, the Company had no investment in a particular issuer's securities that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

     The table below sets forth certain information regarding the amortized cost and market values of the Company's and Bank's securities portfolio, interest bearing deposits and federal funds, and FHLB-NY stock at the dates indicated. Securities available for sale are recorded at market value. See Note 6 of Notes to Consolidated Financial Statements, included in the Annual Report, incorporated herein by reference.

                                                                                   At December 31,
                                                -----------------------------------------------------------------------------------
                                                           1998                         1997                       1996
                                                --------------------------   --------------------------  --------------------------
                                                 Amortized       Market       Amortized      Market       Amortized       Market
                                                   Cost           Value         Cost          Value          Cost         Value
                                                --------------------------   --------------------------  --------------------------
                                                                                  (In thousands)
SECURITIES AVAILABLE FOR SALE

Bonds and other debt securities:
    U.S. government and agencies                      $13,213     $13,425        $120,106     $120,123        $150,045    $148,141
    Corporate debentures                                4,711       4,710          13,149       13,178          37,050      37,433
    Public utility                                        945         944           2,247        2,271           4,305       4,294
                                                --------------------------   --------------------------  --------------------------
        Total bonds and other debt securities          18,869      19,079         135,502      135,572         191,400     189,868
                                                --------------------------   --------------------------  --------------------------

Equity securities:
    Common stock                                        2,390       2,776             606        1,187             606         738
    Preferred stock                                     2,309       2,414           2,768        2,843             250         251
                                                --------------------------   --------------------------  --------------------------
        Total equity securities                         4,699       5,190           3,374        4,030             856         989
                                                --------------------------   --------------------------  --------------------------

Mortgage-backed securities:
    FHLMC                                              14,831      14,894          34,015       34,120          47,217      46,406
    FNMA                                               20,717      21,102          55,559       56,068          83,727      83,756
    GNMA                                              265,089     266,425         125,585      126,922          10,973      10,876
                                                --------------------------   --------------------------  --------------------------
        Total mortgage-backed securities              300,637     302,421         215,159      217,110         141,917     141,038
                                                --------------------------   --------------------------  --------------------------
Total securities available for sale                   324,205     326,690         354,035      356,712         334,173     331,895
                                                --------------------------   --------------------------  --------------------------

INTEREST-BEARING DEPOSITS AND
    FEDERAL FUNDS SOLD                                 12,008      12,008          84,838       84,838          27,465      27,465

FHLB--NEW YORK STOCK                                   17,320      17,320          14,356       14,356           4,158       4,158
                                                --------------------------   --------------------------  --------------------------
Total                                                $353,533    $356,018        $453,229     $455,906        $365,796    $363,518
                                                ==========================   ==========================  ==========================


     Mortgage-backed securities. All of the mortgage-backed securities currently held by the Company are issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1998, the Company had $302.4 million invested in mortgage-backed securities, of which $20.7 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

     The following table sets forth the Company's mortgage-backed securities purchases, sales and principal repayments for the years indicated:

                                                                           For the Year Ended December 31,
                                                           ---------------------------------------------------------------
                                                                   1998                 1997                  1996
                                                           ---------------------------------------------------------------
                                                                                 (In thousands)
At beginning of year                                                  $217,110             $141,038              $179,300

Purchases of mortgage-backed securities                                245,942              136,063                 8,415
Amortization of unearned premium, net of
    accretion of unearned discount                                     (1,386)                (473)                 (908)
Net change in unrealized gains (losses) on
    mortgage-backed securities available for sale                        (189)                2,830               (2,249)
Sales of mortgage-backed securities                                   (66,136)             (33,934)               (4,742)
Principal repayments received on
    mortgage-backed securities                                        (92,920)             (28,414)              (38,778)

                                                           ---------------------------------------------------------------
    Net increase (decrease) in mortgage-backed securities               85,311               76,072              (38,262)
                                                           ---------------------------------------------------------------
At end of year                                                        $302,421             $217,110              $141,038
                                                           ===============================================================


     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. The Bank held one collateralized mortgage obligation ("CMO") with a market value of $4.5 million at December 31, 1996 and none at December 31, 1998 and 1997. The Bank does not have any derivative instruments, including CMO's, with market values that are extremely sensitive to changes in interest rates.

     The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company's and the Bank's debt and equity securities at December 31, 1998. The stratification of balances is based on stated maturities. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company and the Bank carry these investments at their estimated fair value in the consolidated financial statements.

                                                                                 At December 31, 1998
                                                     -------------------------------------------------------------------------------
                                                        One Year or Less            One to Five Years          Five to Ten Years
                                                     ------------------------    ------------------------   ------------------------

                                                                  Weighted                    Weighted                   Weighted
                                                      Amortized    Average        Amortized    Average       Amortized    Average
                                                        Cost        Yield           Cost        Yield          Cost        Yield
                                                     ------------------------    ------------------------   ------------------------
                                                                                 (Dollars in thousands)
SECURITIES AVAILABLE FOR SALE

Bonds and other debt securities:
    U.S. government agencies                                  --          --              --          --         $8,213        7.36%
    Corporate debt                                        $4,001        5.75%             --          --            242        8.37
    Public utility                                           945        6.31              --          --             --          --
                                                     ------------------------    ------------------------   ------------------------
        Total bonds and other debt securities              4,946        5.86              --          --          8,455        7.39
                                                     ------------------------    ------------------------   ------------------------

Equity securities:
    Common stock                                           2,390        1.50              --          --             --          --
    Preferred stock                                          301        7.61          $1,600        8.03 %          308        7.27
                                                     ------------------------    ------------------------   ------------------------
        Total equity securities                            2,691        2.18           1,600        8.03            308        7.27
                                                     ------------------------    ------------------------   ------------------------

Mortgage-backed securities:
    FHLMC                                                     --          --             752        7.11            603        8.12
    FNMA                                                      --          --             171        7.10          2,153        7.06
    GNMA                                                      --          --              --          --             16        7.31
                                                     ------------------------    ------------------------   ------------------------
        Total mortgage-backed securities                      --          --             923        7.11          2,772        7.29
                                                     ------------------------    ------------------------   ------------------------

INTEREST-BEARING DEPOSITS AND FEDERAL
    FUNDS SOLD                                            12,008        4.56              --          --             --          --

FHLB--NEW YORK STOCK                                      17,320        7.00              --          --             --          --
                                                     ------------------------    ------------------------   ------------------------
        Total securities                                 $36,965        5.70%         $2,523        7.69%       $11,535        7.36%
                                                     ========================    ========================   ========================

                                                                                 At December 31, 1998
                                                     ------------------------------------------------------------------------------
                                                       More than Ten Years                       Total Securities
                                                     ------------------------   ---------------------------------------------------
                                                                                   Average
                                                                  Weighted        Remaining                             Weighted
                                                      Amortized    Average         Years to     Amortized   Estimated    Average
                                                        Cost        Yield          Maturity       Cost     Fair Value     Yield
                                                     ------------------------   ---------------------------------------------------
                                                                                 (Dollars in thousands)
SECURITIES AVAILABLE FOR SALE

Bonds and other debt securities:
    U.S. government agencies                              $5,000        6.68%        9.11          $13,213     $13,425        7.10%
    Corporate debt                                           468        6.07         1.74            4,711       4,710        5.92
    Public utility                                            --          --         0.28              945         944        6.31
                                                     ------------------------   ---------------------------------------------------
        Total bonds and other debt securities              5,468        6.63         6.85           18,869      19,079        6.77
                                                     ------------------------   ---------------------------------------------------

Equity securities:
    Common stock                                              --          --         N/A             2,390       2,776        1.50
    Preferred stock                                          100       11.00         4.49            2,309       2,414        8.00
                                                     ------------------------   ---------------------------------------------------
        Total equity securities                              100       11.00         4.49            4,699       5,190        4.70
                                                     ------------------------   ---------------------------------------------------

Mortgage-backed securities:
    FHLMC                                                 13,476        7.45        20.42           14,831      14,894        7.46
    FNMA                                                  18,393        7.59        21.15           20,717      21,102        7.53
    GNMA                                                 265,073        7.36        28.79          265,089     266,425        7.36
                                                     ------------------------   ---------------------------------------------------
        Total mortgage-backed securities                 296,942        7.38        27.85          300,637     302,421        7.38
                                                     ------------------------   ---------------------------------------------------

INTEREST-BEARING DEPOSITS AND FEDERAL
    FUNDS SOLD                                                --          --         N/A            12,008      12,008        4.56

FHLB--NEW YORK STOCK                                          --          --         N/A            17,320      17,320        7.00
                                                     ------------------------   ---------------------------------------------------
        Total securities                                $302,510        7.36%       24.24         $353,533    $356,018        7.20%
                                                     ========================   ===================================================

Sources of Funds

     General. Deposits, FHLB-NY borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company's primary sources of funds for lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its eight full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management's intention to balance its goal to remain competitive in interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

     The Bank's core deposits, consisting of passbook accounts, NOW accounts, money market, and non-interest bearing demand accounts, are typically more stable and lower cost than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates and competition. During the low interest rate environment of the past several years, the Bank experienced a shift by depositors from passbook accounts to higher costing certificate of deposit accounts. Although the Bank has not had to raise interest rates on its deposit accounts to remain competitive, it has had to increase borrowing activity. These trends contributed to the increase in the Company's higher average cost of funds from 4.39% for 1996 to 4.74% for 1997 and to 4.97% for 1998. A continuation of these trends could result in a further increase in the Company's cost of funds and a narrowing of the Company's net interest margin.

     Included in deposits are certificates of deposit with a balance of $100,000 or greater totaling $30.5 million, $29.9 million and $22.0 million at December 31, 1998, 1997 and 1996, respectively.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                                   At December 31,
                                                -----------------------------------------------------------------------------------
                                                                 1998                                         1997
                                                -----------------------------------------    --------------------------------------
                                                               Percent of      Weighted                  Percent of      Weighted
                                                                 Total         Average                      Total         Average
                                                   Amount       Deposits     Nominal Rate     Amount       Deposits    Nominal Rate
                                                -----------   -----------    ------------    ---------   -----------   ------------
                                                                               (Dollars in thousands)
Passbook accounts (1)                              $203,949         30.71%           2.29%    $201,668         30.75%          2.90%
NOW accounts (1)                                     26,788          4.03            1.90       23,825          3.63           1.90
Demand accounts (1)                                  27,505          4.14              --       19,263          2.94             --
Mortgagors' escrow deposits (1)                       6,563          0.99            1.06        4,900          0.75           1.17
                                                -----------   -----------    ------------    ---------   -----------   ------------
          Total                                     264,805         39.87            1.98      249,656         38.07           2.55
                                                -----------   -----------    ------------    ---------   -----------   ------------

Money market accounts (1)                            28,439          4.28            2.69       23,526          3.59           2.86

Certificate of deposit accounts
  with original maturities of:
     6 Months and less                               54,268          8.17            4.30       61,916          9.44           5.31
     6 to 12 Months                                  81,092         12.21            4.96       75,340         11.49           5.53
     12 to 30 Months                                139,397         21.00            5.71      130,414         19.87           6.05
     30 to 48 Months                                 41,543          6.26            6.17       56,209          8.57           6.48
     48 to 72 Months                                 50,323          7.58            6.22       54,406          8.29           6.36
     72 Months or more                                4,192          0.63            6.54        4,444          0.68           6.67
                                                -----------   -----------    ------------    ---------   -----------   ------------
          Total certificate of deposit accounts     370,815         55.85            5.47      382,729         58.34           5.94
                                                -----------   -----------    ------------    ---------   -----------   ------------
Total deposits (2)                                 $664,059        100.00%           3.96%    $655,911        100.00%          4.54%
                                                ===========   ===========    ============    =========   ===========   ============
                                                                  At December 31,
                                                  ----------------------------------------------
                                                                      1996
                                                  ----------------------------------------------
                                                                      Percent of      Weighted
                                                                         Total         Average
                                                       Amount          Deposits     Nominal Rate
                                                   --------------    ------------   ------------
                                                                (Dollars in thousands)
Passbook accounts (1)                                    $209,690           35.88%          2.86%
NOW accounts (1)                                           21,408            3.66           1.90
Demand accounts (1)                                        10,293            1.76             --
Mortgagors' escrow deposits (1)                             3,425            0.59           1.47
                                                   --------------    ------------   ------------
          Total                                           244,816           41.89           2.64
                                                   --------------    ------------   ------------

Money market accounts (1)                                  25,180            4.31           2.85

Certificate of deposit accounts
  with original maturities of:
     6 Months and less                                     60,207           10.30           5.04
     6 to 12 Months                                        77,881           13.32           5.15
     12 to 30 Months                                      113,108           19.36           6.19
     30 to 48 Months                                       15,307            2.62           6.10
     48 to 72 Months                                       47,079            8.05           6.10
     72 Months or more                                        901            0.15           5.90
                                                   --------------    ------------   ------------
          Total certificate of deposit accounts           314,483           53.80           5.69
                                                   --------------    ------------   ------------
Total deposits (2)                                       $584,479          100.00%          4.29%
                                                   ==============    ============   ============

(1) Weighted average nominal rate as of the year end date equals the stated rate offered.

(2) Included in the above balances are IRA and Keogh deposits totaling $86.4 million, $85.8 million and $83.9 million at December 31, 1998, 1997 and 1996, respectively.

     The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 1998.

                                                                                                     At December 31, 1998
                                                                                     -----------------------------------------------
                                                    At December 31,                   Within       One to
                                       -----------------------------------------       One         Three        There-
                                         1998            1997             1996         Year         Year         after       Total
                                       --------        --------         --------     --------      -------      -------     --------
                                                                       (Dollars in thousands)
Certificate of deposit accounts:
2.99 or less                               $136            $625              $37          $42          $94           --         $136
3.00 to 3.99                             22,234              --               --       22,234           --           --       22,234
4.00 to 4.99                             82,899          21,265           28,283       71,730       10,093       $1,076       82,899
5.00 to 5.99                            161,122         220,994          192,557       98,343       45,629       17,150      161,122
6.00 to 6.99                             92,038         124,682           59,822       58,905       21,035       12,098       92,038
7.00 to 7.99                             12,386          15,163           33,784        1,327       11,059           --       12,386
                                       --------        --------         --------     --------      -------      -------     --------
     Total                             $370,815        $382,729         $314,483     $252,581      $87,910      $30,324     $370,815
                                       ========        ========         ========     ========      =======      =======     ========


     The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 1998 and their annualized weighted average interest rates.

                                               Amount      Weighted Average Rate
                                               ------      ---------------------
                                                (Dollars in thousands)
     Maturity Period:
          Three months or less                 $5,220            5.53%
          Over three through six months         1,871            5.06
          Over six through 12 months            5,877            5.15
          Over 12 months                       17,581            5.88
                                              -------            ----
     Total                                    $30,549            5.63%
                                              =======            ====


     The following table presents the deposit activity of the Bank for the periods indicated.

                                                 For the Year Ended December 31,
                                               ---------------------------------
                                                 1998        1997        1996
                                               --------    --------    ---------
                                                      (Dollars in thousands)

Net deposits / (withdrawals) (1)                $(19,824)    $(6,009)       $453
Interest credited on deposits                     27,972      26,566      24,162
Deposits acquired from New York Federal               --      50,875          --
                                                --------    --------    --------
     Total increase in deposits                   $8,148     $71,432     $24,615
                                                ========    ========    ========

(1)  Includes mortgagors' escrow deposits.

     The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

                                                                                      For The Year Ended December 31,
                                       ---------------------------------------------------------------------------------
                                                         1998                                      1997
                                       -------------------------------------       -------------------------------------
                                                       Percent                                     Percent
                                        Average       of Total      Average         Average       of Total      Average
                                        Balance       Deposits       Cost           Balance       Deposits       Cost
                                       -------------------------------------       -------------------------------------
                                                                                          (Dollars in thousands)
Passbook accounts                      $202,291         30.53%          2.74%      $206,196         33.56%          2.85%
NOW accounts                             24,375          3.68           1.91         22,679          3.69           1.90
Demand accounts                          26,177          3.95             --         12,306          2.00             --
Mortgagors' escrow deposits               6,724          1.01           1.06          6,044          0.98           1.17
     Total                              259,567         39.17           2.34        247,225         40.23           2.58
Money market accounts                    26,240          3.96           2.95         24,367          3.97           2.84
                                       -------------------------------------       -------------------------------------
Certificate of deposit accounts         376,787         56.87           5.61        342,898         55.80           5.68
                                       -------------------------------------       -------------------------------------
     Total deposits                    $662,594        100.00%          4.22%      $614,490        100.00%          4.32%
                                       =====================================       =====================================

                                           For The Year Ended December 31,
                                       -------------------------------------
                                                       1996
                                       -------------------------------------
                                                       Percent
                                        Average       of Total      Average
                                        Balance       Deposits       Cost
                                       -------------------------------------
                                                 (Dollars in thousands)
Passbook accounts                      $214,843         37.55%          2.86%
NOW accounts                             19,483          3.41           1.90
Demand accounts                          10,230          1.79             --
Mortgagors' escrow deposits               4,292          0.75           1.47
     Total                              248,848         43.50           2.64
Money market accounts                    26,470          4.63           2.80
                                       -------------------------------------
Certificate of deposit accounts         296,867         51.87           5.68
                                       -------------------------------------
     Total deposits                    $572,185        100.00%          4.22%
                                       =====================================

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. Upon the Bank's conversion from a New York State chartered mutual savings bank to a federally chartered mutual savings bank on May 10, 1994, the Bank became a member of, and became eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. See "Regulations -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters in reverse repurchase agreements with the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company's consolidated financial statements.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                        At or For the Year Ended December 31,
                                                                --------------------------------------------------
                                                                  1998                 1997                 1996
                                                                --------             --------              -------
                                                                              (Dollars in thousands)
SECURITIES SOLD WITH THE AGREEMENT TO REPURCHASE
Average balance outstanding                                     $110,274               $6,904                   --
Maximum amount outstanding at any month
    end during the period                                       $130,000             $100,000                   --
Balance outstanding at the end of period                        $120,000             $100,000                   --
Weighted average interest rate during the period                    5.81%                5.84%                  --
Weighted average interest rate at end of period                     5.83%                5.83%                  --

FHLB-NY ADVANCES
Average balance outstanding                                     $193,299             $125,295              $36,396
Maximum amount outstanding at any month
    end during the period                                       $216,406             $187,112              $51,000
Balance outstanding at the end of period                        $215,458             $187,112              $51,000
Weighted average interest rate during the period                    6.36%                6.34%                5.77%
Weighted average interest rate at end of period                     6.26%                6.34%                5.85%

OTHER BORROWINGS
Average balance outstanding                                           --                  $75                   --
Maximum amount outstanding at any month
    end during the period                                             --                  $75                   --
Balance outstanding at the end of period                              --                  $75                   --
Weighted average interest rate during the period                      --                   --                   --
Weighted average interest rate at end of period                       --                   --                   --

TOTAL BORROWINGS
Average balance outstanding                                     $303,573             $132,274              $36,396
Maximum amount outstanding at any month
    end during the period                                       $346,406             $287,187              $51,000
Balance outstanding at the end of period                        $335,458             $287,187              $51,000
Weighted average interest rate during the period                    6.16%                6.22%                5.77%
Weighted average interest rate at end of period                     6.11%                6.16%                5.85%

Subsidiary Activities

     At December 31, 1998, the Bank had three wholly-owned subsidiaries: FSB Properties, Inc. ("Properties"), Flushing Preferred Funding Corporation ("FPFC") and Flushing Service Corporation.

     (a) Properties was formed in 1976 under the Bank's New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. The Bank discontinued these activities in 1986. The last joint venture in which Properties was a partner was dissolved in 1989.

     (b) FPFC was formed in the fourth quarter of 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets.

     (c) Flushing Service Corporation was formed in 1998 to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission.

Personnel

     At December 31, 1998, the Bank had 171 full-time employees and 53 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

     Prevailing interest rates also affect the extent to which borrowers prepay and refinance loans. Declining interest rates tend to result in an increased number of loan prepayments and loan refinancings to lower than original interest rates, as well as prepayments of mortgage-backed securities. Such prepayments and refinancings adversely affect the average yield on the Company's loan and mortgage-backed securities portfolio, the value of mortgage loans and mortgage-backed securities in the Company's portfolio, the levels of such assets that are retained by the Company, net interest income and loan servicing income. However, the Bank may receive additional loan fees when existing loans are refinanced, which may partially offset reduced yield on the Bank's loan portfolio resulting from prepayments. In periods of low interest rates, the Bank's level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Bank, which in turn may increase the Bank's cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. Significant increases in prevailing interest rates may significantly affect demand for loans and value of bank collateral. See "--Local Economic Conditions."

Lending Activities

     Multi-family and commercial real estate loans, the increased origination of which is part of management's strategy, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential loans and typically involve higher principal amounts per loan. Repayment of multi-family and commercial real estate loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.

     As a result of management's strategy to increase its originations of one-to-four family mortgage loans through more aggressive marketing, and the Bank's commitment to be a community-oriented bank, the Bank increased substantially the origination of residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 80% of the appraised value or sale price, whichever is less. These loans are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized.

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

Competition

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. See "Business - Market Area and Competition."

Local Economic Conditions

     Although general economic conditions in the New York City metropolitan area have improved since the early 1990's, there can be no assurance that the local economy will continue to improve or remain at current conditions.

     A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors may require additions to the allowance for loan losses in future periods above those currently revealed. These factors include: (i) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (ii) changes in the financial capacity of individual borrowers, (iii) changes in the local real estate market and the value of the Bank's loan collateral, and (iv) future review and evaluation of the Bank's loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See "Business Allowance for Loan Losses."

Year 2000 Compliance

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendor and purchased software run on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, in 1997, the Company established a year 2000 task force to ensure that its computer systems will function properly in the year 2000. The task force has contacted the Company's data processing vendor and software suppliers to determine whether the systems used by the Company are year 2000 compliant and, if not, to assess the corrective steps being taken. The Company's data processing vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be year 2000 compliant. Testing is being performed for compliance and regular monthly reports are being submitted to the Company's Board of Directors by the task force. While some expenses have been incurred, year 2000 compliance is not expected to have a material effect on the Company's consolidated financial condition, results of operations, or cash flows. However, given the uncertainty inherent in the year 2000 problem, there can be no assurance that the Company or its third party vendors will meet their respective target date for compliance which could result in a material adverse effect on the Company and its operations. For a further discussion of this issue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance" included in the Annual Report, incorporated herein by reference. See "Regulation--Year 2000 Compliance."

Pending Legislation

     Draft legislation providing for financial modernization recently has been reported out of the Banking Committees in both the United States House of Representatives and Senate. Both currently pending versions would substantially repeal the Glass-Steagall Act restrictions on bank affiliations with securities firms and thereby allow commercial banking and investment banking to be combined. The proposed legislation also would repeal restrictions on bank affiliations with insurance companies. There are substantial differences between the proposed bills, however, on the structure and regulation of new banking activities, particularly as to whether the new securities and insurance activities may be conducted through subsidiaries of banks, as desired by the United States Treasury Department, or must be conducted only through subsidiaries of bank holding companies, as sought by the Federal Reserve Board.

     Unlike earlier versions of financial modernization legislation, current House and Senate versions do not provide for elimination of the thrift charter or for the merger of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The bills, as reported out of the House and Senate Banking Committees, prohibit new unitary savings and loan holding companies that are affiliated with nonbanking firms, but grandfather existing unitary savings and loans holding companies, such as the Company, and all applications filed to become a unitary savings and loan holding company as of March 4, 1999 in the House bill and February 28, 1999 in the Senate bill. Such grandfathered companies would retain all of the existing powers available to unitary savings and loan holding companies. See "Regulation - Holding Company Regulation."

     Various proposals regarding changes to the Community Reinvestment Act also are being discussed in Congress and are highly controversial, with proposals to increase regulatory compliance requirements and proposals to ease regulatory compliance both currently under consideration. See "Regulation Community Reinvestment Act."

     Currently, members of the BIF pay a FICO assessment at the rate of $0.013 per $100 of deposits and members of the SAIF pay a FICO assessment at a rate of $0.065 per $100 of deposits. Under existing legislation, effective January 1, 2000, the FICO assessment rate for members of the BIF and members of the SAIF would be equalized, which would have the effect of increasing the FICO assessments paid by the Bank, since most of its deposits are insured by the BIF. See "Regulation - Insurance of Accounts." The financial modernization legislation pending in the Senate would extend the FICO assessment differential for three more years. The current version in the House of Representatives would retain the existing date for equalization.

     Various amendments to and alternative forms of financial modernization legislation have been proposed and substantial disagreement remains on many key issues, including the issues regarding unitary thrift holding companies, the structure of new banking activities and CRA reform discussed above. Current provisions of both the House and Senate versions of the legislation may undergo substantial change before final legislation, if any, is enacted. Thus, there can be no assurance as to whether any form of financial modernization legislation will be enacted or, if so, what the provisions of any such final legislation may be. Accordingly, management cannot predict the possible impact of such legislation on the Bank or Company.

Legislation and Proposed Changes

     From time to time, legislation is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank or the Company.

Certain Anti-Takeover Provisions

     On September 17, 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to preserve long-term values and protect stockholders against stock accumulations and other abusive tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on September 30, 1996 received a dividend distribution of one right to purchase from the Company one one-hundredth-fiftieth of a share of a new series of junior participating preferred stock at a price of $64, subject to certain adjustments. The rights will become exercisable only if any person or group acquires 15% or more of the Company's common stock ("Common Stock") or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the "acquiring person or group"). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $64 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). The rights expire on September 30, 2006.

     The Rights Plan, as well as certain provisions of the Company's Certificate of Incorporation and Bylaws, the Bank's federal Stock charter and Bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors. The Rights Plan and those other provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders' interest or in the interest of the Company or the Bank, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and those other provisions may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Bank or the Company more difficult.

                        FEDERAL, STATE AND LOCAL TAXATION

     The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Federal Taxation

     General. The Company reports its income using a calendar year and the accrual method of accounting. The Company is subject to the federal tax laws and regulations which apply to corporations generally; including, since the enactment of the Small Business Job Protection Act in 1996 (the "Act"), those governing the Bank's deductions for bad debts, described below.

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

     A thrift institution required to change its method of computing reserves for bad debt is required to treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amount of the thrift institution's "applicable excess reserves" must be included in income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995. In the case of a thrift institution that is treated as a large bank, such as the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). The Bank's applicable excess reserves as of December 31, 1995 were approximately $300,000; of which $180,000 remains to be included in future taxable income as of December 31, 1998.

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

     Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax on corporations equal to the excess, if any, of 20% of alternative minimum taxable income ("AMTI") over a corporation's regular federal income tax liability. AMTI is equal to taxable income with certain adjustments. Only 90% of AMTI can be offset by net operating loss carryforwards.

State and Local Taxation

     New York State and New York City Taxation. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of "entire net income" allocable to New York State during the taxable year or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward), and alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Bank also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City and similar alternative taxes. In addition, the Bank is subject to a temporary Metropolitan Transportation Business Tax Surcharge for tax years ending before December 31, 2001, at a rate of 17% of the New York State Franchise Tax.

     Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State has enacted legislation maintaining the preferential treatment of additional loss reserves for qualifying real property and non-qualifying loans of qualifying thrifts for both New York State and New York City tax purposes. Calculation of the amount of additions to reserves for qualifying real property loans is limited to the larger of the amount derived by the percentage of taxable income method or the experience method. For these purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method is 32% of taxable income, reduced by additions to reserves for non-qualifying loans, except that the amount of the addition to the reserve cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Under the experience method, the maximum addition to a loan reserve generally equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (i) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (ii) the balance of the bad debt reserve at the close of the "base year," or, if the amount of loans outstanding has declined since the base year, the amount which bears the same ratio to the amount of loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year. For these purposes, the "base year" is the last taxable year beginning before 1988. The amount of additions to reserves for non-qualifying loans is computed under the experience method. The aggregate amount of additions to reserves for losses on qualifying real property and reserves for losses on non-qualifying loans cannot exceed the amount by which 12% of the amount of the total deposits or withdrawable accounts of depositors of the Bank at the close of the taxable year exceeds the sum of the Bank's surplus, undivided profits and reserves at the beginning of such year. The new legislation also allows an exclusion from entire net income for New York State and New York City tax purposes for any amounts a thrift is required to include in federal taxable income as a recapture of its bad debt reserve as a consequence of the Act.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   REGULATION

General

     On May 10, 1994, the Bank converted from a New York State chartered mutual savings bank to a federally chartered mutual savings bank pursuant to Section 5(o) of the Home Owners' Loan Act, as amended ("HOLA"). On that date, the OTS replaced the New York State Banking Department (the "Banking Department") as the Bank's chartering authority and the FDIC as the Bank's primary federal regulator. Although the FDIC is no longer the primary federal regulator of the Bank, the Bank remains subject to regulation and examination by the FDIC as its deposit insurer. The Bank's deposits are insured up to the applicable limits permitted by law. See "--Insurance of Accounts."

     The Bank is also subject to certain regulations promulgated by the Federal Reserve Board. Moreover, in connection with converting to a federal charter, the Bank became a member of the FHLB-NY.

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

     The OTS has extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and back-up examinations by the FDIC. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the applicable rules and regulations of, the OTS. The Company also is subject to regulation under the federal securities laws.

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

Loans-to-One Borrower Limits

     The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At December 31, 1998, the largest amount the Bank could lend to one borrower was approximately $16.8 million, and at that date, the Bank's largest aggregate amount of loans-to-one borrower was $10.3 million, all of which was performing according to its terms. See "Business--Lending Activities."

Insurance of Accounts

     The deposits of the Bank are insured up to $100,000 per depositor (as defined by law and regulations) by the FDIC. Approximately 93% of the Bank's deposits are presently insured by the FDIC under the BIF. The remainder are insured by the FDIC under the SAIF. The deposits insured under the SAIF are those acquired in the acquisition of New York Federal. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

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

     The Bank paid $1.3 million in federal deposit insurance premiums to the BIF for the year ended December 31, 1994. As a result of the lowering of BIF rates in August 1995, the Bank paid $824,000 in deposit insurance premiums for the year ended December 31, 1995. Thereafter, the FDIC voted to reduce the BIF assessment schedule even further so that most BIF members, including the Bank, paid a statutory minimum annual assessment rate of $2,000 for 1996. Deposit insurance for SAIF members was revised to the same schedule as BIF members effective January 1, 1997. As of the date of this Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 1998, the Bank's annual assessment rate was 0.00%.

     The Bank's assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or SAIF reserve ratio again falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC's authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

     On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act eliminated the deposit insurance premium disparity that existed since the second half of 1995 between banks insured by the BIF and thrifts insured by the SAIF. The Act (i) required SAIF institutions to pay a one-time special assessment to bring the SAIF's reserve ratio up to 1.25%, (ii) requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s, and (iii) requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. Since January 1, 1997, the FICO assessment on SAIF institutions has been at the rate of $0.065 per $100 of deposits and the FICO assessment on BIF institutions has been at the rate of $0.013 per $100 of deposits. These rates are subject to change. The Bank paid $102,000 and $87,000 for its share of the interest due on FICO bonds in 1998 and 1997, respectively.

     Congress  is  considering  various  proposals  that may affect the  deposit
insurance   funds  and  the  FICO   assessment.   See   "Risk   Factors--Pending
Legislation."

Liquidity Requirements

     The Bank is subject to OTS regulations that require maintenance of an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The OTS may vary the amount of the liquidity requirement by regulation, but only within pre-established statutory limits of no less than 4% and no greater than 10%. For 1996 and the greater part of 1997, OTS regulation set the liquidity requirement at 5%, with a 1%
short-term liquidity requirement. Amendments to OTS regulations, effective November 27, 1997, reduced the liquidity requirement from 5% to 4% and removed the 1% short-term liquidity requirement. In addition, these amendments eliminated the requirement that obligations of FNMA, GNMA and FHLMC must have five years or less remaining until maturity to qualify as a liquid asset. At December 31, 1998, the Bank's liquidity ratio, computed in accordance with the OTS requirements, as amended, was 18.28%. Unlike the Bank, the Company is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

Qualified Thrift Lender Test

     Institutions regulated by the OTS are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of its portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (i) making an investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 1998, the

Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

Restrictions on Dividends and Capital Distributions

     The Bank is subject to OTS limitations on capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other distributions charged to the Bank's capital account. In general, the applicable regulation permits specified levels of capital distributions by a savings institution that meets at least its minimum capital requirements, so long as the OTS is provided with at least 30 days' advance notice and has no objection to the distribution. As discussed below, the OTS has amended its regulations governing capital distributions effective April 1, 1999.

     The OTS regulation in effect prior to April 1, 1999 establishes three tiers of institutions, based primarily on their capital level. Generally, the Tier 1 group is composed of institutions that before and after the proposed distribution meet or exceed all applicable capital requirements and have not been informed by the OTS that they are in need of more than normal supervision. A Tier 1 institution may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus an amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the previous four quarters. As applied to the Bank, "surplus capital ratio" means the percentage by which the Bank's ratio of total capital to assets exceeds the ratio of its capital requirement, as modified to reflect any applicable individual minimum capital requirements imposed upon the Bank. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its capital requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under FDICIA, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (3% in the event that the Bank is assigned a MACRO Rating of 1, the highest examination rating of the OTS for savings institutions). In June 1996, the Bank's Board of Directors declared a dividend of $11.5 million, which was paid to the Company in installment amounts from July to November 1996. At December 31, 1998, the Bank qualified as a Tier 1 institution for purposes of this regulation, and the Bank's allowable capital distribution was approximately $30.5 million.

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

     Under the revised OTS capital distribution regulations effective April 1, 1999, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meet any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS, if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years, if it would not be at least adequately capitalized following the distribution, or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not otherwise required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution, if the association's proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations, or if it is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement of the revised OTS capital distribution regulations effective April 1, 1999.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 1998, the Bank was required to maintain $17.3 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

     Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 1998, the Bank's OTS assessments were $201,000 for that period.

Branching

     OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

     Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution's compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of "2" in its most recent CRA examination which was conducted by the OTS in July 1997. Under OTS regulations, a CRA rating of "2" is the second highest rating available on a scale from "1" to "4" with "1" being assigned to institutions that have an outstanding record of meeting community credit needs and "4" being assigned to institutions that are in substantial noncompliance in meeting community credit needs. An institution that receives a "2" is considered to have a satisfactory record of meeting community credit needs. Institutions that receive unsatisfactory ratings (i.e., "3" or "4") may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings. Congress currently is considering various proposals to amend the CRA. See "Risk Factors - Pending Legislation."

Year 2000 Compliance

     In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The interagency statement addresses the concern that unless financial institutions address the technology issues relating to the coming of the year
2000,  there  might  be  major   disruptions  in  the  operations  of  financial
institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies have been conducting year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. See "Risk Factors--Year 2000 Compliance."

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

     The OTS' capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At December 31, 1998, the Bank's capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

     Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1998, the Bank had intangible assets consisting of $5.0 million in goodwill and no purchased mortgage servicing rights. At that date, the Bank's tangible capital ratio was 9.46%.

     In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

     Core Capital Requirement. The current OTS core capital requirement ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity
(including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 1998, the Bank's core capital ratio was 9.46%.

     Effective October 1, 1998, the OTS relaxed regulations limiting the amount of servicing assets, together with purchased credit card receivables, includable in core capital from 50% of such capital to 100% of such capital, subject to limitations on fair value. At December 31, 1998, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

     Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (i) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (ii) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 1998, the Bank's risk-based capital ratio was 19.43%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

     In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 1998, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk," included in the Annual Report to Shareholders and incorporated herein by reference.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 1998, the Bank was in compliance with these requirements.

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

Standards for Safety and Soundness

     The FDIA Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines took effect August 9, 1995. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution's business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OTS may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Bank currently meets the standards adopted in the interagency guidelines.

     Additionally, under FDICIA, as amended by the Community Development Act, federal banking agencies are required to establish standards relating to asset quality and earnings that the agencies determine to be appropriate. Effective October 1, 1998, the federal banking agencies, including the OTS, adopted guidelines relating to asset quality and earnings which require insured institutions to maintain systems, consistent with their size and the nature and scope of their operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and insure that earnings are sufficient to maintain adequate capital and reserves.

Prompt Corrective Action

     Under Section 38 of the FDIA, as added by the FDICIA, each appropriate agency and the FDIC is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1998, the Bank met the criteria to be considered a "well capitalized" institution.

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

     There is, as of the date of this report, proposed legislation pending in Congress that may affect the Bank's thrift charter and the Company's status as a unitary savings and loan Holding Company. See "Risk Factors--Pending Legislation."

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

Item 2. Properties.

     The Bank conducts its business through eight full-service offices. The Bank's main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                     Date Leased or       Lease Expiration         Net Book Value at
                     Office                    Leased or Owned          Acquired                Date               December 31, 1998
Main Office
     144-51 Northern Blvd.
     Flushing, NY 11354...................          owned                 1972                   NA                    $3,155,577
Broadway Branch
     159-18 Northern Blvd.
     Flushing, NY 11358...................          owned                 1962                   NA                     1,059,195
Auburndale Branch
     188-08 Hollis Court Blvd.
     Flushing, NY 11358...................          owned                 1991                   NA                       828,119
Springfield Branch
     61-54 Springfield Blvd.
     Bayside, NY 11364....................          leased                1991               11/30/2001                    58,098
Bay Ridge Branch
     7102 Third Avenue
     Brooklyn, NY 11209...................          owned                 1991                   NA                       448,913
Irving Place Branch
     33 Irving Place
     New York, NY 10003...................          leased                1991               11/30/2001                   538,935
New Hyde Park Branch
     661 Hillside Avenue
     New Hyde Park, NY 11040..............          leased                1971               12/31/2011                    74,453
Supermarket Branch
     653 Hillside Avenue
     New Hyde Park, NY 11040..............          leased                1998                6/01/2003                   277,535

          Total premises and equipment, net                                                                            $6,440,825


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

Item 4. Submission of Matters to a Vote of Security Holders.

     None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

     The information regarding Flushing Financial Corporation common stock and related stockholder matters appears on page 6 of the 1998 Annual Report to Shareholders ("Annual Report") under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Interest Rate Risk" on page 15 of the Annual Report and in Notes 14 and 15 of the Notes to Consolidated Financial Statements is incorporated herein by this reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999 under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

Item 11. Executive Compensation.

     Information regarding executive compensation appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999 under the caption "Executive Compensation" and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999 under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1999 under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1999 under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and is incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.    Financial Statements

     The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated herein by this reference:

     o    Consolidated Statements of Condition at December 31, 1998 and 1997

     o Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998

     o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1998

     o Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998

     o    Notes to Consolidated Financial Statements

     o    Report of Independent Accountants

     The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

      2.    Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated herein by this reference:

(b)  Reports on Form 8-K filed during the last quarter of fiscal 1998

     None

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
------

3.1          Articles of Incorporation of Flushing Financial Corporation (1)

3.2          By-Laws of Flushing Financial Corporation (1)

4.1 Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (10)

10.1         Annual Incentive Plan for Selected Officers (1)

10.2 Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (1)(6)

10.3 Employment Agreements between Flushing Financial Corporation and Certain Officers (2)(6)

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

10.6(a)      Amended and Restated Outside Director Retirement Plan (9)

10.6(b)      Flushing Savings Bank, FSB Outside Director Deferred Compensation
             Plan (2)

10.7         Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (1)

10.8 Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (1)

10.8(a) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (3)

10.8(b) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (3)(6)

10.9         Employee Benefit Trust Agreement (1)

10.9(a)      Amendment to the Employee Benefit Trust Agreement (9)

10.10        Loan Document for Employee Benefit Trust (1)

10.11        Guarantee by Flushing Financial Corporation (1)

10.12 Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (4)

10.12(a)     Amendment to Gerard P. Tully, Sr. Consulting Agreement (9)

10.12(b)     Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement

10.13        Flushing Financial Corporation 1996 Restricted Stock Incentive Plan
             (7)

10.14        Flushing Financial Corporation 1996 Stock Option Incentive Plan (7)

10.15        Amendments to 1996 Restricted Stock Incentive Plan (8)

10.16        Amendments to 1996 Stock Option Incentive Plan (8)

10.17 Agreement and Plan of Merger as of April 24, 1997, by and between Flushing Financial Corporation, Flushing Savings Bank, FSB and New York Federal Savings Bank (5)

10.18 Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and James F. McConnell (11)

10.19 Retirement Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and James F. McConnell (11)

13.1         1998 Annual Report to Shareholders

22.1         Subsidiaries information incorporated herein by reference to Part I
             - Subsidiary Activities

23.1         Consent of Independent Accountants

27           Financial Data Schedule

99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1999, which will be filed with the SEC within 30 days from the date this Form 10-K is filed.

----------
(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(4) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 1997.

(6) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1997.

(7) Incorporated by reference to Exhibits filed with the Proxy Statement for the Annual Meeting of Stockholders held May 21, 1996.

(8) Incorporated by reference to Exhibits filed with the Proxy Statements for the Annual Meetings of Stockholders held April 29, 1997 and May 20, 1998.

(9) Incorporated by reference to Exhibits filed with the Form 10-K for the year ended December 31, 1997.

(10) Incorporated by reference to Exhibit filed with Form 8-K filed September 30, 1996.

(11) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 29, 1999.


                                    FLUSHING FINANCIAL CORPORATION


                                    By       /S/ MICHAEL J. HEGARTY
                                             -----------------------
                                             Michael J. Hegarty
                                             President and CEO

                                POWER OF ATTORNEY

     We, the undersigned directors and officers of Flushing Financial Corporation (the "Company") hereby severally constitute and appoint Michael J. Hegarty and Monica C. Passick as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said Michael
J. Hegarty or Monica C. Passick may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said Michael J. Hegarty or Monica C. Passick shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities and on the dates indicated.

Signature                       Title                                 Date
---------                       -----                                 ----

/S/ MICHAEL J. HEGARTY          Director, President               March 29, 1999
----------------------------    (Principal Executive Officer)
      Michael J. Hegarty


/S/ GERARD P. TULLY, SR.        Director, Chairman                March 29, 1999
----------------------------
      Gerard P. Tully, Sr.


/S/ MONICA C. PASSICK           Treasurer (Principal Financial    March 29, 1999
----------------------------    and Accounting Officer)
      Monica C. Passick


/S/ ROBERT A. MARANI            Director                          March 29, 1999
----------------------------
      Robert A. Marani

/S/ JOHN O. MEAD                Director                          March 29, 1999
----------------------------
      John O. Mead


/S/ JAMES F. MCCONNELL          Director                          March 29, 1999
----------------------------
      James F. McConnell


/S/ FRANKLIN F. REGAN, JR.      Director                          March 29, 1999
----------------------------
      Franklin F. Regan, Jr.


/S/ JOHN E. ROE, SR.            Director                          March 29, 1999
----------------------------
      John E. Roe, Sr.


/S/ MICHAEL J. RUSSO            Director                          March 29, 1999
----------------------------
      Michael J. Russo


/S/ JOHN M. GLEASON             Director                          March 29, 1999
----------------------------
      John M. Gleason


/S/ VINCENT F. NICOLOSI         Director                          March 29, 1999
----------------------------
      Vincent F. Nicolosi


/S/ LOUIS C. GRASSI             Director                          March 29, 1999
----------------------------
      Louis C. Grassi


/S/ JAMES D. BENNETT            Director                          March 29, 1999
----------------------------
      James D. Bennett