Form 10-Q
period 1999-03-31
FLUSHING FINANCIAL CORP
filed 1999-04-27
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                        Commission file number 000-24272


                         FLUSHING FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                          11-3209278
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

               144-51 Northern Boulevard, Flushing, New York 11354
                    (Address of principal executive offices)

                                 (718) 961-5400
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock $0.01 par value.
                                                  ----------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      The number of shares of the registrant's Common Stock outstanding as of April 16, 1999 was 10,323,567 shares.



                                TABLE OF CONTENTS

                                                                            PAGE

PART I  --  FINANCIAL INFORMATION
ITEM 1.   Financial Statements
     Consolidated Statements of Financial Condition                         1

     Consolidated Statements of Operations and Comprehensive Income         2

     Consolidated Statements of Cash Flows                                  3

     Consolidated Statements of Changes in Stockholders' Equity             4

     Notes to Consolidated Statements                                       5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              6

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk        18

PART II.  --  OTHER INFORMATION
ITEM 1.  Legal Proceedings                                                 18

ITEM 2.  Changes in Securities                                             18

ITEM 3.  Defaults Upon Senior Securities                                   18

ITEM 4.  Submission of Matters To A Vote of Security Holders               18

ITEM 5.  Other Information                                                 18

ITEM 6.  Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                 19

EXHIBITS                                                                   20






                                        I

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Financial Condition


(Dollars in thousands, except  share data)            March 31, 1999  December 31,1998
======================================================================================

ASSETS                                                  (Unaudited)
Cash and due from banks                                $      10,825 $      11,934
Federal funds sold and overnight interest-earning
deposits                                                      10,200        10,800
Securities available for sale:
    Mortgage-backed securities                               293,597       302,421
    Other securities                                          21,595        24,269
Loans:
    1-4 Family residential mortgage loans                    373,584       361,786
    Multi-family mortgage loans                              279,311       277,437
    Commercial real estate loans                             108,493       101,401
    Co-operative apartment loans                              10,027        10,238
    Construction loans                                         3,904         3,203
    Small Business Administration loans                        2,540         2,616
    Consumer and other loans                                   2,459         1,899
    Less: Unearned loan fees                                  (1,529)       (1,263)
             Allowance for loan losses                        (6,919)       (6,762)
                                                        ------------- -------------
    Net loans                                                771,870       750,555
Interest and dividends receivable                              6,739         7,120
Real estate owned, net                                            77            77
Bank premises and equipment, net                               6,292         6,441
Federal Home Loan Bank of New York stock                      17,706        17,320
Goodwill                                                       4,912         5,004
Other assets                                                   7,291         6,114
                                                        ------------- -------------
          Total assets                                 $   1,151,104 $   1,142,055
                                                        ============= =============
LIABILITIES
Due to depositors:
    Non-interest bearing                               $      23,353 $      27,505
    Interest-bearing                                         624,248       629,991
Mortgagors' escrow deposits                                   12,192         6,563
Borrowed funds                                               354,109       335,458
Other liabilities                                             11,652        10,451
                                                        ------------- -------------
          Total liabilities                                1,025,554     1,009,968
                                                        ------------- -------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
 authorized)                                                     --             --
Common stock ($0.01 par value; 20,000,000 shares
 authorized; 11,355,678 shares issued; 10,345,567
 and 10,898,805 shares outstanding at March 31,
 1999 and December 31, 1998,respectively)                        114           114
Additional paid-in capital                                    75,505        75,452
Treasury stock (1,010,111 and 456,873 shares at
 March 31, 1999 and December 31, 1998, respectively)         (15,548)       (6,949)
Unearned compensation - Employee Benefit Plan                 (6,875)       (6,956)
Unearned compensation - Restricted Stock Awards               (2,156)       (2,376)
Retained earnings                                             73,622        71,460
Accumulated other comprehensive income:
  Net unrealized gain on securities available for
   sale, net of taxes                                            888         1,342
                                                        ------------- -------------
          Total stockholders' equity                         125,550       132,087
                                                        ------------- -------------
          Total liabilities and stockholders' equity   $   1,151,104 $   1,142,055
                                                        ============= =============


  The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income


                                                                For the three months
                                                                   ended March 31,
                                                                 -------------------
(In thousands, except per share data)                              1999      1998
====================================================================================
                                                                     (Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                      $  15,891 $  13,444
Interest and dividends on securities:
    Taxable interest                                                4,632     6,179
    Dividends                                                          58        51
Other interest income                                                 175       823
                                                                 --------- ---------
          Total interest and dividend income                       20,756    20,497
                                                                 --------- ---------
INTEREST EXPENSE
Deposits                                                            6,219     7,107
Other interest expense                                              5,067     4,322
                                                                 --------- ---------
          Total interest expense                                   11,286    11,429
                                                                 --------- ---------
NET INTEREST INCOME                                                 9,470     9,068
Provision for loan losses                                              24       116
                                                                 --------- ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 9,446     8,952
                                                                 --------- ---------
NON-INTEREST INCOME
Other fee income                                                      458       336
Net gain on sales of securities and loans                             120        76
Other income                                                          412       348
                                                                 --------- ---------
          Total non-interest income                                   990       760
                                                                 --------- ---------
NON-INTEREST EXPENSE
Salaries and employee benefits                                      2,784     3,476
Occupancy and equipment                                               513       485
Professional services                                                 596       426
Federal deposit insurance premiums                                     26        26
Data processing                                                       296       278
Depreciation and amortization                                         256       233
Real estate owned expenses                                             --        75
Other operating expenses                                            1,135       937
                                                                 --------- ---------
          Total non-interest expense                                5,606     5,936
                                                                 --------- ---------
INCOME BEFORE INCOME TAXES                                          4,830     3,776
                                                                 --------- ---------
PROVISION FOR INCOME TAXES
Federal                                                             1,510     1,363
State and local                                                       301       188
                                                                 --------- ---------
          Total taxes                                               1,811     1,551
                                                                 --------- ---------
NET INCOME                                                      $   3,019 $   2,225
                                                                 ========= =========
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities:
  Unrealized holding losses arising during period               $    (419)$    (274)
    Less: reclassification adjustments for
          gains included in income                                    (35)      (32)
                                                                 --------- ---------
          Net unrealized holding losses                             (454)     (306)
                                                                 --------- ---------
COMPREHENSIVE NET INCOME                                        $   2,565 $   1,919
                                                                 ========= =========

Basic earnings per share (1)                                        $0.32     $0.21
Diluted earnings per share (1)                                      $0.31     $0.21


(1) Prior year amounts adjusted for three-for-two stock split paid in the form of a stock dividend on September 30, 1998.

The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                        For the three months ended
                                                                   March 31,
                                                        ---------------------------
(In thousands)                                                 1999          1998
===================================================================================
                                                                  (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                                 $   3,019     $   2,225
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                    24           116
     Provision for losses on real estate owned                    --            33
     Depreciation of bank premises and equipment                 256           233
     Amortization of goodwill                                     92            92
     Net gain on sales of securities                             (64)          (76)
     Net gain on sales of Small Business
      Administration loans                                       (56)           --
     Net loss on sales of real estate owned                       --            14
     Amortization of unearned premium, net of
      accretion of unearned discount                             874           298
     Amortization of deferred income                            (240)         (199)
     Deferred income tax provision (benefit)                    (176)          (30)
     Deferred compensation                                        31            54
Changes in operating assets and liabilities                      984         1,441
Unearned compensation                                            307           275
                                                        ------------- -------------
          Net cash provided by operating activities            5,051         4,476
                                                        ------------- -------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of banking premises and equipment                     (107)         (268)
Purchases of Federal Home Loan Bank stock                       (386)           --
Purchases of securities available for sale                   (32,510)     (128,455)
Proceeds from sales and calls of securities
 available for sale                                            7,540       104,277
Proceeds from maturities and prepayments of
 securities available for sale                                34,909        12,165
Net originations and repayment of loans                      (15,816)      (24,369)
Purchases of loans                                            (5,319)       (5,396)
Proceeds from sales and operations of real
 estate owned                                                     --           164
                                                        ------------- -------------
          Net cash used by investing activities              (11,689)      (41,882)
                                                        ------------- -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing
 deposits                                                     (4,152)        1,589
Net increase (decrease) in interest-bearing deposits          (5,743)          674
Net increase in mortgagors' escrow deposits                    5,629         2,280
Repayments of short-term borrowed funds                           --       (10,000)
Increases in long-term borrowed funds                         45,000            --
Repayments of long-term borrowed funds                       (26,349)       (5,618)
Purchases of treasury stock, net                              (8,694)         (899)
Cash dividends paid                                             (762)         (578)
                                                        ------------- -------------
          Net cash provided by financing activities            4,929       (12,552)
                                                        ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,709)      (49,958)
Cash and cash equivalents, beginning of period                22,734        90,352
                                                        ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $      21,025     $  40,394
                                                        ============= =============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                          $      11,399     $   8,273
Income taxes paid                                              1,773         1,127
Non-cash activities:
  Loans originated as the result of real estate
   sales                                                          --           267
  Loans transferred through foreclosure of a
   related mortgage loan to real estate owned                     --           312


  The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                          For the three months ended
 (In thousands, except share data)                               March 31, 1999
====================================================================================

COMMON STOCK
Balance, beginning of period                                 $                  114
No activity                                                                      --
                                                              ----------------------
         Balance, end of period                              $                  114
                                                              ======================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                 $               75,452
Release of shares from Employee Benefit Trust
 (826 common shares)                                                              6

Tax benefit of stock plans                                                       47
                                                              ----------------------
         Balance, end of period                              $               75,505
                                                              ======================
TREASURY STOCK
Balance, beginning of period                                 $               (6,949)
Purchases of common shares outstanding (574,800 shares)                      (8,927)
Options exercised (21,562 common shares)                                        328
                                                              ----------------------
         Balance, end of period                              $              (15,548)
                                                              ======================
UNEARNED COMPENSATION
Balance, beginning of period                                 $               (9,332)
Restricted stock award expense                                                  220
Release of shares from Employee Benefit Trust
 (826 common shares)                                                             81
                                                              ----------------------
         Balance, end of period                              $               (9,031)
                                                              ======================
RETAINED EARNINGS
Balance, beginning of period                                 $               71,460
Net income                                                                    3,019
Options exercised (21,562 common shares)                                        (95)
Cash dividends declared and paid                                               (762)
                                                              ----------------------
         Balance, end of period                              $               73,622
                                                              ======================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                 $                1,342
Change in net unrealized gain (loss),
 net of taxes of approximately $357
 on securities available for sale                                              (419)
Less: Reclassification adjustment
 for gains included in net income,
 net of taxes of approximately $29                                              (35)
                                                              ----------------------
         Balance, end of period                              $                  888
                                                              ======================

  The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                        Notes to Consolidated Statements

1.  BASIS OF PRESENTATION

The primary business of Flushing Financial Corporation is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). The consolidated financial statements presented in this Form 10-Q reflect principally the Bank's activities.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

2.  USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


3.  EARNINGS PER SHARE

Basic earnings per share for the quarters ended March 31, 1999 and 1998 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:


                                                                       March 31,
                                                                 ------------------
(Amounts in thousands except per share data)                          1999    1998
===================================================================================

Net income                                                          $3,019  $2,225
Divided by:
     Weighted average common shares outstanding                      9,509  10,420
     Weighted average common stock equivalents                         198     249
Total weighted average common shares & common
 stock equivalents                                                   9,707  10,669
Basic earnings per share                                             $0.32   $0.21
Diluted earnings per share                                           $0.31   $0.21



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through eight banking offices located in Queens, Brooklyn, Manhattan and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively, the "Company"), but reflects principally the Bank's activities.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (i) origination and purchases of one-to-four family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans, (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans.

The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and securities portfolios, and its cost of funds, consisting primarily of interest paid on deposit accounts and borrowed funds. Net interest income is the result of the Company's interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, and the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

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

On August 18, 1998, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, which was paid on September 30, 1998. Each shareholder received one additional share for every two shares of the Company's common stock held at the record date, September 10, 1998. Cash was paid in lieu of fractional shares. All share and per share amounts in this report on Form 10-Q have been restated to reflect the three-for-two stock split paid on September 30, 1998.

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the third preceding paragraph, the factors described below under Year 2000 Compliance, and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1998 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1998. The Company has no obligation to update these forward-looking statements.

YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third party data processing vendors, and purchased software operating on in-house computer networks. As the year 2000 approaches, a critical business issue has emerged regarding how existing software, such as application programs and operating systems, will accommodate the year 2000 date value. In the past, such software was programmed to assume that all year values begin with "19". In response to this business concern, the Company established, in 1997, a Year 2000 Task Force ("Y2K Task Force") to evaluate whether its computer systems will function properly in the year 2000, and report to the Board of Directors on a monthly basis. With the implementation of the Y2K Task Force, actions were taken to remedy the Company's year 2000 problems.

Since its formation, the Y2K Task Force has contacted parties with which the Company has material relationships, including the Company's data processing vendors, and software suppliers to determine whether the systems used, or relied upon, by the Company are year 2000 compliant, and if not to assess the corrective steps being taken. The Company also contacted all borrowers with loan balances outstanding in excess of two million dollars to assess the state of each such party's year 2000 readiness. The Company continues to communicate with these borrowers to monitor their 2000 readiness. The Company's investment securities portfolio, which amounted to 27.4% of total assets at March 31, 1999, consists primarily of U.S. government securities or U.S. government agency backed mortgage-backed securities. Although the Company is attempting to monitor and evaluate the efforts of these other parties, it cannot control the success of their efforts.

The Company believes that its in-house systems and software are year 2000 compliant. In addition, the Company's data processing vendors have indicated that their hardware and software are year 2000 compliant. The majority of other vendors have indicated that their hardware and/or software is or will be year 2000 compliant prior to the date change. Notwithstanding the foregoing, given the inherent uncertainty in the year 2000 problem, there can be no assurance that the Company will not experience a disruption in service related to the year 2000 problem. For this reason, the Company plans to continue to monitor its year 2000 readiness through the end of the year.

The Company is also dependent in its business upon the availability of public utilities, including communications and power services. The Company cannot predict the year 2000 readiness of such utilities or the outcome their remediation efforts.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




The Company's cost to upgrade various systems, primarily software version upgrades, was approximately $67,000, excluding the time that internal staff devoted to testing and monitoring year 2000 compliance, although these activities did not add significant incremental cost. Management does not anticipate significant future costs for year 2000 compliance and testing. Therefore, management believes that the cost of year 2000 compliance, in the aggregate, will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

The Company believes that the most reasonably likely worst case scenario, should there be a disruption of service in spite of the year 2000 efforts of the Company and its third party vendors, would be an inability to process banking transactions, calculate investment yields and costs, send and receive electronic data with third parties, or engage in similar normal business activities. Should the Company need to manually calculate and complete transactions, assuming a doubling in manpower, the cost of alternative methods of doing business is projected to be approximately $250,000 in additional expenses per month.

Management believes that a more likely scenario in the event of any year 2000 non-compliance would be a temporary disruption of service to its customers. The Company is of the opinion that its contingency plans would mitigate the long-term effect of such a scenario and that a temporary disruption would not have a material adverse effect on its consolidated financial condition, results of operations or cash flow.

In the unanticipated event that the Company experiences a disruption of service, the Company has developed contingency plans that management believes will provide reasonable substitutes for the essential functions in the Company's primary business that become unavailable on its systems or those of its third party vendors. Some of these contingency plans are already in use for unanticipated data processing vendor downtime which occurs during the normal course of business.

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998

GENERAL. Net income for the first quarter of 1999 increased 35.7% to $3.0 million, or $0.31 per diluted share, from the $2.2 million, or $0.21 per diluted share, earned in the quarter ended March 31, 1998. Excluding a one-time, non-recurring compensation expense of $750,000, earnings for the three months ended March 31, 1998 would have been $2.6 million, or $0.25 per diluted share. The return on average assets for the first quarter of 1999 increased to 1.06% from 0.82% for the comparable 1998 period, while the return on average equity for the first quarter of 1999 increased to 9.28% from 6.73% for the comparable 1998 period.

INTEREST INCOME. Total interest and dividend income increased $0.3 million, or 1.3%, to $20.8 million for the three months ended March 31, 1999 from $20.5 million for the three months ended March 31, 1998. This increase was primarily the result of a $54.2 million increase in the average earning balances of interest-earning assets for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The average balance of mortgage loans, net increased $152.7 million in the first quarter of 1999 as compared to the first quarter of 1998. This increase was partially offset by $71.1 million and $42.6 million decreases in the average balances of other securities and interest-earning deposits and federal funds, respectively, for the first quarter of 1999 compared to the first quarter of 1998. The yield on interest-earning assets declined 31 basis points to 7.68% for the first quarter of 1999 from 7.99% for the first quarter of 1998 due to declining rates on mortgage loans originated.

INTEREST EXPENSE. Interest expense decreased $0.1 million, or 1.3%, to $11.3 million for the three months ended March 31, 1999 from $11.4 million for the three months ended March 31, 1998, primarily due to a 33 basis point decrease in the average cost of interest-bearing liabilities. This decrease in the average cost of interest-bearing liabilities was partially offset by an increase in the average balance of interest-bearing liabilities of $54.4 million in the first quarter of 1999 from the first quarter of 1998, primarily due to an increase of $52.3 million in the average balance of borrowed funds to fund balance sheet growth. The cost of interest-bearing liabilities declined 33 basis points to 4.64% for the quarter ended March 31, 1999 from 4.97% for the quarter ended March 31, 1998 as certificates of deposit renewed at lower rates and the rate paid for passbook deposit accounts was reduced.

NET INTEREST INCOME. For the three months ended March 31, 1999, net interest income increased $0.4 million, or 4.4%, to $9.5 million from $9.1 million in the comparable 1998 period, for reasons stated above. The net interest margin declined 3 basis points to 3.50% for the three months ended March 31, 1999 from 3.53% for the comparable 1998 period. However, the net interest margin of 3.50% for the quarter ended March 31, 1999 reflects a 21 basis points improvement over the 3.29% level for the prior quarter ended December 31, 1998, as the yield on interest-earning assets declined one basis point while the cost of funds declined 25 basis points.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 1999 was $24,000 as compared to $116,000 for the comparable 1998 period. Despite the lower provision, the allowance for loan losses increased from $6.8 million at December 31, 1998 to $6.9 million at March 31, 1999 due to recoveries on previously charged-off loans. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


NON-INTEREST INCOME. Total non-interest income increased by 30.3% to $990,000 for the three months ended March 31, 1999 from $760,000 for the three months ended March 31, 1998. The increase is due primarily to increases in fee income from mortgage originations and banking services.

NON-INTEREST EXPENSE. Non-interest expense decreased by $0.3 million, or 5.6%, to $5.6 million for the three months ended March 31, 1999 as compared to $5.9 million for the quarter ended March 31, 1998. Salaries and benefits declined by $0.7 million due to a one-time non-recurring compensation expense of $750,000 in connection with the planned retirement of a senior executive recorded in the quarter ended March 31, 1998. This decrease was partially offset by increases in professional fees and other expense. Management continues to monitor expenditures resulting in efficiency ratios, which exclude recurring items, of 52.9% and 51.7% for the three months ended March 31, 1999 and 1998, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $1.0 million, or 27.9%, to $4.8 million for the three months ended March 31, 1999 as compared to $3.8 million for the three months ended March 31, 1998 for reasons stated above. Excluding the effect of a one-time payout of $750,000 under a senior officer's retirement agreement during the quarter ended March 31, 1998, total income before provision for taxes would have been $4.5 million for the three months ended March 31, 1998.

PROVISION FOR INCOME TAXES. Income tax expense increased $260,000 to $1.8 million for the three months ended March 31, 1999 as compared to $1.6 million for the comparable 1998 period. This is primarily due to the $1.0 million increase in income before taxes.

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 1999 were $1.15 billion, essentially unchanged from the $1.14 billion at December 31, 1998. During the first quarter of 1999, loan originations and purchases were $24.7 million for 1-4 family residential mortgage loans, $14.4 million for multi-family real estate loans, $10.4 million for commercial real estate loans and $1.3 million in construction loans. During the first quarter of 1998, loan originations and purchases were $24.5 million for 1-4 family residential mortgage loans, $18.9 million for multi-family real estate loans, $4.7 million for commercial real estate loans and $1.9 million in construction loans. Total loans, net, increased $21.3 million during the first quarter of 1999 to $771.9 million from $750.6 million at December 31, 1998.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $3.5 million at March 31, 1999 compared to $2.7 million at December 31, 1998 and $3.3 million at March 31, 1998. Total non-performing assets as a percentage of total assets were 0.31% at March 31, 1999 compared to 0.23% at December 31, 1998 and .30% at March 31, 1998. The ratio of allowance for loan losses to total non-performing loans was 200.95% at March 31, 1999 compared to 260.36% at December 31, 1998 and 238.70%
at March 31, 1998.

LIABILITIES. Total liabilities increased $15.6 million to $1.03 billion at March 31, 1999 from $1.01 billion at December 31, 1998 . The change in total liabilities was due primarily to an increase in FHLB borrowings of $18.7 million during the first quarter of 1999 bringing FHLB borrowings to $354.1 million at March 31, 1999.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




EQUITY. Total stockholders' equity decreased $6.5 million to $125.6 million at March 31, 1999 from $132.1 million at December 31, 1998. The decrease is primarily due to $3.0 million in net income for the three months ended March 31, 1999, offset by $8.9 million in treasury shares purchased through the Company's stock repurchase plans, and $0.8 million in cash dividends paid during the current quarter. Quarterly dividends per share were increased from $0.06 per share for the fourth quarter of 1998 to $0.08 per share in the first quarter of 1999. Book value per share, adjusted for the three-for two stock dividend paid on September 30, 1998, continued to improve to $12.14 per share at March 31, 1999 from $12.12 per share at December 31, 1998 and $11.68 at March 31, 1998.

During the first quarter of 1999, the Company completed its fourth stock repurchase program, and the Board of Directors approved the fifth stock repurchase program for 540,000 shares. Under these programs, the Company repurchased 574,800 shares during the quarter, leaving 79,000 shares to be repurchased under the current stock repurchase program at March 31, 1999.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At March 31, 1999 and December 31, 1998, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 20.32% and 18.28%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASH FLOW. During the first quarter of 1999, funds provided by the Company's operating activities amounted to $5.1 million. These funds, together with $4.9 million provided by financing activities and funds available at the beginning of the quarter, were utilized to fund net investing activities of $11.7 million. The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate loans. During the quarter ended March 31, 1999, the net total of loan originations less loan repayments was $15.8 million, and the total amount of real estate loans purchased was $5.3 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the quarter ended March 31, 1999, the Company purchased a total of $32.5 million in securities available for sale. Funds for investment were also provided by $42.4 million in sales, calls, maturities, and prepayments of securities available for sale, and $18.7 million of net increased borrowings from the FHLB-NY with original maturities greater than one year. The Company also used funds of $8.9 million for treasury stock repurchases and $0.8 million in dividend payments during the quarter ended March 31, 1999.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTEREST RATE RISK

The Consolidated Financial Statements have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rate risk. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if sold, or, in the case of securities classified as available-for-sale, the Company's stockholders' equity, if retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as interest-earning assets net of interest-bearing liabilities. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors.



                                        Projected Percentage Change In
                                    ----------------------------------------
       Change in Interest Rate         Net Interest        Net Portfolio
                                          Income               Value
       =======================================================================

       -200 Basis points                          1.00  %              9.00 %
       -100 Basis points                          0.00                 5.00
       Base interest rate                         0.00                 0.00
       +100 Basis points                         -4.00               -13.00
       +200 Basis points                         -9.00               -27.00



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 1999, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 1999.



       (Dollars in thousands)                Amount         Percent of Assets
       =======================================================================

       Tangible Capital:
            Capital level                     $108,617                 9.58%
            Requirement                         16,999                 1.50
            Excess                              91,618                 8.08

       Core Capital:
            Capital level                     $108,617                 9.58%
            Requirement                         45,329                 4.00
            Excess                              63,288                 5.58

       Risk-Based Capital:
            Capital level                     $115,536                19.36%
            Requirement                         47,733                 8.00
            Excess                              67,803                11.36



                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three months ended March 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                          For the three months ended March 31,
                                ---------------------------------------------------------------
                                           1999                             1998
                                -----------------------------    ------------------------------
                                Average   Interest   Average     Average    Interest  Average
  (Dollars in thousands)        Balance             Yield/Cost   Balance             Yield/Cost
 ==============================================================================================

 ASSETS
 Interest-earning assets:
     Mortgage loans, net        $  757,061   $15,788     8.34%    $  604,317    $13,345     8.83%
     Other loans                     4,511       103     9.13          3,613         99    10.96
     Mortgage-backed
      securities                   292,989     4,486     6.12        278,663      4,801     6.89
     Other securities               12,967       204     6.29         84,109      1,429     6.80
     Interest-earning
      deposits and
      federal funds sold            13,308       175     5.26         55,935        823     5.89
                                -----------------------------     ------------------------------
       Total interest-
        earning assets           1,080,836    20,756     7.68      1,026,637     20,497     7.99
                                             ----------------                   ----------------
     Non-interest earning
      assets                        54,327                            54,691
                                ----------                       -----------
           Total assets         $1,135,163                        $1,081,328
                                ==========                       ===========
 LIABILITIES AND EQUITY
 Interest-bearing liabilities:
        Passbook accounts       $  202,552     1,037     2.05       $200,281      1,427     2.85
        NOW accounts                26,053       123     1.89         22,947        109     1.90
        Money market
         accounts                   30,851       214     2.77         24,235        172     2.84
        Certificate of
         deposit accounts          368,129     4,826     5.24        381,757      5,383     5.64
        Mortgagors' escrow
         deposits                    9,543        19     0.80          5,812         16     1.10
        Borrowed funds             336,136     5,067     6.03        283,872      4,322     6.09
                                -----------------------------     ------------------------------
          Total interest-
           bearing liabilities     973,264    11,286     4.64        918,904     11,429     4.97
                                             ----------------                   ----------------
 Other liabilities                  31,711                            30,090
                                ----------                        ----------
         Total liabilities       1,004,975                           948,994
 Equity                            130,188                           132,334
                                ==========                        ==========
          Total liabilities
           and equity           $1,135,163                        $1,081,328
                                ==========                        ==========
 Net interest
  income/Interest rate spread                $ 9,470     3.04%                   $9,068     3.02%
                                             ================                   ================
 Net interest-earning assets /
  Net interest margin           $  107,572               3.50%      $107,733                3.53%
                                ==========              =====     ==========               =====
 Ratio of interest-earning
  assets to interest-
  bearing liabilities                                    1.11X                              1.12X
                                                        =====                              =====


                         PART I -- FINANCIAL INFORMATION

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

                                                  Three Months Ended
                                       -----------------------------------------
   (In thousands)                          March 31, 1999         March 31, 1998
   =============================================================================

   MORTGAGE LOANS
   At beginning of period                        $754,065              $602,559
   Mortgage loans originated:
       One-to-four family                          19,078                19,078
       Cooperative                                    300                    --
       Multi-family real estate                    14,364                18,927
       Commercial real estate                      10,420                 4,659
       Construction                                 1,288                 1,866
                                         -----------------   -------------------
         Total mortgage loans originated           45,450                44,530
                                         -----------------   -------------------
   Acquired loans:
       Loans purchased                              5,281                 5,396
                                         -----------------   -------------------
         Total acquired loans                       5,281                 5,396
                                         -----------------   -------------------
   Less:
       Principal reductions                        29,477                19,155
       Mortgage loans sold                             --                    --
       Mortgage loan foreclosures                      --                   312
                                         -----------------   -------------------
   At end of period                              $775,319              $633,018
                                         =================   ===================

   OTHER LOANS
   At beginning of period                          $4,515                $4,174
   Other loans originated:
       Small Business Administration                  499                   652
       Small business loans                           770                    --
       Other loans                                    223                   525
         Total other loans originated               1,492                 1,177
                                         -----------------   -------------------
   Less:
       Sales                                          515                 1,082
       Principal reductions                           493                 1,100
                                         -----------------   -------------------
   At end of period                                $4,999                $3,169
                                         =================   ===================


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


NON-PERFORMING ASSETS

The Company reviews loans in its portfolio on a monthly basis to determine whether any problem loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and real estate owned at the dates indicated.


   (Dollars in thousands)                March 31, 1999        December 31, 1998
   ===============================================================================

   Non-accrual mortgage loans                      $3,425                  $2,556
   Other non-accrual loans                             18                      41
                                           ---------------         ---------------
             Total non-accrual loans                3,443                   2,597

   Mortgage loans 90 days or more
    delinquent and still accruing                      --                      --

   Other loans 90 days or more
    delinquent and still accruing                      --                      --
                                           ---------------         ---------------
             Total non-performing loans             3,443                   2,597

   Real estate owned (foreclosed real
    estate)                                            77                      77
                                           ---------------         ---------------
             Total non-performing assets           $3,520                  $2,674
                                           ===============         ===============

   Non-performing loans to gross loans              0.44%                   0.34%
   Non-performing assets to total assets            0.31%                   0.23%





                         PART I -- FINANCIAL INFORMATION

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.


                                                    Three Months Ended
                                        -------------------------------------------
(Dollars in thousands)                    March 31, 1999          March 31, 1998
===================================================================================

Balance at beginning of period                      $6,762                  $6,474
Provision for loan losses                               24                     116
Loans charged-off:
    One-to-four family                                  --                      64
    Co-operative                                        --                      --
    Multi-family                                        --                      --
    Commercial                                          --                      --
    Construction                                        --                      --
    Other                                                5                      17
                                        -------------------     -------------------
          Total loans charged-off                        5                      81
                                        -------------------     -------------------
Recoveries:
    Mortgage loans                                     138                      89
    Other loans                                         --                      --
                                        -------------------     -------------------
          Total recoveries                             138                      89
                                        -------------------     -------------------
Balance at end of period                            $6,919                  $6,598
                                        ===================     ===================

Ratio of net charge-offs(recoveries)
 during the year to average loans
 outstanding during the period                       (0.02)%                  0.00%

Ratio of allowance for loan losses to
 loans at end of period                                0.89%                  1.04%
Ratio of allowance for loan losses to
 non-performingloans at end of period                196.54%                238.71%
Ratio of allowance for loan losses to
 non-performing assets at end of period              200.95%                202.77%



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".



                            PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.     OTHER INFORMATION.

During the quarter ended March 31, 1999, the Board of Directors approved the fifth stock repurchase program for 540,000 shares. The Board of Directors also approved an increase of 33% in the quarterly common stock dividend from $0.06 per share in the fourth quarter of 1998 to $0.08 per share in the first quarter of 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBIT.

EXHIBIT NO.     DESCRIPTION
    27.         Financial data schedule.

b)   REPORTS ON FORM 8-K.

Not applicable.

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Flushing Financial Corporation,




Dated: April 27, 1999                 By:  /s/ Michael J. Hegarty
      ------------------------           ------------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer




Dated: April 27, 1999                 By:  /s/ Monica C. Passick
      ------------------------           -----------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
     27                 Financial Data Schedule.