Form 10-Q
period 1999-06-30
FLUSHING FINANCIAL CORP
filed 1999-08-04
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____No

        The number of shares of the registrant's Common Stock outstanding as of July 20, 1999 was 10,340,321 shares.


                                TABLE OF CONTENTS

                                                                                        PAGE
PART I  --  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Statements of Financial Condition                                        1

     Consolidated Statements of Operations and Comprehensive Income                        2

     Consolidated Statements of Cash Flows                                                 3

     Consolidated Statements of Changes in Stockholders' Equity                            4

     Notes to Consolidated Statements                                                      5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                       6
   AND RESULTS OF OPERATIONS

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                       20

PART II.  --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                20

ITEM 2.  CHANGES IN SECURITIES                                                            20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              20

ITEM 5.  OTHER INFORMATION                                                                21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 21

SIGNATURES                                                                                22

EXHIBITS                                                                                  23



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(Dollars in thousands, except  share data)                          June 30, 1999     December 31, 1998
========================================================================================================
                                                                    (Unaudited)
ASSETS
Cash and due from banks                                           $        10,248       $        11,934
Federal funds sold and overnight interest-earning deposits                 14,435                10,800
Securities available for sale:
    Mortgage-backed securities                                            279,002               302,421
    Other securities                                                       21,624                24,269
Loans:
    1-4 Family residential mortgage loans                                 383,826               361,786
    Multi-family mortgage loans                                           288,638               277,437
    Commercial real estate loans                                          123,040               101,401
    Co-operative apartment loans                                            9,487                10,238
    Construction loans                                                      6,264                 3,203
    Small Business Administration loans                                     2,652                 2,616
    Consumer and other loans                                                2,972                 1,899
    Less: Unearned loan fees                                              (1,183)                (1,263)
             Allowance for loan losses                                    (6,940)                (6,762)
                                                                   ---------------       ---------------
    Net loans                                                             808,756               750,555
Interest and dividends receivable                                           7,074                 7,120
Real estate owned, net                                                        333                    77
Bank premises and equipment, net                                            6,147                 6,441
Federal Home Loan Bank of New York stock                                   18,951                17,320
Goodwill                                                                    4,821                 5,004
Other assets                                                                8,788                 6,114
                                                                   ---------------       ---------------
          Total assets                                            $     1,180,179       $     1,142,055
                                                                   ===============       ===============
LIABILITIES
Due to depositors:
    Non-interest bearing                                          $        29,153       $        27,505
    Interest-bearing                                                      625,076               629,991
Mortgagors' escrow deposits                                                 8,662                 6,563
Borrowed funds                                                            379,017               335,458
Other liabilities                                                          13,698                10,451
                                                                   ---------------       ---------------
          Total liabilities                                             1,055,606             1,009,968
                                                                   ---------------       ---------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                 --                    --
Common stock ($0.01 par value; 20,000,000 shares authorized;
 11,355,678 shares issued; 10,253,071 and 10,898,805 shares
 outstanding at June 30, 1999 and December 31, 1998,
 respectively)                                                                114                   114
Additional paid-in capital                                                 75,644                75,452
Treasury stock (1,102,607 and 456,873 shares at June 30, 1999
 and December 31, 1998, respectively)                                     (16,905)               (6,949)
Unearned compensation - Employee Benefit Plan                              (6,809)               (6,956)
Unearned compensation - Restricted Stock Awards                            (1,919)               (2,376)
Retained earnings                                                          76,062                71,460
Accumulated other comprehensive income:
    Net unrealized gain (loss) on securities available for
     sale, net of taxes                                                    (1,614)                1,342
                                                                   ---------------       ---------------
          Total stockholders' equity                                      124,573               132,087
                                                                   ---------------       ---------------
          Total liabilities and stockholders' equity              $     1,180,179       $     1,142,055
                                                                   ===============       ===============

            The accompanying notes are an integral part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                       For the three months         For the six months
                                                          ended June 30,              ended June 30,
                                                       ----------------------      ----------------------
(In thousands, except per share data)                     1999       1998             1999       1998
=========================================================================================================
                                                                           (Unaudited)

INTEREST AND DIVIDEND INCOME

Interest and fees on loans                            $    16,462 $   13,934      $    32,353 $   27,378
Interest and dividends on securities:
    Taxable interest                                        4,810      6,147            9,442     12,326
    Dividends                                                  57         58              115        109
Other interest income                                         129        392              304      1,215
                                                       ----------- ----------      ----------- ----------
          Total interest and dividend income               21,458     20,531           42,214     41,028
                                                       ----------- ----------      ----------- ----------
INTEREST EXPENSE
Deposits                                                    6,162      7,115           12,381     14,222
Other interest expense                                      5,290      4,187           10,357      8,509
                                                       ----------- ----------      ----------- ----------
          Total interest expense                           11,452     11,302           22,738     22,731
                                                       ----------- ----------      ----------- ----------
NET INTEREST INCOME                                        10,006      9,229           19,476     18,297
Provision for loan losses                                      12         42               36        158
                                                       ----------- ----------      ----------- ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         9,994      9,187           19,440     18,139
                                                       ----------- ----------      ----------- ----------
NON-INTEREST INCOME
Other fee income                                              496        337              954        673
Net gain on sales of securities and loans                      25         74              145        150
Other income                                                  398        359              810        707
                                                       ----------- ----------      ----------- ----------
          Total non-interest income                           919        770            1,909      1,530
                                                       ----------- ----------      ----------- ----------
NON-INTEREST EXPENSE
Salaries and employee benefits                              2,820      3,164            5,604      6,640
Occupancy and equipment                                       429        464              942        949
Professional services                                         654        471            1,250        897
Data processing                                               295        278              591        556
Depreciation and amortization                                 258        243              514        476
Other operating expenses                                    1,240      1,040            2,401      2,078
                                                       ----------- ----------      ----------- ----------
          Total non-interest expense                        5,696      5,660           11,302     11,596
                                                       ----------- ----------      ----------- ----------
INCOME BEFORE INCOME TAXES                                  5,217      4,297           10,047      8,073
                                                       ----------- ----------      ----------- ----------
PROVISION FOR INCOME TAXES
Federal                                                     1,611      1,364            3,121      2,727
State and local                                               396        191              697        379
                                                       ----------- ----------      ----------- ----------
          Total taxes                                       2,007      1,555            3,818      3,106
                                                       ----------- ----------      ----------- ----------
NET INCOME                                            $     3,210 $    2,742      $     6,229 $    4,967
                                                       =========== ==========      =========== ==========
OTHER COMPREHENSIVE INCOME, NET OF TAX
 Unrealized gains on securities:
    Unrealized holding (losses) gains arising
     during period                                    $    (2,502)$      211      $    (2,921)$     (63)
    Less: reclassification adjustments for gains
     included in income                                        --         (8)             (35)      (40)
                                                       ----------- ----------      ----------- ----------
          Net unrealized holding (losses) gains            (2,502)       203           (2,956)     (103)
                                                       ----------- ----------      ----------- ----------
COMPREHENSIVE NET INCOME                              $       708 $    2,945      $     3,273 $    4,864
                                                       =========== ==========      =========== ==========

Basic earnings per share (1)                                $0.35      $0.26            $0.67      $0.48
Diluted earnings per share (1)                              $0.34      $0.26            $0.65      $0.46

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the six months ended
                                                                                             June 30,
                                                                                    --------------------------------
(In thousands)                                                                           1999             1998
====================================================================================================================
                                                                                              (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                                                         $         6,229  $         4,967
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                  36              158
     Provision for losses on real estate owned                                                  --               33
     Depreciation of bank premises and equipment                                               514              476
     Amortization of goodwill                                                                  183              183
     Net gain on sales of securities                                                           (64)             (74)
     Net gain on sales of Small Business Administration loans                                  (81)             (76)
     Net loss on sales of real estate owned                                                     10                6
     Amortization of unearned premium, net of accretion of unearned discount                 1,426              798
     Amortization of deferred income                                                          (640)            (333)
     Deferred income tax benefit                                                               (39)            (265)
     Deferred compensation                                                                      86              118
Changes in operating assets and liabilities                                                  3,267              481
Unearned compensation                                                                          618            1,132
                                                                                     ---------------  ---------------
          Net cash provided by operating activities                                         11,545            7,604
                                                                                     ---------------  ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of banking premises and equipment                                                   (220)            (582)
Purchases of Federal Home Loan Bank stock                                                   (1,631)              --
Purchases of securities available for sale                                                 (45,817)        (185,418)
Proceeds from sales and calls of securities available for sale                               7,540          141,430
Proceeds from maturities and prepayments of securities                                      57,688           33,319
available for sale
Net originations and repayment of loans                                                    (50,152)         (47,890)
Purchases of loans                                                                          (7,879)         (13,478)
Proceeds from sales and operations of real estate owned                                         67              420
                                                                                    ---------------  ---------------
          Net cash used by investing activities                                            (40,404)         (72,199)
                                                                                    ---------------  ---------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net increase in non-interest bearing deposits                                                1,648           14,956
Net decrease in interest-bearing deposits                                                   (4,915)            (205)
Net increase in mortgagors' escrow deposits                                                  2,099            1,484
Increases in short-term borrowed funds                                                      10,000               --
Repayments of short-term borrowed funds                                                         --          (20,000)
Increases in long-term borrowed funds                                                       80,000           15,000
Repayments of long-term borrowed funds                                                     (46,441)         (10,722)
Purchases of treasury stock, net                                                           (10,073)          (1,488)
Cash dividends paid                                                                         (1,510)          (1,149)
                                                                                    ---------------  ---------------
          Net cash provided (used) by financing activities                                  30,808           (2,124)
                                                                                    ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,949          (66,719)
Cash and cash equivalents, beginning of period                                              22,734           90,352
                                                                                    ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $        24,683  $        23,633
                                                                                    ===============  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                      $        22,795  $        20,375
Income taxes paid                                                                            1,773            3,825
Non-cash activities:
    Loans originated as the result of real estate sales                                        --                --
    Loans transferred through foreclosure of a related mortgage
     loan to real estate owned                                                                (339)            (167)

The  accompanying  notes are an integral part of these  consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                           For the six months ended
(In thousands, except share data)                                               June 30, 1999
=====================================================================================================

COMMON STOCK
Balance, beginning of period                                             $                       114
No activity                                                                                       --
                                                                          ---------------------------
         Balance, end of period                                          $                       114
                                                                          ===========================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                             $                    75,452
Release of shares from Employee Benefit Trust (1,831 common shares)                               14
Tax benefit of stock plans                                                                       178
                                                                          ---------------------------
         Balance, end of period                                          $                    75,644
                                                                          ===========================
TREASURY STOCK
Balance, beginning of period                                             $                    (6,949)
Purchases of common shares outstanding (653,800 common shares)                               (10,088)
Repurchase of restricted stock awards (18,596 common shares)                                    (274)
Options exercised (26,662 common shares)                                                         406
                                                                          ---------------------------
         Balance, end of period                                          $                   (16,905)
                                                                          ===========================
UNEARNED COMPENSATION
Balance, beginning of period                                             $                    (9,332)
Restricted stock award expense                                                                   457
Release of shares from Employee Benefit Trust (19,081 common shares)                             147
                                                                          ---------------------------
         Balance, end of period                                          $                    (8,728)
                                                                          ===========================
RETAINED EARNINGS
Balance, beginning of period                                             $                    71,460
Net income                                                                                     6,229
Options exercised (26,662 common shares)                                                        (117)
Cash dividends declared and paid                                                              (1,510)
                                                                          ---------------------------
         Balance, end of period                                          $                    76,062
                                                                          ===========================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                             $                     1,342
Change in net unrealized gain (loss), net of taxes of approximately
    $2,488  on securities available for sale                                                  (2,921)
Less: Reclassification adjustment for gains included in net income,
    net of taxes of approximately $29                                                            (35)
                                                                          ---------------------------
         Balance, end of period                                          $                    (1,614)
                                                                          ===========================

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


3.   EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended June 30, 1999 and 1998 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period.

Earnings per share has been computed based on the following:

                                                          Three Months Ended      Six Months Ended
                                                         --------------------  --------------------
                                                                 June 30,              June 30,
                                                          --------------------  --------------------
(Amounts in thousands, except per share data)                   1999     1998        1999      1998
====================================================================================================
Net income                                                    $3,210   $2,742      $6,229    $4,967
Divided by:
     Weighted average common shares outstanding                9,161   10,435       9,334    10,428
     Weighted average common stock equivalents                   169      290         178       260
Total weighted average common shares & common stock            9,330   10,725       9,512    10,688
equivalents
Basic earnings per share                                       $0.35    $0.26       $0.67     $0.48
Diluted earnings per share                                     $0.34    $0.26       $0.65     $0.46

Dividends per share                                            $0.08    $0.05       $0.16     $0.10


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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraphs, the factors described below under Year 2000 Compliance, and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1998 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1998. The Company has no obligation to update these forward-looking statements.

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

Since its formation, the Y2K Task Force has contacted parties with which the Company has material relationships, including the Company's data processing vendors, and software suppliers to determine whether the systems used, or relied upon, by the Company are year 2000 compliant, and if not to assess the corrective steps being taken. The Company also contacted all borrowers with loan balances outstanding in excess of two million dollars to assess the state of each such party's year 2000 readiness. The Company continues to communicate with these borrowers to monitor their 2000 readiness. The Company's investment securities portfolio, which amounted to 25.5% of total assets at June 30, 1999, consists primarily of U.S. government securities or U.S. government agency backed mortgage-backed securities. Although the Company is attempting to monitor and evaluate the efforts of these other parties, it cannot control the success of their efforts.

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's cost to upgrade various systems, primarily software version upgrades, was approximately $70,000, excluding the time that internal staff devoted to testing and monitoring year 2000 compliance, although these activities did not add significant incremental cost. Management does not anticipate significant future costs for year 2000 compliance and testing. Therefore, management believes that the cost of year 2000 compliance, in the aggregate, will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1999 AND 1998

GENERAL. Net income for the second quarter of 1999 increased 17.1% to $3.2 million, or $0.34 per diluted share, from the $2.7 million, or $0.26 per diluted share, earned in the quarter ended June 30, 1998. The return on average assets for the second quarter of 1999 increased to 1.11% from 1.01% for the comparable 1998 period, while the return on average equity for the second quarter of 1999 increased to 10.21% from 7.93% for the comparable 1998 period.

INTEREST INCOME. Total interest and dividend income increased $1.0 million, or 4.5%, to $21.5 million for the three months ended June 30, 1999 from $20.5 million for the three months ended June 30, 1998. This increase was primarily the result of a $74.8 million increase in the average earning balances of interest-earning assets for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The average balance of mortgage loans, net, increased $148.9 million for the second quarter of 1999 as compared to the second quarter of 1998. This increase was partially offset by $59.8 million and $16.6 million decreases in the average balances of other securities and interest-earning deposits and federal funds, respectively, for the second quarter of 1999 compared to the second quarter of 1998. The yield on interest-earning assets declined 20 basis points to 7.75% for the second quarter of 1999 from 7.95% for the second quarter of 1998 due to declining rates on mortgage loans originated.

INTEREST EXPENSE. Interest expense increased $0.2 million, or 1.3%, to $11.5 million for the three months ended June 30, 1999 from $11.3 million for the three months ended June 30, 1998, primarily due to an $88.1 million increase in the average balance of interest-bearing liabilities. This increase in the average balance of interest-bearing liabilities was partially offset by a 38 basis point decrease in the average cost of interest-bearing liabilities to 4.59% in the second quarter of 1999 from 4.97% in the second quarter of 1998, as certificates of deposit renewed at lower rates, the rate paid for passbook deposit accounts was reduced, and the cost of borrowings declined.

NET INTEREST INCOME. For the three months ended June 30, 1999, net interest income increased $0.8 million, or 8.4%, to $10.0 million from $9.2 million in the comparable 1998 period, for reasons stated above. The net interest margin improved 4 basis points to 3.61% for the three months ended June 30, 1999 from 3.57% for the comparable 1998 period. In addition, the net interest margin of 3.61% for the quarter ended June 30, 1999 reflects an 11 basis points improvement over the 3.50% level for the prior quarter ended March 31, 1999, as the yield on interest-earning assets improved seven basis points while the cost of funds declined five basis points.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended June 30, 1999 was $12,000 as compared to $42,000 for the comparable 1998 period. Despite the lower provision, the allowance for loan losses increased from $6.8 million at December 31, 1998 to $6.9 million at June 30, 1999 due to recoveries on previously charged-off loans. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased by 19.4% to $919,000 for the three months ended June 30, 1999 from $770,000 for the three months ended June 30, 1998. The increase is due primarily to increases in fee income from mortgage operations and banking services.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST EXPENSE. Non-interest expense was $5.7 million for the three months ended June 30, 1999 and 1998. Salaries and benefits declined by $0.3 million, which was offset by increases in professional fees, business promotion, and other expenses. Management continues to monitor expenditures resulting in efficiency ratios, which exclude non-recurring items, of 51.3% and 53.4% for the three months ended June 30, 1999 and 1998, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $0.9 million, or 21.4%, to $5.2 million for the three months ended June 30, 1999 as compared to $4.3 million for the three months ended June 30, 1998 for reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $452,000 to $2.0 million for the three months ended June 30, 1999 as compared to $1.6 million for the comparable 1998 period. This is primarily due to the $0.9 million increase in income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 1999 AND 1998

GENERAL. Net income for the six months ended June 30, 1999 increased 25.4% to $6.2 million, or $0.65 per diluted share, from the $5.0 million, or $0.46 per diluted share, earned in the six months ended June 30, 1998. The return on average assets for the six months ended June 30, 1999 increased to 1.09% from 0.92% for the comparable 1998 period, while the return on average equity for the six months ended June 30, 1999 increased to 9.73% from 7.34% for the comparable 1998 period.

INTEREST INCOME. Total interest and dividend income increased $1.2 million, or 2.9%, to $42.2 million for the six months ended June 30, 1999 from $41.0 million for the six months ended June 30, 1998. This increase was primarily the result of a $62.6 million increase in the average earning balances of interest-earning assets for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The average balance of mortgage loans, net, increased $148.8 million for the six months ended June 30, 1999 as compared to the comparable 1998 period. This increase was partially offset by $58.2 million and $29.7 million decreases in the average balances of other securities and interest-earning deposits and federal funds, respectively, for the six months ended June 30, 1999 compared to the comparable 1998 period. The yield on interest-earning assets declined 23 basis points to 7.72% for the six months ended June 30, 1999 from 7.95% for the six months ended June 30, 1998 due to declining rates on mortgage loans originated.

INTEREST EXPENSE. Interest expense was $22.7 million for the six months ended June 30, 1999 and 1998. A $71.3 million increase in the average balance of interest-bearing liabilities for the six months ended June 30, 1999 from the comparable 1998 period was offset by a 36 basis point decline in the cost of interest-bearing liabilities to 4.61% in the six months ended June 30, 1999 as compared to 4.97% for the six months ended June 30, 1998. This decline in the cost of interest-bearing liabilities is due to certificates of deposit renewing at lower rates, the rate paid for passbook deposit accounts being reduced, and a decline in the cost of borrowed funds.

NET INTEREST INCOME. For the six months ended June 30, 1999, net interest income increased $1.2 million, or 6.4%, to $19.5 million from $18.3 million in the comparable 1998 period, for reasons stated above. The net interest margin improved one basis point to 3.56% for the six months ended June 30, 1999 from 3.55% for the comparable 1998 period.

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended June 30, 1999 was $36,000 as compared to $158,000 for the comparable 1998 period. Despite the lower provision, the allowance for loan losses increased from $6.8 million at December 31, 1998 to $6.9 million at June 30, 1999 due to recoveries on previously charged-off loans. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased by 24.8% to $1.9 million for the six months ended June 30, 1999 from $1.5 million for the six months ended June 30, 1998. The increase is due primarily to increases in fee income from mortgage operations and banking services.

NON-INTEREST EXPENSE. Non-interest expense decreased by $0.3 million, or 2.5%, to $11.3 million for the six months ended June 30, 1999 as compared to $11.6 million for the six months ended June 30, 1998. Salaries and benefits declined by $1.0 million due primarily to a one-time non-recurring compensation expense of $750,000 in connection with the planned retirement of a senior executive recorded in the quarter ended June 30, 1998. This decrease was partially offset by increases in professional fees, business promotion, and other expenses. Management continues to monitor expenditures resulting in efficiency ratios, which exclude non-recurring items, of 52.0% and 52.6% for the six months ended June 30, 1999 and 1998, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $1.9 million, or 24.5%, to $10.0 million for the six months ended June 30, 1999 as compared to $8.1 million for the six months ended June 30, 1998 for reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $0.7 million to $3.8 million for the six months ended June 30, 1999 as compared to $3.1 million for the comparable 1998 period. This is primarily due to the $1.9 million increase in income before taxes.

FINANCIAL CONDITION

ASSETS. Total assets at June 30, 1999 were $1.18 billion, a $38 million increase from December 31, 1998. During the six months ended June 30, 1999, loan originations and purchases were $48.8 million for 1-4 family residential mortgage loans, $42.6 million for multi-family real estate loans, $25.0 million for commercial real estate loans and $5.0 million in construction loans. During the six months ended June 30, 1998, loan originations and purchases were $50.9 million for 1-4 family residential mortgage loans, $39.7 million for multi-family real estate loans, $10.9 million for commercial real estate loans and $2.0 million in construction loans. Total loans, net, increased $58.2 million during the six months ended June 30, 1999 to $808.8 million from $750.6 million at December 31, 1998.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. For the six months ended June 30, 1999, the Bank realized net recoveries of $142,000, and for the 1998 year, the Bank realized net recoveries of $74,000. Non-performing assets were $5.5 million at June 30, 1999 compared to $2.7 million at December 31, 1998 and $3.4 million at June 30, 1998. The increase in non-performing assets primarily relates to three commercial mortgage loans for which management believes the value of the underlying collateral is sufficient to allow the Bank to realize its investment in these loans. Total non-performing assets as a percentage of total assets were 0.46% at June 30, 1999 compared to 0.23% at December 31, 1998 and 0.31% at June 30, 1998. The ratio of allowance for loan losses to total non-performing loans was 135.27% at June 30, 1999 compared to 260.36% at December 31, 1998 and 214.31% at June 30, 1998.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIABILITIES. Total liabilities increased $46 million to $1.06 billion at June 30, 1999 from $1.01 billion at December 31, 1998 . The change in total liabilities was due primarily to an increase in FHLB borrowings of $43.6 million during the six months ended June 30, 1999, bringing FHLB borrowings to $379.0 million at June 30, 1999.

EQUITY. Total stockholders' equity decreased $7.5 million to $124.6 million at June 30, 1999 from $132.1 million at December 31, 1998. The decrease is primarily due to $6.2 million in net income for the six months ended June 30, 1999, more than offset by $10.1 million in treasury shares purchased through the Company's stock repurchase plans, $1.5 million in cash dividends paid during the six month period, and a $3.0 million after tax decline in the market value of securities available for sale. Quarterly dividends per share were increased from $0.06 per share for the fourth quarter of 1998 to $0.08 per share in the first and second quarters of 1999. Book value per share, adjusted for the three-for two stock dividend paid on September 30, 1998, continued to improve to $12.15 per share at June 30, 1999 from $12.12 per share at December 31, 1998 and $11.93 at June 30, 1998.

During the first quarter of 1999, the Company completed its fourth stock repurchase program, and the Board of Directors approved the fifth stock repurchase program for 540,000 shares, which was completed during the second quarter of 1999. The Board of Directors approved the sixth stock repurchase program for 512,000 during the second quarter of 1999. Under these programs, the Company repurchased 653,800 shares during the six months ended June 30, 1999, leaving 512,000 shares to be repurchased under the current stock repurchase program at June 30, 1999.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At June 30, 1999 and December 31, 1998, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 18.11% and 18.28%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASH FLOW. During the six months ended June 30,1999, funds provided by the Company's operating activities amounted to $11.5 million. These funds, together with $30.8 million provided by financing activities, were utilized to fund net investing activities of $40.4 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the six months ended June 30, 1999, the net total of loan originations less loan repayments was $50.2 million, and the total amount of real estate loans purchased was $7.9 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the six months ended June 30, 1999, the Company purchased a total of $45.8 million in securities available for sale. Funds for investment were also provided by $65.2 million in sales, calls, maturities, and prepayments of securities available for sale, and $43.6 million of net increased borrowings from the FHLB-NY with original maturities greater than one year. The Company also used funds of $10.1 million for treasury stock repurchases and $1.5 million in dividend payments during the six months ended June 30, 1999.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors.

                                             Projected Percentage Change In
                                            ----------------------------------
        Change in Interest Rate             Net Interest    Net Portfolio            NetPortfolio
                                               Income           Value                Value Ratio
        =========================================================================================
        -300 Basis points                           -0.12  %         14.61  %           16.40  %
        -200 Basis points                            1.68            13.07              16.53
        -100 Basis points                            2.38            10.67              16.48
        Base interest rate                           0.00             0.00              15.37
        +100 Basis points                           -4.71           -13.59              13.77
        +200 Basis points                          -10.14           -28.35              11.87
        +300 Basis points                          -15.98           -41.94               9.99


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 1999, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 1999.

        (Dollars in thousands)                           Amount             Percent of Assets
        ======================================================================================

        Tangible Capital:
             Capital level                               $104,060                     8.91%
             Requirement                                   17,510                     1.50
             Excess                                        86,550                     7.41

        Core Capital:
             Capital level                               $104,060                     8.91%
             Requirement                                   46,694                     4.00
             Excess                                        57,366                     4.91

        Risk-Based Capital:
             Capital level                               $111,001                    17.65%
             Requirement                                   50,320                     8.00
             Excess                                        60,681                     9.65



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                                For the three months ended June 30,
                                                 ----------------------------------------------------------------
                                                               1999                             1998
                                                 ----------------------------------------------------------------
                                                 Average                Average   Average                Average
  (Dollars in thousands)                         Balance     Interest Yield/Cost  Balance     Interest Yield/Cost
 ================================================================================================================

 ASSETS
 Interest-earning assets:
     Mortgage loans, net                           $785,371   $16,328      8.32%    $636,480   $13,813      8.68%
     Other loans                                      5,407       134      9.91        3,103       121     15.60
     Mortgage-backed securities                     285,804     4,568      6.39      326,758     5,532      6.77
     Other securities                                21,194       299      5.64       40,053       673      6.72
     Interest-earning deposits and
       federal funds sold                             9,802       129      5.26       26,392       392      5.94
                                                --------------------------------  -------------------------------
           Total interest-earning assets          1,107,578    21,458      7.75    1,032,786    20,531      7.95
                                                           ---------------------            ---------------------
     Non-interest earning assets                     52,342                           50,646
                                                -----------                      -----------
           Total assets                          $1,159,920                       $1,083,432
                                                ===========                      ===========
 LIABILITIES AND EQUITY
 Interest-bearing liabilities:
     Due Depositors:
        Passbook accounts                          $202,041     1,043      2.06     $204,277     1,446      2.83
        NOW accounts                                 27,249       128      1.88       24,758       118      1.91
        Money market accounts                        34,417       256      2.98       25,626       191      2.98
        Certificate of deposit accounts             363,360     4,714      5.19      379,811     5,342      5.63
        Mortgagors' escrow deposits                  13,846        21      0.61        4,764        18      1.51
     Borrowed funds                                 356,807     5,290      5.93      270,423     4,187      6.19
                                                --------------------------------  -------------------------------
           Total interest-bearing liabilities       997,720    11,452      4.59      909,659    11,302      4.97
                                                           ---------------------            ---------------------
 Other liabilities                                   36,408                           35,340
                                                -----------                      -----------
           Total liabilities                      1,034,128                          944,999
 Equity                                             125,792                          138,433
                                                -----------                      -----------
           Total liabilities and equity          $1,159,920                       $1,083,432
                                                ===========                      ===========
 Net interest income/Interest rate spread                     $10,006      3.16%                $9,229      2.98%
                                                           =====================            =====================
 Net interest-earning assets /
    Net interest margin                            $109,858                3.61%    $123,127                3.57%
                                                ===========          =========== ===========          ===========
 Ratio of interest-earning assets to
    interest-bearing liabilities                                           1.11X                            1.14X
                                                                     ===========                      ===========




                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES (CONTINUED)

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                                For the six months ended June 30,
                                                -----------------------------------------------------------------
                                                             1999                             1998
                                                --------------------------------  -------------------------------
                                                Average                Average     Average              Average
   (Dollars in thousands)                       Balance   Interest    Yield/Cost   Balance   Interest  Yield/Cost
 ================================================================================================================

 ASSETS
 Interest-earning assets:
     Mortgage loans, net                           $771,294   $32,116      8.33%    $622,474   $27,157      8.73%
     Other loans                                      4,962       237      9.55        3,356       221     13.17
     Mortgage-backed securities                     289,377     9,054      6.26      302,843    10,333      6.82
     Other securities                                17,273       503      5.82       61,959     2,102      6.79
     Interest-earning deposits and
       federal funds sold                            11,376       304      5.34       41,082     1,215      5.91
                                                -------------------------------- --------------------------------
           Total interest-earning assets          1,094,282    42,214      7.72    1,031,714    41,028      7.95
                                                           ---------------------            ---------------------
     Non-interest earning assets                     53,328                           50,672
                                                -----------                      -----------
           Total assets                          $1,147,610                       $1,082,386
                                                ===========                      ===========
 LIABILITIES AND EQUITY
 Interest-bearing liabilities:
     Due Depositors:
        Passbook accounts                          $202,295     2,080      2.06     $202,290     2,873      2.84
        NOW accounts                                 26,654       251      1.88       23,858       227      1.90
        Money market accounts                        32,644       470      2.88       24,934       363      2.91
        Certificate of deposit accounts             365,732     9,540      5.22      380,779    10,725      5.63
        Mortgagors' escrow deposits                  11,707        40      0.68        5,285        34      1.29
     Borrowed funds                                 346,528    10,357      5.98      277,111     8,509      6.14
                                                -------------------------------- --------------------------------
           Total interest-bearing liabilities       985,560    22,738      4.61      914,257    22,731      4.97
                                                           ---------------------            ---------------------
 Other liabilities                                             34,073                           32,728
                                                           -----------                      -----------
           Total liabilities                      1,019,633                          946,985
 Equity                                             127,977                          135,401
                                                ===========                      ===========
           Total liabilities and equity          $1,147,610                       $1,082,386
                                                ===========                      ===========
 Net interest income/Interest rate spread                     $19,476      3.11%               $18,297      2.98%
                                                           =====================            =====================
 Net interest-earning assets /
     Net interest margin                           $108,722                3.56%    $117,457                3.55%
                                                ===========          =========== ===========          ===========
 Ratio of interest-earning assets to
     interest-bearing liabilities                                          1.11X                            1.13X
                                                                     ===========                      ===========



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

                                                                   Six Months Ended
                                               -------------------------------------------------
   (In thousands)                                      June 30, 1999              June 30, 1998
   =============================================================================================

   MORTGAGE LOANS
   At beginning of period                                   $754,065                   $602,559
   Mortgage loans originated:
       One-to-four family                                     40,822                     37,462
       Cooperative                                               300                         --
       Multi-family real estate                               42,595                     39,679
       Commercial real estate                                 25,046                     10,889
       Construction                                            4,999                      2,001
                                               ----------------------     ----------------------
             Total mortgage loans originated                 113,762                     90,031
                                               ----------------------     ----------------------
   Acquired loans:
       Loans purchased                                         7,814                     13,478
                                               ----------------------     ----------------------
             Total acquired loans                              7,814                     13,478
                                               ----------------------     ----------------------
   Less:
       Principal reductions                                   64,047                     40,433
       Mortgage loans sold                                        --                         --
       Mortgage loan foreclosures                                339                        312
                                               ----------------------     ----------------------
   At end of period                                         $811,255                   $665,323
                                               ======================     ======================

   OTHER LOANS
   At beginning of period                                     $4,515                     $4,174
   Other loans originated:
       Small Business Administration                           1,176                      1,840
       Small business loans                                    1,542                         --
       Other loans                                               496                        885
                                               ----------------------     ----------------------
              Total other loans originated                     3,214                      2,725
                                               ----------------------     ----------------------
   Less:
       Sales                                                   1,004                      1,813
       Principal reductions                                    1,101                      2,409
                                               ----------------------     ----------------------
   At end of period                                           $5,624                     $2,677
                                               ======================     ======================



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


   (Dollars in thousands)                             June 30, 1999             December 31, 1998
   ===============================================================================================

   Non-accrual mortgage loans                                 $5,111                       $2,556
   Other non-accrual loans                                        19                           41
                                               ----------------------      -----------------------
             Total non-accrual loans                           5,130                        2,597

   Mortgage loans 90 days or more delinquent
        and still accruing                                        --                           --
   Other loans 90 days or more delinquent
        and still accruing                                        --                           --
                                               ----------------------      -----------------------
             Total non-performing loans                        5,130                        2,597

   Real estate owned (foreclosed real estate)                    333                           77
                                               ----------------------      -----------------------
             Total non-performing assets                      $5,463                       $2,674
                                               ======================      =======================

   Non-performing loans to gross loans                         0.63%                        0.34%
   Non-performing assets to total assets                       0.46%                        0.23%



The increase in non-accrual mortgage loans primarily relates to three commercial mortgage loans for which management believes the value of the underlying collateral is sufficient to allow the Bank to realize its investment in these mortgage loans.

The increase in real estate owned is primarily related to one property which is currently under contract for sale at an amount which will result in the Bank realizing the carrying value of the property.

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

                                                                    Six Months Ended
                                                ---------------------------------------------------
(Dollars in thousands)                                  June 30, 1999                June 30, 1998
===================================================================================================

Balance at beginning of period                                  $6,762                      $6,474
Provision for loan losses                                           36                         158

Loans charged-off:
    One-to-four family                                               8                          91
    Co-operative                                                    --                          --
    Multi-family                                                    --                          --
    Commercial                                                      --                          --
    Construction                                                    --                          --
    Other                                                            3                          12
                                                -----------------------      ----------------------
          Total loans charged-off                                   11                         103
                                                -----------------------      ----------------------
Recoveries:
    Mortgage loans                                                 153                         139
    Other loans                                                     --                          --
                                                -----------------------      ----------------------
          Total recoveries                                         153                         139
                                                -----------------------      ----------------------
Balance at end of period                                        $6,940                      $6,668
                                                =======================      ======================

Ratio of net charge-offs(recoveries) during the
  year to average loans outstanding during
  the period                                                    (0.02)%                       0.00%
Ratio of allowance for loan losses to loans at
  end of period                                                   0.85%                       1.00%
Ratio of allowance for loan losses to
  non-performing loans at end of period                         135.27%                     214.31%
Ratio of allowance for loan losses to
  non-performing assets at end of period                        127.03%                     198.68%


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on May 18, 1999, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of shareholders. The following table summarizes the results of voting with respect to each matter.

                                                                                     For         Against      Abstain
                                                                                 ------------- ------------ -------------

Election  of  Directors  (four  directors  were  elected to serve until the 2002
   Annual  Meeting of  Shareholders  and until  their  successors  are  elected and qualified):
                                           Michael J. Hegarty                      9,087,575                    116,455
                                           James D. Bennett                        9,112,232                     91,798
                                           John O. Mead                            9,119,982                     84,048
                                           Michael J. Russo                        9,103,557                    100,473

Ratification of PricewaterhouseCoopers LLP
   as the independent auditors of the Company                                      9,103,708       51,643        48,679


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 5.     OTHER INFORMATION.

During the quarter ended June 30, 1999, the Board of Directors approved the sixth stock repurchase program for 512,000 shares.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBIT.

Exhibit No.
               Description
    10.12(c)   Amendment No. 3 to Gerald P. Tully Consulting Agreement
    27. Financial data schedule

b)   REPORTS ON FORM 8-K.

Not applicable.

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Flushing Financial Corporation,




Dated:  August 2, 1999                  By:/s/Michael J. Hegarty
        --------------                     ---------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer




Dated:  August 2, 1999                  By:/s/Monica C. Passick
        --------------                     --------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit No.
                      Description
     10.12(c)         Amendment No. 3 to Gerald P. Tully Consulting Agreement
     27               Financial Data Schedule.