Form 10-Q
period 1999-09-30
FLUSHING FINANCIAL CORP
filed 1999-11-01
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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


        The number of shares of the registrant's Common Stock outstanding as of October 28, 1999 was 9,909,096 shares.



                                TABLE OF CONTENTS
                                                                                        PAGE

PART I  --  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
     Consolidated Statements of Financial Condition                                        1

     Consolidated Statements of Operations and Comprehensive Income                        2

     Consolidated Statements of Cash Flows                                                 3

     Consolidated Statements of Changes in Stockholders' Equity                            4

     Notes to Consolidated Statements                                                      5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                       6
         AND RESULTS OF OPERATIONS

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                       20

PART II. --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                20

ITEM 2.  CHANGES IN SECURITIES                                                            20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              20

ITEM 5.  OTHER INFORMATION                                                                20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 20

SIGNATURES                                                                                21

EXHIBITS                                                                                  22



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


 (Dollars in thousands, except  share data)                     September 30, 1999    December 31, 1998
=======================================================================================================
                                                                       (Unaudited)
ASSETS
Cash and due from banks                                           $         7,262      $        11,934
Federal funds sold and overnight interest-earning deposits                  8,720               10,800
Securities available for sale:
    Mortgage-backed securities                                            284,344              302,421
    Other securities                                                       25,424               24,269
Loans:
    1-4 Family residential mortgage loans                                 392,542              361,786
    Multi-family mortgage loans                                           295,166              277,437
    Commercial real estate loans                                          131,041              101,401
    Co-operative apartment loans                                            9,205               10,238
    Construction loans                                                      7,386                3,203
    Small Business Administration loans                                     2,847                2,616
    Consumer and other loans                                                3,550                1,899
    Less: Unearned loan fees                                                 (119)              (1,263)
             Allowance for loan losses                                     (6,937)              (6,762)
                                                                   ---------------      ---------------
    Net loans                                                             834,681              750,555
Interest and dividends receivable                                           7,172                7,120
Real estate owned, net                                                        333                   77
Bank premises and equipment, net                                            6,081                6,441
Federal Home Loan Bank of New York stock                                   20,865               17,320
Goodwill                                                                    4,729                5,004
Other assets                                                               10,456                6,114
                                                                   ---------------      ---------------
          Total assets                                            $     1,210,067      $     1,142,055
                                                                   ===============      ===============
LIABILITIES
Due to depositors:
    Non-interest bearing                                          $        17,475      $        27,505
    Interest-bearing                                                      625,439              629,991
Mortgagors' escrow deposits                                                11,573                6,563
Borrowed funds                                                            417,303              335,458
Other liabilities                                                          17,949               10,451
                                                                   ---------------      ---------------
          Total liabilities                                             1,089,739            1,009,968
                                                                   ---------------      ---------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                 --                   --
Common stock ($0.01 par value; 20,000,000 shares authorized;
 11,355,678 shares issued; 9,937,996 and 10,898,805 shares
 outstanding at September 30, 1999 and December 31, 1998,
 respectively)                                                                114                  114
Additional paid-in capital                                                 75,705               75,452
Treasury stock (1,417,682 and 456,873 shares at September 30,
 1999 and December 31, 1998, respectively)                                (21,974)              (6,949)
Unearned compensation - Employee Benefit Plan                              (6,736)              (6,956)
Unearned compensation - Restricted Stock Awards                            (2,755)              (2,376)
Retained earnings                                                          78,501               71,460
Accumulated other comprehensive income:
    Net unrealized gain (loss) on securities available for
     sale, net of taxes                                                    (2,527)               1,342
                                                                   ---------------      ---------------
          Total stockholders' equity                                      120,328              132,087
                                                                   ---------------      ---------------
          Total liabilities and stockholders' equity              $     1,210,067      $     1,142,055
                                                                   ===============      ===============

 The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                             For the three months            For the nine months
                                                              ended September 30,            ended September 30,
                                                            ----------------------         ----------------------
(In thousands, except per share data)                           1999         1998              1999       1998
=================================================================================================================
                                                                                (Unaudited)

INTEREST AND DIVIDEND INCOME

Interest and fees on loans                                 $    16,940 $   14,364         $    49,293 $   41,742
Interest and dividends on securities:
    Taxable interest                                             5,038      6,129              14,480     18,455
    Dividends                                                       62         57                 177        166
Other interest income                                              159        279                 463      1,494
                                                            ----------- ----------         ----------- ----------
          Total interest and dividend income                    22,199     20,829              64,413     61,857
                                                            ----------- ----------         ----------- ----------
INTEREST EXPENSE
Deposits                                                         6,220      7,046              18,601     21,268
Other interest expense                                           6,038      4,922              16,395     13,431
                                                            ----------- ----------         ----------- ----------
          Total interest expense                                12,258     11,968              34,996     34,699
                                                            ----------- ----------         ----------- ----------
NET INTEREST INCOME                                              9,941      8,861              29,417     27,158
Provision for loan losses                                           --         15                  36        173
                                                            ----------- ----------         ----------- ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              9,941      8,846              29,381     26,985
                                                            ----------- ----------         ----------- ----------
NON-INTEREST INCOME
Other fee income                                                   417        346               1,371      1,019
Net gain on sales of securities and loans                           37        180                 182        330
Other income                                                       442        436               1,252      1,143
                                                            ----------- ----------         ----------- ----------
          Total non-interest income                                896        962               2,805      2,492
                                                            ----------- ----------         ----------- ----------
NON-INTEREST EXPENSE
Salaries and employee benefits                                   2,840      3,429               8,444     10,069
Occupancy and equipment                                            496        476               1,438      1,425
Professional services                                              612        422               1,862      1,319
Data processing                                                    337        296                 928        852
Depreciation and amortization                                      249        253                 763        729
Other operating expenses                                         1,092      1,156               3,493      3,234
                                                            ----------- ----------         ----------- ----------
          Total non-interest expense                             5,626      6,032              16,928     17,628
                                                            ----------- ----------         ----------- ----------
INCOME BEFORE INCOME TAXES                                       5,211      3,776              15,258     11,849
                                                            ----------- ----------         ----------- ----------
PROVISION FOR INCOME TAXES
Federal                                                          1,654      1,264               4,775      3,991
State and local                                                    326         53               1,023        432
                                                            ----------- ----------         ----------- ----------
          Total taxes                                            1,980      1,317               5,798      4,423
                                                            ----------- ----------         ----------- ----------
Net income                                                 $     3,231 $    2,459         $     9,460 $    7,426
                                                            =========== ==========         =========== ==========
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities:
    Unrealized holding (losses) gains arising
     during period                                         $      (913)$    1,230         $    (3,834)$    1,167
    Less: reclassification adjustments for gains
     included in income                                            --         (14)                (35)       (54)
                                                            ----------- ----------         ----------- ----------
          Net unrealized holding (losses) gains                  (913)      1,216              (3,869)     1,113
                                                            ----------- ----------         ----------- ----------
COMPREHENSIVE NET INCOME                                   $     2,318 $    3,675         $     5,591 $    8,539
                                                            =========== ==========         =========== ==========

Basic earnings per share                                         $0.36      $0.24               $1.03      $0.72
Diluted earnings per share                                       $0.35      $0.24               $1.01      $0.70





The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the nine months ended
                                                                                                   September 30,
                                                                                       --------------------------------
(In thousands)                                                                                1999             1998
=======================================================================================================================
                                                                                                 (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                                                            $         9,460  $         7,426
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                     36              173
     Provision for losses on real estate owned                                                     --               33
     Depreciation of bank premises and equipment                                                  764              729
     Amortization of goodwill                                                                     275              275
     Net gain on sales of securities                                                              (64)            (100)
     Net gain on sales of Small Business Administration loans                                    (118)            (230)
     Net loss on sales of real estate owned                                                        10                6
     Amortization of unearned premium, net of accretion of unearned discount                    1,855            1,390
     Amortization of deferred income                                                           (1,079)            (620)
     Deferred income tax benefit                                                                 (193)            (511)
     Deferred compensation                                                                        143              161
Changes in operating assets and liabilities                                                     6,679            5,212
Unearned compensation                                                                             963            1,205
                                                                                       ---------------  ---------------
          Net cash provided by operating activities                                            18,731           15,149
                                                                                       ---------------  ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of banking premises and equipment                                                      (404)            (781)
Purchases of Federal Home Loan Bank stock                                                      (3,545)          (2,965)
Purchases of securities available for sale                                                    (73,694)        (242,341)
Proceeds from sales and calls of securities available for sale                                  7,540          176,679
Proceeds from maturities and prepayments of securities available for sale                      74,452           57,156
Net originations and repayment of loans                                                       (73,964)         (81,727)
Purchases of loans                                                                             (9,671)         (20,587)
Proceeds from sales and operations of real estate owned                                            67              565
                                                                                       ---------------  ---------------
          Net cash used by investing activities                                               (79,219)        (114,001)
                                                                                       ---------------  ---------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net decrease in non-interest bearing deposits                                                 (10,030)          (4,238)
Net decrease in interest-bearing deposits                                                      (4,552)          (9,752)
Net increase in mortgagors' escrow deposits                                                     5,010            6,729
Net increase (decrease) in short-term borrowed funds                                            5,000          (20,000)
Net increase in long-term borrowed funds                                                       76,845           78,923
Purchases of treasury stock, net                                                              (16,304)          (7,615)
Cash dividends paid                                                                            (2,233)          (1,774)
                                                                                       ---------------  ---------------
          Net cash provided by financing activities                                            53,736           42,273
                                                                                       ---------------  ---------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (6,752)         (56,579)
Cash and cash equivalents, beginning of period                                                 22,734           90,352
                                                                                       ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        15,982  $        33,773
                                                                                       ===============  ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                         $        34,659  $        30,066
Income taxes paid                                                                               1,773            5,050
Non-cash activities:
    Loans originated as the result of real estate sales                                           --                --
    Loans transferred through foreclosure of a related mortgage
     loan to real estate owned                                                                    339              420


 The accompanying notes are an integral part of these consolidated financial statements.


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                           For the nine months ended
(In thousands, except share data)                                               September 30, 1999
=====================================================================================================

COMMON STOCK
Balance, beginning of period                                             $                       114
No activity                                                                                       --
                                                                          ---------------------------
         Balance, end of period                                          $                       114
                                                                          ===========================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                             $                    75,452
Release of shares from Employee Benefit Trust ( 2,673 common shares)                              21
Restricted stock award (76,750 common shares)                                                      8
Tax benefit of stock plans                                                                       224
                                                                          ---------------------------
         Balance, end of period                                          $                    75,705
                                                                          ===========================
TREASURY STOCK
Balance, beginning of period                                             $                    (6,949)
Purchases of common shares outstanding (1,054,900 common shares)                             (16,480)
Restricted stock award (76,750 common shares)                                                  1,177
Repurchase of restricted stock awards (18,621 common shares)                                    (275)
Restricted stock award forfeitures (5,700 common shares)                                         (84)
Options exercised (41,662 common shares)                                                         637
                                                                          ---------------------------
         Balance, end of period                                          $                   (21,974)
                                                                          ===========================
UNEARNED COMPENSATION
Balance, beginning of period                                             $                    (9,332)
Restricted stock award expense                                                                   722
Restricted stock award forfeitures (5,700 common shares)                                          84
Restricted stock award (76,750 common shares)                                                 (1,185)
Release of shares from Employee Benefit Trust (28,607 common shares)                             220
                                                                          ---------------------------
         Balance, end of period                                          $                    (9,491)
                                                                          ===========================
RETAINED EARNINGS
Balance, beginning of period                                             $                    71,460
Net income                                                                                     9,460
Options exercised (41,662 common shares)                                                        (186)
Cash dividends declared and paid                                                              (2,233)
                                                                          ---------------------------
         Balance, end of period                                          $                    78,501
                                                                          ===========================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                             $                     1,342
Change in net unrealized gain (loss), net of taxes of approximately
    $3,267 on securities available for sale                                                   (3,834)
Less: Reclassification adjustment for gains included in net income,
    net of taxes of approximately $29                                                            (35)
                                                                          ---------------------------
         Balance, end of period                                          $                    (2,527)
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

3.   EARNINGS PER SHARE

Basic earnings per share for the three and nine month periods ended September 30, 1999 and 1998 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period.
Earnings per share has been computed based on the following:



                                                                Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                               --------------------  --------------------
(Amounts in thousands, except per share data)                        1999     1998        1999      1998
=========================================================================================================

Net income                                                         $3,231   $2,459      $9,460    $7,426
Divided by:
     Weighted average common shares outstanding                     8,957   10,209       9,207    10,287
     Weighted average common stock equivalents                        229      245         192       259
Total weighted average common shares & common stock equivalents     9,186   10,454       9,399    10,546
Basic earnings per share                                            $0.36    $0.24       $1.03     $0.72
Diluted earnings per share                                          $0.35    $0.24       $1.01     $0.70

Dividends per share                                                 $0.08    $0.06       $0.24     $0.16


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through eight banking offices located in Queens, Brooklyn, Manhattan and Nassau County. The opening of a second supermarket branch in Co-op City in the Bronx is scheduled for November, 1999. Flushing Financial
Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively, the "Company"), but reflects principally the Bank's activities.

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

Since its formation, the Y2K Task Force has contacted parties with which the Company has material relationships, including the Company's data processing vendors, and software suppliers to determine whether the systems used, or relied upon, by the Company are year 2000 compliant, and if not to assess the corrective steps being taken. The Company also contacted all borrowers with loan balances outstanding in excess of two million dollars to assess the state of each such party's year 2000 readiness. The Company continues to communicate with these borrowers to monitor their year 2000 readiness. The Company's investment securities portfolio, which amounted to 25.6% of total assets at September 30, 1999, consists primarily of U.S. government securities or U.S. government agency backed mortgage-backed securities. Although the Company is attempting to monitor and evaluate the efforts of these other parties, it cannot control the success of their efforts.

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is also dependent in its business upon the availability of public utilities, including communications and power services. The Company cannot predict the year 2000 readiness of such utilities or the outcome of their remediation efforts.

The Company's cost to upgrade various systems, primarily software version upgrades, was approximately $85,000, excluding the time that internal staff devoted to testing and monitoring year 2000 compliance, although these activities did not add significant incremental cost. Management does not anticipate significant future costs for year 2000 compliance and testing. Therefore, management believes that the cost of year 2000 compliance, in the aggregate, will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flow.

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

GENERAL. Net income for the third quarter of 1999 increased 31.4% to $3.2 million, or $0.35 per diluted share, from the $2.5 million, or $0.24 per diluted share, earned in the quarter ended September 30, 1998. The return on average assets for the third quarter of 1999 increased to 1.09% from 0.88% for the comparable 1998 period, while the return on average equity for the third quarter of 1999 increased to 10.77% from 7.16% for the comparable 1998 period.

INTEREST INCOME. Total interest and dividend income increased $1.4 million, or 6.6%, to $22.2 million for the three months ended September 30, 1999 from $20.8 million for the three months ended September 30, 1998. This increase was primarily the result of a $77.9 million increase in the average earning balances of interest-earning assets for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The average balance of mortgage loans, net, increased $146.2 million for the third quarter of 1999 as compared to the third quarter of 1998. This increase was partially offset by $66.2 million and $5.2 million decreases in the average balances of investment securities and interest-earning deposits and federal funds, respectively, for the third quarter of 1999 compared to the third quarter of 1998. The yield on interest-earning assets declined six basis points to 7.78% for the third quarter of 1999 from 7.84% for the third quarter of 1998 primarily due to declining rates on mortgage loans originated.

INTEREST EXPENSE. Interest expense increased $0.3 million, or 2.4%, to $12.3 million for the three months ended September 30, 1999 from $12.0 million for the three months ended September 30, 1998, primarily due to an $84.7 million increase in the average balance of interest-bearing liabilities. This increase in the average balance of interest-bearing liabilities was partially offset by a 30 basis point decrease in the average cost of interest-bearing liabilities to 4.74% in the third quarter of 1999 from 5.04% in the third quarter of 1998, as certificates of deposit renewed at lower rates, the rate paid for passbook deposit accounts was reduced, and the cost of borrowings declined.

NET INTEREST INCOME. For the three months ended September 30, 1999, net interest income increased $1.0 million, or 12.2%, to $9.9 million from $8.9 million in the comparable 1998 period, for reasons stated above. The net interest margin improved 16 basis points to 3.49% for the three months ended September 30, 1999 from 3.33% for the comparable 1998 period, due primarily to the decrease in the average cost of interest-bearing liabilities. The net interest margin declined 12 basis points from 3.61% in the second quarter of 1999 to 3.49% in the third quarter of 1999. The decline is primarily the result of a 15 basis point increase in the cost of interest bearing liabilities, as the average balance of interest bearing liabilities increased by $36.6 million, with the higher costing borrowed funds increasing $41.7 million. This was, however, partially offset by a three basis point increase in the yield on interest earning assets, as the average balance of interest earning assets increased $33.3 million, of which $30.6 million was on higher yielding mortgage loans.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 1999 as compared to a $15,000 provision in the comparable 1998 period. Despite the lower provision, the allowance for loan losses increased from $6.8 million at December 31, 1998 to $6.9 million at September 30, 1999 due to recoveries on previously charged-off loans. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST INCOME. Total non-interest income decreased by 6.9% to $0.9 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998. An increase of $71,000, or 20.5%, in fee income from mortgage operations and banking services was offset by a decrease of $143,000 in net gain on sale of securities and loans.

NON-INTEREST EXPENSE. Non-interest expense declined $0.4 million to $5.6 million for the three months ended September 30, 1999 as compared to $6.0 million for the comparable 1998 period. Salaries and benefits declined by $0.6 million, primarily due to $0.5 million in one-time non-recurring compensation expense recorded in the quarter ended September 30, 1998. This decrease was partially offset by an increase in professional fees. Management continues to monitor expenditures resulting in efficiency ratios, which exclude non-recurring items, of 51.0% and 55.5% for the three months ended September 30, 1999 and 1998, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $1.4 million, or 38.0%, to $5.2 million for the three months ended September 30, 1999 as compared to $3.8 million for the three months ended September 30, 1998 for reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $0.7 million to $2.0 million for the three months ended September 30, 1999 as compared to $1.3 million for the comparable 1998 period. This is primarily due to the $1.4 million increase in income before taxes.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998


GENERAL. Net income for the nine months ended September 30, 1999 increased 27.4% to $9.5 million, or $1.01 per diluted share, from the $7.4 million, or $0.70 per diluted share, earned in the nine months ended September 30, 1998. The return on average assets for the nine months ended September 30, 1999 increased to 1.09% from 0.90% for the comparable 1998 period, while the return on average equity for the nine months ended September 30, 1999 increased to 10.07% from 7.28% for the comparable 1998 period.

INTEREST INCOME. Total interest and dividend income increased $2.5 million, or 4.1%, to $64.4 million for the nine months ended September 30, 1999 from $61.9 million for the nine months ended September 30, 1998. This increase was primarily the result of a $67.7 million increase in the average earning balances of interest-earning assets for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The average balance of mortgage loans, net, increased $147.9 million for the nine months ended September 30, 1999 as compared to the comparable 1998 period. This increase was partially offset by $60.9 million and $21.5 million decreases in the average balances of investment securities and interest-earning deposits and federal funds, respectively, for the nine months ended September 30, 1999 compared to the comparable 1998 period. The yield on interest-earning assets declined 17 basis points to 7.74% for the nine months ended September 30, 1999 from 7.91% for the nine months ended September 30, 1998 primarily due to declining rates on mortgage loans originated. Interest Expense. Interest expense increased $0.3 million, or 0.9%, to $35.0 million for the nine months ended September 30, 1999 from $34.7 million for the comparable 1998 period. A $75.8 million increase in the average balance of interest-bearing liabilities for the nine months ended September 30, 1999 from the comparable 1998 period was offset by a 34 basis point decline in the cost of interest-bearing liabilities to 4.66% in the nine months ended September 30, 1999 as compared to 5.00% for the nine months ended September 30, 1998. This decline in the cost of interest-bearing liabilities is due to certificates of deposit renewing at lower rates, the rate paid for passbook deposit accounts being reduced, and a decline in the cost of borrowed funds.

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INTEREST INCOME. For the nine months ended September 30, 1999, net interest income increased $2.2 million, or 8.3%, to $29.4 million from $27.2 million in the comparable 1998 period, for reasons stated above. The net interest margin improved six basis point to 3.53% for the nine months ended September 30, 1999 from 3.47% for the comparable 1998 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the nine months ended September 30, 1999 was $36,000 as compared to $173,000 for the comparable 1998 period. Despite the lower provision, the allowance for loan losses increased from $6.8 million at December 31, 1998 to $6.9 million at September 30, 1999 due to recoveries on previously charged-off loans. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased by 12.6% to $2.8 million for the nine months ended September 30, 1999 from $2.5 million for the nine months ended September 30, 1998. The increase is due primarily to increases in fee income from mortgage operations and banking services.

NON-INTEREST EXPENSE. Non-interest expense decreased by $0.7 million, or 4.0%, to $16.9 million for the nine months ended September 30, 1999 as compared to $17.6 million for the nine months ended September 30, 1998. Salaries and benefits declined by $1.6 million due primarily to $1.5 million in one-time non-recurring compensation expenses recorded during the nine months ended September 30, 1998 relating to the planned retirement of a senior executive and a one-time payout under a senior officer's employment agreement. This decrease was partially offset by increases in professional fees, business promotion, and other expenses. Management continues to monitor expenditures resulting in efficiency ratios, which exclude non-recurring items, of 51.7% and 53.6% for the nine months ended September 30, 1999 and 1998, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $3.5 million, or 28.8%, to $15.3 million for the nine months ended September 30, 1999 as compared to $11.8 million for the nine months ended September 30, 1998 for reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $1.4 million to $5.8 million for the nine months ended September 30, 1999 as compared to $4.4 million for the comparable 1998 period. This is primarily due to the $3.5 million increase in income before taxes.

FINANCIAL CONDITION

ASSETS. Total assets at September 30, 1999 were $1.21 billion, a $68.0 million increase from December 31, 1998. During the nine months ended September 30, 1999, loan originations and purchases were $74.6 million for 1-4 family residential mortgage loans, $58.3 million for multi-family real estate loans, $37.0 million for commercial real estate loans and $6.1 million in construction loans. During the nine months ended September 30, 1998, loan originations and purchases were $84.8 million for 1-4 family residential mortgage loans, $58.8 million for multi-family real estate loans, $31.2 million for commercial real estate loans and $2.3 million in construction loans. Total loans, net, increased $84.1 million during the nine months ended September 30, 1999 to $834.7 million from $750.6 million at December 31, 1998.

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. For the nine months ended September 30, 1999, the Bank realized net recoveries of $139,000, and for the 1998 year, the Bank realized net recoveries of $74,000. Non-performing assets were $5.6 million at September 30, 1999 compared to $2.7 million at December 31, 1998 and $2.6 million at September 30, 1998. The increase in non-performing assets primarily relates to three commercial mortgage loans for which management believes the value of the underlying collateral is sufficient to allow the Bank to realize its investment in these loans. Total non-performing assets as a percentage of total assets were 0.47% at September 30, 1999 compared to 0.23% at December 31, 1998 and 0.22% at September 30, 1998. The ratio of allowance for loan losses to total non-performing loans was 130.72% at September 30, 1999 compared to 260.36% at December 31, 1998 and 281.53% at September 30, 1998. The ratio of allowance for loan losses to loans was 0.82% at September 30, 1999 and 0.89% at December 31, 1999.

LIABILITIES. Total liabilities increased $79.8 million to $1.09 billion at September 30, 1999 from $1.01 billion at December 31, 1998 . The change in total liabilities was due primarily to an increase in FHLB borrowings of $81.8 million during the nine months ended September 30, 1999, bringing FHLB borrowings to $417.3 million at September 30, 1999.

EQUITY. Total stockholders' equity decreased $11.8 million to $120.3 million at September 30, 1999 from $132.1 million at December 31, 1998. Net income of $9.5 million for the nine months ended September 30, 1999 was offset by $16.5 million in treasury shares purchased through the Company's stock repurchase plans, $2.2 million in cash dividends paid during the nine month period, and a $3.9 million after tax decline in the market value of securities available for sale. Quarterly dividends per share were increased from $0.06 per share for the fourth quarter of 1998 to $0.08 per share in each of the first three quarters of 1999. Book value is $12.11 per share at September 30, 1999 compared to $12.12 per share at December 31, 1998 and $12.10 at September 30, 1998.

During the first quarter of 1999, the Company completed its fourth stock repurchase program, and the Board of Directors approved the fifth stock repurchase program for 540,000 shares, which was completed during the second quarter of 1999. The Board of Directors approved the sixth stock repurchase program for 512,000 during the second quarter of 1999. Under these programs, the Company repurchased 1,054,900 shares during the nine months ended September 30, 1999, leaving 111,500 shares to be repurchased under the current stock repurchase program at September 30, 1999.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At September 30, 1999 and December 31, 1998, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 11.76% and 18.28%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CASH FLOW. During the nine months ended September 30, 1999, funds provided by the Company's operating activities amounted to $18.7 million. These funds, together with $53.7 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $79.2 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the nine months ended September 30, 1999, the net total of loan originations less loan repayments was $74.0 million, and the total amount of real estate loans purchased was $9.7 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 1999, the Company purchased a total of $73.7 million in securities available for sale. Funds for investment were also provided by $82.0 million in sales, calls, maturities, and prepayments of securities available for sale, and $76.8 million of net increased borrowings from the FHLB-NY with original maturities greater than one year. The Company also used funds of $16.8 million for treasury stock repurchases and $2.2 million in dividend payments during the nine months ended September 30, 1999.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust risk exposure. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 1999 and various estimates regarding prepayment and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company's current interest rate exposure is within the guidelines set forth by the Board of Directors, with the exception of plus 300 basis points for the net portfolio value which exceeds the guideline of minus 45.00%. This exception has been reviewed with the Board of Directors. Management is taking steps to bring this exposure within the guideline.


                                             Projected Percentage Change In
                                            ----------------------------------
                                                                                      Net
                                            Net Interest     Net Portfolio          Portfolio
         Change in Interest Rate                Income            Value            Value Ratio
        =========================================================================================

        -300 Basis points                          1.52  %         18.83  %           15.03  %
        -200 Basis points                          2.61            16.73              15.11
        -100 Basis points                          2.47            12.82              14.92
        Base interest rate                         0.00             0.00              13.68
        +100 Basis points                         -4.58           -15.61              11.99
        +200 Basis points                        -17.14           -32.21              10.02
        +300 Basis points                        -15.55           -47.74               8.04



                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 1999, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 1999.



        (Dollars in thousands)                           Amount             Percent of Assets
        ======================================================================================

        Tangible Capital:
             Capital level                               $107,380                     8.97%
             Requirement                                   17,958                     1.50
             Excess                                        89,422                     7.47

        Core Capital:
             Capital level                               $107,380                     8.97%
             Requirement                                   47,888                     4.00
             Excess                                        59,492                     4.97

        Risk-Based Capital:
             Capital level                               $114,317                    17.56%
             Requirement                                   52,094                     8.00
             Excess                                        62,223                     9.56





                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended September 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.



                                                              For the three months ended September 30,
                                                   ----------------------------------------------------------------
                                                                1999                             1998
                                                   -------------------------------  -------------------------------
                                                    Average               Average     Average              Average
(Dollars in thousands)                              Balance    Interest Yield/Cost    Balance   Interest Yield/Cost
 ==================================================================================================================

 ASSETS
 Interest-earning assets:
     Mortgage loans, net                            $815,962   $16,784      8.23%    $669,796   $14,300      8.54%
     Other loans                                       5,997       156     10.41        2,867        64      8.93
     Mortgage-backed securities                      286,434     4,784      6.68      342,871     5,656      6.60
     Other securities                                 21,548       316      5.87       31,325       530      6.77
     Interest-earning deposits and
       federal funds sold                             10,942       159      5.81       16,173       279      6.90
                                                  --------------------------------  -------------------------------
           Total interest-earning assets           1,140,883    22,199      7.78    1,063,032    20,829      7.84
                                                             ---------------------            ---------------------
     Non-interest earning assets                      50,018                           55,131
                                                  -----------                      -----------
           Total assets                           $1,190,901                       $1,118,163
                                                  ===========                      ===========
 LIABILITIES AND EQUITY
 Interest-bearing liabilities:
     Due Depositors:
        Passbook accounts                           $200,380     1,044      2.08     $201,556     1,450      2.88
        NOW accounts                                  25,843       124      1.92       24,742       118      1.91
        Money market accounts                         38,784       308      3.18       26,783       207      3.09
        Certificate of deposit accounts              361,645     4,729      5.23      373,284     5,253      5.63
        Mortgagors' escrow deposits                    9,140        15      0.66        6,493        18      1.11
     Borrowed funds                                  398,543     6,038      6.06      316,758     4,922      6.22
                                                  --------------------------------  -------------------------------
           Total interest-bearing liabilities      1,034,335    12,258      4.74      949,616    11,968      5.04
                                                             ---------------------            ---------------------
 Other liabilities                                    36,582                           31,320
                                                  -----------                      -----------
           Total liabilities                       1,070,917                          980,936
 Equity                                              119,984                          137,227
                                                  -----------                      -----------
           Total liabilities and equity           $1,190,901                       $1,118,163
                                                  ===========                      ===========
 Net interest income/Interest rate spread                       $9,941      3.04%                $8,861      2.80%
                                                             =====================            =====================
 Net interest-earning assets /
     Net interest margin                            $106,548                3.49%    $113,416                3.33%
                                                  ===========          =========== ===========          ===========
 Ratio of interest-earning assets                                           1.10X                            1.12X
   to interest-bearing liabilities                                     ===========                      ===========



                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES (continued)

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine month periods ended September 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.



                                                            For the nine months ended September 30,
                                                   ----------------------------------------------------------------
                                                               1999                             1998
                                                   -------------------------------  -------------------------------
                                                   Average                Average   Average                Average
(Dollars in thousands)                             Balance   Interest   Yield/Cost  Balance   Interest   Yield/Cost
 ==================================================================================================================

 ASSETS
 Interest-earning assets:
     Mortgage loans, net                            $786,347   $48,900      8.29%    $638,421   $41,457      8.66%
     Other loans                                       5,311       393      9.87        3,192       285     11.90
     Mortgage-backed securities                      288,385    13,838      6.40      316,333    15,989      6.74
     Other securities                                 18,714       819      5.84       51,635     2,632      6.80
     Interest-earning deposits and
       federal funds sold                             11,229       463      5.50       32,688     1,494      6.09
                                                  --------------------------------  -------------------------------
           Total interest-earning assets           1,109,986    64,413      7.74    1,042,269    61,857      7.91
                                                             ---------------------            ---------------------
     Non-interest earning assets                      52,213                           52,174
                                                  -----------                      -----------
           Total assets                           $1,162,199                       $1,094,443
                                                  ===========                      ===========
 LIABILITIES AND EQUITY
 Interest-bearing liabilities:
    Due Depositors:
        Passbook accounts                           $201,650     3,124      2.07     $202,043     4,322      2.85
        NOW accounts                                  26,381       375      1.90       24,156       345      1.90
        Money market accounts                         34,713       778      2.99       25,557       570      2.97
        Certificate of deposit accounts              364,355    14,269      5.22      378,253    15,979      5.63
        Mortgagors' escrow deposits                   10,842        55      0.68        5,692        52      1.22
     Borrowed funds                                  364,057    16,395      6.00      290,472    13,431      6.17
                                                 --------------------------------  --------------------------------
           Total interest-bearing liabilities      1,001,998    34,996      4.66      926,173    34,699      5.00
                                                            ---------------------             ---------------------
 Other liabilities                                    34,917                           32,254
                                                 -----------                      -----------
           Total liabilities                       1,036,915                          958,427
 Equity                                              125,284                          136,016
                                                 -----------                      -----------
           Total liabilities and equity           $1,162,199                       $1,094,443
                                                 ===========                      ===========
 Net interest income/Interest rate spread                      $29,417      3.08%               $27,158      2.91%
                                                             ====================             =====================
 Net interest-earning assets /
     Net interest margin                            $107,988                3.53%    $116,096                3.47%
                                                 ===========           ========== ===========           ===========
 Ratio of interest-earning assets
  to interest-bearing liabilities                                           1.11X                            1.13X
                                                                       ===========                      ===========


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



                                                                Nine Months Ended
                                               -------------------------------------------------
    (In thousands)                                September 30, 1999          September 30,1998
   =============================================================================================

   MORTGAGE LOANS
   At beginning of period                                   $754,065                   $602,559
   Mortgage loans originated:
       One-to-four family                                     64,669                     64,258
       Cooperative                                               300                         --
       Multi-family real estate                               58,348                     58,791
       Commercial real estate                                 36,994                     31,193
       Construction                                            6,121                      2,251
                                               ----------------------     ----------------------
             Total mortgage loans originated                 166,432                    156,493
                                               ----------------------     ----------------------
   Acquired loans:
       Loans purchased                                         9,599                     20,587
                                               ----------------------     ----------------------
             Total acquired loans                              9,599                     20,587
                                               ----------------------     ----------------------
   Less:
       Principal reductions                                   94,417                     73,969
       Mortgage loan foreclosures                                339                        452
                                               ----------------------     ----------------------
   At end of period                                         $835,340                   $705,218
                                               ======================     ======================

   OTHER LOANS
   At beginning of period                                     $4,515                     $4,174
   Other loans originated:
       Small Business Administration                           2,152                      2,721
       Small business loans                                    2,367                        416
       Other loans                                               810                      1,161
                                               ----------------------     ----------------------
              Total other loans originated                     5,329                      4,298
                                               ----------------------     ----------------------
   Less:
       Sales                                                   1,689                      2,324
       Principal reductions                                    1,758                      2,878
                                               ----------------------     ----------------------
   At end of period                                           $6,397                     $3,270
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



   (Dollars in thousands)                       September 30, 1999           December 31, 1998
   ===============================================================================================

   Non-accrual mortgage loans                                 $5,269                       $2,556
   Other non-accrual loans                                        37                           41
                                               ----------------------      -----------------------
             Total non-accrual loans                           5,306                        2,597

   Mortgage loans 90 days or more delinquent
        and still accruing                                        --                           --
   Other loans 90 days or more delinquent
        and still accruing                                        --                           --
                                               ----------------------      -----------------------
             Total non-performing loans                        5,306                        2,597

   Real estate owned (foreclosed real estate)                    333                           77
                                               ----------------------      -----------------------
             Total non-performing assets                      $5,639                       $2,674
                                               ======================      =======================

   Non-performing loans to gross loans                         0.63%                        0.34%
   Non-performing assets to total assets                       0.47%                        0.23%



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



                                                                 Nine Months Ended
                                                ---------------------------------------------------
(Dollars in thousands)                            September 30, 1999          September 30, 1998
===================================================================================================

Balance at beginning of period                                  $6,762                      $6,474
Provision for loan losses                                           36                         173
Loans charged-off:
    One-to-four family                                              11                          91
    Co-operative                                                    --                          --
    Multi-family                                                    --                          --
    Commercial                                                      --                          --
    Construction                                                    --                          --
    Other                                                            3                          12
                                                -----------------------      ----------------------
          Total loans charged-off                                   14                         103
                                                -----------------------      ----------------------
Recoveries:
    Mortgage loans                                                 153                         176
    Other loans                                                     --                          --
                                                -----------------------      ----------------------
          Total recoveries                                         153                         176
                                                -----------------------      ----------------------
Balance at end of period                                        $6,937                      $6,720
                                                =======================      ======================

Ratio of net charge-offs(recoveries) during the
  year to average loans outstanding during the
  period                                                         (0.02)%                     (0.01)%
Ratio of allowance for loan losses to loans at
  end of period                                                   0.82%                       0.95%
Ratio of allowance for loan losses to
  non-performing loans at end of period                         130.72%                     281.53%
Ratio of allowance for loan losses to
  non-performing assets at end of period                        123.01%                     262.57%


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


                                                 Flushing Financial Corporation,




Dated: November 1, 1999                By: /s/Michael J. Hegarty
       ----------------                    ---------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer




Dated: November 1, 1999                By: /s/Monica C. Passick
       ----------------                    --------------------
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