Form 10-K
period 1999-12-31
FLUSHING FINANCIAL CORP
filed 2000-03-30
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                        Commission file number 000-24272


                         FLUSHING FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                     11-3209278
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               144-51 Northern Boulevard, Flushing, New York 11354
                    (Address of principal excutive offices)

                                 (718) 961-5400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $129,191,000. This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, on February 29, 2000, the last trading date in February 2000, which was $14.00.

     The number of shares of the registrant's Common Stock outstanding as of February 29, 2000 was 9,615,471 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated herein by reference in
Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business........................................................... 1
           General.......................................................... 1
           Market Area and Competition...................................... 3
           Lending Activities............................................... 4
                  Loan Portfolio Composition................................ 4
                  Loan Maturity and Repricing............................... 7
                  One-to-Four Family Mortgage Lending....................... 7
                  Home Equity Loans......................................... 9
                  Multi-Family Lending...................................... 9
                  Commercial Real Estate Lending............................10
                  Construction Loans........................................10
                  Small Business Administration Lending.....................10
                  Consumer and Other Lending................................11
                  Loan Approval Procedures and Authority....................11
                  Loan Concentrations.......................................12
                  Loan Servicing............................................12
           Asset Quality....................................................12
                  Loan Collection...........................................12
                  Delinquent Loans and Non-performing Assets................12
                  REO.......................................................14
           Allowance for Loan Losses........................................14
           Investment Activities............................................18
                  General...................................................18
                  Mortgage-backed securities................................19
           Sources of Funds.................................................22
                  General...................................................22
                  Deposits..................................................22
                  Borrowings................................................25
           Subsidiary Activities............................................27
           Personnel........................................................27

                                  RISK FACTORS

           Effect of Interest Rates.........................................28
           Lending Activities...............................................28
           Competition......................................................29
           Local Economic Conditions........................................29
           Legislation and Proposed Changes.................................29
           Certain Anti-Takeover Provisions.................................29

                        FEDERAL, STATE AND LOCAL TAXATION

           Federal Taxation.................................................31
                  General...................................................31
                  Bad Debt Reserves.........................................31
                  Distributions.............................................32

                                TABLE OF CONTENTS
                                   (Continued)
                                                                           Page
                                                                           ----

                  Corporate Alternative Minimum Tax.........................32
           State and Local Taxation.........................................32
                  New York State and New York City Taxation.................32
                  Delaware State Taxation...................................33

                                   REGULATION

           General..........................................................33
           Investment Powers................................................34
           Real Estate Lending Standards....................................34
           Loans-to-One Borrower Limits.....................................34
           Insurance of Accounts............................................35
           Liquidity Requirements...........................................36
           Qualified Thrift Lender Test.....................................36
           Transactions with Affiliates.....................................37
           Restrictions on Dividends and Capital Distributions..............37
           Federal Home Loan Bank System....................................38
           Assessments......................................................38
           Branching........................................................38
           Community Reinvestment...........................................38
           Brokered Deposits................................................39
           Capital Requirements.............................................39
                  General...................................................39
                  Tangible Capital Requirement..............................40
                  Core Capital Requirement..................................40
                  Risk-Based Requirement....................................40
           Federal Reserve System...........................................41
           Financial Reporting..............................................41
           Standards for Safety and Soundness...............................41
           Prompt Corrective Action.........................................42
           Recently Enacted Legislation and Proposed Changes................42
           Company Regulation...............................................43
           Federal Securities Laws..........................................44
Item 2.  Properties.........................................................45
Item 3.  Legal Proceedings..................................................45
Item 4.  Submission of Matters to a Vote of Security Holders................45

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters................................................46
Item 6.  Selected Financial Data............................................46
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................46
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........46
Item 8.  Financial Statements and Supplementary Data........................46
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................46

                                TABLE OF CONTENTS
                                   (Continued)

                                                                            Page
                                                                            ----
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................47
Item 11.  Executive Compensation............................................47
Item 12.  Security Ownership of Certain Beneficial Owners and Management....47
Item 13.  Certain Relationships and Related Transactions....................47

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.......................................................48
           (a)  1.  Financial Statements....................................48
           (a)  2.  Financial Statement Schedules...........................48
           (b)  Reports on Form 8-K filed during the last quarter
                of fiscal 1997..............................................48
           (c)  Exhibits Required by Securities and Exchange
                Commission Regulation S-K...................................49


                                   SIGNATURES

                                POWER OF ATTORNEY

                                     PART I

     Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions "Business--Allowance for Loan Losses", "Business--Market Area and Competition" and "Risk Factors" below, and elsewhere in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

     The primary business of the Company is the operation of its wholly-owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Company invests primarily in U.S. government and federal agency securities, federal funds, mortgage-backed securities, and investment grade corporate obligations. The Company also holds a note evidencing a loan that it made to the Employee Benefit Trust to enable the Employee Benefit Trust to acquire 1,035,000 shares, or 8% of the common stock issued in the Conversion. The Company has in the past increased growth through acquisition of financial institutions and branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time-frame, accretive to earnings, as opportunities arise. The Bank also seeks increased growth through the opening of new branches. The Company may also organize or acquire, through merger or otherwise, other financial services related companies. The activities of the Company are funded by that portion of the proceeds of the sale of common stock in the Conversion that the Company was permitted by the Office of Thrift Supervision ("OTS") to retain, and earnings thereon, and by dividends, if any, received from the Bank.

     The Company is a unitary savings and loan holding company, which, under existing laws, is generally not restricted as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender. Under regulations of the OTS, the Bank is a qualified thrift lender if its ratio of qualified thrift investments to portfolio assets ("QTL Ratio") is 65% or more, on a monthly average basis in nine of every 12 months. At December 31, 1999, the Bank's QTL Ratio was 85.0%, and the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift
investments   in   at   least   nine   of   the   preceding   12   months.   See
"Regulation--Qualified    Thrift   Lender   Test"   and   "Regulation--Company
Regulation."

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

     Unless otherwise disclosed, the information presented in the financial statements and this Form 10-K reflect the financial condition and results of operations of the Company, the Bank and the Bank's subsidiaries on a consolidated basis. Management views the Company and its subsidiaries as operating as a single unit, a community savings bank. Therefore, segment information is not provided. At December 31, 1999, the Company had total assets of $1.25 billion, deposits of $666.9 million and stockholders' equity of $118.2 million. Also, at December 31, 1999, loans receivable, net of the allowance for loan losses and unearned income, totaled $875.9 million, representing approximately 70.1% of the Company's total assets, and mortgage-backed securities with a carrying value of $269.0 million, represented approximately 21.5% of the Company's total assets.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (i) originations and purchases of one-to-four family residential mortgage loans, multi-family income producing property loans and commercial real estate loans; (ii) mortgage loan surrogates such as mortgage-backed securities; and (iii) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Bank originates certain other loans, including construction loans, Small Business Administration ("SBA") loans and other small business and consumer loans. The Bank's revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank's primary sources of funds are deposits, Federal Home Loan Bank-New York ("FHLB-NY") borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans.

     On September 9, 1997, the Company acquired New York Federal Savings Bank ("New York Federal") and merged it with the Bank in a cash transaction valued at approximately $13 million. This acquisition was immediately accretive to the Company's earnings and was accounted for under the purchase method of accounting.

     In November of 1997, the Bank established a wholly owned real estate investment trust subsidiary, Flushing Preferred Funding Corporation ("FPFC"). The Bank has transferred, in the aggregate, $326.4 million in real estate loans to FPFC. The assets transferred to FPFC are viewed by regulators as part of the Bank's assets in consolidation. However, the establishment of FPFC provides an additional vehicle for access by the Company to the capital markets for future investment opportunities.

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

     As part of the Company's exploration in new retailing concepts and products, the Bank opened its first in-store supermarket branch in June 1998 in the neighborhood of New Hyde Park through an alliance with the

Edwards Supermarket chain. In November 1999, the Bank opened its second supermarket branch in Co-op City in the Bronx through an alliance with the Edwards Supermarket chain. These supermarket branches can address virtually all of their customers' financial needs, with the added convenience of extended hours and time saving grocery store access. A traditional branch is scheduled to open in the second quarter of 2000 at a new location in Flushing, Queens.

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

Market Area and Competition

     The Bank has been, and intends to continue to be, a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and eight branch offices, located in the New York City Boroughs of Queens, Brooklyn, Manhattan, and the Bronx, and in Nassau County, New York. Substantially all of the Bank's mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, the unemployment and real estate values in the New York City metropolitan area have been relatively stable, which has favorably impacted the Bank's asset quality. See "--Asset Quality." There can be no assurance that the stability of these economic factors will continue.

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for multi-family loans, commercial real estate loans and one-to-four family residential mortgage loans will continue to increase in the future. Thus, no assurances can be given that the Bank will be able to maintain or increase its current level of origination of such loans, as contemplated by management's current business strategy. The Bank's most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces increasing competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions may make it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in maintaining its deposit base.

     For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," included in the Annual Report of Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report"), incorporated herein by reference.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties or commercial real estate, construction loans, SBA loans, other small business loans and consumer loans. At December 31, 1999, the Bank had gross loans outstanding of $882.7 million (before reserves and unearned income), of which $423.1 million, or 47.93%, were one-to-four family residential mortgage loans (including $18.0 million of condominium loans, $8.9 million of co-operative apartment loans and $5.4 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 43.87% were ARM loans and 56.13% were fixed-rate loans. At December 31, 1999, multi-family loans totaled $310.6 million, or 35.19% of gross loans, commercial real estate loans totaled $137.1 million, or 15.53% of gross loans, construction loans totaled $6.2 million, or 0.70% of gross loans, SBA loans totaled $2.4 million, or 0.27% of gross loans, and consumer and other loans totaled $3.4 million, or 0.38% of gross loans.

     The Bank has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include ARM loans, fixed-rate mortgage loans and home equity loans. However, in recent years, the Bank has also placed emphasis on multi-family and commercial real estate loans. The Bank expects to continue its emphasis on multi-family and commercial real estate loans as well as on one-to-four family residential mortgage loans. From December 31, 1998 to December 31, 1999, one-to-four family residential mortgage loans increased $51.1 million, or 13.7%, multi-family loans increased $33.2 million, or 12.0%, and commercial real estate loans increased $35.7 million, or 35.2%. Fully underwritten one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Multi-family income producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family residential loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater credit risk than fully underwritten one-to-four family residential mortgage loans. The Bank's strategy to emphasize multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with multi-family and commercial real estate loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Company has not experienced significant losses in its multi-family and commercial real estate loan portfolios.

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

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.


                                                                At December 31,
                                         --------------------------------------------------------------------------
                                                1999                       1998                        1997
                                         --------------------       --------------------       --------------------
                                                      Percent                    Percent                    Percent
                                          Amount     of Total        Amount     of Total        Amount     of Total
                                         --------    --------       --------    --------       --------    --------
                                                                   (Dollars in thousands)
Mortgage Loans:

  One-to-four family residential(1)      $414,194       46.92%      $361,786       47.69%      $289,286       47.67%


  Co-operative apartment (2)                8,926        1.01         10,238        1.35         12,065        1.99

  Multi-family real estate                310,594       35.19        277,437       36.57        230,229       37.95

  Commercial real estate                  137,072       15.53        101,401       13.37         68,182       11.24

  Construction                              6,198        0.70          3,203        0.42          2,797        0.46
                                         --------    --------       --------    --------       --------    --------

          Gross mortgage loans            876,984       99.35        754,065       99.40        602,559       99.31

Small Business Administration loans         2,369        0.27          2,616        0.35          2,789        0.46

Consumer and other loans                    3,379        0.38          1,899        0.25          1,385        0.23
                                         --------    --------       --------    --------       --------    --------

          Gross loans                     882,732      100.00%       758,580      100.00%       606,733      100.00%
                                                     ========                   ========                   ========

Less:

Unearned income, unamortized
  discounts, and deferred loan
  fees, net                                   (28)                    (1,263)                    (1,838)

Allowance for loan losses                  (6,818)                    (6,762)                    (6,474)
                                         --------                   --------                   --------

          Loans, net                     $875,886                   $750,555                   $598,421
                                         ========                   ========                   ========

                                                       At December 31,
                                         -----------------------------------------------
                                                 1996                      1995
                                         --------------------     ----------------------
                                                      Percent                  Percent
                                          Amount     of Total       Amount     of Total
                                         --------   ---------     ---------- -----------


Mortgage Loans:

  One-to-four family residential(1)      $223,273       57.28%      $155,435      54.20%


  Co-operative apartment (2)               13,245        3.40         14,653       5.11

  Multi-family real estate                104,870       26.91         69,140      24.11

  Commercial real estate                   46,698       11.98         45,215      15.77

  Construction                                 --          --             --         --
                                         --------    --------       --------    -------

          Gross mortgage loans            388,086       99.57        284,443      99.19

Small Business Administration loans           --           --             --         --

Consumer and other loans                    1,680        0.43          2,328       0.81
                                         --------     -------       --------    -------

          Gross loans                     389,766      100.00%       286,771     100.00%
                                                     ========                   =======

Less:

Unearned income, unamortized
  discounts, and deferred loan
  fees, net                                (1,548)                    (1,335)

Allowance for loan losses                  (5,437)                    (5,310)
                                         --------                   --------

          Loans, net                     $382,781                   $280,126
                                         ========                   ========

----------
(1) One-to-four family residential loans also include home equity and condominium loans. At December 31, 1999, gross home equity loans totaled $5.4 million and condominium loans totaled $18.0 million.

(2) Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

     The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:


                                                                 For the Year Ended December 31,
                                                     --------------------------------------------------------
                                                            1999               1998               1997
                                                     ------------------  -----------------  -----------------
                                                                          (In thousands)
Mortgage Loans

At beginning of year                                           $754,065           $602,559           $388,086
Mortgage loans originated:
     One-to-four family                                          91,312             83,051             42,756
     Co-operative                                                   300                113                475
     Multi-family                                                77,895             84,328             79,976
     Commercial                                                  49,744             52,211             17,121
     Construction                                                 8,158              3,332              3,016
                                                     ------------------  -----------------  -----------------
          Total mortgage loans originated                       227,409            223,035            143,344
                                                     ------------------  -----------------  -----------------
Acquired loans:
     1-4 family loans purchased                                  15,008             27,174             49,965
     Commercial mortgages purchased                                 884                 --                 --
     Acquired NY Federal 1-4 family loans                            --                 --                901
     Acquired NY Federal multi-family loans                          --                 --             62,405
     Acquired NY Federal commercial loans                            --                 --             11,717
                                                     ------------------  ------------------ -----------------
          Total acquired mortgage loans                          15,892             27,174            124,988
                                                     ------------------  ------------------ -----------------
Less:
     Principal reductions                                       120,008             98,251             53,416
     Mortgage loan foreclosures                                     374                452                443
                                                     ------------------  ------------------ -----------------
At end of year                                                 $876,984           $754,065           $602,559
                                                     ==================  =================  =================

SBA, Consumer and Other Loans

At beginning of year                                             $4,515             $4,174             $1,680
Loans originated:
     SBA loans                                                    2,376              3,741              1,328
     Acquired NY Federal SBA                                         --                 --              2,029
     Small business loans                                         2,617              1,316                 --
     Other loans                                                  1,159              1,467              1,803
                                                     ------------------  ----------------- ------------------
          Total  loans originated                                 6,152              6,524              5,160
                                                     ------------------  -----------------  -----------------
Less:
     Sales                                                        2,280              2,918                 80
     Repayments                                                   2,543              3,265              2,586
     Charge-offs                                                     96                 --                 --
                                                     ------------------  -----------------  -----------------
At end of year                                                   $5,748             $4,515             $4,174
                                                     ==================  =================  =================

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1999. Loans that have adjustable-rates are shown as being due in the period during which the interest rates are next subject to change. The table does not reflect prepayments or scheduled principal amortization, which totaled $120.0 million for the year ended December 31, 1999. Certain adjustable rate loans have features which limit changes in interest rates on a short-term basis and over the life of the loan.


                                                                    At December 31, 1999
                          ----------------------------------------------------------------------------------------------------------
                                                Mortgage Loans                                     Other Loans
                          -------------------------------------------------------------------- --------------------------
                                                                                                                       Total
                            One-to-                                                                              Consumer     Loans
                          Four Family  Co-operative  Multi-family    Commercial    Construction       SBA       and Other Receivable
                          -----------  ------------  ------------    ----------    ------------      --------   --------- ----------
                                                                     (In thousands)
Amounts due:
     Within one year          $39,118        $4,277      $11,939        $13,316          $6,198      $   --         $579     $75,427
                          -----------  ------------  ------------    ----------    ------------      --------   --------- ----------
After one year (1)
     One to two years          29,894           844        44,949        11,190              --            11         625     87,513
     Two to three years        20,299         1,193        34,570        15,152              --             4       1,418     72,636
     Three to five             20,428           294        64,007        41,526              --           419         750    127,424
years
     Five to ten years         83,519         1,122       100,215        35,694              --         1,557           7    222,114
     Over ten years           220,936         1,196        54,914        20,194              --           378          --    297,618
                          -----------  ------------  ------------    ----------    ------------      --------   --------- ----------
       Total due after
          One year            375,076         4,649       298,655       123,756              --         2,369       2,800    807,305
                          -----------  ------------  ------------    ----------    ------------      --------   --------- ----------
Total amounts due            $414,194        $8,926      $310,594      $137,072        $  6,198      $  2,369      $3,379   $882,732
                          ===========  ============  ============    ==========    ============      ========   ========= ==========

(1) Of the $807.3 million of loans due after one year, $435.1 million are adjustable rate loans and $372.2 million are fixed-rate loans.


     One-to-Four Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four family residences, including townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. Residential mortgage loans were $423.1 million, or 47.93% of gross loans, at December 31, 1999.

     Partly  in  response  to  the  intense   competition  for  originations  of
one-to-four family residential mortgage loans, the Bank has a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank purchases individual newly originated one-to-four family loans originated by such correspondents. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. During 1999, through these relationships, the Bank purchased $15.0 million in one-to-four family mortgage loans, as compared to $27.2 million in 1998 and $50.0 million during 1997.

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

     Traditionally, residential mortgage loans originated by the Bank have been underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, and with increasing frequency, the Bank originates residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for borrowers to falsify or overstate their level of income and ability to service indebtedness. To mitigate this risk, the Bank typically limits the amount of these loans to 80% of the appraised value of the property or the sale price, whichever is less. These loans also are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized. FNMA does not purchase such loans. The Bank believes, however, that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. Although there are a number of purchasers for such loans, there can be no assurance that such purchasers will continue to be active in the market or that the Bank will be able to sell such loans in the future. The Bank originated $37.3 million, $36.8 million and $26.6 million in loans of this type during 1999, 1998 and 1997, respectively.

     The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank charges origination fees of up to 2%; loans with fees of less than 2% generally carry a higher interest rate. The Bank originated and purchased $24.2 million, $44.3 million and $32.9 million of 15-year fixed-rate residential mortgage loans in 1999, 1998 and 1997, respectively. The Bank also originated and purchased $47.4 million, $30.8 million and $8.0 million of 30-year fixed rate residential mortgage loans in 1999, 1998 and 1997, respectively. These loans have been retained to provide flexibility in the management of the Company's interest rate sensitivity position. At December 31, 1999, $237.5 million, or 56.13%, of the Bank's residential mortgage loans consisted of fixed rate loans.

     The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. Origination fees of up to 2% are charged for ARM loans; loans with fees of less than 2% generally carry a higher interest rate. The Bank originated and purchased one-to-four family residential ARM loans totaling $35.0 million, $35.2 million and $52.3 million during 1999, 1998 and 1997, respectively. At December 31, 1999, $185.6 million, or 43.87%, of the Bank's residential mortgage loans consisted of ARM loans.

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

     The retention of ARM loans in the Bank's portfolio helps reduce the Bank's exposure to interest rate risks. However, in an environment of rapidly increasing interest rates as was experienced in the 1970's, it is possible for the interest rate increase to exceed the maximum aggregate adjustment on ARM loans and negatively affect the spread between the Bank's interest income and its cost of funds.

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

     Home Equity Loans. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are granted in amounts from $25,000 to $100,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 1999, home equity loans totaled $5.4 million, or 0.61%, of gross loans.

     Multi-Family Lending. Loans secured by multi-family income producing properties (including mixed-use properties) were $310.6 million, or 35.19% of gross loans, at December 31, 1999, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $532,751 at December 31, 1999, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $6.3 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on multi-family loans.

     In underwriting multi-family loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment. Multi-family loans generally are made up to 75% of the appraised value of the property securing the loan or the sale price of the property, whichever is less. The Bank generally obtains personal guarantees from these borrowers and typically orders an environmental report on the property securing the loan.

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

     Commercial Real Estate Lending. Loans secured by commercial real estate were $137.1 million, or 15.53% of the Bank's gross loans, at December 31, 1999. The Bank's commercial real estate loans are secured by improved properties such as offices, motels, small business facilities, strip shopping centers, warehouses, religious facilities and mixed-use properties. At December 31, 1999, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $649,629, and the largest of such loans, which was secured by a hotel, had a principal balance of $5.4 million. Typically, commercial real estate loans are originated at a range of $100,000 to $6.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on all commercial real estate loans.

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

     Construction Loans. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 65% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments, either from the Bank or another financial institution, and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less and with adjustable interest rates that are tied to a market index. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 1999 totaled $6.2 million, or 0.70% of gross loans.

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

     Small Business Administration Lending. With the purchase of New York Federal on September 9, 1997, the Company entered into the SBA market. These loans are extended to small businesses and are guaranteed by the Small Business Administration at 80% of the loan balance for loans with balances of $100,000 or less, and at 75% of the loan balance for loans with balances greater than $100,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from five to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans collecting a servicing fee of approximately 1%. At December 31, 1999, SBA loans totaled $2.4 million, representing 0.27% of gross loans.

     Consumer and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total consumer and other loans outstanding at December 31, 1999 amounted to $3.4 million, or 0.38% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $75,000, with a maximum term of five years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

     Loan Approval Procedures and Authority. The Bank's Board-approved lending policies establish loan approval requirements for its various types of loan products. Pursuant to the Bank's Residential Mortgage Lending Policy, all residential mortgage loans require three signatures for approval. Residential mortgage loans that do not exceed $500,000 must have the approval of the Bank's Senior Mortgage Officer and two other loan officers. For residential mortgage loans greater than $500,000, at least one of the approvals must be from the President, Executive Vice President or a Senior Vice President (collectively, "Authorized Officers") and the other two may be from the Bank's Senior Mortgage Officer, Loan Underwriting Manager or Senior Underwriter. The Loan Committee, the Executive Committee or the full Board of Directors also must approve residential mortgage loans in excess of $650,000. Pursuant to the Bank's Commercial Real Estate Lending Policy, all loans secured by commercial real estate properties and multi-family income producing properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank's Business and Consumer Loan Policies, all business and consumer loans require two signatures for approval, one of which must be from an Authorized Officer. In addition, for business loans, the approval of the Bank's President and ratification by the Loan Committee of the Board of Directors is required. The Bank's Construction Loan Policy requires that the Loan or Executive Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank's written loan policies must be approved by the Loan or Executive Committee or the Bank's Board of Directors.

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

     Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 1999, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $11.4 million, $8.5 million and $8.1 million for each of the three borrowers.

     Loan Servicing. At December 31, 1999, the Bank was servicing $32.7 million of mortgage loans and $5.9 million of SBA loans for others. The Bank's policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

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

     On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 1999, the Bank did not have any loans that were serviced by others.

     Delinquent Loans and Non-performing Assets. The Bank generally discontinues accruing interest on delinquent loans when a loan is 90 days past due or foreclosure proceedings have been commenced, whichever first occurs. At that time, previously accrued but uncollected interest is reversed from income. Loans in default 90 days or more as to their maturity date but not their payments, however, continue to accrue interest as long as the borrower continues to remit monthly payments.

     The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned ("REO") at the dates indicated. During the years ended December 31, 1999, 1998 and 1997, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $208,000, $180,000 and $180,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                                            At December 31,
                                                 ----------------------------------------------------------------------
                                                  1999            1998            1997            1996          1995
                                                 ------          ------          ------          ------          ------
                                                                           (Dollars in thousands)
Non-accrual loans:

One-to-four family residential                   $1,349          $1,261          $1,897          $1,835          $2,042

Co-operative apartment                               29              15              --              32             109

Multi-family residential                             --              --              --             505           2,119

Commercial real estate                            1,779           1,280             512              --             427

Construction                                         --              --              --              --              --
                                                 ------          ------          ------          ------          ------
          Total non-accrual mortgage loans        3,157           2,556           2,409           2,372           4,697

Other non-accrual loans                              39              41              49              36              50
                                                 ------          ------          ------          ------          ------
          Total non-accrual loans                 3,196           2,597           2,458           2,408           4,747

Loans 90 days or more delinquent
     and still accruing                              --              --              --              --             234
                                                 ------          ------          ------          ------          ------
          Total non-performing loans              3,196           2,597           2,458           2,408           4,981

Foreclosed real estate                              368              77             433           1,218           1,869
                                                 ------          ------          ------          ------          ------
          Total non-performing assets            $3,564          $2,674          $2,891          $3,626          $6,850
                                                 ======          ======          ======          ======          ======

Troubled debt restructurings                         --              --              --              --              --
                                                 ======          ======          ======          ======          ======
Non-performing loans to gross loans                0.36%           0.34%           0.41%           0.62%           1.74%

Non-performing assets to total assets              0.29%           0.23%           0.27%           0.47%           0.97%

     REO. The Bank has been aggressively marketing its REO properties. At December 31, 1999, the Bank owned four properties with a carrying value of $368,000.

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

     The Bank's provision for loan losses was $36,000, $214,000 and $104,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the total allowance for loan losses was $6.8 million, representing 213.29% of non-performing loans and 191.29% of non-performing assets, compared to ratios of 260.36% and 252.83% respectively, at December 31, 1998. The Bank continues to monitor and modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

     Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions and the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. However, many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank's lending area and the value of collateral, or a review and evaluation of the Bank's loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank's increased emphasis on commercial real estate and multi-family loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with commercial real estate, multi-family loans and construction loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See "--Lending Activities" and "--Asset Quality."

     The following table sets forth changes in, and the balance of, the Bank's allowance for loan losses at and for the dates indicated.

                                                                         At and For the Year Ended December 31,
                                                              ----------------------------------------------------------------
                                                               1999          1998           1997          1996          1995
                                                              ------        -------        -------       -------       -------
                                                                                     (Dollars in thousands)
Balance at beginning of year                                   6,762        $ 6,474        $ 5,437       $ 5,310       $ 5,370
Provision for loan losses                                         36            214            104           418           496
Provision acquired from NY Federal                                --             --            979            --            --

Loans charged-off:
     One-to-four family                                           32             91             85           220           312
     Co-operative                                                  2             --             44           162           183
     Multi-family                                                 --             --             --            41           251
     Commercial                                                   --             --             --            68           260
     Construction                                                 --             --             --            --            --
     Other                                                        99             12             77            44            46
                                                              ------        -------        -------       -------       -------
          Total loans charged-off                                133            103            206           535         1,052
                                                              ------        -------        -------       -------       -------

Recoveries:
     Mortgage loans                                              153            177            155           244           496
     Other                                                        --             --              5            --            --
                                                              ------        -------        -------       -------       -------
          Total recoveries                                       153            177            160           244           496
                                                              ------        -------        -------       -------       -------

Balance at end of year                                         6,818        $ 6,762        $ 6,474       $ 5,437       $ 5,310
                                                              ======        =======        =======       =======       =======


Ratio of net charge-offs (recoveries) during the year
   to average loans outstanding during the year                (0.00)%        (0.01)%         0.01%         0.09%         0.21%

Ratio of allowance for loan losses to
   gross loans at end of the year                               0.77%          0.89%          1.07%         1.39%         1.85%

Ratio of allowance for loan losses to
   non-performing loans at the end of year                    213.29%        260.36%        263.38%       225.79%       106.61%

Ratio of allowance for loan losses to
   non-performing assets at the end of year                   191.29%        252.83%        223.94%       149.94%        77.52%

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


                                                                              At December 31,
                                                -----------------------------------------------------------------
                                                      1999                    1998                  1997
                                                -------------------   -------------------   ---------------------
                                                        Percentage            Percentage               Percentage
                                                       of Loans in           of Loans in              of Loans in
                                                       Category to           Category to              Category to
Loan Category                                   Amount Total Loans    Amount  Total Loans     Amount   Total Loans
-------------------------------------------------------------------   -------------------   ---------------------
                                                                                            (Dollars in thousands)
Mortgage Loans:

     One-to-four family                         $1,903       46.92%   $2,575       47.69%      $1,711     47.67%

     Co-operative                                  144        1.01       278        1.35          510      1.99

     Multi-family                                1,216       35.19     1,395       36.57        1,021     37.95

     Commercial                                  3,003       15.53     1,990       13.37        3,073     11.24

     Construction                                   24        0.70       114        0.42          128      0.46
                                                ------------------    ------------------    -------------------
          Total mortgage loans                   6,290       99.35     6,352       99.40        6,443     99.31

Small Business
   Administration loans                            237        0.27       273        0.35           23      0.46

Other Loans                                        291        0.38       137        0.25            8      0.23
                                                ------------------    ------------------    -------------------
          Total loans                           $6,818      100.00%   $6,762      100.00%      $6,474    100.00%
                                                ==================    ==================    ===================


                                                            At December 31,
                                                -------------------------------------------
                                                       1996                    1995
                                                -------------------    --------------------
                                                        Percentage              Percentage
                                                        of Loans in             of Loans in
                                                        Category to             Category to
Loan Category                                   Amount  Total Loans     Amount  Total Loans
-------------------------------------------------------------------    --------------------

Mortgage Loans:

     One-to-four family                         $1,065       57.28%    $1,126        54.20%

     Co-operative                                  458        3.40        407         5.11

     Multi-family                                1,456       26.91      1,625        24.11

     Commercial                                  2,434       11.98      2,139        15.77

     Construction                                   --          --         --           --
                                          ------------------------     -------------------
          Total mortgage loans                   5,413       99.57      5,297        99.19

Small Business
   Administration loans                             --          --         --           --

Other Loans                                         24        0.43         13         0.81
                                          ------------------------     -------------------
          Total loans                           $5,437      100.00%    $5,310       100.00%
                                          ========================     ===================

Investment Activities

     General. The investment policy of the Company, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth strategies, the economic environment, its interest rate risk exposure, its interest rate sensitivity "gap" position, the types of securities to be held, and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Management Strategy," included in the Annual Report and incorporated herein by reference.

     Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, reverse repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. All mortgage-backed securities held by the Company and the Bank are directly or indirectly insured or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA").

     The Investment Committee of the Bank and the Company meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

     The Company classifies its investment securities as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 1999, the Company had $285.0 million in securities available for sale which represented 22.81% of total assets. These securities had an aggregate market value at that date that was approximately 2.4 times the amount of the Company's equity at that date. The cumulative balance of unrealized net losses on securities available for sale was $4.5 million, net of taxes, at December 31, 1999. As a result of the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 6 of "Notes to Consolidated Financial Statements," included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

     At December 31, 1999, the Company had no investment in a particular issuer's securities that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

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

                                                                                   At December 31,
                                                   ------------------------------------------------------------------------------
                                                            1999                       1998                        1997
                                                   ----------------------      ----------------------      ----------------------
                                                   Amortized      Market       Amortized       Market      Amortized       Market
                                                     Cost          Value         Cost           Value         Cost          Value
                                                   ----------------------      ----------------------      ----------------------
                                                                                     (In thousands)
Securities available for sale

Bonds and other debt securities:
    U.S. government and agencies                   $ 10,988      $ 10,636      $ 13,213      $ 13,425      $120,106      $120,123
    Corporate debentures                               --            --           4,711         4,710        13,149        13,178
    Public utility                                    1,001         1,004           945           944         2,247         2,271
                                                   ----------------------      ----------------------      ----------------------
       Total bonds and other  debt securities        11,989        11,640        18,869        19,079       135,502       135,572
                                                   ----------------------      ----------------------      ----------------------
Equity securities:
    Common stock                                      1,655         1,670         2,390         2,776           606         1,187
    Preferred stock                                   2,676         2,684         2,309         2,414         2,768         2,843
                                                   ----------------------      ----------------------      ----------------------
        Total equity securities                       4,331         4,354         4,699         5,190         3,374         4,030
                                                   ----------------------      ----------------------      ----------------------
Mortgage-backed securities:
    FHLMC                                             9,758         9,657        14,831        14,894        34,015        34,120
    FNMA                                             14,639        14,602        20,717        21,102        55,559        56,068
    GNMA                                            252,626       244,763       265,089       266,425       125,585       126,922
                                                   ----------------------      ----------------------      ----------------------
       Total mortgage-backed securities             277,023       269,022       300,637       302,421       215,159       217,110
                                                   ----------------------      ----------------------      ----------------------
Total securities available for sale                 293,343       285,016       324,205       326,690       354,035       356,712
                                                   ----------------------      ----------------------      ----------------------
Interest-bearing deposits and
    Federal funds sold                                9,019         9,019        12,008        12,008        84,838        84,838

FHLB--New York stock                                 22,592        22,592        17,320        17,320        14,356        14,356
                                                   ----------------------      ----------------------      ----------------------
Total                                              $324,954      $316,627      $353,533      $356,018      $453,229      $455,906
                                                   ======================      ======================      ======================


     Mortgage-backed securities. All of the mortgage-backed securities currently held by the Company are issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1999, the Company had $269.0 million invested in mortgage-backed securities, of which $13.7 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

     The following table sets forth the Company's mortgage-backed securities purchases, sales and principal repayments for the years indicated:


                                                                         For the Year Ended December 31,
                                                                   ------------------------------------------
                                                                       1999            1998           1997
                                                                   ------------------------------------------
                                                                               (In thousands)
         At beginning of year                                       $ 302,421       $ 217,110       $ 141,038

         Purchases of mortgage-backed securities                       59,059         245,942         136,063
         Amortization of unearned premium, net of
           accretion of unearned discount                              (2,064)         (1,386)           (473)
         Net change in unrealized gains (losses) on
           mortgage-backed securities available for sale               (9,792)           (189)          2,830
         Sales of mortgage-backed securities                               --         (66,136)        (33,934)
         Principal repayments received on
           mortgage-backed securities                                 (80,602)        (92,920)        (28,414)
                                                                   ------------------------------------------
           Net increase(decrease) in  mortgage-backed securities      (33,399)         85,311          76,072
                                                                   ------------------------------------------
         At end of year                                             $ 269,022       $ 302,421       $ 217,110
                                                                   ==========================================


     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. The Bank held no collateralized mortgage obligations ("CMO") at December 31, 1999, 1998 and 1997. The Bank does not have any derivative instruments, including CMO's, with market values that are extremely sensitive to changes in interest rates.

     The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company's and the Bank's debt and equity securities at December 31, 1999. The stratification of balances is based on stated maturities. Equity securities and the FHLB-New York stock are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company and the Bank carry these investments at their estimated fair value in the consolidated financial statements.


                                                                    At December 31, 1999
                                       ------------------------------------------------------------------------------
                                                                                   Five to Ten        More than Ten
                                       One Year or Less    One to Five Years          Years               Years
                                       -----------------   ------------------   -----------------   -----------------

                                                 Weighted           Weighted             Weighted            Weighted
                                       Amortized Average   Amortized Average    Amortized Average   Amortized Average
                                         Cost    Yield       Cost      Yield       Cost     Yield     Cost      Yield
                                       -----------------   ------------------   -----------------   -----------------
                                                                                         (Dollars in thousands)
Securities available for sale

Bonds and other debt securities:

    U.S. government agencies                 --       --         --       --     $5,988      7.83%     $5,000    6.68%
    Public utility                                               --       --      1,001      7.96          --      --
                                             --       --
                                       -----------------   -----------------    -----------------   -----------------
      Total bonds and other debt
      securities                             --       --         --       --      6,989      7.85       5,000    6.68
                                       -----------------   -----------------    -----------------   -----------------

Equity securities:
    Common stock                        $ 1,655     1.50%        --       --         --        --          --      --
    Preferred stock
                                            835     8.84     $1,533     8.08%       308      7.29          --      --
                                       -----------------   -----------------    -----------------   -----------------
      Total equity securities

                                          2,490     3.96      1,533     8.08        308      7.29          --      --
                                       -----------------   -----------------    -----------------   -----------------

Mortgage-backed securities:
    FHLMC

                                            427     7.11         --       --      1,298      8.09       8,033    7.52
    FNMA

                                             52     7.10         --       --      2,657      6.79      11,930    7.75
    GNMA

                                             --       --         --       --         11      7.31     252,615    7.37
                                       -----------------   -----------------    -----------------   -----------------
      Total mortgage-backed securities
                                            479     7.11         --       --      3,966      7.22     272,578    7.39
                                       -----------------   -----------------    -----------------   -----------------

Interest-bearing deposits and Federal
    Funds sold                            9,019     4.05         --       --         --        --          --      --

FHLB--New York stock                     22,592     6.75         --       --         --        --          --      --
                                       ------------------  -----------------    -----------------   -----------------

      Total securities                  $34,580     5.85%    $1,533     8.08%   $11,264      7.61%   $277,578    7.38%
                                       =================   =================    =================   =================

                                                 At December 31, 1999
                                       ------------------------------------------
                                                   Total Securities
                                       ------------------------------------------
                                           Average
                                           Remaining                     Weighted
                                           Years to   Amortized Estimated Average
                                           Maturity    Cost    Fair Value   Yield
                                       ------------------------------------------

Securities available for sale

Bonds and other debt securities:

    U.S. government agencies              10.01     $10,988    $10,636       7.31%
    Public utility                         8.81       1,001      1,004       7.96

                                       ------------------------------------------
      Total bonds and other debt
      securities                           9.91      11,989     11,640       7.36
                                       ------------------------------------------

Equity securities:
    Common stock                           N/A        1,655      1,670       1.50
    Preferred stock
                                           1.91       2,676      2,684       8.23
                                       ------------------------------------------
      Total equity securities

                                           1.19       4,331      4,354       5.66
                                       ------------------------------------------

Mortgage-backed securities:
    FHLMC

                                          19.46       9,758      9,657       7.58
    FNMA

                                          20.13      14,639     14,602       7.57
    GNMA

                                          28.12     252,626    244,763       7.37
                                       ------------------------------------------
      Total mortgage-backed securities
                                          27.39     277,023    269,022       7.39
                                       ------------------------------------------

Interest-bearing deposits and Federal
    Funds sold                             N/A        9,019      9,019       4.05

FHLB--New York stock                       N/A       22,592     22,592       6.75
                                       ------------------------------------------

      Total securities                    26.44    $324,954   $316,627       7.23%
                                       ==========================================

Sources of Funds

     General. Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company's primary sources of funds for lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its nine full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management's intention to balance its goal to remain competitive in interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

     The Bank's core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. Certificate of deposit accounts opened with the Bank during the past several years were generally opened at rates which were lower than the weighted average rate paid by the Bank on its certificate of deposit accounts, and, maturing certificate of deposit accounts were generally reinvested by depositors in new certificate of deposit accounts which paid a lower rate than was paid on the maturing deposit. As a result, the Bank saw the cost of its certificate of deposit accounts decline to 5.24% in 1999 from 5.61% in 1998 and 5.68% in 1997. The decline in the cost of certificate of deposit accounts, coupled with a reduced rate paid on passbook accounts, resulted in the Bank's cost of interest-bearing deposits declining to 3.96% in 1999 from 4.43% in 1998 and 4.44% in 1997.

     During the second half of 1999, as interest rates began to increase, the Bank raised interest rates on its certificate of deposit accounts to remain competitive. The interest rates paid on certificate of deposit accounts opened during the later part of 1999 were generally at levels that were above the Bank's weighted average cost of existing certificate of deposit accounts. A continuation of increasing interest rates, or of rates on new certificate of deposit accounts at levels above the overall cost of funds being paid at year end, could result in an increase in the Company's cost of deposits and a narrowing of the Company's net interest margin.

     Included in deposits are certificates of deposit with a balance of $100,000 or greater totaling $43.0 million, $30.5 million and $29.9 million at December 31, 1999, 1998 and 1997, respectively.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                 At December 31,
                                     ---------------------------------------------------------------------
                                                    1999                                1998
                                     ---------------------------------- ----------------------------------
                                                  Percent    Weighted                 Percent     Weighted
                                                    of        Average                    of        Average
                                                   Total      Nominal                  Total       Nominal
                                       Amount     Deposits     Rate       Amount      Deposits      Rate
                                     -----------  --------   ---------  -----------   --------  ----------
                                                                              (Dollars in thousands)
Passbook accounts (1)                   $195,910     29.37%       2.07%    $203,949      30.71%       2.29%
NOW accounts (1)                          27,463      4.12        1.90       26,788       4.03        1.90
Demand accounts (1)                       20,490      3.07          --       27,505       4.14          --
Mortgagors' escrow deposits               11,023      1.65        0.79        6,563       0.99        1.06
                                     -----------  --------   ---------  -----------   --------  ----------
          Total                          254,886     38.21        1.83      264,805      39.87        1.98
                                     -----------   -------   ---------  -----------   --------  ----------

Money market accounts (1)                 40,378      6.05        3.23       28,439       4.28        2.69

Certificate of deposit accounts
   with original maturities of:

     6 Months and less                    46,265      6.94        4.36       54,268       8.17        4.30
     6 to 12 Months                       64,499      9.67        4.73       81,092      12.21        4.96
     12 to 30 Months                     171,087     25.67        5.42      139,397      21.00        5.71
     30 to 48 Months                      28,632      4.29        6.07       41,543       6.26        6.17
     48 to 72 Months                      60,309      9.04        6.24       50,323       7.58        6.22
     72 Months or more                       885      0.13        6.31        4,192       0.63        6.54
                                     -----------  ---------  ---------  -----------   --------  ----------
          Total certificate
            of deposit accounts          371,677     55.74        5.36      370,815      55.85        5.47
                                     -----------  ---------  ---------  -----------   --------  ----------
Total deposits (2)                      $666,941    100.00%       3.88%    $664,059     100.00%       3.96%
                                     ===========  =========  =========  ===========   ========  ==========


                                                 At December 31,
                                     --------------------------------------
                                                       1997
                                     -------------------------------------
                                                       Percent    Weighted
                                                          of        Average
                                                        Total      Nominal
                                           Amount      Deposits     Rate
                                     --------------  ---------  ----------

Passbook accounts (1)                      $201,668      30.75%       2.90%
NOW accounts (1)                             23,825       3.63        1.90
Demand accounts (1)                          19,263       2.94          --
Mortgagors' escrow deposits                   4,900       0.75        1.17
                                     --------------  ---------  ----------
          Total                             249,656      38.07        2.55
                                     --------------  ---------  ----------
Money market accounts (1)                    23,526       3.59        2.86

Certificate of deposit accounts
   with original maturities of:

     6 Months and less                       61,916       9.44        5.31
     6 to 12 Months                          75,340      11.49        5.53
     12 to 30 Months                        130,414      19.87        6.05
     30 to 48 Months                         56,209       8.57        6.48
     48 to 72 Months                         54,406       8.29        6.36
     72 Months or more                        4,444       0.68        6.67
                                     --------------  ---------  ----------
          Total certificate
            of deposit accounts             382,729      58.34        5.94
                                     --------------  ---------  ----------
Total deposits (2)                         $655,911     100.00%       4.54%
                                     ==============  =========  ==========

----------
(1) Weighted average nominal rate as of the year end date equals the stated rate offered.

(2) Included in the above balances are IRA and Keogh deposits totaling $86.8 million, $86.4 million and $85.8 million at December 31, 1999, 1998 and 1997, respectively.

     The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 1999.


                                                                                             At December 31, 1999
                                             At December 31,                ------------------------------------------------------
                                  -----------------------------------------   Within One   One to Three     There-
                                       1999         1998           1997          Year          Year         after         Total
                                  ------------ ------------  -------------- ------------- ------------- ------------- ------------
                                                                      (Dollars in thousands)
Certificate of deposit accounts:
2.99 or less                             $370          $136           $625          $275           $95           --           $370
3.00 to 3.99                            5,717        22,234             --         5,717            --           --          5,717
4.00 to 4.99                          131,874        82,899         21,265       122,392         7,755       $1,727        131,874
5.00 to 5.99                          172,863       161,122        220,994        62,027        92,959       17,877        172,863
6.00 to 6.99                           49,392        92,038        124,682        15,019        23,781       10,592         49,392
7.00 to 7.99                           11,461        12,386         15,163         7,363         4,098           --         11,461
                                  -----------  ------------  -------------  ------------  ------------  -----------   ------------
     Total                           $371,677      $370,815       $382,729      $212,793      $128,688      $30,196       $371,677
                                  ===========  ============  =============  ============  ============  ===========   ============

     The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 1999 and their annualized weighted average interest rates.


                                                    Amount            Weighted Average Rate
                                                --------------        ---------------------
                                                           (Dollars in thousands)
    Maturity Period:
         Three months or less                      $10,578                    5.11%
         Over three through six months               5,399                    5.18
         Over six through 12 months                  7,242                    5.53
         Over 12 months                             19,773                    5.90
                                                ----------            ------------
    Total                                          $42,992                    5.55%
                                                ==========            ============


     The following table presents the deposit activity of the Bank for the periods indicated.


                                                       For the Year Ended December 31,
                                                -----------------------------------------
                                                   1999             1998          1997
                                                ------------   ------------   -----------
    Net deposits/withdrawals) (1)                  $(22,100)      $(19,824)       $(6,009)
    Interest credited on deposits                    24,982         27,972         26,566
    Deposits acquired from New York Federal              --             --         50,875
                                                ------------   ------------   -----------
         Total increase (decrease) in deposits      $ 2,882         $8,148        $71,432
                                                ============   ============   ===========

----------
(1)  Includes mortgagors' escrow deposits.

     The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

                                                              For The Year Ended December 31,
                                  -------------------------------------------------------------------------------
                                                   1999                                     1998
                                  --------------------------------------   --------------------------------------
                                                  Percent of                               Percent of
                                      Average       Total        Average       Average       Total        Average
                                      Balance      Deposits        Cost        Balance     Deposits        Cost
                                  --------------------------------------   --------------------------------------
                                                                                   (Dollars in thousands)
Passbook accounts                     $200,601       30.19%         2.07%      $202,291       30.53%         2.74%
NOW accounts                            26,281        3.96          1.90         24,375        3.68          1.91
Demand accounts                         24,624        3.71            --         26,177        3.95            --
Mortgagors' escrow deposits             11,718        1.76          0.79          6,724        1.01          1.06
                                  --------------------------------------   --------------------------------------
     Total                             263,224       39.62          1.80        259,567       39.17          2.34
Money market accounts                   36,191        5.45          3.05         26,240        3.96          2.95
Certificate of deposit accounts        364,947       54.93          5.24        376,787       56.87          5.61
                                  --------------------------------------   --------------------------------------
     Total deposits                   $664,362      100.00%         3.76%      $662,594      100.00%         4.22%
                                  ======================================   ======================================
                                       For The Year Ended December 31,
                                    --------------------------------------
                                                     1997
                                    --------------------------------------
                                                   Percent of
                                       Average       Total         Average
                                        Balance      Deposits         Cost
                                    --------------------------------------

Passbook accounts                       $206,196       33.56%         2.85%
NOW accounts                              22,679        3.69          1.90
Demand accounts                           12,306        2.00            --
Mortgagors' escrow deposits                6,044        0.98          1.17
                                    --------------------------------------
     Total                               247,225       40.23          2.58
Money market accounts                     24,367        3.97          2.84
Certificate of deposit accounts          342,898       55.80          5.68
                                    --------------------------------------
     Total deposits                     $614,490      100.00%         4.32%
                                    ======================================


     Borrowings. Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See "Regulation -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company's consolidated financial statements. The cost of borrowed funds was 6.02%, 6.16% and 6.22% for 1999, 1998 and 1997, respectively. The average balances of borrowed funds were $379.3 million, $303.6 million and $132.3 million for 1999, 1998 and 1997, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                               At or For the Year Ended December 31,
                                                       ------------------------------------------------------
                                                                1999              1998              1997
                                                       -----------------  -----------------   ---------------
                                                                       (Dollars in thousands)
   Securities Sold with the Agreement to Repurchase

   Average balance outstanding                                 $118,849           $110,274             $6,904
   Maximum amount outstanding at any month
       end during the period                                   $120,000           $130,000           $100,000
   Balance outstanding at the end of period                    $110,000           $120,000           $100,000
   Weighted average interest rate during the period                5.83%              5.81%              5.84%
   Weighted average interest rate at end of period                 5.81%              5.83%              5.83%

   FHLB-NY Advances

   Average balance outstanding                                 $260,410           $193,299           $125,295
   Maximum amount outstanding at any month
       end during the period                                   $341,831           $216,406           $187,112
   Balance outstanding at the end of period                    $341,831           $215,458           $187,112
   Weighted average interest rate during the period                6.11%              6.36%              6.34%
   Weighted average interest rate at end of period                 6.09%              6.26%              6.34%

   Other Borrowings

   Average balance outstanding                                       --                 --                $75
   Maximum amount outstanding at any month
       end during the period                                         --                 --                $75
   Balance outstanding at the end of period                          --                 --                $75
   Weighted average interest rate during the period                  --                 --                 --
   Weighted average interest rate at end of period                   --                 --                 --

   Total Borrowings

   Average balance outstanding                                 $379,259           $303,573           $132,274
   Maximum amount outstanding at any month
       end during the period                                   $451,831           $346,406           $287,187
   Balance outstanding at the end of period                    $451,831           $335,458           $287,187
   Weighted average interest rate during the period                6.02%              6.16%              6.22%
   Weighted average interest rate at end of period                 6.02%              6.11%              6.16%

Subsidiary Activities

     At December 31, 1999, the Bank had three wholly-owned subsidiaries: FSB Properties, Inc. ("Properties"), Flushing Preferred Funding Corporation ("FPFC") and Flushing Service Corporation.

     (a) Properties was formed in 1976 under the Bank's New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. The Bank discontinued these activities in 1986. The last joint venture in which Properties was a partner was dissolved in 1989. The last remaining property acquired by the dissolution of these joint ventures was disposed of in 1998.

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

Personnel

     At December 31, 1999, the Bank had 178 full-time employees and 57 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Lending Activities

     Multi-family and commercial real estate loans, the increased origination of which is part of management's strategy, and construction loans, the level of which remains low but has been increasing, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential loans and typically involve higher principal amounts per loan. Repayment of multi-family and commercial real estate loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.

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

     There can be no assurance that the Bank will be able to successfully implement its business strategies. In assessing the future earnings prospects of the Bank, investors should consider, among other things, the Bank's level of origination of one-to-four family loans, the Bank's emphasis on commercial real estate and multi-family loans and the greater risks associated with such loans. See "Business -- Lending Activities".

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

     A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors may require additions to the allowance for loan losses in future periods above those currently revealed. These factors include: (i) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (ii) changes in the financial capacity of individual borrowers, (iii) changes in the local real estate market and the value of the Bank's loan collateral, and (iv) future review and evaluation of the Bank's loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See "Business - Allowance for Loan Losses."

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

     A thrift institution required to change its method of computing reserves for bad debt is required to treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amount of the thrift institution's "applicable excess reserves" must be included in income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995. In the case of a thrift institution that is treated as a large bank, such as the Bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). The Bank's applicable excess reserves as of December 31, 1995 were approximately $300,000; of which $120,000 remains to be included in future taxable income as of December 31, 1999.

     Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders that are considered to result in distributions from the pre-1988 reserves or the supplemental reserve for losses on loans ("excess distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution. Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation--Restrictions on Dividends and Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

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

Loans-to-One Borrower Limits

     The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At December 31, 1999, the largest amount the Bank could lend to one borrower was approximately $15.8 million, and at that date, the Bank's largest aggregate amount of loans-to-one borrower was $11.4 million, all of which was performing according to its terms. See "Business--Lending Activities."

Insurance of Accounts

     The deposits of the Bank are insured up to $100,000 per depositor (as defined by law and regulations) by the FDIC. Approximately 97% of the Bank's deposits are presently insured by the FDIC under the BIF. The remainder are insured by the FDIC under the SAIF. The deposits insured under the SAIF are those acquired in the acquisition of New York Federal. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

     The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications.

     Assessment rates during most of 1995 ranged from $0.23 per $100 of deposits for an institution in the highest category to $0.31 of deposits for an institution in the lowest category. On August 8, 1995, the FDIC amended its regulation on assessments to establish a new assessment rate schedule for the BIF ranging from $0.04 per $100 of deposits for an institution in the highest category to $0.31 per $100 of deposits for an institution in the lowest category. The FDIC's new rate schedule for the BIF was made effective with the first day of the month following the month in which the BIF achieved full capitalization to the statutory required 1.25% reserve ratio, which occurred in the second half of 1995.

     As a result of the lowering of BIF rates in August 1995, the Bank paid $824,000 in deposit insurance premiums for the year ended December 31, 1995. Thereafter, the FDIC voted to reduce the BIF assessment schedule even further so that most BIF members, including the Bank, paid a statutory minimum annual assessment rate of $2,000 for 1996. Deposit insurance for SAIF members was revised to the same schedule as BIF members effective January 1, 1997. As of the date of this Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 1999, the Bank's annual assessment rate was 0.00%.

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

     On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act eliminated the deposit insurance premium disparity that existed since the second half of 1995 between banks insured by the BIF and thrifts insured by the SAIF. The

Act (i) required SAIF institutions to pay a one-time special assessment to bring the SAIF's reserve ratio up to 1.25%, (ii) requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s, and (iii) requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate for the first quarter of 2000 was $0.0212 per $100 of deposits for both BIF and SAIF institutions. For the second quarter of 2000, the rate is set at $0.0208 per $100 of deposits for both BIF and SAIF institutions. These rates are subject to change. The Bank paid $100,000, $102,000 and $87,000 for its share of the interest due on FICO bonds in 1999, 1998 and 1997, respectively.

Liquidity Requirements

     The Bank is subject to OTS regulations that require maintenance of an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The OTS may vary the amount of the liquidity requirement by regulation, but only within pre-established statutory limits of no less than 4% and no greater than 10%. For the greater part of 1997, OTS regulation set the liquidity requirement at 5%, with a 1% short-term liquidity requirement. Amendments to OTS regulations, effective November 27, 1997, reduced the liquidity requirement from 5% to 4% and removed the 1% short-term liquidity requirement. In addition, these amendments eliminated the requirement that obligations of FNMA, GNMA and FHLMC must have five years or less remaining until maturity to qualify as a liquid asset. At December 31, 1999, the Bank's liquidity ratio, computed in accordance with the OTS requirements, as amended, was 9.72%. Unlike the Bank, the Company is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

Qualified Thrift Lender Test

     Institutions regulated by the OTS are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of its portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (i) making an investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 1999, the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

     The Bank is in compliance with these regulations.

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

     Under OTS capital distribution regulations which became effective April 1, 1999, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meet any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS, if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years, if it would not be at least adequately capitalized following the distribution, or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not otherwise required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution, if the association's proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations, or if it is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. At December 31, 1999, the Bank's allowable capital distribution was approximately $13.5 million.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 1999, the Bank was required to maintain $22.6 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

     Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 1999, the Bank's OTS assessments were $200,000 for that period.

Branching

     OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

     Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution's compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of "2" in its most recent completed CRA examination which was completed by the OTS in July 1997. The OTS commenced a CRA examination in March 2000, which has not yet been completed. Under OTS regulations, a CRA rating of "2" is the second highest rating available on a scale from "1" to "4" with "1" being assigned to institutions that have an outstanding record of meeting community credit needs and "4" being assigned to institutions that are in substantial noncompliance in meeting community credit needs. An institution that receives a "2" is considered to have a satisfactory record of meeting community credit needs. Institutions that receive unsatisfactory ratings (i.e., "3" or "4") may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings.

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

     The OTS' capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At December 31, 1999, the Bank's capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

     Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1999, the Bank had intangible assets consisting of $4.6 million in goodwill and no purchased mortgage servicing rights. At that date, the Bank's tangible capital ratio was 8.28%.

     In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

     Core Capital Requirement. The current OTS core capital requirement ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity
(including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 1999, the Bank's core capital ratio was 8.28%.

     Effective October 1, 1998, the OTS relaxed regulations limiting the amount of servicing assets, together with purchased credit card receivables, includable in core capital from 50% of such capital to 100% of such capital, subject to limitations on fair value. At December 31, 1999, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

     Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (i) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (ii) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (iv) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 1999, the Bank's risk-based capital ratio was 16.33%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

     In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 1999, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk," included in the Annual Report to Shareholders and incorporated herein by reference.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 1999, the Bank was in compliance with these requirements.

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

     The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1999, the Bank met the criteria to be considered a "well capitalized" institution.

Recently Enacted Legislation and Proposed Changes

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Modernization Act"). Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with nonbanking firms, but "grandfathers" existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See "--Company Regulation." Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible and could lead to further consolidation in the financial services industry and an increase in the service offerings of our competitors. We cannot predict at this time, however, the resulting changes in the competitive environment in the Bank's market area or the impact, if any, of such changes on the Bank or the Company.

     The Modernization Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004, to provide such notices.

     In addition, the Modernization Act calls for heightened privacy protection of customer information gathered by financial institutions. The OTS has recently proposed regulations implementing the privacy protection provisions of the Modernization Act. Under the proposed regulations, each financial institution is to (i) adopt procedures to protect customers' "non-public personal information",
(ii) disclose its privacy policy, including identifying to customers others with whom it shares "non-public personal information", at the time of establishing the customer relationship and annually thereafter, and (iii) provide its customers with the ability to "opt-out" of having the financial institution share their personal information with affiliated third parties. The proposed regulations suggest an effective date of November 13, 2000. This date may be changed in the final regulations. We intend to review our current privacy protection policy for compliance with these regulations when they are adopted in final form and to amend that policy as needed.

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

     As a unitary savings and loan holding company, the Company currently is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the QTL test. See "--Qualified Thrift Lender Test". Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

Item 2.    Properties.

     The Bank conducts its business through nine full-service offices. The Bank's main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                         Date Leased or    Lease Expiration         Net Book Value at
               Office                Leased or Owned       Acquired             Date                December 31, 1999
               ------                ---------------       --------             ----                -----------------
Main Office
    144-51 Northern Blvd.
    Flushing, NY 11354.............        owned               1972                NA                     $2,548,492

Broadway Branch
    159-18 Northern Blvd.
    Flushing, NY 11358.............        owned               1962                NA                        958,824

Auburndale Branch
    188-08 Hollis Court Blvd.
    Flushing, NY 11358.............        owned               1991                NA                      1,212,743

Springfield Branch
    61-54 Springfield Blvd.
    Bayside, NY 11364..............       leased               1991            11/30/2001                     31,492

Bay Ridge Branch
    7102 Third Avenue
    Brooklyn, NY 11209.............        owned               1991                NA                        414,919

Irving Place Branch
    33 Irving Place
    New York, NY 10003.............       leased               1991            11/30/2001                    441,406

New Hyde Park Branch
    661 Hillside Avenue
    New Hyde Park, NY 11040........       leased               1971            12/31/2011                     51,793

Supermarket Branch
    653 Hillside Avenue
    New Hyde Park, NY 11040........       leased               1998             6/01/2003                    236,247

Supermarket Branch
    713 Coop City Boulevard
    Bronx, NY 10475................       leased               1999            11/10/2004                    306,449

Total premises and equipment, net                                                                         $6,202,365


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

Item 4. Submission of Matters to a Vote of Security Holders.

     None

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

     The information regarding Flushing Financial Corporation common stock and related stockholder matters appears on page 6 of the 1999 Annual Report to Shareholders ("Annual Report") under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Interest Rate Risk" on page 11 of the Annual Report and in Notes 14 and 15 of the Notes to Consolidated Financial Statements is incorporated herein by this reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000 under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

Item 11. Executive Compensation.

     Information regarding executive compensation appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000 under the caption "Executive Compensation" and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000 under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2000 under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

Item 13.   Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions appears in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000 under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and is incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements

     The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by this reference:

     o    Consolidated Statements of Condition at December 31, 1999 and 1998

     o Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999

     o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1999

     o Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999

     o    Notes to Consolidated Financial Statements

     o    Report of Independent Accountants

     The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as a part of this report, except as expressly provided herein.

     2.   Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by this reference:

(b) Reports on Form 8-K filed during the last quarter of fiscal 1999

     None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
------
3.1                 Articles of Incorporation of Flushing Financial Corporation (1)
3.2                 By-Laws of Flushing Financial Corporation (1)
4.1                 Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and
                    State Street Bank and Trust Company, as Rights Agent (10)
10.1                Annual Incentive Plan for Selected Officers (1)
10.2                Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (1)(6)
10.3                Employment Agreements between Flushing Financial Corporation and
                      Certain Officers (2)(6)
10.3(a)             Amendment No. 1 to Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (3)
10.3(b)             Amendment to Employment Agreement between Flushing Financial Corporation and Certain Officers (including Michael J. Hegarty) (3)
10.3(c)             Amendment No. 3 to Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty, and Amendment No. 2 to Employment Agreement between
                      Flushing Savings Bank, FSB and Michael J. Hegarty  (4)
10.4                Special Termination Agreements (2)
10.5                Employee Severance Compensation Plan of Flushing Savings Bank, FSB (1)
10.6(a)             Amended and Restated Outside Director Retirement Plan (9)
10.6(b)             Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (2)
10.7                Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (1)
10.8                Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
                      Corporation, and each Director (1)
10.8(a)             Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
                      Corporation, and each Director (3)
10.8(b)             Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
                      Corporation, and Certain Officers (3)(6)
10.9                Employee Benefit Trust Agreement (1)
10.9(a)             Amendment to the Employee Benefit Trust Agreement (9)
10.10               Loan Document for Employee Benefit Trust (1)
10.11               Guarantee by Flushing Financial Corporation (1)
10.12               Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial
                      Corporation and Gerard P. Tully, Sr. (4)
10.12(a)            Amendment to Gerard P. Tully, Sr. Consulting Agreement (9)
10.12(b)            Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (12)
10.12(c)            Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement
10.13               Flushing Financial Corporation 1996 Restricted Stock Incentive Plan (7)
10.14               Flushing Financial Corporation 1996 Stock Option Incentive Plan (7)
10.15               Amendments to 1996 Restricted Stock Incentive Plan (8)
10.16               Amendments to 1996 Stock Option Incentive Plan (8)
10.17               Agreement and Plan of Merger as of April 24, 1997, by and between Flushing
                      Financial Corporation, Flushing Savings Bank, FSB and New York Federal
                      Savings Bank (5)
10.18               Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial
                      Corporation and James F. McConnell (11)
10.19               Retirement Agreement between Flushing Savings Bank, FSB, Flushing Financial
                      Corporation and James F. McConnell (11)
13.1                1999 Annual Report to Shareholders

Exhibit
Number
------
22.1                Subsidiaries information incorporated herein by reference to Part I - Subsidiary Activities
23.1                Consent of Independent Accountants
27                  Financial Data Schedule
99.1                Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, which  will be filed with the SEC within 30 days from the date this Form 10-K is filed.

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

(12) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 29, 2000.

                                         FLUSHING FINANCIAL CORPORATION


                                         By: /s/ MICHAEL J. HEGARTY
                                             -----------------------------------
                                             Michael J. Hegarty
                                             President and CEO


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

Signature                             Title                                                      Date
---------                             -----                                                      ----
/S/ MICHAEL J. HEGARTY                Director, President (Principal Executive Officer)          March 29, 2000
----------------------------------
     Michael J. Hegarty

/S/ GERARD P. TULLY, SR.              Director, Chairman                                         March 29, 2000
----------------------------------
     Gerard P. Tully, Sr.


/S/ MONICA C. PASSICK                 Treasurer (Principal Financial and Accounting Officer)     March 29, 2000
----------------------------------
     Monica C. Passick

/S/ JAMES D. BENNETT                  Director                                                   March 29, 2000
----------------------------------
     James D. Bennett

/S/ JOHN M. GLEASON                   Director                                                   March 29, 2000
----------------------------------
     John M. Gleason

/S/ LOUIS C. GRASSI                   Director                                                   March 29, 2000
----------------------------------
     Louis C. Grassi

/S/ ROBERT A. MARANI                  Director                                                   March 29, 2000
----------------------------------
     Robert A. Marani

/S/ JOHN O. MEAD                      Director                                                   March 29, 2000
----------------------------------
     John O. Mead

/S/ VINCENT F. NICOLOSI               Director                                                   March 29, 2000
----------------------------------
     Vincent F. Nicolosi

/S/ FRANKLIN F. REGAN, JR.            Director                                                   March 29, 2000
----------------------------------
     Franklin F. Regan, Jr.


/S/ JOHN E. ROE, SR.                  Director                                                   March 29, 2000
----------------------------------
     John E. Roe, Sr.


/S/ MICHAEL J. RUSSO                  Director                                                   March 29, 2000
----------------------------------
     Michael J. Russo
