Form 10-Q
period 2000-03-31
FLUSHING FINANCIAL CORP
filed 2000-05-08
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

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

      The number of shares of the registrant's Common Stock outstanding as of April 21, 2000 was 9,574,713 shares.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  --  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

     Consolidated Statements of Financial Condition..........................1

     Consolidated Statements of Operations and Comprehensive Income .........2

     Consolidated Statements of Cash Flows...................................3

     Consolidated Statements of Changes in Stockholders' Equity .............4

     Notes to Consolidated Statements........................................5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................6

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.........16

PART II.  --  OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................16

ITEM 2.  Changes in Securities and Use of Proceeds..........................16

ITEM 3.  Defaults Upon Senior Securities....................................16

ITEM 4.  Submission of Matters To A Vote of Security Holders ...............16

ITEM 5.  Other Information..................................................16

ITEM 6.  Exhibits and Reports on Form 8-K...................................16

SIGNATURES..................................................................17

EXHIBITS....................................................................18

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)                       March 31, 2000     December 31, 1999
-----------------------------------------------------------------------------------------------------
ASSETS                                                            (Unaudited)
Cash and due from banks                                          $      11,872      $      29,059
Federal funds sold and overnight interest-earning deposits              17,780              5,875
Securities available for sale:
    Mortgage-backed securities                                         272,561            269,022
    Other securities                                                    15,823             15,994
Loans:
    1-4 Family residential mortgage loans                              430,977            414,194
    Multi-family mortgage loans                                        318,264            310,594
    Commercial real estate loans                                       141,216            137,072
    Co-operative apartment loans                                         8,824              8,926
    Construction loans                                                   7,044              6,198
    Small Business Administration loans                                  2,986              2,369
    Consumer and other loans                                             3,094              3,379
    Net unamortized premiums and unearned loan fees                         53                (28)
    Allowance for loan losses                                           (6,790)            (6,818)
                                                                  -------------       ------------
         Net loans                                                     905,668            875,886
Interest and dividends receivable                                        7,177              6,812
Real estate owned, net                                                      60                368
Bank premises and equipment, net                                         6,102              6,202
Federal Home Loan Bank of New York stock                                23,088             22,592
Goodwill                                                                 4,546              4,638
Other assets                                                            13,030             13,081
                                                                  -------------       ------------
          Total assets                                           $   1,277,707      $   1,249,529
                                                                  =============       ============
LIABILITIES
Due to depositors:
    Non-interest bearing                                         $      22,792      $      20,490
    Interest-bearing                                                   634,579            635,428
Mortgagors' escrow deposits                                             15,142             11,023
Borrowed funds                                                         461,753            451,831
Other liabilities                                                       24,196             12,581
                                                                  -------------       ------------
          Total liabilities                                          1,158,462          1,131,353
                                                                  -------------       ------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)              --                 --
Common stock ($0.01 par value; 20,000,000 shares authorized;
 11,355,678 shares issued; 9,580,471 and 9,725,971 shares
 outstanding at March 31, 2000 and December 31, 1999,
 respectively)                                                             114                114
Additional paid-in capital                                              75,969             75,952
Treasury stock (1,775,207 and 1,629,707 shares at March 31,
 2000 and December 31, 1999, respectively)                             (27,234)           (25,308)
Unearned compensation                                                   (8,849)            (9,142)
Retained earnings                                                       83,578             81,056
Accumulated other comprehensive income                                  (4,333)            (4,496)
                                                                  -------------       ------------
          Total stockholders' equity                                   119,245            118,176
                                                                  -------------       ------------
          Total liabilities and stockholders' equity             $   1,277,707      $   1,249,529
                                                                  =============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                                  For the three months
                                                                     ended March 31,
                                                                 ------------------------
(In thousands, except per share data)                              2000           1999
-----------------------------------------------------------------------------------------
                                                                        (Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                      $  18,036      $  15,891
Interest and dividends on securities:
    Interest                                                        4,991          4,632
    Dividends                                                          67             58
Other interest income                                                 182            175
                                                                 ---------       --------
          Total interest and dividend income                       23,276         20,756
                                                                 ---------       --------
INTEREST EXPENSE
Deposits                                                            6,420          6,219
Other interest expense                                              6,700          5,067
                                                                 ---------       --------
          Total interest expense                                   13,120         11,286
                                                                 ---------       --------
NET INTEREST INCOME                                                10,156          9,470
Provision for loan losses                                              --             24
                                                                 ---------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                10,156          9,446
                                                                 ---------       --------
NON-INTEREST INCOME
Other fee income                                                      524            458
Net gain on sales of securities and loans                              35            120
Other income                                                          517            412
                                                                 ---------       --------
          Total non-interest income                                 1,076            990
                                                                 ---------       --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                      2,954          2,784
Occupancy and equipment                                               517            513
Professional services                                                 592            596
Data processing                                                       331            296
Depreciation and amortization                                         264            256
Other operating expenses                                            1,090          1,161
                                                                 ---------       --------
          Total non-interest expense                                5,748          5,606
                                                                 ---------       --------
INCOME BEFORE INCOME TAXES                                          5,484          4,830
                                                                 ---------       --------
PROVISION FOR INCOME TAXES
Federal                                                             1,675          1,510
State and local                                                       409            301
                                                                 ---------       --------
          Total taxes                                               2,084          1,811
                                                                 ---------       --------
NET INCOME                                                      $   3,400      $   3,019
                                                                 =========       ========

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period     $     163      $    (419)
    Less: reclassification adjustments for gains included
          in income                                                    --            (35)
                                                                  ---------      --------
          Net unrealized holding gains (losses)                       163           (454)
                                                                  ---------      --------
COMPREHENSIVE NET INCOME                                        $   3,563      $   2,565
                                                                  =========      ========

Basic earnings per share                                            $0.40          $0.32
Diluted earnings per share                                          $0.39          $0.31


The accompanying notes are an integral part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            For the three months ended
                                                                                                     March 31,
                                                                                         --------------------------------
(In thousands)                                                                              2000               1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                                                           $       3,400      $       3,019
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                  --                 24
     Depreciation and amortization of bank premises and equipment                              264                256
     Amortization of goodwill                                                                   92                 92
     Net gain on sales of securities                                                            --                (64)
     Net gain on sales of loans                                                                (35)               (56)
     Net gain on sales of real estate owned                                                   (110)                --
     Amortization of unearned premium, net of accretion of unearned discount                   397                874
     Amortization of deferred income                                                          (216)              (240)
     Deferred income tax provision (benefit)                                                   106               (176)
     Deferred compensation                                                                      41                 31
Net increase in other assets and liabilities                                                 1,040                984
Unearned compensation                                                                          372                307
                                                                                        ------------       ------------
          Net cash provided by operating activities                                          5,351              5,051
                                                                                        ------------       ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of bank premises and equipment                                                      (164)              (107)
Purchases of Federal Home Loan Bank shares                                                    (496)              (386)
Purchases of securities available for sale                                                  (2,286)           (32,510)
Proceeds from sales and calls of securities available for sale                                  --              7,540
Proceeds from maturities and prepayments of securities available for sale                    8,989             34,909
Net originations and repayment of loans                                                    (23,351)           (15,816)
Purchases of loans                                                                          (6,361)            (5,319)
Proceeds from sales of real estate owned                                                       418                 --
                                                                                        ------------       ------------
          Net cash used by investing activities                                            (23,251)           (11,689)
                                                                                        ------------       ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits                                     2,302             (4,152)
Net decrease in interest-bearing deposits                                                     (849)            (5,743)
Net increase in mortgagors' escrow deposits                                                  4,119              5,629
Net decrease in short-term borrowed funds                                                  (20,000)                --
Net increase  in long-term borrowed funds                                                   29,922             18,651
Purchases of treasury stock, net                                                            (2,004)            (8,694)
Cash dividends paid                                                                           (872)              (762)
                                                                                        ------------       ------------
          Net cash provided by financing activities                                         12,618              4,929
                                                                                        ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (5,282)            (1,709)
Cash and cash equivalents, beginning of period                                              34,934             22,734
                                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $      29,652      $      21,025
                                                                                        ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                        $      12,719      $      11,399
Income taxes paid                                                                               79              1,773
Non-cash activities:
    Purchase of securities not yet settled                                                   9,988                 --


The accompanying notes are an integral part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                              For the three months ended
(Dollars in thousands)                                                               March 31, 2000
---------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance, beginning of period                                                    $                  114
No activity                                                                                         --
                                                                                   ---------------------
         Balance, end of period                                                 $                  114
                                                                                   =====================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                    $               75,952
Award of shares released from Employee Benefit Trust (1,189 common shares)                           7
Tax benefit of unearned compensation                                                                10
                                                                                   ---------------------
         Balance, end of period                                                 $               75,969
                                                                                   =====================
TREASURY STOCK
Balance, beginning of period                                                    $              (25,308)
Purchases of common shares outstanding (150,500 shares)                                         (2,004)
Restricted stock awards (5,000 common shares)                                                       78
                                                                                   ---------------------
         Balance, end of period                                                 $              (27,234)
                                                                                   =====================
UNEARNED COMPENSATION
Balance, beginning of period                                                    $               (9,142)
Restricted stock award expense                                                                     276
Restricted stock award (5,000 shares)                                                              (72)
Release of shares from Employee Benefit Trust (11,553 common shares)                                89
                                                                                   ---------------------
         Balance, end of period                                                 $               (8,849)
                                                                                   =====================
RETAINED EARNINGS
Balance, beginning of period                                                    $               81,056
Net income                                                                                       3,400
Restricted stock awards (5,000 common shares)                                                       (6)
Cash dividends declared and paid                                                                  (872)
                                                                                   ---------------------
         Balance, end of period                                                 $               83,578
                                                                                   =====================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                    $               (4,496)
Change in net unrealized gain (loss), net of taxes of approximately $139 on
   securities available for sale                                                                   163
                                                                                   ---------------------
         Balance, end of period                                                 $               (4,333)
                                                                                   =====================

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

2.  USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.  EARNINGS PER SHARE

Basic earnings per share for the quarters ended March 31, 2000 and 1999 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

                                                                       March 31,
                                                               --------------------
(Amounts in thousands except per share data)                        2000      1999
-----------------------------------------------------------------------------------

Net income                                                        $3,400    $3,019
Divided by:
     Weighted average common shares outstanding                    8,512     9,509
     Weighted average common stock equivalents                       126       198
Total weighted average common shares & common stock equivalents    8,638     9,707
Basic earnings per share                                           $0.40     $0.32
Diluted earnings per share                                         $0.39     $0.31
Dividends paid per share                                           $0.10     $0.08
Dividend payout ratio                                               25.6%     25.8%


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through nine banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations include the collective results of Flushing Financial Corporation and the Bank (collectively, the "Company"), but reflects principally the Bank's activities.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1999 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1999. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates",
"predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999

GENERAL. Net income for the quarter ended March 31, 2000 increased 12.6% to $3.4 million, or $0.39 per diluted share, from the $3.0 million, or $0.31 per diluted share, earned in the quarter ended March 31, 1999. The return on average assets for the first quarter of 2000 increased to 1.10% from 1.06% for the comparable 1999 period, while the return on average equity for the first quarter of 2000 increased to 11.71% from 9.28% for the comparable 1999 period.

INTEREST INCOME. Total interest and dividend income increased $2.5 million, or 12.1%, to $23.3 million for the three months ended March 31, 2000 from $20.8 million for the three months ended March 31, 1999. This increase was primarily the result of a $108.3 million increase in the average balance of interest-earning assets for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The average balance of mortgage loans, net increased $125.1 million in the first quarter of 2000 as compared to the first quarter of 1999, which was partially offset by a $19.7 million decrease in the average balance of mortgage-backed securities for the first quarter of 2000 compared to the first quarter of 1999. The yield on interest-earning assets increased 15 basis points to 7.83% for the first quarter of 2000 from 7.68% for the first quarter of 1999. The improvement in the yield on interest earning assets is  primarily  attributed  to the  increase  in the  average  balance  of mortgage loans and an increase of 86 basis points in the yield on mortgage-backed securities, both of which, however, were partially offset by a 23 basis point decrease in the yield on mortgage loans.

INTEREST EXPENSE. Interest expense increased $1.8 million, or 16.3%, to $13.1 million for the three months ended March 31, 2000 from $11.3 million for the three months ended March 31, 1999, primarily due to an increase of $117.5 million in the average balance of interest-bearing liabilities. The cost of interest-bearing liabilities increased 17 basis points to 4.81% for the quarter ended March 31, 2000 from 4.64% for the quarter ended March 31, 1999 as certificates of deposit renewed at higher rates and the Bank increased its use of higher costing borrowed funds to fund asset growth.

NET INTEREST INCOME. For the three months ended March 31, 2000, net interest income increased $0.7 million, or 7.2%, to $10.2 million from $9.5 million in the three months ended March 31, 1999, for reasons stated above. The net interest margin declined eight basis points to 3.42% for the three months ended March 31, 2000 from 3.50% for the comparable 1999 period. However, the net interest margin of 3.42% for the quarter ended March 31, 2000 reflects a four basis point improvement over the 3.38% level for the prior quarter ended December 31, 1999, as the yield on interest-earning assets increased eight basis points while the cost of funds increased two basis points from the prior quarter.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 2000 compared to $24,000 for the three months ended March 31, 1999. The allowance for loan losses was $6.8 million at March 31, 2000 and December 31, 1999. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


NON-INTEREST INCOME. Total non-interest income increased by 8.7% to $1,076,000 for the three months ended March 31, 2000 from $990,000 for the three months ended March 31, 1999. The increase is due primarily to higher fee income from mortgage originations and banking services and an increase in dividends received on Federal Home Loan Bank of New York stock.

NON-INTEREST EXPENSE. Non-interest expense increased by $142,000, or 2.5%, to $5.7 million for the three months ended March 31, 2000 as compared to $5.6 million for the three months ended March 31, 1999. Salaries and benefits increased $170,000. Other operating expenses decreased $71,000, primarily due to gains realized on the sales of real estate owned. Management continues to monitor expenditures resulting in efficiency ratios, which exclude distortions from non-recurring items, of 51.2% and 52.9% for the three months ended March 31, 2000 and 1999, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $0.7 million, or 13.5%, to $5.5 million for the three months ended March 31, 2000 as compared to $4.8 million for the three months ended March 31, 1999, primarily due to the increase in net interest income.

PROVISION FOR INCOME TAXES. Income tax expense increased $273,000 to $2.1 million for the three months ended March 31, 2000 as compared to $1.8 million for the three months ended March 31, 1999, primarily as a result of the increase in income before income taxes.

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 2000 were $1.28 billion, an increase of $28.2 million from December 31, 1999. During the first quarter of 2000, loan originations and purchases were $26.7 million for 1-4 family residential mortgage loans, $16.5 million for multi-family real estate loans, $8.6 million for commercial real estate loans and $0.8 million in construction loans. During the first quarter of 1999, loan originations and purchases were $24.7 million for 1-4 family residential mortgage loans, $14.4 million for multi-family real estate loans, $10.4 million for commercial real estate loans and $1.3 million in construction loans. Total loans, net, increased $29.8 million during the first quarter of 2000 to $905.7 million from $875.9 million at December 31, 1999.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.0 million at March 31, 2000 compared to $3.6 million at December 31, 1999 and $3.5 million at March 31, 1999. Total non-performing assets as a percentage of total assets were 0.16% at March 31, 2000 compared to 0.29% at December 31, 1999 and 0.31% at March 31, 1999. The ratio of allowance for loan losses to total non-performing loans was 348.66% at March 31, 2000 compared to 213.29% at December 31, 1999 and 200.95%
at March 31, 1999.

LIABILITIES. Total liabilities increased $27.1 million to $1.16 billion at March 31, 2000 from $1.13 billion at December 31, 1999. The change in total liabilities was due primarily to an increase in FHLB borrowings of $9.9 million during the first quarter of 2000 bringing FHLB borrowings to $461.8 million at March 31, 2000. Other liabilities increased $11.6 million primarily due to a security purchase at quarter end that settled the first week of the following quarter.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


EQUITY. Total stockholders' equity increased $1.0 million to $119.2 million at March 31, 2000 from $118.2 million at December 31, 1999. The increase is primarily due to $3.4 million in net income for the three months ended March 31, 2000, offset by $2.0 million in treasury shares purchased through the Company's stock repurchase plans, and $0.9 million in cash dividends paid during the current quarter. Quarterly dividends per share were increased to $0.10 per share for the first quarter of 2000 from $0.08 per share in the fourth quarter of 1999. Book value per share improved to $12.45 per share at March 31, 2000 from $12.15 per share at December 31, 1999 and $12.14 at March 31, 1999.

Under its stock repurchase programs, the Company repurchased 150,500 shares during the quarter, leaving 238,445 shares to be repurchased under the current stock repurchase program at March 31, 2000.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At March 31, 2000 and December 31, 1999, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 9.44% and 9.72%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASH FLOW. During the first quarter of 2000, funds provided by the Company's operating activities amounted to $5.4 million. These funds, together with $12.6 million provided by financing activities and funds available at the beginning of the quarter, were utilized to fund net investing activities of $23.3 million. The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate loans. During the quarter ended March 31, 2000, the net total of loan originations less loan repayments was $23.4 million, and the total amount of real estate loans purchased was $6.4 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the quarter ended March 31, 2000, the Company purchased a total of $2.3 million in securities available for sale. Funds for investment were also provided by $9.0 million in sales, calls, maturities, and prepayments of securities available for sale, and $29.9 million of net increased borrowings from the FHLB-NY with original maturities greater than one year. The Company also used funds of $2.0 million for treasury stock repurchases and $0.9 million in dividend payments during the quarter ended March 31, 2000 .

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


INTEREST RATE RISK

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company's stockholders' equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2000. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level for Net Interest Income and the Net Portfolio Value Ratio. However, for Net Portfolio Value, the Company does not meet the guidelines established by the Board of Directors for plus 100 and 300 basis points, which exceed the Board's guidelines of minus 15% and minus 45%. During the quarter ended March 31, 2000, measures were taken to reduce the Company's interest rate risk exposure, which are reflected in the reductions seen in the changes in Net Interest Income. The Company was able to reduce its exposure to interest rate fluctuations during a period of rising interest rates. The Company will continue to monitor its interest rate risk exposure and take additional steps to bring all measurements within guidelines.


                            PROJECTED PERCENTAGE CHANGE IN
                            ------------------------------
Change in Interest Rate      Net Interest    Net Portfolio      Net Portfolio
                               Income            Value           Value Ratio
------------------------------------------------------------------------------

-300 Basis points                2.40%           22.36%            13.92%
-200 Basis points                4.95            19.79             13.95
-100 Basis points                4.27            13.83             13.59
Base interest rate                 --               --             12.35
+100 Basis points               -5.28           -16.72             10.69
+200 Basis points              -11.32           -33.68              8.85
+300 Basis points              -17.66           -49.67              6.98


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2000, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2000.


(Dollars in thousands)              Amount                 Percent of Assets
----------------------------------------------------------------------------

TANGIBLE CAPITAL:
     Capital level                      $106,242                     8.37%
     Requirement                          19,029                     1.50
     Excess                               87,213                     6.87

CORE CAPITAL:
     Capital level                      $106,242                     8.37%
     Requirement                          50,745                     4.00
     Excess                               55,497                     4.37

RISK-BASED CAPITAL:
     Capital level                      $113,033                    15.97%
     Requirement                          56,639                     8.00
     Excess                               56,394                     7.97


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest- bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest- bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three months ended March 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                                 For the three months ended March 31,
                                                   ----------------------------------------------------------------
                                                               2000                             1999
                                                   ----------------------------------------------------------------
(Dollars in thousands)                             Average              Average      Average              Average
                                                   Balance   Interest Yield/Cost     Balance   Interest Yield/Cost
-------------------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
    Mortgage loans, net                          $  882,135   $17,884       8.11%  $  757,061   $15,788       8.34%
    Other loans                                       5,816       152      10.45        4,511       103       9.13
    Mortgage-backed securities                      273,288     4,770       6.98      292,989     4,486       6.12
    Other securities                                 16,319       288       7.06       12,967       204       6.29
    Interest-earning deposit and
      federal funds sold                             11,573       182       6.29       13,308       175       5.26
                                                 -------------------------------   -------------------------------
          Total interest-earning assets           1,189,131    23,276       7.83    1,080,836    20,756       7.68
                                                              ------------------                ------------------
Non-interest earning assets                          51,671                            54,327
                                                 ----------                        ----------
          Total assets                           $1,240,802                        $1,135,163
                                                 ==========                        ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
    Passbook accounts                            $  193,718     1,000       2.06     $202,552     1,037       2.05
    NOW accounts                                     26,823       127       1.89       26,053       123       1.89
    Money market accounts                            41,606       339       3.26       30,851       214       2.77
    Certificate of deposit accounts                 371,447     4,944       5.32      368,129     4,826       5.24
    Mortgagors' escrow deposits                      12,582        10       0.32        9,543        19       0.80
    Borrowed funds                                  444,555     6,700       6.03      336,136     5,067       6.03
                                                 -------------------------------   -------------------------------
          Total interest-bearing liabilities      1,090,731    13,120       4.81      973,264    11,286       4.64
                                                              ------------------                ------------------
Other liabilities                                    33,949                            31,711
                                                 ----------                        ----------
          Total liabilities                       1,124,680                         1,004,975
Equity                                              116,122                           130,188
                                                 ----------                        ----------
          Total liabilities and equity           $1,240,802                        $1,135,163
                                                 ==========                        ==========
Net interest income/Interest rate spread                      $10,156       3.02%                $ 9,470      3.04%
                                                              ==================                ==================
Net interest-earning assets/
    Net interest margin                          $   98,400                 3.42%  $  107,572                 3.50%
                                                 ==========                =====   ==========                =====
Ratio of interest-earning assets to
    interest-bearing liabilities                                            1.09x                             1.11x
                                                                           =====                             =====



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

                                                               Three Months Ended
                                                -----------------------------------------
(In thousands)                                      March 31, 2000         March 31, 1999
-----------------------------------------------------------------------------------------

MORTGAGE LOANS
At beginning of period                                    $876,984               $754,065
Mortgage loans originated:
    One-to-four family                                      20,378                 19,078
    Cooperative                                                 65                    300
    Multi-family real estate                                16,545                 14,364
    Commercial real estate                                   8,560                 10,420
    Construction                                               846                  1,288
                                                ------------------     ------------------
          Total mortgage loans originated                   46,394                 45,450
                                                ------------------     ------------------
Acquired loans:
    Loans purchased                                          6,295                  5,281
                                                ------------------     ------------------
          Total acquired loans                               6,295                  5,281
                                                ------------------     ------------------
Less:
    Principal reductions                                    23,348                 29,477
    Mortgage loans sold                                         --                     --
    Mortgage loan foreclosures                                  --                     --
                                                ------------------     ------------------
At end of period                                          $906,325               $775,319
                                                ==================     ==================

OTHER LOANS
At beginning of period                                      $5,748                 $4,515
Other loans originated:
    Small Business Administration                              700                    499
    Small business loans                                       140                    770
    Other loans                                                273                    223
                                                ------------------     ------------------
           Total other loans originated                      1,113                  1,492
                                                ------------------     ------------------
Less:
    Sales                                                       --                    515
    Principal reductions                                       756                    493
    Charge-offs                                                 25                     --
                                                ------------------     ------------------
At end of period                                            $6,080                 $4,999
                                                ==================     ==================


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


(Dollars in thousands)                 March 31, 2000        December 31, 1999
------------------------------------------------------------------------------

Non-accrual mortgage loans                      $1,865                  $3,157
Other non-accrual loans                             82                      39
                                             --------------     --------------
          Total non-accrual loans                1,947                   3,196

Mortgage loans 90 days or more
     delinquent and still accruing                  --                      --

Other loans 90 days or more
     delinquent and still accruing                  --                      --
                                             --------------     --------------
          Total non-performing loans             1,947                   3,196

Real estate owned (foreclosed real estate)          60                     368
                                             --------------     --------------
          Total non-performing assets           $2,007                  $3,564
                                             ==============     ==============

Non-performing loans to gross loans               0.21%                   0.36%
Non-performing assets to total assets             0.16%                   0.29%


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


                                                                                  Three Months Ended
                                                                      ------------------------------------------
(Dollars in thousands)                                                    March 31, 2000          March 31, 1999
----------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                    $6,818                  $6,762
Provision for loan losses                                                             --                      24
Loans charged-off:
    One-to-four family                                                                 3                      --
    Co-operative                                                                      --                      --
    Multi-family                                                                      --                      --
    Commercial                                                                        --                      --
    Construction                                                                      --                      --
    Other                                                                             25                       5
                                                                      ------------------      ------------------
          Total loans charged-off                                                     28                       5
                                                                      ------------------      ------------------
Recoveries:
    Mortgage loans                                                                    --                     138
    Other loans                                                                       --                      --
                                                                      ------------------      ------------------
          Total recoveries                                                            --                     138
                                                                      ------------------      ------------------
Balance at end of period                                                          $6,790                  $6,919
                                                                      ==================      ==================

Ratio of net charge-offs (recoveries) during the year to
    average loans outstanding during the period                                    0.00%                  (0.02)%

Ratio of allowance for loan losses to loans at end of period                       0.74%                   0.89%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                                      338.23%                 196.54%
Ratio of allowance for loan losses to non-performing
    loans at end of period                                                       348.66%                 200.95%


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.     OTHER INFORMATION.

During the quarter ended March 31, 2000, the Board of Directors approved an increase of 25% in the quarterly common stock dividend from $0.08 per share in the fourth quarter of 1999 to $0.10 per share in the first quarter of 2000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBIT.

Exhibit No. Description
----------- -----------
    27.     Financial data schedule.

b)   REPORTS ON FORM 8-K.

Not applicable.

                  FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Flushing Financial Corporation,




Dated: May 5, 2000                   By:  /s/ Michael J. Hegarty
      ------------                      ------------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer




Dated: May 5 , 2000                  By:  /s/ Monica C. Passick
      -------------                     -----------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                  FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit No.       Description

     27           Financial Data Schedule.