Form 10-Q
period 2000-06-30
FLUSHING FINANCIAL CORP
filed 2000-08-02
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ____No

The number of shares of the registrant's Common Stock outstanding as of July 26, 2000 was 9,402,179.

                                TABLE OF CONTENTS
                                                                           PAGE
PART I  -  FINANCIAL INFORMATION
--------------------------------

ITEM 1.   Financial Statements
     Consolidated Statements of Financial Condition .......................   1
     Consolidated Statements of Operations and Comprehensive Income .......   2
     Consolidated Statements of Cash Flows ................................   3
     Consolidated Statements of Changes in Stockholders' Equity ...........   4
     Notes to Consolidated Statements .....................................   5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................   6

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk .......  18

PART II. --  OTHER INFORMATION
------------------------------

ITEM 1.  Legal Proceedings ................................................  18

ITEM 2.  Changes in Securities ............................................  18

ITEM 3.  Defaults Upon Senior Securities ..................................  18

ITEM 4.  Submission of Matters To A Vote of Security Holders ..............  18

ITEM 5.  Other Information ................................................  19

ITEM 6.  Exhibits and Reports on Form 8-K .................................  19

SIGNATURES ................................................................  20

EXHIBITS ..................................................................  21

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Financial Condition

(Dollars in thousands, except  share data)                                            June 30, 2000    December 31, 1999
=========================================================================================================================
ASSETS                                                                                   (Unaudited)
Cash and due from banks                                                         $             9,665  $            29,059
Federal funds sold and overnight interest-earning deposits                                    5,270                5,875
Securities available for sale:
    Mortgage-backed securities                                                              264,775              269,022
    Other securities                                                                         15,929               15,994
Loans:
    1-4 Family residential mortgage loans                                                   454,245              414,194
    Multi-family mortgage loans                                                             331,053              310,594
    Commercial real estate loans                                                            154,915              137,072
    Co-operative apartment loans                                                              8,458                8,926
    Construction loans                                                                        8,081                6,198
    Small Business Administration loans                                                       4,321                2,369
    Consumer and other loans                                                                  3,077                3,379
    Net unamortized premiums and unearned loan fees                                             282                  (28)
    Allowance for loan losses                                                                (6,720)              (6,818)
                                                                                 -------------------  -------------------
         Net loans                                                                          957,712              875,886
Interest and dividends receivable                                                             7,414                6,812
Real estate owned, net                                                                          191                  368
Bank premises and equipment, net                                                              6,489                6,202
Federal Home Loan Bank of New York stock                                                     24,434               22,592
Goodwill                                                                                      4,455                4,638
Other assets                                                                                 12,779               13,081
                                                                                 -------------------  -------------------
          Total assets                                                          $         1,309,113  $         1,249,529
                                                                                 ===================  ===================
LIABILITIES
Due to depositors:
    Non-interest bearing                                                        $            23,700  $            20,490
    Interest-bearing                                                                        647,577              635,428
Mortgagors' escrow deposits                                                                  11,468               11,023
Borrowed funds                                                                              493,369              451,831
Other liabilities                                                                            12,809               12,581
                                                                                 -------------------  -------------------
          Total liabilities                                                               1,188,923            1,131,353
                                                                                 -------------------  -------------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                                  --                    --
Common stock ($0.01 par value; 20,000,000 shares authorized; 11,355,678                         114                  114
    shares issued; 9,422,244 and 9,725,971 shares outstanding at
    June 30, 2000 and December 31, 1999, respectively)
Additional paid-in capital                                                                   76,092               75,952
Treasury stock (1,933,434 and 1,629,707 shares at June 30, 2000 and                         (29,441)             (25,308)
    December 31, 1999, respectively)
Unearned compensation                                                                        (8,483)              (9,142)
Retained earnings                                                                            85,891               81,056
Accumulated other comprehensive income:
    Net unrealized  loss on securities available for sale, net of taxes                      (3,983)              (4,496)
                                                                                 -------------------  -------------------
          Total stockholders' equity                                                        120,190              118,176
                                                                                 -------------------  -------------------
          Total liabilities and stockholders' equity                            $         1,309,113  $         1,249,529
                                                                                 ===================  ===================

The  accompanying  notes are an  integral  part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                                     For the three months          For the six months
                                                                          ended June 30,              ended June 30,
                                                                   --------------------------- ---------------------------
(In thousands, except per share data)                                   2000          1999          2000          1999
==========================================================================================================================
INTEREST AND DIVIDEND INCOME                                                             (Unaudited)
Interest and fees on loans                                        $      18,883 $      16,462 $      36,919 $      32,353
Interest and dividends on securities:
    Interest                                                              5,066         4,810        10,057         9,442
    Dividends                                                                66            57           133           115
Other interest income                                                       138           129           320           304
                                                                   ------------- ------------- ------------- -------------
          Total interest and dividend income                             24,153        21,458        47,429        42,214
                                                                   ------------- ------------- ------------- -------------
INTEREST EXPENSE
Deposits                                                                  6,712         6,162        13,132        12,381
Other interest expense                                                    7,254         5,290        13,954        10,357
                                                                   ------------- ------------- ------------- -------------
          Total interest expense                                         13,966        11,452        27,086        22,738
                                                                   ------------- ------------- ------------- -------------
NET INTEREST INCOME                                                      10,187        10,006        20,343        19,476
Provision for loan losses                                                    --            12            --            36
                                                                   ------------- ------------- ------------- -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      10,187         9,994        20,343        19,440
                                                                   ------------- ------------- ------------- -------------
NON-INTEREST INCOME
Other fee income                                                            488           496         1,012           954
Net gain on sales of securities and loans                                     1            25            36           145
Other income                                                                476           398           993           810
                                                                   ------------- ------------- ------------- -------------
          Total non-interest income                                         965           919         2,041         1,909
                                                                   ------------- ------------- ------------- -------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                            3,079         2,820         6,033         5,604
Occupancy and equipment                                                     529           429         1,046           942
Professional services                                                       579           654         1,171         1,250
Data processing                                                             310           295           641           591
Depreciation and amortization                                               266           258           530           514
Other operating expenses                                                  1,187         1,240         2,277         2,401
                                                                   ------------- ------------- ------------- -------------
          Total non-interest expense                                      5,950         5,696        11,698        11,302
                                                                   ------------- ------------- ------------- -------------
INCOME BEFORE INCOME TAXES                                                5,202         5,217        10,686        10,047
                                                                   ------------- ------------- ------------- -------------
Provision for income taxes
Federal                                                                   1,578         1,611         3,253         3,121
State and local                                                             399           396           808           697
                                                                   ------------- ------------- ------------- -------------
          Total taxes                                                     1,977         2,007         4,061         3,818
                                                                   ------------- ------------- ------------- -------------
NET INCOME                                                        $       3,225 $       3,210 $       6,625 $       6,229
                                                                   ============= ============= ============= =============
OTHER COMPREHENSIVE INCOME, NET OF TAX UNREALIZED (LOSSES) GAINS ON SECURITIES:
    Unrealized holding (losses) gains arising during period       $         350 $      (2,502) $        513 $      (2,921)
    Less: reclassification adjustments for gains included in income          --            --            --           (35)
                                                                   ------------- ------------- ------------- -------------
          Net unrealized holding (losses) gains                             350        (2,502)          513        (2,956)
                                                                   ------------- ------------- ------------- -------------
COMPREHENSIVE NET INCOME                                          $       3,575 $         708 $       7,138 $       3,273
                                                                   ============= ============= ============= =============

Basic earnings per share                                                  $0.38         $0.35         $0.78         $0.67
Diluted earnings per share                                                $0.38         $0.34         $0.77         $0.65

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                        For the six months ended
                                                                                                June 30,
                                                                                 ----------------------------------------
(In thousands)                                                                          2000                 1999
=========================================================================================================================
                                                                                               (Unaudited)
OPERATING ACTIVITIES
Net income                                                                      $             6,625  $             6,229
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   --                   36
     Depreciation and amortization of bank premises and equipment                               530                  514
     Amortization of goodwill                                                                   183                  183
     Net gain on sales of securities                                                             --                  (64)
     Net gain on sales of  loans                                                                (36)                 (81)
     Net (gain) loss on sales of real estate owned                                             (126)                  10
     Amortization of unearned premium, net of accretion of unearned discount                    663                1,426
     Amortization of deferred income                                                           (392)                (640)
     Deferred income tax provision (benefit)                                                    323                  (39)
     Deferred compensation                                                                      104                   86
Net (decrease) increase in other assets and liabilities                                        (808)               3,267
Unearned compensation                                                                           747                  618
                                                                                 -------------------  -------------------
          Net cash provided by operating activities                                           7,813               11,545
                                                                                 -------------------  -------------------
INVESTING ACTIVITIES
Purchases of bank premises and equipment                                                       (817)                (220)
Purchases of Federal Home Loan Bank shares                                                   (1,842)              (1,631)
Purchases of securities available for sale                                                  (12,274)             (45,817)
Proceeds from sales and calls of securities available for sale                                   --                7,540
Proceeds from maturities and prepayments of securities available for sale                    17,108               57,688
Net originations and repayment of loans                                                     (68,087)             (50,152)
Purchases of loans                                                                          (13,741)              (7,879)
Proceeds from sales of real estate owned                                                        494                   67
                                                                                 -------------------  -------------------
          Net cash used by investing activities                                             (79,159)             (40,404)
                                                                                 -------------------  -------------------
FINANCING ACTIVITIES
Net increase in non-interest bearing deposits                                                 3,210                1,648
Net increase (decrease) in interest-bearing deposits                                         12,149               (4,915)
Net increase in mortgagors' escrow deposits                                                     445                2,099
Net increase in short-term borrowed funds                                                    17,696               10,000
Net increase in long-term borrowed funds                                                     23,842               33,559
Purchases of treasury stock, net                                                             (4,267)             (10,073)
Cash dividends paid                                                                          (1,728)              (1,510)
                                                                                 -------------------  -------------------
          Net cash provided by financing activities                                          51,347               30,808
                                                                                 -------------------  -------------------
Net (decrease) increase in cash and cash equivalents                                       (19,999)                1,949
Cash and cash equivalents, beginning of period                                               34,934               22,734
                                                                                 -------------------  -------------------
         Cash and cash equivalents, end of period                               $            14,935  $            24,683
                                                                                 ===================  ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                   $            26,906  $            22,795
Income taxes paid                                                                             3,929                1,773
Non-cash activities:
    Loans transferred through foreclosure of a related
     mortgage loan to real estate owned                                                        (182)                (339)

The  accompanying  notes are an  integral  part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                   For the six months ended
(In thousands, except share data)                                                                             June 30, 2000
===========================================================================================================================
COMMON STOCK
Balance, beginning of period                                                              $                            114
No activity                                                                                                             --
                                                                                           --------------------------------
         Balance, end of period                                                           $                            114
                                                                                           ================================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                              $                         75,952
Award of shares released from Employee Benefit Trust (2,534 common shares)                                              16
Tax benefit of unearned compensation                                                                                   124
                                                                                           --------------------------------
         Balance, end of period                                                           $                         76,092
                                                                                           ================================
TREASURY STOCK
Balance, beginning of period                                                              $                        (25,308)
Purchases of common shares outstanding (299,000 common shares)                                                      (4,084)
Repurchase of restricted stock awards (22,327 common shares)                                                          (319)
Restricted stock awards (5,000 common shares)                                                                           78
Options exercised (12,600 common shares)                                                                               192
                                                                                           --------------------------------
         Balance, end of period                                                           $                        (29,441)
                                                                                           ================================
UNEARNED COMPENSATION
Balance, beginning of period                                                              $                         (9,142)
Restricted stock award expense                                                                                         553
Restricted stock awards (5,000 common shares)                                                                          (72)
Release of shares from Employee Benefit Trust (23,090 common shares)                                                   178
                                                                                           --------------------------------
         Balance, end of period                                                           $                         (8,483)
                                                                                           ================================
RETAINED EARNINGS
Balance, beginning of period                                                              $                         81,056
Net income                                                                                                           6,625
Restricted stock awards (5,000 common shares)                                                                           (6)
Options exercised (12,600 common shares)                                                                               (56)
Cash dividends declared and paid                                                                                    (1,728)
                                                                                           --------------------------------
         Balance, end of period                                                           $                         85,891
                                                                                           ================================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                              $                         (4,496)
Change in net unrealized gain (loss), net of taxes of approximately $437 on
  securities available for sale                                                                                        513
                                                                                           --------------------------------
         Balance, end of period                                                           $                         (3,983)
                                                                                           ================================

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

3.    EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended June 30, 2000 and 1999 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                       ------------------------  -------------------------
(Amounts in thousands, except per share data)                                  2000       1999           2000        1999
==========================================================================================================================

Net income                                                                   $3,225     $3,210         $6,625      $6,229
Divided by:
     Weighted average common shares outstanding                               8,390      9,161          8,451       9,334
     Weighted average common stock equivalents                                  142        169            130         178
Total weighted average common shares & common stock equivalents               8,532      9,330          8,581       9,512
Basic earnings per share                                                      $0.38      $0.35          $0.78       $0.67
Diluted earnings per share                                                    $0.38      $0.34          $0.77       $0.65

Dividends per share                                                           $0.10      $0.08          $0.20       $0.16
Dividend payout ratio                                                         26.32%     23.53%         25.97%      24.62%

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation, was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through ten banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. The tenth branch was opened in Flushing, Queens on July 12, 2000. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations includes the collective results of Flushing Financial Corporation and the Bank (collectively, the "Company"), but reflects principally the Bank's activities.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 1999 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1999. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates",
"predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND 1999

GENERAL. Net income for the three months ended June 30, 2000 was $3.2 million, the same as that reported for the three months ended June 30, 1999. Earnings per diluted share were $0.38 for the three months ended June 30, 2000, an increase of 11.8% from the $0.34 per diluted share earned in the three months ended June 30, 1999. The return on average assets for the three months ended June 30, 2000 was 1.01% compared to 1.11% for the three months ended June 30, 1999, while the return on average equity for the three months ended June 30, 2000 increased to 11.07% from 10.21% for the three months ended June 30, 1999.

INTEREST INCOME. Total interest and dividend income increased $2.7 million, or 12.6%, to $24.2 million for the three months ended June 30, 2000 from $21.5 million for the three months ended June 30, 1999. This increase was primarily the result of a $123.3 million increase in the average earning balances of interest-earning assets for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The average balance of mortgage loans, net, increased $139.4 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was partially offset by $9.9 million, $4.9 million and $2.4 million decreases in the average balances of mortgage-backed securities, other securities and interest-earning deposits and federal funds, respectively, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The yield on interest-earning assets improved 10 basis points to 7.85% for the three months ended June 30, 2000 from 7.75% for the three months ended June 30, 1999 due to an increase in the average balance of mortgage loans, which have a higher yield than the yield on total interest earning assets.

INTEREST EXPENSE. Interest expense increased $2.5 million, or 22.0%, to $14.0 million for the three months ended June 30, 2000 from $11.5 million for the three months ended June 30, 1999, primarily due to a $133.6 million increase in the average balance of interest-bearing liabilities. This was coupled with a 35 basis point increase in the average cost of interest-bearing liabilities to 4.94% in the three months ended June 30, 2000 from 4.59% in the three months ended June 30, 1999, as certificates of deposit renewed at higher rates, and both the cost of borrowed funds and the average balance of higher costing borrowed funds increased.

NET INTEREST INCOME. For the three months ended June 30, 2000, net interest income increased $0.2 million, or 1.8%, to $10.2 million from $10.0 million in the three months ended June 30, 1999, for reasons stated above. The net interest margin declined 30 basis points to 3.31% for the three months ended June 30, 2000 from 3.61% for the three months ended June 30, 1999.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended June 30, 2000 as compared to $12,000 for the three months ended June 30, 1999 period. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased by 5.0% to $965,000 for the three months ended June 30, 2000 from $919,000 for the three months ended June 30, 1999. The increase is due primarily to an increase in dividends received on FHLB-NY stock.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


NON-INTEREST EXPENSE. Non-interest expense was $6.0 million for the three months ended June 30, 2000, an increase of $254,000, or 4.5%, from that reported for the three months ended June 30, 1999. Management continues to monitor expenditures resulting in efficiency ratios, which exclude distortions from non-recurring items, of 52.7% and 51.3% for the three months ended June 30, 2000 and 1999, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes was $5.2 million for the three months ended June 30, 2000 and 1999.

PROVISION FOR INCOME TAXES. Income tax expense was $2.0 million for the three months ended June 30, 2000 and 1999.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2000 AND 1999

GENERAL. Net income for the six months ended June 30, 2000 increased 6.4% to $6.6 million from the $6.2 million reported for the six months ended June 30, 1999. Earnings per diluted share were $0.77 for the six months ended June 30, 2000, an increase of 18.5% from the $0.65 per diluted share earned in the six months ended June 30, 1999. The return on average assets for the six months ended June 30, 2000 was 1.05% compared to 1.09% for the six months ended June 30, 1999, while the return on average equity for the six months ended June 30, 2000 increased to 11.39% from 9.73% for the six months ended June 30, 1999.

INTEREST INCOME. Total interest and dividend income increased $5.2 million, or 12.4%, to $47.4 million for the six months ended June 30, 2000 from $42.2 million for the six months ended June 30, 1999. This increase was primarily the result of a $115.7 million increase in the average earning balances of interest-earning assets for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The average balance of mortgage loans, net, increased $132.1 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was partially offset by $14.8 million and $1.9 million decreases in the average balances of mortgage-backed securities and interest-earning deposits and federal funds, respectively, for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The yield on interest-earning assets improved 12 basis points to 7.84% for the six months ended June 30, 2000 from 7.72% for the six months ended June 30, 1999, primarily due to an increase in the average balance of mortgage loans, which have a higher yield than the yield on total interest earning assets.

INTEREST EXPENSE. Interest expense increased $4.4 million, or 19.1%, to $27.1 million for the six months ended June 30, 2000 from $22.7 million for the six months ended June 30, 1999. The average balance of interest-bearing liabilities increased $125.5 million to $1.1 billion for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. In addition, the weighted average cost of interest-bearing liabilities increased 27 basis points to 4.88% for the six months ended June 30, 2000 compared to 4.61% for the six months ended June 30, 1999. The increase in the cost of interest-bearing liabilities is due to certificates of deposit renewing at higher rates, and both the cost of borrowed funds and the average balance of higher costing borrowed funds increasing.

NET INTEREST INCOME. For the six months ended June 30, 2000, net interest income increased $0.8 million, or 4.5%, to $20.3 million from $19.5 million in the six months ended June 30, 1999, for reasons stated above. The net interest margin declined 20 basis points to 3.36% for the six months ended June 30, 2000 from 3.56% for the six months ended June 30, 1999.

                        PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six months ended June 30, 2000 compared to $36,000 for the six months ended June 30, 1999. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income increased by 6.9% to $2.0 million for the six months ended June 30, 2000 from $1.9 million for the six months ended June 30, 1999. The increase is due to increases in fee income from mortgage operations and banking services and an increase in dividends received on FHLB-NY stock.

NON-INTEREST EXPENSE. Non-interest expense increased by $0.4 million, or 3.5%, to $11.7 million for the six months ended June 30, 2000 as compared to $11.3 million for the six months ended June 30, 1999. Management continues to monitor expenditures resulting in efficiency ratios, which exclude distortions from non-recurring items, of 52.0% for the six months ended June 30, 2000 and 1999.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes increased $0.7 million, or 6.4%, to $10.7 million for the six months ended June 30, 2000 as compared to $10.0 million for the six months ended June 30, 1999 for reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $0.3 million to $4.1 million for the six months ended June 30, 2000 as compared to $3.8 million for the six months ended June 30, 1999. This is due to the $0.7 million increase in income before taxes.


FINANCIAL CONDITION

ASSETS. Total assets at June 30, 2000 were $1.31 billion, a $60 million increase from December 31, 1999. During the six months ended June 30, 2000, loan originations and purchases were $58.5 million for 1-4 family residential mortgage loans, $37.0 million for multi-family real estate loans, $25.0 million for commercial real estate loans and $2.3 million in construction loans. During the six months ended June 30, 1999, loan originations and purchases were $48.9 million for 1-4 family residential mortgage loans, $50.6 million for multi-family real estate loans, $17.0 million for commercial real estate loans and $5.0 million in construction loans. Total loans, net, increased $81.8 million during the six months ended June 30, 2000 to $957.7 million from $875.9 million at December 31, 1999.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.2 million at June 30, 2000 compared to $3.6 million at December 31, 1999 and $5.5 million at June 30, 1999. Total non-performing assets as a percentage of total assets were 0.17% at June 30, 2000 compared to 0.29% at December 31, 1999 and 0.46% at June 30, 1999. The ratio of allowance for loan losses to total non-performing loans was 331.66% at June 30, 2000 compared to 213.29% at December 31, 1999 and 135.27% at June 30, 1999.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


LIABILITIES. Total liabilities increased $58 million to $1.19 billion at June 30, 2000 from $1.13 billion at December 31, 1999. The change in total liabilities was due primarily to increases in borrowings and deposits of $41.5 million and $15.4 million, respectively, during the six months ended June 30, 2000.

EQUITY. Total stockholders' equity increased $2.0 million to $120.2 million at June 30, 2000 from $118.2 million at December 31, 1999. The increase is primarily due to $6.6 million in net income for the six months ended June 30, 2000 and an improvement of $0.5 million in the net unrealized loss in the market value of securities available for sale, partially offset by $4.1 million in treasury shares purchased through the Company's stock repurchase plans and $1.7 million in cash dividends paid during the six month period. Quarterly dividends per share were increased to $0.10 per share for the first and second quarter of 2000 from $0.08 per share in the fourth quarter of 1999. Book value per share improved to $12.76 per share at June 30, 2000 from $12.15 per share at December 31, 1999 and June 30, 1999.

Under its stock repurchase program, the Company repurchased 299,000 shares for the six months ended June 30, 2000, leaving 89,945 shares to be repurchased under the current stock repurchase program.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At June 30, 2000 and December 31, 1999, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 15.24% and 9.72%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASH FLOW. During the six months ended June 30, 2000, funds provided by the Company's operating activities amounted to $7.8 million. These funds, together with $51.3 million provided by financing activities, were utilized to fund net investing activities of $79.2 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the six months ended June 30, 2000, the net total of loan originations less loan repayments was $68.1 million, and the total amount of real estate loans purchased was $13.7 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the six months ended June 30, 2000, the Company purchased a total of $12.3 million in securities available for sale. Funds for investment were also provided by $17.1 million in prepayments of securities available for sale, and $41.5 million of net increased borrowings. The Company also used funds of $4.3 million for treasury stock repurchases and $1.7 million in dividend payments during the six months ended June 30, 2000.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2000. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level for Net Interest Income and the Net Portfolio Value Ratio. However, for Net Portfolio Value, the Company does not meet the guidelines established by the Board of Directors for plus 100 and plus 300 basis points, which exceed the Board's guidelines of minus 15% and minus 45%, respectively. The Company continues to monitor its interest rate risk exposure and take prudent steps to bring all measurements within guidelines.

                                     Projected Percentage Change In
                               ------------------------------------------
                                                                                    Net Portfolio
Change in Interest Rate        Net Interest Income    Net Portfolio Value            Value Ratio
=====================================================================================================
-300 Basis points                             8.28%               18.50%                    12.89%
-200 Basis points                             8.51                20.11                     13.32
-100 Basis points                             5.90                14.86                     13.04
Base interest rate                              --                   --                     11.74
+100 Basis points                            -7.03               -17.19                     10.10
+200 Basis points                           -14.53               -34.40                      8.31
+300 Basis points                           -22.33               -50.60                      6.49

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2000, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2000.

(Dollars in thousands)                 Amount                  Percent of Assets
================================================================================

Tangible Capital:
     Capital level                      $109,668                          8.44 %
     Requirement                          19,489                          1.50
     Excess                               90,179                          6.94

Core Capital:
     Capital level                      $109,668                          8.44 %
     Requirement                          38,978                          3.00
     Excess                               70,690                          5.44

Risk-Based Capital:
     Capital level                      $116,388                         15.59 %
     Requirement                          59,728                          8.00
     Excess                               56,660                          7.59

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                              For the three months ended June 30,
                                         ------------------------------------------------------------------------------
                                                         2000                                    1999
                                         --------------------------------------  --------------------------------------
                                            Average     Interest     Average        Average     Interest     Average
(Dollars in thousands)                      Balance                Yield/Cost       Balance                 Yield/Cost
=======================================================================================================================
ASSETS
Interest-earning assets:
    Mortgage loans, net                      $924,738     $18,718         8.10%      $785,371      $16,328        8.32%
    Other loans                                 6,528         165        10.11          5,407          134        9.91
    Mortgage-backed securities                275,871       4,845         7.03        285,804        4,568        6.39
    Other securities                           16,316         287         7.04         21,194          299        5.64
    Interest-earning deposits and
      federal funds sold                        7,379         138         7.48          9,802          129        5.26
                                         --------------------------------------  --------------------------------------
          Total interest-earning assets     1,230,832      24,153         7.85      1,107,578       21,458        7.75
                                                     --------------------------              --------------------------
    Non-interest earning assets                52,088                                  52,342
                                         -------------                           -------------
          Total assets                     $1,282,920                              $1,159,920
                                         =============                           =============
LIABILITIES AND EQUITY
Interest-bearing liabilities:
       Passbook accounts                     $190,743         980         2.06       $202,041        1,043        2.06
       NOW accounts                            28,162         134         1.90         27,249          128        1.88
       Money market accounts                   43,532         366         3.36         34,417          256        2.98
       Certificate of deposit accounts        380,643       5,206         5.47        363,360        4,714        5.19
       Mortgagors' escrow deposits             16,170          26         0.64         13,846           21        0.61
       Borrowed funds                         472,055       7,254         6.15        356,807        5,290        5.93
                                         --------------------------------------  --------------------------------------
          Total interest-bearing
           liabilities                      1,131,305      13,966         4.94        997,720       11,452        4.59
                                                     --------------------------              --------------------------
Other liabilities                              35,102                                  36,408
                                         -------------                           -------------
          Total liabilities                 1,166,407                               1,034,128
Equity                                        116,513                                 125,792
                                         -------------                           -------------
          Total liabilities and equity     $1,282,920                              $1,159,920
                                         =============                           =============
Net interest income/Interest rate spread                  $10,187         2.91%                    $10,006        3.16%
                                                     ==========================              ==========================
Net interest-earning assets /
    Net interest margin                       $99,527                     3.31%      $109,858                     3.61%
                                         =============           ==============  =============            =============
Ratio of interest-earning assets to
    interest-bearing liabilities                                          1.09X                                   1.11X
                                                                 ==============                           =============

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


AVERAGE BALANCES (continued)

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                               For the six months ended June 30,
                                         ------------------------------------------------------------------------------
                                                         2000                                    1999
                                         --------------------------------------  --------------------------------------
                                            Average     Interest     Average        Average     Interest     Average
(Dollars in thousands)                      Balance                Yield/Cost       Balance                 Yield/Cost
=======================================================================================================================
ASSETS
Interest-earning assets:
    Mortgage loans, net                      $903,437     $36,602         8.10%      $771,294      $32,116        8.33%
    Other loans                                 6,172         317        10.27          4,962          237        9.55
    Mortgage-backed securities                274,580       9,615         7.00        289,377        9,054        6.26
    Other securities                           16,318         575         7.05         17,273          503        5.82
    Interest-earning deposits and
      federal funds sold                        9,476         320         6.75         11,376          304        5.34
                                         --------------------------------------  --------------------------------------
          Total interest-earning assets     1,209,983      47,429         7.84      1,094,282       42,214        7.72
                                                     --------------------------              --------------------------
    Non-interest earning assets                51,878                                  53,328
                                         -------------                           -------------
          Total assets                     $1,261,861                              $1,147,610
                                         =============                           =============
LIABILITIES AND EQUITY
Interest-bearing liabilities:
       Passbook accounts                     $192,230       1,980         2.06       $202,295        2,080        2.06
       NOW accounts                            27,493         261         1.90         26,654          251        1.88
       Money market accounts                   42,569         705         3.31         32,644          470        2.88
       Certificate of deposit accounts        376,045      10,150         5.40        365,732        9,540        5.22
       Mortgagors' escrow deposits             14,376          36         0.50         11,707           40        0.68
    Borrowed funds                            458,305      13,954         6.09        346,528       10,357        5.98
                                         --------------------------------------  --------------------------------------
          Total interest-bearing
           liabilities                      1,111,018      27,086         4.88        985,560       22,738        4.61
                                                     --------------------------              --------------------------
Other liabilities                              34,526                                  34,073
                                         -------------                           -------------
          Total liabilities                 1,145,544                               1,019,633
Equity                                        116,317                                 127,977
                                         -------------                           -------------
          Total liabilities and equity     $1,261,861                              $1,147,610
                                         =============                           =============
Net interest income/Interest rate spread                  $20,343         2.96%                    $19,476        3.11%
                                                     ==========================              ==========================
Net interest-earning assets /
    Net Interest margin                       $98,965                     3.36%      $108,722                     3.56%
                                         =============           ==============  =============            =============
Ratio of interest-earning assets to
    interest-bearing liabilities                                          1.09X                                   1.11X
                                                                 ==============                           =============

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

                                                Six Months Ended
                                      ----------------------------------
(In thousands)                         June 30, 2000      June 30, 1999
========================================================================
MORTGAGE LOANS
At beginning of period                      $876,984           $754,065
Mortgage loans originated:
  One-to-four family                          44,750             40,822
  Cooperative                                     65                300
  Multi-family real estate                    36,995             50,641
  Commercial real estate                      25,002             17,000
  Construction                                 2,325              4,999
                                          -----------        -----------
     Total mortgage loans originated         109,137            113,762
                                          -----------        -----------
Acquired loans:
  Loans purchased                             13,640              7,814
                                          -----------        -----------
     Total acquired loans                     13,640              7,814
                                          -----------        -----------
Less:
  Principal and other reductions              42,827             64,047
  Mortgage loan foreclosures                     182                339
                                          ===========        ===========
At end of period                            $956,752           $811,255
                                          ===========        ===========

OTHER LOANS
At beginning of period                        $5,748             $4,515

Other loans originated:
  Small Business Administration                2,138              1,176
  Small business loans                           185              1,542
  Other loans                                    925                496
                                          -----------        -----------
      Total other loans originated             3,248              3,214
                                          -----------        -----------
Less:
  Sales                                           --              1,004
  Principal and other reductions               1,598              1,101
                                          ===========        ===========
At end of period                              $7,398             $5,624
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

(Dollars in thousands)                       June 30, 2000     December 31, 1999
================================================================================
Non-accrual mortgage loans                          $1,973               $3,157
Other non-accrual loans                                 53                   39
                                                  ---------            ---------
    Total non-accrual loans                          2,026                3,196

Mortgage loans 90 days or more delinquent
  and still accruing                                    --                   --
Other loans 90 days or more delinquent
  and still accruing                                    --                   --
                                                  ---------            ---------
    Total non-performing loans                       2,026                3,196

Real estate owned (foreclosed real estate)             191                  368

                                                  =========            =========
    Total non-performing assets                     $2,217               $3,564
                                                  =========            =========

Non-performing loans to gross loans                   0.21%                0.36%
Non-performing assets to total assets                 0.17%                0.29%

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

                                                  Six Months Ended
                                      ------------------------------------------
(Dollars in thousands)                 June 30, 2000              June 30, 1999
================================================================================
Balance at beginning of period                $6,818                     $6,762
Provision for loan losses                         --                         36
Loans charged-off:
  One-to-four family                               3                          8
  Co-operative                                    --                         --
  Multi-family                                    --                         --
  Commercial                                      --                         --
  Construction                                    --                         --
  Other                                           95                          3
                                            ---------                  ---------
    Total loans charged-off                       98                         11
                                            ---------                  ---------
Recoveries:
  Mortgage loans                                  --                        153
  Other loans                                     --                         --
                                            ---------                  ---------
    Total recoveries                              --                        153
                                            ---------                  ---------
Balance at end of period                      $6,720                     $6,940
                                            =========                  =========

Ratio of net charge-offs(recoveries) during
  the year to average loans outstanding
  during the period                             0.01%                    (0.02)%

Ratio of allowance for loan losses to loans
  at the end of period                          0.70%                      0.85%

Ratio of allowance for loan losses to
  non-performing assets at end of period      303.04%                    127.03%

Ratio of allowance for loan losses to
  non-performing loans at end of period       331.66%                    135.27%

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on May 16, 2000, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of shareholders. The following table summarizes the results of voting with respect to each matter.

                                         For           Withheld          Abstain
                               --------------- ---------------- ----------------
Election of Directors (four directors were elected to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified).

Louis C. Grassi                     8,100,431          190,909
Robert A. Marani                    8,131,992          159,348
Franklin F. Regan, Jr.              8,087,926          203,414
John E. Roe, Sr.                    8,097,376          193,964

Ratification of
  PricewaterhouseCoopers LLP as
  the independent auditors
  of the Company                    8,162,670           96,329           32,341

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


ITEM 5.     OTHER INFORMATION.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBIT.

Exhibit No.       Description
----------        -------------------------------------------------------------
    27.           Financial data schedule

b)   REPORTS ON FORM 8-K.

Not applicable.

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Flushing Financial Corporation,




Dated: August 2, 2000                By:  /s/ Michael J. Hegarty
       --------------                ------------------------------------------
                                     Michael J. Hegarty
                                     President and Chief Executive Officer




Dated: August 2, 2000                By:  /s/ Monica C. Passick
       --------------                ------------------------------------------
                                     Monica C. Passick
                                     Senior Vice President, Treasurer and
                                     Chief Financial Officer

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    ----------------------------------------------------------------
     27        Financial Data Schedule.