Form 10-Q
period 2000-09-30
FLUSHING FINANCIAL CORP
filed 2000-11-07
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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


Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             ----

Securities  registered  pursuant to Section 12(g) of the Act:
                                                   Common Stock $0.01 par value.
                                                   ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes         No
                                          -----       -----


     The number of shares of the registrant's Common Stock outstanding as of October 31, 2000 was 9,339,763.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  --  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

     Consolidated Statements of Financial Condition........................... 1

     Consolidated Statements of Operations and Comprehensive Income........... 2

     Consolidated Statements of Cash Flows.................................... 3

     Consolidated Statements of Changes in Stockholders' Equity............... 4

     Notes to Consolidated Statements......................................... 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................ 7

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.......... 20

PART II. --  OTHER INFORMATION
------------------------------

ITEM 1.  Legal Proceedings................................................... 20

ITEM 2.  Changes in Securities............................................... 20

ITEM 3.  Defaults Upon Senior Securities..................................... 20

ITEM 4.  Submission of Matters To A Vote of Security Holders................. 20

ITEM 5.  Other Information................................................... 20

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 20

SIGNATURES................................................................... 21

EXHIBITS..................................................................... 22

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                 Consolidated Statements of Financial Condition

(Dollars in thousands, except  share data)                                       September 30, 2000    December 31, 1999
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
------
Cash and due from banks                                                         $            10,861  $            29,059
Federal funds sold and overnight interest-earning deposits                                    2,560                5,875

Securities available for sale:
    Mortgage-backed securities                                                              236,905              269,022
    Other securities                                                                         16,466               15,994

Loans:
    1-4 Family residential mortgage loans                                                   466,676              414,194
    Multi-family mortgage loans                                                             329,729              310,594
    Commercial real estate loans                                                            161,458              137,072
    Co-operative apartment loans                                                              8,217                8,926
    Construction loans                                                                       10,260                6,198
    Small Business Administration loans                                                       3,383                2,369
    Consumer and other loans                                                                  3,318                3,379
    Net unamortized premiums and unearned loan fees                                             405                  (28)
    Allowance for loan losses                                                                (6,712)              (6,818)
                                                                                 ------------------   ------------------
         Net loans                                                                          976,734              875,886

Interest and dividends receivable                                                             7,941                6,812
Real estate owned, net                                                                          236                  368
Bank premises and equipment, net                                                              6,468                6,202
Federal Home Loan Bank of New York stock                                                     24,932               22,592
Goodwill                                                                                      4,363                4,638
Other assets                                                                                 32,321               13,081
                                                                                 ------------------   ------------------
          Total assets                                                          $         1,319,787  $         1,249,529
                                                                                 ==================   ==================
LIABILITIES
-----------
Due to depositors:
    Non-interest bearing                                                        $            19,890  $            20,490
    Interest-bearing                                                                        653,052              635,428
Mortgagors' escrow deposits                                                                  12,088               11,023
Borrowed funds                                                                              498,694              451,831
Other liabilities                                                                            12,856               12,581
                                                                                 ------------------   ------------------
          Total liabilities                                                               1,196,580            1,131,353
                                                                                 ------------------   ------------------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                                   --                   --
Common stock ($0.01 par value; 20,000,000 shares authorized; 11,355,678 shares issued; 9,354,763 and 9,725,971 shares outstanding at
    September 30, 2000 and December 31, 1999, respectively)                                     114                  114
Additional paid-in capital                                                                   76,148               75,952
Treasury stock (2,000,915 and 1,629,707 shares at September 30, 2000 and
    December 31, 1999, respectively)                                                        (30,480)             (25,308)
Unearned compensation                                                                        (8,166)              (9,142)
Retained earnings                                                                            87,566               81,056
Accumulated other comprehensive income:
    Net unrealized  loss on securities available for sale, net of taxes                      (1,975)              (4,496)
                                                                                 ------------------   ------------------
          Total stockholders' equity                                                        123,207              118,176
                                                                                 ------------------   ------------------

          Total liabilities and stockholders' equity                            $         1,319,787  $         1,249,529
                                                                                 ==================   ==================

                 The   accompanying   notes  are  an  integral   part  of  these
consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income

                                                                      For the three months        For the nine months
                                                                      ended September 30,         ended September 30,
                                                                   --------------------------  --------------------------
(In thousands, except per share data)                                  2000          1999          2000          1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans                                        $      19,795 $      16,940 $      56,714 $      49,293
Interest and dividends on securities:
    Interest                                                              4,801         5,038        14,858        14,480
    Dividends                                                                66            62           199           177
Other interest income                                                       148           159           468           463
                                                                   ------------  ------------  ------------  ------------
          Total interest and dividend income                             24,810        22,199        72,239        64,413
                                                                   ------------  ------------  ------------  ------------
INTEREST EXPENSE
----------------
Deposits                                                                  7,077         6,220        20,209        18,601
Other interest expense                                                    7,786         6,038        21,740        16,395
                                                                   ------------  ------------  ------------  ------------
          Total interest expense                                         14,863        12,258        41,949        34,996
                                                                   ------------  ------------  ------------  ------------
NET INTEREST INCOME                                                       9,947         9,941        30,290        29,417
Provision for loan losses                                                    --            --            --            36
                                                                   ------------  ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       9,947         9,941        30,290        29,381
                                                                   ------------  ------------  ------------  ------------
NON-INTEREST INCOME
-------------------
Other fee income                                                            443           417         1,455         1,371
Net gain (loss) on sales of securities and loans                           (718)           37          (682)          182
Other income                                                                539           442         1,532         1,252
                                                                   ------------  ------------  ------------  ------------
          Total non-interest income                                         264           896         2,305         2,805
                                                                   ------------  ------------  ------------  ------------
NON-INTEREST EXPENSE
--------------------
Salaries and employee benefits                                            3,149         2,840         9,182         8,444
Occupancy and equipment                                                     587           496         1,633         1,438
Professional services                                                       569           612         1,740         1,862
Data processing                                                             311           337           952           928
Depreciation and amortization                                               279           249           809           763
Other operating expenses                                                  1,118         1,092         3,395         3,493
                                                                   ------------  ------------  ------------  ------------
          Total non-interest expense                                      6,013         5,626        17,711        16,928
                                                                   ------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES                                                4,198         5,211        14,884        15,258
                                                                   ------------  ------------  ------------  ------------
PROVISION FOR INCOME TAXES
--------------------------
Federal                                                                   1,332         1,654         4,585         4,775
State and local                                                             264           326         1,072         1,023
                                                                   ------------  ------------  ------------  ------------
          Total taxes                                                     1,596         1,980         5,657         5,798
                                                                   ------------  ------------  ------------  ------------
NET INCOME                                                        $       2,602 $       3,231 $       9,227 $       9,460
                                                                   ============  ============  ============  ============
OTHER COMPREHENSIVE INCOME, NET OF TAX
--------------------------------------
Unrealized holding gains (losses) arising during period           $       1,562 $        (913)$       2,075 $      (3,834)
Reclassification adjustments for losses (gains) included in income          446            --           446           (35)
       Net unrealized holding gains (losses)                              2,008          (913)        2,521        (3,869)
                                                                   ------------  ------------  ------------  ------------
COMPREHENSIVE NET INCOME                                          $       4,610 $       2,318 $      11,748 $       5,591
                                                                   ============  ============  ============  ============

Basic earnings per share                                                  $0.31         $0.36         $1.10         $1.03
Diluted earnings per share                                                $0.31         $0.35         $1.08         $1.01

                 The   accompanying   notes  are  an  integral   part  of  these
consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                        For the nine months ended
                                                                                              September 30,
                                                                                 ---------------------------------------
(In thousands)                                                                          2000                 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)

OPERATING ACTIVITIES
--------------------
Net income                                                                      $             9,227  $             9,460
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   --                   36
     Depreciation and amortization of bank premises and equipment                               809                  764
     Amortization of goodwill                                                                   275                  275
     Net loss (gain) on sales of securities                                                     719                  (64)
     Net gain on sales of  loans                                                                (37)                (118)
     Net (gain) loss on sales of real estate owned                                             (126)                  10
     Amortization of unearned premium, net of accretion of unearned discount                    988                1,855
     Amortization of deferred income                                                           (539)              (1,079)
     Deferred income tax provision (benefit)                                                    185                 (193)
     Deferred compensation                                                                      155                  143
Net (decrease) increase in other assets and liabilities                                      (2,406)               6,679
Unearned compensation                                                                         1,123                  963
                                                                                 ------------------   ------------------
          Net cash provided by operating activities                                          10,373               18,731
                                                                                 ------------------   ------------------
INVESTING ACTIVITIES
--------------------
Purchases of bank premises and equipment                                                     (1,075)                (404)
Purchases of Federal Home Loan Bank shares                                                   (2,340)              (3,545)
Purchases of securities available for sale                                                  (12,274)             (73,694)
Proceeds from sales and calls of securities available for sale                               20,173                7,540
Proceeds from maturities and prepayments of securities available for sale                    27,021               74,452
Net originations and repayment of loans                                                     (85,197)             (73,964)
Purchases of loans                                                                          (15,631)              (9,671)
Purchase of Bank Owned Life Insurance                                                       (20,000)                  --
Proceeds from sales of real estate owned                                                        494                   67
                                                                                 ------------------   ------------------
          Net cash used by investing activities                                             (88,829)             (79,219)
                                                                                 ------------------   ------------------
FINANCING ACTIVITIES
--------------------
Net decrease in non-interest bearing deposits                                                  (600)             (10,030)
Net increase (decrease) in interest-bearing deposits                                         17,624               (4,552)
Net increase in mortgagors' escrow deposits                                                   1,065                5,010
Net increase in short-term borrowed funds                                                     7,202                5,000
Net increase in long-term borrowed funds                                                     39,661               76,845
Purchases of treasury stock, net                                                             (5,431)             (16,304)
Cash dividends paid                                                                          (2,578)              (2,233)
                                                                                 ------------------   ------------------
          Net cash provided by financing activities                                          56,943               53,736
                                                                                 ------------------   ------------------
Net decrease in cash and cash equivalents                                                   (21,513)              (6,752)
Cash and cash equivalents, beginning of period                                               34,934               22,734
                                                                                 ------------------   ------------------
         Cash and cash equivalents, end of period                               $            13,421  $            15,982
                                                                                 ==================   ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------
Interest paid                                                                   $            41,129  $            34,659
Income taxes paid                                                                             6,189                1,773
Non-cash activities:
    Loans transferred through foreclosure of a related mortgage loan
      to real estate owned                                                                      236                  339

                 The   accompanying   notes  are  an  integral   part  of  these
consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                              For the nine months ended
(In thousands, except share data)                                                                September 30, 2000
--------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
------------
Balance, beginning of period                                                              $                            114
No activity                                                                                                             --
                                                                                           -------------------------------
         Balance, end of period                                                           $                            114
                                                                                           ===============================
ADDITIONAL PAID-IN CAPITAL
--------------------------
Balance, beginning of period                                                              $                         75,952
Award of shares released from Employee Benefit Trust (3,593 common shares)                                              24
Restricted stock awards (4,600 common shares)                                                                            3
Tax benefit of unearned compensation                                                                                   169
                                                                                           -------------------------------
         Balance, end of period                                                           $                         76,148
                                                                                           ===============================
TREASURY STOCK
--------------
Balance, beginning of period                                                              $                        (25,308)
Purchases of common shares outstanding (387,516 common shares)                                                      (5,444)
Repurchase of restricted stock awards (22,392 common shares)                                                          (320)
Restricted stock awards (9,600 common shares)                                                                          148
Forfeiture of restricted stock awards (1,500 shares)                                                                   (22)
Options exercised (30,600 common shares)                                                                               466
                                                                                           -------------------------------
         Balance, end of period                                                           $                        (30,480)
                                                                                           ===============================
UNEARNED COMPENSATION
---------------------
Balance, beginning of period                                                              $                         (9,142)
Restricted stock award expense                                                                                         833
Restricted stock awards (9,600 common shares)                                                                         (145)
Forfeiture of restricted stock awards (1,500 common shares)                                                             22
Release of shares from Employee Benefit Trust (34,611 common shares)                                                   266
                                                                                           -------------------------------
         Balance, end of period                                                           $                         (8,166)
                                                                                           ===============================
RETAINED EARNINGS
-----------------
Balance, beginning of period                                                              $                         81,056
Net income                                                                                                           9,227
Restricted stock awards (5,000 common shares)                                                                           (6)
Options exercised (30,600 common shares)                                                                              (133)
Cash dividends declared and paid                                                                                    (2,578)
                                                                                           -------------------------------
         Balance, end of period                                                           $                         87,566
                                                                                           ===============================
ACCUMULATED OTHER COMPREHENSIVE INCOME
--------------------------------------
Balance, beginning of period                                                              $                         (4,496)
Change in net unrealized gain (loss), net of taxes of approximately $1,874 on
      securities available for sale                                                                                  2,075
Less: Reclassification adjustment for losses included in net income, net of taxes of
      approximately $273                                                                                               446
                                                                                           -------------------------------
         Balance, end of period                                                           $                         (1,975)
                                                                                           ===============================

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

2.    USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.    EARNINGS PER SHARE

Basic earnings per share for the three and nine month periods ended September 30, 2000 and 1999 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

                                                                         Three months ended         Nine months ended
                                                                            September 30,             September 30,
                                                                       -----------------------   ------------------------
(Amounts in thousands, except per share data)                                  2000       1999           2000        1999
-------------------------------------------------------------------------------------------------------------------------

Net income                                                                   $2,602     $3,231         $9,227      $9,460
Divided by:
     Weighted average common shares outstanding                               8,337      8,957          8,412       9,207
     Weighted average common stock equivalents                                  179        229            146         192
Total weighted average common shares & common stock equivalents               8,516      9,186          8,558       9,399
Basic earnings per share                                                      $0.31      $0.36          $1.10       $1.03
Diluted earnings per share                                                    $0.31      $0.35          $1.08       $1.01

Dividends per share                                                           $0.10      $0.08          $0.30       $0.24
Dividend payout ratio                                                        32.26%     22.86%         27.78%      23.76%

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   Notes to Consolidated Financial Statements


4.    IMPACT OF NEW ACCOUNTING STANDARDS

In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which amends SFAS No. 52 and 107, and supercedes SFAS No. 80, 105 and 119. This Statement requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of these derivatives at fair value. This
Pronouncement was scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which amends SFAS No. 133 to delay the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June of 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 by clarifying certain aspects of SFAS No. 133 to ease implementation. Adoption of this Pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, risk factors described in the Company's 1999 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 1999. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates",
"predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income for the three months ended September 30, 2000 was $2.6 million, a decline of $0.6 million, or 19.5%, from the $3.2 million reported for the three months ended September 30, 1999. Earnings per diluted share were $0.31 for the three months ended September 30, 2000, a decrease of 11.4% from the $0.35 per diluted share earned in the three months ended September 30, 1999. The return on average assets for the three months ended September 30, 2000 was 0.79% compared to 1.09% for the three months ended September 30, 1999, while the return on average equity for the three months ended September 30, 2000 was 8.73% compared to 10.77% for the three months ended September 30, 1999.

The three months ended September 30, 2000 includes the sale of approximately $20.7 million of mortgage-backed securities, which resulted in an after tax loss of $445,000. The proceeds of this sale were used to purchase $20.0 million of Bank Owned Life Insurance (BOLI), which has been included in Other Assets in the Consolidated Statements of Financial Condition. The purchase of the BOLI is expected to allow the company to recover a substantial portion of the Company's employee benefit costs. The tax advantages of the BOLI are immediately accretive to earnings, and will allow the Company to recover this loss within one year. Excluding this loss on sale of securities, net income for the three months ended September 30, 2000 would have been $3.0 million, or $0.36 per diluted share.

INTEREST INCOME. Total interest and dividend income increased $2.6 million, or 11.8%, to $24.8 million for the three months ended September 30, 2000 from $22.2 million for the three months ended September 30, 1999. This increase was primarily the result of a $117.0 million increase in the average earning balances of interest-earning assets for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The average balance of mortgage loans, net, increased $148.7 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was partially offset by $24.7 million, $5.2 million and $3.0 million decreases in the average balances of mortgage-backed securities, other securities and interest-earning deposits and federal funds sold, respectively, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The yield on interest-earning assets improved 11 basis points to 7.89% for the three months ended September 30, 2000 from 7.78% for the three months ended September 30, 1999 due to an increase in the average balance of mortgage loans, which have a higher yield than the yield on total interest-earning assets.

INTEREST EXPENSE. Interest expense increased $2.6 million, or 21.3%, to $14.9 million for the three months ended September 30, 2000 from $12.3 million for the three months ended September 30, 1999, primarily due to a $128.5 million increase in the average balance of interest-bearing liabilities. This was coupled with a 37 basis point increase in the average cost of interest-bearing liabilities to 5.11% in the three months ended September 30, 2000 from 4.74% in the three months ended September 30, 1999, as both certificates of deposit and borrowed funds renewed at higher rates. In addition, the average balance of higher costing certificates of deposit and borrowed funds increased.

NET INTEREST INCOME. For the three months ended September 30, 2000, net interest income was $9.9 million, the same as in the three months ended September 30, 1999. The net interest margin declined 33 basis points to 3.16% for the three months ended September 30, 2000 from 3.49% for the three months ended September 30, 1999. Despite this decline in net interest margin, net interest income for the three months ended September 30, 2000 remained at the same level as the comparable prior year period due to a $117.0 million increase in average interest- earning assets.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended September 30, 2000 or 1999. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income decreased by 70.5% to $264,000 for the three months ended September 30, 2000 from $896,000 for the three months ended September 30, 1999. Increases in fee income from mortgage operations and banking services were more than offset by the $718,000 pre-tax loss on sale of securities.

NON-INTEREST EXPENSE. Non-interest expense was $6.0 million for the three months ended September 30, 2000, an increase of $0.4 million, or 6.9%, from that reported for the three months ended September 30, 1999. The operating expenses of the Co-op City branch, opened in November 1999, and the Kissena branch, opened in July 2000, accounted for this increase. Management continues to monitor expenditures resulting in efficiency ratios, which exclude distortions from non-recurring items, of 54.1% and 51.0% for the three months ended September 30, 2000 and 1999, respectively.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes was $4.2 million for the three months ended September 30, 2000, a decrease of $1.0 million, or 19.4%, from the $5.2 million reported for the three months ended September 30, 1999, for the reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense decreased $0.4 million to $1.6 million for the three months ended September 30, 2000 as compared to $2.0 million for the three months ended September 30, 1999, due to the $1.0 million decrease in income before income taxes.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income for the nine months ended September 30, 2000 decreased 2.5% to $9.2 million from the $9.5 million reported for the nine months ended September 30, 1999. Earnings per diluted share were $1.08 for the nine months ended September 30, 2000, an increase of 6.9% from the $1.01 per diluted share earned in the nine months ended September 30, 1999. The return on average assets for the nine months ended September 30, 2000 was 0.96% compared to 1.09% for the nine months ended September 30, 1999, while the return on average equity for the nine months ended September 30, 2000 increased to 10.49% from 10.07% for the nine months ended September 30, 1999.

The nine months ended September 30, 2000 includes the previously mentioned loss on sale of mortgage-backed securities, resulting in an after tax loss of $445,000. Excluding this loss on sale of securities, net income for the nine months ended September 30, 2000 would have been $9.7 million, or $1.13 per diluted share.

INTEREST INCOME. Total interest and dividend income increased $7.8 million, or 12.15%, to $72.2 million for the nine months ended September 30, 2000 from $64.4 million for the nine months ended September 30, 1999. This increase was primarily the result of a $116.1 million increase in the average earning balances of interest-earning assets for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The average balance of mortgage loans, net, increased $137.6 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was partially offset by $18.1 million, $2.4 million and $2.3 million decreases in the average balances of mortgage-backed securities, other

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


securities and interest-earning deposits and federal funds sold, respectively, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The yield on interest-earning assets improved 12 basis points to 7.86% for the nine months ended September 30, 2000 from 7.74% for the nine months ended September 30, 1999, primarily due to an increase in the average balance of mortgage loans, which have a higher yield than the yield on total interest earning assets.

INTEREST EXPENSE. Interest expense increased $7.0 million, or 19.9%, to $42.0 million for the nine months ended September 30, 2000 from $35.0 million for the nine months ended September 30, 1999. The average balance of interest-bearing liabilities increased $126.4 million to $1.13 billion for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. In addition, the weighted average cost of interest-bearing liabilities increased 30 basis points to 4.96% for the nine months ended September 30, 2000 compared to 4.66% for the nine months ended September 30, 1999, as both certificates of deposit and borrowed funds renewed at higher rates. In addition, the average balance of higher costing certificates of deposit and borrowed funds increased.

NET INTEREST INCOME. For the nine months ended September 30, 2000, net interest income increased $0.9 million, or 3.0%, to $30.3 million from $29.4 million for the nine months ended September 30, 1999, for reasons stated above. The net interest margin declined 24 basis points to 3.29% for the nine months ended September 30, 2000 from 3.53% for the nine months ended September 30, 1999.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine months ended September 30, 2000 compared to $36,000 for the nine months ended September 30, 1999. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

NON-INTEREST INCOME. Total non-interest income decreased by 17.8% to $2.3 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. Increases in fee income from mortgage operations and banking services were more than offset by the $718,000 pre-tax loss on sale of securities recorded in the third quarter of 2000.

NON-INTEREST EXPENSE. Non-interest expense increased by $0.8 million, or 4.6%, to $17.7 million for the nine months ended September 30, 2000 as compared to $16.9 million for the nine months ended September 30, 1999. The operating expenses of the Co-op City branch, opened in November 1999, and the Kissena branch, opened in July 2000, primarily accounted for this increase. Management continues to monitor expenditures resulting in efficiency ratios, which exclude distortions from non-recurring items, of 52.7% for the nine months ended September 30, 2000 compared to 51.7 % for the nine months ended 1999.

INCOME BEFORE INCOME TAXES. Total income before provision for income taxes decreased $0.4 million, or 2.5%, to $14.9 million for the nine months ended September 30, 2000 as compared to $15.3 million for the nine months ended September 30, 1999 for reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense decreased $0.1 million to $5.7 million for the nine months ended September 30, 2000 as compared to $5.8 million for the nine months ended September 30, 1999. This is due to the $0.4 million decrease in income before taxes.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


FINANCIAL CONDITION

ASSETS. Total assets at September 30, 2000 were $1.32 billion, a $70 million increase from December 31, 1999. During the nine months ended September 30, 2000, loan originations and purchases were $80.8 million for 1-4 family residential mortgage loans, $46.4 million for multi-family real estate loans, $33.4 million for commercial real estate loans and $4.5 million in construction loans. During the nine months ended September 30, 1999, loan originations and purchases were $74.6 million for 1-4 family residential mortgage loans, $65.0 million for multi- family real estate loans, $30.4 million for commercial real estate loans and $6.1 million in construction loans. Total loans, net, increased $100.8 million during the nine months ended September 30, 2000 to $976.7 million from $875.9 million at December 31, 1999.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.4 million at September 30, 2000 compared to $3.6 million at December 31, 1999 and $5.6 million at September 30, 1999. Total non-performing assets as a percentage of total assets were 0.11% at September 30, 2000 compared to 0.29% at December 31, 1999 and 0.47% at September 30, 1999. The ratio of allowance for loan losses to total non-performing loans was 570.61% at September 30, 2000 compared to 213.29% at December 31, 1999 and 130.72% at September 30, 1999.

LIABILITIES. Total liabilities increased $65 million to $1.20 billion at September 30, 2000 from $1.13 billion at December 31, 1999. The change in total liabilities was due primarily to increases in borrowings and deposits of $46.9 million and $17.0 million, respectively, during the nine months ended September 30, 2000.

EQUITY. Total stockholders' equity increased $5.0 million to $123.2 million at September 30, 2000 from $118.2 million at December 31, 1999. The increase is primarily due to $9.2 million in net income for the nine months ended September 30, 2000 and an improvement of $2.5 million in the net unrealized loss in the market value of securities available for sale, partially offset by $5.4 million in treasury shares purchased through the Company's stock repurchase plans and $2.6 million in cash dividends paid during the nine month period. Quarterly dividends per share were increased to $0.10 per share for the first three quarters of 2000 from $0.08 per share in the fourth quarter of 1999. Book value per share improved to $13.17 per share at September 30, 2000 from $12.15 per share at December 31, 1999 and $12.11 per share at September 30, 1999.

Under its stock repurchase program, the Company repurchased 387,516 shares for the nine months ended September 30, 2000, leaving 467,000 shares to be repurchased under the current stock repurchase program.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At September 30, 2000 and December 31, 1999, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 11.94% and 9.72%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


CASH FLOW. During the nine months ended September 30, 2000, funds provided by the Company's operating activities amounted to $10.4 million. These funds, together with $56.9 million provided by financing activities and $21.5 million of cash and cash equivalents available at the beginning of the year, were utilized to fund net investing activities of $88.8 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the nine months ended September 30, 2000, the net total of loan originations less loan repayments was $85.2 million, and the total amount of real estate loans purchased was $15.6 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 2000, the Company purchased a total of $12.3 million in securities available for sale. The Company also realized $20.2 million from the sale of securities available for sale, and purchased $20.0 million of Bank Owned Life Insurance. Funds for investment were also provided by $27.0 million in prepayments of securities available for sale, and $46.9 million of net increased borrowings. The Company also used funds of $5.4 million for treasury stock repurchases and $2.6 million in dividend payments during the nine months ended September 30, 2000.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


INTEREST RATE RISK
------------------

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest- earning assets which could adversely affect the Company's results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company's stockholders' equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2000. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.


                           Projected Percentage Change In
                         ----------------------------------
                           Net Interest       Net Portfolio        Net Portfolio
Change in Interest Rate       Income              Value             Value Ratio
--------------------------------------------------------------------------------
-300 Basis points              5.12%               11.08%              12.05%
-200 Basis points              5.88                13.30               12.54
-100 Basis points              4.47                11.66               12.61
Base interest rate               --                   --               11.65
+100 Basis points             -6.02               -14.89               10.28
+200 Basis points            -12.54               -30.10                8.75
+300 Basis points            -19.40               -44.36                7.22

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


REGULATORY CAPITAL POSITION
---------------------------

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2000, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 2000.


(Dollars in thousands)              Amount                   Percent of Assets
--------------------------------------------------------------------------------

TANGIBLE CAPITAL:
     Capital level                 $102,887                             7.86%
     Requirement                     19,635                             1.50
     Excess                          83,252                             6.36

CORE CAPITAL:
     Capital level                 $102,887                             7.86%
     Requirement                     39,269                             3.00
     Excess                          63,618                             4.86

RISK-BASED CAPITAL:
     Capital level                 $109,599                            14.06%
     Requirement                     62,349                             8.00
     Excess                          47,250                             6.06

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


AVERAGE BALANCES
----------------

Net interest income represents the difference between income on interest-earning assets and expense on interest- bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest- bearing liabilities and the interest rate earned or paid on them. The following table set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended September 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                           For the three months ended September 30,
                                        ------------------------------------------------------------------------------
                                                         2000                                    1999
                                        --------------------------------------  --------------------------------------
                                            Average                  Average       Average                  Average
(Dollars in thousands)                      Balance     Interest   Yield/Cost      Balance     Interest    Yield/Cost
----------------------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-earning assets:
    Mortgage loans, net                     $964,618     $19,608         8.13%      $815,962     $16,784         8.23%
    Other loans                                7,293         187        10.26          5,997         156        10.41
    Mortgage-backed securities               261,719       4,579         7.00        286,434       4,784         6.68
    Other securities                          16,316         288         7.06         21,548         316         5.87
    Interest-earning deposits and
      federal funds sold                       7,933         148         7.46         10,942         159         5.81
                                        -------------------------------------   -------------------------------------
       Total interest-earning assets       1,257,879      24,810         7.89      1,140,883      22,199         7.78
                                                    -------------------------                ------------------------
    Non-interest earning assets               58,900                                  50,018
                                        ------------                            ------------
       Total assets                       $1,316,779                              $1,190,901
                                        ============                            ============
LIABILITIES AND EQUITY
----------------------
Interest-bearing liabilities:
    Passbook accounts                       $188,285         979         2.08       $200,380       1,044         2.08
    NOW accounts                              27,959         132         1.89         25,843         124         1.92
    Money market accounts                     43,572         372         3.42         38,784         308         3.18
    Certificate of deposit accounts          391,879       5,566         5.68        361,645       4,729         5.23
    Mortgagors' escrow deposits               11,908          28         0.94          9,140          15         0.66
    Borrowed funds                           499,280       7,786         6.24        398,543       6,038         6.06
                                        -------------------------------------   -------------------------------------
       Total interest-bearing liabilities  1,162,883      14,863         5.11      1,034,335      12,258         4.74
                                                    -------------------------                ------------------------
Other liabilities                             34,672                                  36,582
                                        ------------                            ------------
       Total liabilities                   1,197,555                               1,070,917
Equity                                       119,224                                 119,984
                                        ------------                            ------------
       Total liabilities and equity       $1,316,779                              $1,190,901
                                        ============                            ============
Net interest income/Interest rate spread                  $9,947         2.78%                    $9,941         3.04%
                                                    =========================               =========================
Net interest-earning assets /
    Net interest margin                      $94,996                     3.16%      $106,548                     3.49%
                                        ============            =============   ============             ============
Ratio of interest-earning assets to
    interest-bearing liabilities                                         1.08x                                   1.10x
                                                                =============                            ============

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


AVERAGE BALANCES (continued)
----------------------------

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine month periods ended September 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                            For the nine months ended September 30,
                                        ------------------------------------------------------------------------------
                                                         2000                                    1999
                                        --------------------------------------  --------------------------------------
                                            Average                  Average       Average                  Average
(Dollars in thousands)                      Balance     Interest   Yield/Cost      Balance     Interest    Yield/Cost
----------------------------------------------------------------------------------------------------------------------

ASSETS
------
Interest-earning assets:
    Mortgage loans, net                     $923,979     $56,210         8.11%      $786,347     $48,900         8.29%
    Other loans                                6,548         504        10.26          5,311         393         9.87
    Mortgage-backed securities               270,261      14,194         7.00        288,385      13,838         6.40
    Other securities                          16,317         863         7.05         18,714         819         5.84
    Interest-earning deposits and
      federal funds sold                       8,958         468         6.97         11,229         463         5.50
                                        -------------------------------------   -------------------------------------
       Total interest-earning assets       1,226,063      72,239         7.86      1,109,986      64,413         7.74
                                                    -------------------------                ------------------------
    Non-interest earning assets               54,237                                  52,213
                                        ------------                            ------------
       Total assets                       $1,280,300                              $1,162,199
                                        ============                            ============
LIABILITIES AND EQUITY
----------------------
Interest-bearing liabilities:
    Passbook accounts                       $190,906       2,959         2.07       $201,650       3,124         2.07
    NOW accounts                              27,649         393         1.90         26,381         375         1.90
    Money market accounts                     42,906       1,077         3.35         34,713         778         2.99
    Certificate of deposit accounts          381,362      15,716         5.49        364,355      14,269         5.22
    Mortgagors' escrow deposits               13,548          64         0.63         10,842          55         0.68
    Borrowed funds                           472,063      21,740         6.14        364,057      16,395         6.00
                                        -------------------------------------   -------------------------------------
       Total interest-bearing liabilities  1,128,434      41,949         4.96      1,001,998      34,996         4.66
                                                    -------------------------                ------------------------
Other liabilities                             34,573                                  34,917
                                        ------------                            ------------
       Total liabilities                   1,163,007                               1,036,915
Equity                                       117,293                                 125,284
                                        ------------                            ------------
       Total liabilities and equity       $1,280,300                              $1,162,199
                                        ============                            ============
Net interest income/Interest rate spread                 $30,290         2.90%                   $29,417         3.08%
                                                    =========================               =========================
Net interest-earning assets /
    Net interest margin                      $97,629                     3.29%      $107,988                     3.53%
                                        ============            =============   ============             ============
Ratio of interest-earning assets to
    interest-bearing liabilities                                         1.09x                                   1.11x
                                                                =============                            ============

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

                                                     Nine Months Ended
                                          --------------------------------------
(In thousands)                            September 30, 2000  September 30, 1999
--------------------------------------------------------------------------------

MORTGAGE LOANS
--------------
At beginning of period                             $876,984         $754,065

Mortgage loans originated:
    One-to-four family                               65,107           64,669
    Cooperative                                         185              300
    Multi-family real estate                         46,408           64,973
    Commercial real estate                           33,368           30,369
    Construction                                      4,504            6,121
                                                 ----------       ----------
          Total mortgage loans originated           149,572          166,432
                                                 ----------       ----------
Acquired loans:
    Loans purchased                                  15,508            9,599
                                                 ----------       ----------
          Total acquired loans                       15,508            9,599
                                                 ----------       ----------
Less:
    Principal and other reductions                   65,498           94,417
    Mortgage loan foreclosures                          226              339
                                                 ----------       ----------
At end of period                                   $976,340         $835,340
                                                 ==========       ==========


OTHER LOANS
-----------
At beginning of period                             $  5,748         $  4,515

Other loans originated:
    Small Business Administration                     2,228            2,152
    Small business loans                                690            2,367
    Other loans                                       1,461              810
                                                 ----------       ----------
           Total other loans originated               4,379            5,329
                                                 ----------       ----------
Less:
    Sales                                               767            1,689
    Principal and other reductions                    2,659            1,758
                                                 ----------       ----------
At end of period                                   $  6,701         $  6,397
                                                 ==========       ==========

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

(Dollars in thousands)                     September 30, 2000  December 31, 1999
--------------------------------------------------------------------------------

Non-accrual mortgage loans                            $1,095          $3,157
Other non-accrual loans                                   81              39
                                                    --------        --------
          Total non-accrual loans                      1,176           3,196

Mortgage loans 90 days or more delinquent
     and still accruing                                   --              --
Other loans 90 days or more delinquent
     and still accruing                                   --              --
                                                    --------        --------
          Total non-performing loans                   1,176           3,196
Real estate owned (foreclosed real estate)               236             368
                                                    --------        --------
          Total non-performing assets                 $1,412          $3,564
                                                    ========        ========

Non-performing loans to gross loans                     0.12%           0.36%
Non-performing assets to total assets                   0.11%           0.29%


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

                                                                                 Nine Months Ended
                                                           -------------------------------------------------------------
(Dollars in thousands)                                         September 30, 2000                 September 30, 1999
------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                 $6,818                             $6,762
Provision for loan losses                                                          --                                 36
Loans charged-off:
    One-to-four family                                                              3                                 11
    Co-operative                                                                   --                                 --
    Multi-family                                                                   --                                 --
    Commercial                                                                     --                                 --
    Construction                                                                   --                                 --
    Other                                                                         103                                  3
                                                           --------------------------         --------------------------
          Total loans charged-off                                                 106                                 14
                                                           --------------------------         --------------------------
Recoveries:
    Mortgage loans                                                                 --                                153
    Other loans                                                                    --                                 --
                                                           --------------------------         --------------------------
          Total recoveries                                                         --                                153
                                                           --------------------------         --------------------------
Balance at end of period                                                       $6,712                             $6,937
                                                           ==========================         ==========================

Ratio of net charge-offs(recoveries) during the year to
    average loans outstanding during the period                                 0.01%                             (0.02)%
Ratio of allowance for loan losses to loans at end of period                    0.68%                              0.82%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                                   475.41%                            123.01%
Ratio of allowance for loan losses to non-performing                          570.61%                            130.72%
    loans at end of period

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBIT.

Exhibit No.       Description
-----------       --------------------------------------------------------------

    10.2(a) Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Certain Officers

    10.3(d) Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers

    10.4(a)       Form of Special Termination Agreement as Amended.

    10.5(a) Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB

    10.6(c)       Amended and Restated Outside Director Retirement Plan

    10.6(d) Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan.

    27.           Financial data schedule

b)   REPORTS ON FORM 8-K.

Not applicable.

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Flushing Financial Corporation,




Dated:  November 7, 2000              By:  /s/ Michael J. Hegarty
        ----------------                   --------------------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer




Dated:  November 7, 2000              By:  /s/ Monica C. Passick
        ----------------                   -------------------------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       --------------------------------------------------------------

    10.2(a) Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Certain Officers

    10.3(d) Amended and Restated Employment Agreement between Flushing Financial Corporation and Certain Officers

    10.4(a)       Form of Special Termination Agreement as Amended.

    10.5(a) Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB

    10.6(c)       Amended and Restated Outside Director Retirement Plan

    10.6(d) Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan.

    27.           Financial data schedule