Form 10-K
period 2000-12-31
FLUSHING FINANCIAL CORP
filed 2001-03-29
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $157,933,000. This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, on February 28, 2001, the last trading date in February 2001, which was $17.875.

     The number of shares of the registrant's Common Stock outstanding as of February 28, 2001 was 9,277,190 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001 are incorporated herein by reference in
Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
Item 1.  Business..............................................................1
           General ............................................................1
           Market Area and Competition.........................................2
           Lending Activities..................................................3
                  Loan Portfolio Composition...................................3
                  Loan Maturity and Repricing..................................6
                  One-to-Four Family Mortgage Lending..........................6
                  Home Equity Loans............................................7
                  Multi-Family Lending.........................................8
                  Commercial Real Estate Lending...............................8
                  Construction Loans...........................................8
                  Small Business Administration Lending........................9
                  Consumer and Other Lending...................................9
                  Loan Approval Procedures and Authority.......................9
                  Loan Concentrations.........................................10
                  Loan Servicing..............................................10
           Asset Quality......................................................10
                  Loan Collection.............................................10
                  Delinquent Loans and Non-performing Assets..................10
                  REO.........................................................11
           Allowance for Loan Losses..........................................11
           Investment Activities..............................................15
                  General.....................................................15
                  Mortgage-backed securities..................................16
           Sources of Funds...................................................19
                  General.....................................................19
                  Deposits....................................................19
                  Borrowings..................................................22
           Subsidiary Activities..............................................23
           Personnel..........................................................23

                                  RISK FACTORS
           Effect of Interest Rates...........................................24
           Lending Activities.................................................24
           Competition........................................................25
           Local Economic Conditions..........................................25
           Legislation and Proposed Changes...................................25
           Certain Anti-Takeover Provisions...................................25

                        FEDERAL, STATE AND LOCAL TAXATION
           Federal Taxation...................................................26
                  General.....................................................26
                  Bad Debt Reserves...........................................26
                  Distributions...............................................26
                  Corporate Alternative Minimum Tax...........................27
           State and Local Taxation...........................................27
                  New York State and New York City Taxation...................27
                  Delaware State Taxation.....................................28

                                   REGULATION
           General 28
           Holding Company Regulation.........................................28
           Investment Powers..................................................29
           Real Estate Lending Standards......................................30
           Loans-to-One Borrower Limits.......................................30
           Insurance of Accounts..............................................30
           Liquidity Requirements.............................................31
           Qualified Thrift Lender Test.......................................31
           Transactions with Affiliates.......................................32
           Restrictions on Dividends and Capital Distributions................32
           Federal Home Loan Bank System......................................33
           Assessments........................................................33
           Branching..........................................................33
           Community Reinvestment.............................................33
           Brokered Deposits..................................................34
           Capital Requirements...............................................34
                  General.....................................................34
                  Tangible Capital Requirement................................34
                  Core Capital Requirement....................................34
                  Risk-Based Requirement......................................35
           Federal Reserve System.............................................35
           Financial Reporting................................................36
           Standards for Safety and Soundness.................................36
           Gramm-Leach-Bliley Act.............................................36
           Prompt Corrective Action...........................................37
           Federal Securities Laws............................................37
Item 2.  Properties...........................................................38
Item 3.  Legal Proceedings....................................................38
Item 4.  Submission of Matters to a Vote of Security Holders..................38

                                     PART II
Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters................................................39
Item 6.  Selected Financial Data..............................................39
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................39
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........39
Item 8.  Financial Statements and Supplementary Data..........................39
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................39

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..................40
Item 11.  Executive Compensation..............................................40
Item 12.  Security Ownership of Certain Beneficial Owners and Management......40
Item 13.  Certain Relationships and Related Transactions......................40

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....41
           (a)   1.  Financial Statements.....................................41
                 2.  Financial Statement Schedules............................41
           (b)  Reports on Form 8-K filed during the last quarter
                 of fiscal 2000...............................................41
           (c)  Exhibits Required by Securities and Exchange Commission
                 Regulation S-K...............................................42

                                   SIGNATURES
                                POWER OF ATTORNEY

                                     PART I

     Statements contained in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions "Business -- Allowance for Loan Losses", "Business -- Market Area and Competition" and "Risk Factors" below, and elsewhere in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

Item 1.    Business.

General

     Flushing Financial Corporation (the "Company") is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the "Bank"). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank. The Company acquired all of the stock of the Bank upon its conversion from a federal mutual savings bank to a federal stock savings bank on November 21, 1995. The primary business of the Company at this time is the operation of its wholly-owned subsidiary, the Bank. At December 31, 2000, the Company had total assets of $1.3 billion, deposits of $682.1 million and stockholders' equity of $126.7 million. Flushing Financial Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFIC".

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

     In addition to operating the Bank, the Company invests primarily in U.S. government and federal agency securities, federal funds, mortgage-backed securities, and corporate securities. The Company also holds a note evidencing a loan that it made to an employee benefit trust established by the Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company and the Bank (the "Employee Benefit Trust"). The funds provided by this loan enabled the Employee Benefit Trust to acquire 1,035,000 shares, or 8% of the common stock issued in our initial public offering. The Company has in the past increased growth through acquisition of financial institutions and branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as opportunities arise. The Bank also seeks increased growth through the opening of new branches. The Company may also organize or acquire, through merger or otherwise, other financial services related companies. The activities of the Company are primarily funded by dividends, if any, received from the Bank.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family residential mortgage loans, multi-family income producing property loans and
commercial   real  estate   loans;   (2)  mortgage  loan   surrogates   such  as
mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Bank originates certain other loans, including construction loans, Small Business Administration ("SBA") loans and other small business and consumer loans. The Bank's revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank's primary sources of funds are deposits, Federal Home Loan Bank-New York ("FHLB-NY") borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Bank's primary regulator is the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Bank is a member of the Federal Home Loan Bank ("FHLB") system.

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

Market Area and Competition

     The Bank has been, and intends to continue to be, a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and nine branch offices, located in the New York City Boroughs of Queens, Brooklyn, Manhattan, and Bronx, and in Nassau County, New York. Substantially all of the Bank's mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, the unemployment and real estate values in the New York City metropolitan area have been relatively stable, which has favorably impacted the Bank's asset quality. See "--Asset Quality." There can be no assurance that the stability of these economic factors will continue.

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for multi-family loans, commercial real estate loans and one-to-four family residential mortgage loans will continue to increase in the future. Thus, no assurances can be given that the Bank will be able to maintain or increase its current level of origination of such loans, as contemplated by management's current business strategy. The Bank's most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces increasing competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in maintaining its deposit base and increasing its loan portfolios.

     For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," included in the Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "Annual Report"), incorporated herein by reference.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties, or commercial real estate, construction loans, SBA loans, other small business loans and consumer loans. At December 31, 2000, the Bank had gross loans outstanding of $992.5 million (before reserves and net deferred costs), of which $475.8 million, or 47.94%, were one-to-four family residential mortgage loans (including $23.0 million of condominium loans, $8.0 million of co-operative apartment loans and $5.7 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 45.76% were ARM loans and 54.24% were fixed-rate loans. At December 31, 2000, multi-family loans totaled $334.3 million, or 33.68% of gross loans, commercial real estate loans totaled $167.6 million, or 16.88% of gross loans, construction loans totaled $8.3 million, or 0.84% of gross loans, SBA loans totaled $2.8 million, or 0.29% of gross loans, and consumer and other loans totaled $3.7 million, or 0.37% of gross loans.

     The Bank has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include ARM loans, fixed-rate mortgage loans and home equity loans. However, for several years, the Bank has also placed emphasis on multi-family and commercial real estate loans. The Bank expects to continue its emphasis on multi-family and commercial real estate loans as well as on one-to-four family residential mortgage loans. From December 31, 1999 to December 31, 2000, one-to-four family residential mortgage loans increased $52.7 million, or 12.4%, multi-family loans increased $23.7 million, or 7.6%, and commercial real estate loans increased $30.5 million, or 22.2%. Fully underwritten one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Multi-family income producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family residential loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater credit risk than fully underwritten one-to-four family residential mortgage loans. The Bank's strategy to emphasize multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with multi-family and commercial real estate loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Company has not experienced significant losses in its multi-family and commercial real estate loan portfolios.

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

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                              At December 31,
                                    -----------------------------------------------------------------------------------------------
                                            2000               1999               1998               1997                1996
                                    ------------------  -----------------  -----------------   -----------------  -----------------
                                               Percent            Percent            Percent             Percent            Percent
                                      Amount  of Total   Amount  of Total   Amount  of Total    Amount  of Total   Amount  of Total
                                    --------- --------  -------- --------  -------- --------   -------- --------  -------- --------
                                                                            (Dollars in thousands)
Mortgage Loans:
   One-to-four family residential(1)
                                     $467,784    47.13% $414,194    46.92% $361,786    47.69%  $289,286    47.67% $223,273    57.28%

   Co-operative apartment (2)           8,009     0.81     8,926     1.01    10,238     1.35     12,065     1.99    13,245     3.40

   Multi-family real estate           334,307    33.68   310,594    35.19   277,437    36.57    230,229    37.95   104,870    26.91

   Commercial real estate             167,549    16.88   137,072    15.53   101,401    13.37     68,182    11.24    46,698    11.98

   Construction                         8,304     0.84     6,198     0.70     3,203     0.42      2,797     0.46        --       --
                                      -------   ------  --------   ------  -------- --------   -------- --------  -------- --------
     Gross mortgage loans             985,953    99.34   876,984    99.35   754,065    99.40    602,559    99.31   388,086    99.57

Small Business Administration
  loans                                 2,844     0.29     2,369     0.27     2,616     0.35      2,789     0.46        --       --

Consumer and other loans                3,704     0.37     3,379     0.38     1,899     0.25      1,385     0.23     1,680     0.43
                                      -------   ------  --------   ------  -------- --------   -------- --------  -------- --------
     Gross loans                      992,501   100.00%  882,732   100.00%  758,580   100.00%   606,733   100.00%  389,766   100.00%
                                                ======             ======             ======              ======             ======

Unearned loan fees and deferred
  costs, net                             579                (28)             (1,263)             (1,838)            (1,548)

Less: Allowance for loan losses       (6,721)            (6,818)             (6,762)             (6,474)            (5,437)
                                     -------            -------             -------             -------            -------
     Loans, net                     $986,359           $875,886            $750,555            $598,421           $382,781
                                    ========           ========            ========            ========           ========

(1)  One-to-four   family   residential  loans  also  include  home  equity  and
     condominium loans. At December 31, 2000, gross home equity loans totaled $5.7 million and condominium loans totaled $23.0 million.

(2) Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

     The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:

                                                                 For the Year Ended December 31,
                                                     -------------------- ------------------ ------------------
                                                            2000                1999               1998
                                                     -------------------- ------------------ ------------------
                                                                          (In thousands)
     Mortgage Loans

     At beginning of year                                  $876,984             $754,065             $602,559

     Mortgage loans originated:
          One-to-four family residential                     78,128               91,312               83,051
          Co-operative apartment                                265                  300                  113
          Multi-family real estate                           63,813               77,895               84,328
          Commercial real estate                             41,948               49,744               52,211
          Construction                                        5,078                8,158                3,332
                                                           --------             --------             --------
               Total mortgage loans originated              189,232              227,409              223,035
                                                           --------             --------             --------

     Mortgage loans purchased:
          One-to-four family residential                     15,658               15,008               27,174
          Commercial real estate                                 --                  884                   --
                                                           --------             --------             --------
               Total mortgage loans purchased                15,658               15,892               27,174
                                                           --------             --------             --------

     Less:
          Principal reductions                               95,695              120,008               98,251
          Mortgage loan foreclosures                            226                  374                  452
                                                           --------             --------             --------
     At end of year                                        $985,953             $876,984             $754,065
                                                           ========             ========             ========

     SBA, Consumer and Other Loans

     At beginning of year                                    $5,748               $4,515               $4,174

     Loans originated:
          SBA loans                                           3,635                2,376                3,741
          Small business loans                                  845                2,617                1,316
          Other loans                                         3,021                1,159                1,467
                                                           ========             ========             ========
               Total other loans originated                   7,501                6,152                6,524
                                                           ========             ========             ========

     Less:
          Sales                                               2,474                2,280                2,918
          Repayments                                          4,151                2,543                3,265
          Charge=offs                                            76                   96                   --
                                                           ========             ========             ========
     At end of year                                          $6,548               $5,748               $4,515
                                                           ========             ========             ========

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 2000. Loans that have adjustable-rates are shown as being due in the period during which the interest rates are next subject to change. The table does not reflect prepayments or scheduled principal amortization, which totaled $99.8 million for the year ended December 31, 2000. Certain adjustable rate loans have features that limit changes in interest rates on a short-term basis and over the life of the loan.

                                                          At December 31, 2000
                              ---------------------------------------------------------------------------------------------
                                            Mortgage Loans                                      Other Loans
                              ------------------------------------------------------------- ------------------
                               One-to-                                                                             Total
                                Four         Co-         Multi-                                      Consumer      Loans
                               Family     operative     family     Commercial  Construction   SBA    and Other  Receivable
                              ---------   ---------   ----------   ----------- ------------  -----   --------- -----------
                                                                      (In thousands)
Amounts due:
     Within one year           $ 42,593     $3,721     $ 36,910     $ 15,092     $7,064     $2,789     $ 2,082     $110,251
                               --------     ------     --------     --------     ------     ------     -------     --------
After one year (1)
     One to two years            19,359      1,252       32,630       12,854      1,240      1,010      68,345
     Two to three years          19,588        367       36,674       12,342         --         --         495       69,466
       Three to five years       46,860        522       72,779       59,184         --         45         117      179,507
       Five to ten years        100,162        936       93,742       53,319         --         10          --      248,169
     Over ten years             239,222      1,211       61,572       14,758         --         --          --      316,763
                               --------     ------     --------     --------     ------     ------     -------     --------
        Total due after
             one year           425,191      4,288      297,397      152,457      1,240         55       1,622      882,250
                               --------     ------     --------     --------     ------     ------     -------     --------
Total amounts due              $467,784     $8,009     $334,307     $167,549     $8,304     $2,844     $ 3,704     $992,501
                               ========     ======     ========     ========     ======     ======     =======     ========

(1) Of the $882.3 million of loans due after one year, $494.0 million are adjustable rate loans and $388.3 million are fixed-rate loans.

     One-to-Four Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four family residences, including townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. Residential mortgage loans were $475.8 million, or 47.94% of gross loans, at December 31, 2000.

     Partly  in  response  to  the  intense   competition  for  originations  of
one-to-four family residential mortgage loans, the Bank has a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank purchases individual newly originated one-to-four family loans originated by such correspondents. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. During 2000, through these relationships, the Bank purchased $15.7 million in one-to-four family mortgage loans, as compared to $15.0 million in 1999 and $27.2 million during 1998.

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

     Residential mortgage loans originated by the Bank have generally been underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, and with increasing frequency, the Bank originates residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank's policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $18.7 million, $37.3 million and $36.8 million in loans of this type during 2000, 1999 and 1998, respectively.

     The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank originated and purchased $11.2 million, $24.2 million and $44.3 million of 15-year fixed-rate residential mortgage loans in 2000, 1999 and 1998, respectively. The Bank also originated and purchased $23.4 million, $47.4 million and $30.8 million of 30-year fixed rate residential mortgage loans in 2000, 1999 and 1998, respectively. These loans have been retained to provide flexibility in the management of the Company's interest rate sensitivity position. At December 31, 2000, $258.1 million, or 54.24%, of the Bank's residential mortgage loans consisted of fixed rate loans.

     The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased one-to-four family residential ARM loans totaling $59.4 million, $35.0 million and $35.2 million during 2000, 1999 and 1998, respectively. At December 31, 2000, $217.7 million, or 45.76%, of the Bank's residential mortgage loans consisted of ARM loans.

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

     The retention of ARM loans in the Bank's portfolio helps reduce the Bank's exposure to interest rate risks. However, in an environment of rapidly increasing interest rates, it is possible for the interest rate increase to exceed the maximum aggregate adjustment on ARM loans and negatively affect the spread between the Bank's interest income and its cost of funds.

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

     Home Equity Loans. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are granted in amounts from $25,000 to $100,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2000, home equity loans totaled $5.7 million, or 0.58%, of gross loans.

     Multi-Family Lending. Loans secured by multi-family income producing properties (including mixed-use properties) were $334.3 million, or 33.68% of gross loans, at December 31, 2000, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $496,741 at December 31, 2000, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $6.1 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on multi-family loans.

     In underwriting multi-family loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment. Multi-family loans generally are made up to 75% of the appraised value of the property securing the loan or the sale price of the property, whichever is less. The Bank generally obtains personal guarantees from these borrowers and typically orders an environmental report after an inspection has been made of the property securing the loan.

     Loans secured by multi-family income producing property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family income producing property is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. Loans secured by multi-family income producing property also may involve a greater degree of environmental risk. The Bank seeks to protect against this risk through obtaining an environmental report. See "--Asset Quality -- REO."

     Commercial Real Estate Lending. Loans secured by commercial real estate were $167.5 million, or 16.88% of the Bank's gross loans, at December 31, 2000. The Bank's commercial real estate loans are secured by improved properties such as offices, motels, small business facilities, strip shopping centers, warehouses, religious facilities and mixed-use properties. At December 31, 2000, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $646,906, and the largest of such loans, which was secured by a hotel, had a principal balance of $5.3 million. Typically, commercial real estate loans are originated at a range of $100,000 to $6.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on all commercial real estate loans.

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

     Construction Loans. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 65% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments, either from the Bank or another financial institution, and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less and with adjustable interest rates that are tied to a market index. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 2000 totaled $8.3 million, or 0.84% of gross loans.

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

     Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $1.0 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from five to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans collecting a servicing fee of approximately 1%. At December 31, 2000, SBA loans totaled $2.8 million, representing 0.29% of gross loans.

     Consumer and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total consumer and other loans outstanding at December 31, 2000 amounted to $3.7 million, or 0.37% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $75,000, with a maximum term of five years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

     Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 2000, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $11.2 million, $8.8 million and $8.4 million for each of the three borrowers.

     Loan Servicing. At December 31, 2000, the Bank was servicing $27.2 million of mortgage loans and $7.4 million of SBA loans for others. The Bank's policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

     Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may commence foreclosure proceedings against real property that secures the real estate loan and attempt to repossess personal or business property that secures an SBA loan, business loan, consumer loan or co-operative apartment loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction loans are made on a case by case basis. Since foreclosure typically halts the sale of the collateral and may be a lengthy procedure, the Bank may consider loan work-out arrangements to work with multi-family or commercial real estate borrowers in an effort to restructure the loan rather than foreclose, particularly if the borrower is, in the opinion of management, able to manage the project. In certain circumstances, on rental properties, the Bank may institute proceedings to seize the rent.

     On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2000, the Bank held $6.6 million of loans that were serviced by others.

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

     The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned ("REO") at the dates indicated. During the years ended December 31, 2000, 1999 and 1998, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $79,000, $208,000 and $180,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                                       At December 31,
                                               ---------------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                               ------------- ------------- -------------  ------------  ------------
                                                                    (Dollars in thousands)
  Non-accrual loans:
  One-to-four family residential                   $1,336        $1,349        $1,261        $1,897        $1,835
  Co-operative apartment                               --            29            15            --            32
  Multi-family real estate                            156            --            --            --           505
  Commercial real estate                               --         1,779         1,280           512            --
  Construction                                         --            --            --            --            --
                                                   ------        ------        ------        ------        ------
            Total non-accrual mortgage loans        1,492         3,157         2,556         2,409         2,372
  Other non-accrual loans                             126            39            41            49            36
                                                   ------        ------        ------        ------        ------
            Total non-accrual loans                 1,618         3,196         2,597         2,458         2,408
  Loans 90 days or more delinquent
       and still accruing                              --            --            --            --            --
                                                   ------        ------        ------        ------        ------
            Total non-performing loans              1,618         3,196         2,597         2,458         2,408
  Foreclosed real estate                               44           368            77           433         1,218
                                                   ------        ------        ------        ------        ------
            Total non-performing assets            $1,662        $3,564        $2,674        $2,891        $3,626
                                                   ======        ======        ======        ======        ======

  Troubled debt restructurings                         --            --            --            --            --
                                                   ======        ======        ======        ======        ======

  Non-performing loans to gross loans                0.16%         0.36%         0.34%         0.41%         0.62%
  Non-performing assets to total assets              0.12%         0.29%         0.23%         0.27%         0.47%

     REO. The Bank has been aggressively marketing its REO properties. At December 31, 2000, the Bank owned one property with a carrying value of $44,000.

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

Allowance for Loan Losses

     The Bank has established and maintains on its books an allowance for loan losses that is designed to provide reserves for estimated losses inherent in the Bank's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experiences, trends in the volume of non-accrual loans and regional and national economic conditions. Management reviews the quality of loans and reports to the Loan Committee of the Board of Directors on a monthly basis. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank's staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of the allowance.

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

     The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require the Bank to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. An OTS policy statement provides guidance for OTS examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution's general valuation allowance policies and procedures are deemed to be inadequate, the general valuation allowance would be compared to certain ranges of general valuation allowances deemed acceptable by the OTS depending in part on the savings institution's level of classified assets.

     The Bank did not record a provision for loan losses for the year ended December 31, 2000. The Bank's provision for loan losses was $36,000 and $214,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 2000, the total allowance for loan losses was $6.7 million, representing 415.32% of non-performing loans and 404.28% of non-performing assets, compared to ratios of 213.29% and 191.29% respectively, at December 31, 1999. The Bank continues to monitor and modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

     Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions and the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. However, many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank's lending area and the value of collateral, or a review and evaluation of the Bank's loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank's increased emphasis on commercial real estate and multi-family loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with commercial real estate, multi-family loans and construction loans may require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See "--Lending Activities" and "--Asset Quality."

         The following table sets forth changes in, and the balance of, the Bank's allowance for loan losses at and for the dates indicated.

                                                                   At and For the Year Ended December 31,
                                                        --------------------------------------------------------------
                                                            2000         1999         1998         1997        1996
                                                        -----------    ---------   ---------   -----------   ---------
                                                                       (Dollars in thousands)
Balance at beginning of year                              $ 6,818      $ 6,762      $ 6,474       $ 5,437      $ 5,310
Provision for loan losses                                                   36          214           104          418
Provision acquired from New York  Federal                      --           --           --           979           --
Loans charged-off:
     One-to-four family                                         4           32           91            85          220
     Co-operative apartment                                    --            2           --            44          162
     Multi-family real estate                                   2           --           --            --           41
     Commercial real estate                                    --           --           --            --           68
     Construction                                              --           --           --            --           --
     Other                                                     93           99           12            77           44
                                                          -------      -------      -------       -------      -------
          Total loans charged-off                              99          133          103           206          535
                                                          -------      -------      -------       -------      -------
Recoveries:
     Mortgage loans                                            --          153          177           155          244
     Other loans                                                2           --           --             5           --
                                                                                    -------       -------      -------
          Total recoveries                                      2          153          177           160          244
                                                                                    -------       -------      -------
Balance at end of year                                    $ 6,721      $ 6,818      $ 6,762       $ 6,474      $ 5,437
                                                          =======      =======      =======       =======      =======

Ratio of net charge-offs (recoveries) during the year
   to average loans outstanding during the year              0.01%        0.00%       (0.01)%        0.01%        0.09%
Ratio of allowance for loan losses to
   gross loans at end of the year                            0.68%        0.77%        0.89%         1.07%        1.39%
Ratio of allowance for loan losses to
   non-performing loans at the end of year                 415.32%      213.29%      260.36%       263.38%      225.79%
Ratio of allowance for loan losses to
   non-performing assets at the end of year                404.28%      191.29%      252.83%       223.94%      149.94%

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


                                                                        At December 31,
                                    ---------------------------------------------------------------------------------------------
                                                 2000                        1999                            1998
                                                     Percentage of                Percentage of                  Percentage of
                                                     Loans in                     Loans  in                      Loans in
                                                     Category to                  Category to                    Category to
Loan Category                           Amount       Total Loans     Amount       Total Loans        Amount      Total Loans
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Mortgage Loans:

  One-to-four family                   $1,916          47.13%         $1,903             46.92%       $2,575         47.69%

  Co-operative                            126           0.81             144              1.01           278          1.35

  Multi-family                          1,134          33.68           1,216             35.19         1,395         36.57

  Commercial                            2,983          16.88           3,003             15.53         1,990         13.37

  Construction                             27           0.84              24              0.70           114          0.42
                                      ----------------------          ------------------------        ---------------------

       Total mortgage loans             6,186          99.34           6,290             99.35         6,352         99.40

Small Business
   Administration loans                   295           0.29             237              0.27           273          0.35

Other Loans                               240           0.37             291              0.38           137          0.25
                                      ----------------------          ------------------------        ---------------------

          Total loans                  $6,721         100.00%         $6,818            100.00%       $6,762        100.00%
                                      ======================          ========================        =====================


                                                       At December 31,
                                ---------------------------------------------------------------
                                         1997                                1996
                                               Percentage of                     Percentage of
                                               Loans in                          Loans in
                                               Category to                       Category to
Loan Category                        Amount    Total Loans         Amount        Total Loans
-----------------------------------------------------------------------------------------------
Mortgage Loans:

  One-to-four family                  $1,711         47.67%         $1,065        57.28%

  Co-operative                           510          1.99             458         3.40

  Multi-family                         1,021         37.95           1,456        26.91

  Commercial                           3,073         11.24           2,434        11.98

  Construction                           128          0.46              --           --
                                      ---------------------          -------------------

       Total mortgage loans            6,443         99.31           5,413        99.57

Small Business
   Administration loans                   23          0.46              --           --

Other Loans                                8          0.23              24         0.43
                                      ---------------------          -------------------

          Total loans                 $6,474        100.00%         $5,437       100.00%
                                      =====================          ===================

Investment Activities

     General. The investment policy of the Company, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth strategies, the economic environment, its interest rate risk exposure, its interest rate sensitivity "gap" position, the types of securities to be held, and other factors. See "Management's Discussion and Analysis of Financial
Condition and Results of Operation -- Management Strategy," included in the Annual Report and incorporated herein by reference.

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

     The Company classifies its investment securities as available for sale. Unrealized gains and losses for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2000, the Company had $255.2 million in securities available for sale which represented 19.07% of total assets. These securities had an aggregate market value at that date that was approximately 2.0 times the amount of the Company's equity at that date. The cumulative balance of unrealized net losses on securities available for sale was $0.1 million, net of taxes, at December 31, 2000. As a result of the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 6 of Notes to Consolidated Financial Statements, included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

     At December 31, 2000, the Company had no investment in a particular issuer's securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

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

                                                                       At December 31,
                                            ---------------------------------------------------------------------------
                                                    2000                      1999                       1998
                                            ----------------------    ----------------------     ----------------------
                                             Amortized    Market         Amortized   Market         Amortized   Market
                                               Cost       Value            Cost       Value            Cost      Value
                                            ----------------------    ----------------------      ---------------------
                                                                       (In thousands)
Securities available for sale
Bonds and other debt securities:
    U.S. government and agencies               $5,990       $5,932      $10,988      $10,636      $13,213      $13,425
    Corporate debentures                        2,835        2,847           --           --        4,711        4,710
    Public utility                              1,001        1,038        1,001        1,004          945          944
                                            ------------------------   ----------------------  ------------------------
      Total bonds and other debt
        securities                              9,826        9,817       11,989       11,640       18,869       19,079
                                            ------------------------   ----------------------  ------------------------

Mutual funds                                    3,566        3,593           --           --           --           --
                                            ------------------------   ----------------------  ------------------------

Equity securities:
    Common stock                                  243          505        1,655        1,670        2,390        2,776
    Preferred stock                             2,608        2,679        2,676        2,684        2,309        2,414
                                            ------------------------   ----------------------  ------------------------
        Total equity securities                 2,851        3,184        4,331        4,354        4,699        5,190
                                            ------------------------   ----------------------  ------------------------
Mortgage-backed securities:
    GNMA                                      201,688      200,718      252,626      244,763      265,089      266,425
    FNMA                                        9,516        9,725       14,639       14,602       20,717       21,102
    FHLMC                                       8,527        8,612        9,758        9,657       14,831       14,894
    REMIC                                      19,493       19,571           --           --           --           --
                                            ------------------------   ----------------------  ------------------------
        Total mortgage-backed securities      239,224      238,626      277,023      269,022      300,637      302,421
                                            ------------------------   ----------------------  ------------------------
Total securities available for sale           255,467      255,220      293,343      285,016      324,205      326,690
                                            ------------------------   ----------------------  ------------------------
Interest-bearing deposits and
    Federal funds sold                         12,185       12,185        9,019        9,019       12,008       12,008
FHLB--New York stock                           24,932       24,932       22,592       22,592       17,320       17,320
                                            ------------------------   ----------------------  ------------------------
Total                                        $292,584     $292,337     $324,954     $316,627     $353,533     $356,018
                                            ========================   ======================  ========================


     Mortgage-backed securities. At December 31, 2000, the Company had $238.6 million invested in mortgage-backed securities, of which $30.6 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

     The following table sets forth the Company's mortgage-backed securities purchases, sales and principal repayments for the years indicated:

                                                                     For the Year Ended December 31,
                                                             -----------------------------------------
                                                                2000           1999           1998
                                                             -----------------------------------------
                                                                              (In thousands)
At beginning of year                                           $269,022       $302,421       $217,110

Purchases of mortgage-backed securities                          22,265         59,059        245,942

Amortization of unearned premium, net of
    accretion of unearned discount                                 (927)        (2,064)        (1,386)

Net change in unrealized gains (losses) on
    mortgage-backed securities available for sale                 7,403         (9,792)          (189)

Sales of mortgage-backed securities                             (23,007)            --        (66,136)

Principal repayments received on
    mortgage-backed securities                                  (36,130)       (80,602)       (92,920)
                                                             -----------------------------------------
    Net increase (decrease) in mortgage-backed securities       (30,396)       (33,399)        85,311
                                                             -----------------------------------------

At end of year                                                 $238,626       $269,022       $302,421
                                                             =========================================


     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. Neither the Company nor the Bank has any derivative instruments that are extremely sensitive to changes in interest rates.

     The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company's and the Bank's debt and equity securities at December 31, 2000. The stratification of balances is based on stated maturities. Equity securities and the FHLB-NY stock are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company and the Bank carry these investments at their estimated fair value in the consolidated financial statements.


                                                                                                  Five to Ten
                                             One Year or Less        One to Five Years               Years
                                          ---------------------     ------------------         -----------------

                                                        Weighted               Weighted                    Weighted
                                            Amortized   Average    Amortized    Average        Amortized   Average
                                              Cost       Yield       Cost       Yield             Cost      Yield
                                          ---------------------     ------------------         --------------------

Securities available for sale

Bonds and other debt securities:
    U.S. government agencies                     --          --       $990        6.92%           --          --

    Corporate debt                               --          --      2,835        7.50            --          --

    Public utility                               --          --      1,001        7.96            --          --
                                          ---------------------     ------------------         -----------------
      Total bonds and other debt
        securities                               --          --      4,826        7.48            --          --
                                          ---------------------     ------------------         -----------------

Mutual funds                                 $3,566        6.63%        --          --            --          --
                                          ---------------------     ------------------         -----------------

Equity securities:
    Common stock                                243        3.29         --          --            --          --

    Preferred stock                           2,201        8.27         --          --          $307        7.31%
                                          ---------------------     ------------------         -----------------

      Total equity securities                 2,444        7.78         --          --           307        7.31
                                          ---------------------     ------------------         -----------------

Mortgage-backed securities:

    GNMA                                         --          --          6        7.33            --          --

    FNMA                                         --          --         --          --           281        7.53

    FHLMC                                        --          --         --          --            --          --

    REMIC                                        --          --         --          --            --          --
                                          ---------------------     ------------------         -----------------

      Total mortgage-backed securities           --          --          6        7.33           281        7.53
                                          ---------------------     ------------------         -----------------
Interest-bearing deposits and Federal
    Funds sold                               12,185        6.37         --          --            --          --

FHLB--NY stock                               24,932        7.32         --          --            --          --
                                          ---------------------     ------------------         -----------------
      Total securities                      $43,127        7.02%    $4,832        7.48%         $588        7.42%
                                          =====================     ==================         =================

                                                More Than Ten
                                                    Years                             Total Securities
                                             --------------------    ------------------------------------------------
                                                                     Average
                                                        Weighted    Remaining                                Weighted
                                              Amortized  Average     Years to    Amortized     Estimated     Average
                                                Cost      Yield      Maturity       Cost       Fair Value      Yield
                                             --------------------    ------------------------------------------------
                                           (Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
    U.S. government agencies                  $5,000         6.68%       9.25       $5,990       $5,932        6.72%

    Corporate debt                                --           --        1.66        2,835        2,847        7.50

    Public utility                                --           --        3.80        1,001        1,038        7.96
                                             --------------------       -------------------------------------------
      Total bonds and other debt
        securities                             5,000         6.68        6.51        9,826        9,817        7.07
                                             --------------------       -------------------------------------------

Mutual funds                                      --           --         N/A        3,566        3,593        6.63
                                             --------------------       -------------------------------------------

Equity securities:
    Common stock                                  --           --         N/A         243           505        3.29

    Preferred stock                              100        11.00        2.30       2,608         2,679        8.26
                                             --------------------       -------------------------------------------

      Total equity securities                    100        11.00        2.30       2,851         3,184        7.84
                                             --------------------       -------------------------------------------

Mortgage-backed securities:

    GNMA                                     201,682         7.38       27.16     201,688       200,718        7.38

    FNMA                                       9,235         8.09       21.89       9,516         9,725        8.07

    FHLMC                                      8,527         7.75       23.36       8,527         8,612        7.75

    REMIC                                     19,493         7.88       29.62      19,493        19,571        7.88
                                             --------------------       -------------------------------------------

      Total mortgage-backed securities       238,937         7.46       27.02     239,224       238,626        7.46
                                             --------------------       -------------------------------------------
Interest-bearing deposits and Federal
    Funds sold                                    --           --         N/A      12,185        12,185        6.37

FHLB--NY stock                                    --           --         N/A      24,932        24,932        7.32
                                             --------------------       -------------------------------------------
      Total securities                      $244,037         7.45%      25.96    $292,584      $292,337        7.39%
                                             ====================       ===========================================

Sources of Funds

     General. Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company's primary sources of funds for lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its ten full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management's intention to balance its goal to remain competitive in interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

     The Bank's core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. During the second half of 1999, as interest rates began to increase, the Bank raised interest rates on its certificate of deposit accounts to remain competitive. The interest rates paid on certificate of deposit accounts opened during 2000 and the later part of 1999 were generally at levels that were above the Bank's weighted average cost of existing certificate of deposit accounts. In addition, maturing certificate of deposit accounts were generally reinvested by depositors in new certificate of deposit accounts which paid a higher rate than was paid on the maturing deposit. During the first half of 1999 and all of 1998, certificate of deposit accounts were generally opened at rates which were lower than the weighted average rate paid by the Bank on its certificate of deposit accounts, and, maturing certificate of deposit accounts were generally reinvested by depositors in new certificate of deposit accounts which paid a lower rate than was paid on the maturing deposit. As a result, the Bank saw the cost of its certificate of deposit accounts increase to 5.58% in 2000 from 5.24% in 1999, which had decreased from 5.61% in 1998. In addition, the Bank's cost of interest-bearing deposits increased to 4.17% in 2000 from 3.91% in 1999, which had declined from 4.40% in 1998. A continuation of a high interest rate environment, or of rates on new certificate of deposit accounts at levels above the overall cost of funds being paid at year end, could result in an increase in the Company's cost of deposits and a narrowing of the Company's net interest margin.

     Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $53.7 million, $43.0 million and $30.5 million at December 31, 2000, 1999 and 1998, respectively.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                                              At December 31,
                                                 --------------------------------------------------------------------------------
                                                                2000                                1999
                                                 ---------------------------------------  -------------------------------------
                                                                   Percent      Weighted                   Percent     Weighted
                                                                     of         Average                       of        Average
                                                                    Total       Nominal                      Total      Nominal
                                                   Amount          Deposits      Rate        Amount        Deposits       Rate
                                                 ------------     ---------  ----------    ----------      ---------  ----------
                                                                                           (Dollars in thousands)
Passbook accounts (1)                              $186,207           26.99%       2.08%    $195,910           29.37%       2.07%
NOW accounts (1)                                     29,615            4.29        1.92       27,463            4.12        1.90
Demand accounts (1)                                  20,913            3.03          --       20,490            3.07          --
Mortgagors' escrow deposits                           7,753            1.12        0.65       11,023            1.65        0.79
                                               ------------       ---------  ----------   ----------       ---------    --------
          Total                                     244,488           35.43        1.84      254,886           38.21        1.83
                                               ------------       ---------  ----------   ----------       ---------    --------

Money market accounts (1)                            43,136            6.25        3.49       40,378            6.05        3.23

Certificate of deposit accounts
 with original maturities of:
     6 Months and less                               45,025            6.53        5.38       46,265            6.94        4.36
     6 to 12 Months                                  29,586            4.29        5.40       64,499            9.67        4.73
     12 to 30 Months                                214,237           31.08        5.76      171,087           25.67        5.42
     30 to 48 Months                                 17,689            2.56        5.85       28,632            4.29        6.07
     48 to 72 Months                                 88,794           12.87        6.50       60,309            9.04        6.24
     72 Months or more                                6,856            0.99        6.63          885            0.13        6.31
                                               ------------       ---------  ----------   ----------       ---------    --------
       Total certificate of deposit accounts        402,187           58.32        5.87      371,677           55.74        5.35
                                               ------------       ---------  ----------   ----------       ---------    --------

Total deposits (2)                                 $689,811          100.00%       4.29%    $666,941          100.00%       3.88%
                                               ============       =========  ==========   ==========       =========    ========

                                                          At December 31,
                                               ----------------------------------------
                                                                1998
                                               ----------------------------------------
                                                                 Percent     Weighted
                                                                   of         Average
                                                                  Total       Nominal
                                                  Amount         Deposits      Rate
                                                ----------       ---------  ----------

Passbook accounts (1)                             $203,949           30.71%       2.29%
NOW accounts (1)                                    26,788            4.03        1.90
Demand accounts (1)                                 27,505            4.14          --
Mortgagors' escrow deposits                          6,563            0.99        1.06
                                                 ---------       ---------     -------
          Total                                    264,805           39.87        1.98
                                                 ---------       ---------     -------

Money market accounts (1)                           28,439            4.28        2.69

Certificate of deposit accounts
 with original maturities of:
     6 Months and less                              54,268            8.17        4.30
     6 to 12 Months                                 81,092           12.21        4.96
     12 to 30 Months                               139,397           21.00        5.71
     30 to 48 Months                                41,543            6.26        6.17
     48 to 72 Months                                50,323            7.58        6.22
     72 Months or more                               4,192            0.63        6.54
                                                 ---------       ---------     -------
       Total certificate of deposit accounts       370,815           55.85        5.47
                                                 ---------       ---------     -------

Total deposits (2)                                $664,059          100.00%       3.96%
                                                 =========       =========     =======

(1) Weighted average nominal rate as of the year end date equals the stated rate offered.
(2) Included in the above balances are IRA and Keogh deposits totaling $92.7 million, $86.8 million and $86.4 million at December 31, 2000, 1999 and 1998, respectively.

     The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 2000.

                                                                                 At December 31, 2000
                                                                         -------------------------------------------------
                                               At December 31,              Within     One to
                                    ------------------------------------     One         Three       There-
                                        2000         1999        1998        Year        Years        after        Total
                                    ------------ ----------- ----------- ------------ ----------- ----------- ------------
                                                             (Dollars in thousands)
Certificate of deposit accounts:
2.99 or less                         $    621     $    370     $    136     $    258      $   172      $   191     $    621
3.00 to 3.99                               --        5,717       22,234           --           --           --           --
4.00 to 4.99                           30,294      131,874       82,899       28,723          939          632       30,294
5.00 to 5.99                          204,136      172,863      161,122      174,762       26,652        2,722      204,136
6.00 to 6.99                          141,608       49,392       92,038       46,645       55,535       39,428      141,608
7.00 to 7.99                           25,528       11,461       12,386        4,006          787       20,735       25,528
                                     --------     --------     --------     --------     --------     --------     --------
     Total                           $402,187     $371,677     $370,815     $254,394      $84,085      $63,708     $402,187
                                     ========     ========     ========     ========     ========     ========     ========

     The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2000 and their annualized weighted average interest rates.

                                                           Amount           Weighted Average Rate
                                                          ----------        ---------------------
                                                                    (Dollars in thousands)
          Maturity Period:
               Three months or less                        $13,145                  5.63%
               Over three through six months                 9,370                  5.70
               Over six through 12 months                    8,060                  5.95
               Over 12 months                               23,084                  6.44
                                                           -------                  ----
          Total                                            $53,659                  6.04%
                                                           -------                  ----

     The following table presents the deposit activity of the Bank for the periods indicated.

                                                           For the Year Ended December 31,
                                                     ------------------------------------------
                                                       2000             1999             1998
                                                     --------         --------         --------
                                                               (Dollars in thousands)
   Net deposits/(withdrawals) (1)                     ($4,603)        ($22,100)        ($19,824)
   Interest credited on deposits                       27,473           24,982           27,972
                                                     --------         --------         --------
        Total increase (decrease) in deposits         $22,870           $2,882           $8,148
                                                     --------         --------         --------

(1)    Includes mortgagors' escrow deposits.

     The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

                                                    For The Year Ended December 31,
                     -----------------------------   -------------------------------  ------------------------------
                                 2000                            1999                            1998
                     -----------------------------   -------------------------------  ------------------------------
                                 Percent                          Percent                         Percent
                       Average   of Total  Average      Average   of Total  Average     Average   of Total  Average
                       Balance   Deposits   Cost        Balance   Deposits   Cost       Balance   Deposits   Cost
                     -----------------------------   -------------------------------  ------------------------------
                                                        (Dollars in thousands)
Passbook accounts      $189,852    27.84%    2.07%     $200,601    30.19%    2.07%     $202,291    30.53%    2.74%
NOW accounts             27,838     4.08     1.90        26,281     3.96     1.90        24,375     3.68     1.91
Demand accounts          23,200     3.40       --        24,624     3.71       --        26,177     3.95       --
Mortgagors' escrow
  Deposits               13,177     1.93     0.65        11,718     1.76     0.79         6,724     1.01     1.06
                     ----------------------------    ----------------------------    ----------------------------
       Total            254,067    37.25     1.79       263,224    39.62     1.80       259,567    39.17     2.34
Money market
  Accounts               42,791     6.27     3.36        36,191     5.45     3.05        26,240     3.96     2.95
Certificate of
deposit
  Accounts              385,237    56.48     5.58       364,947    54.93     5.24       376,787    56.87     5.61
                     ----------------------------    ----------------------------    ----------------------------
    Total deposits     $682,095   100.00%    4.03%     $664,362   100.00%    3.76%     $662,594   100.00%    4.22%
                     ============================    ============================    ============================


     Borrowings. Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See "Regulation -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company's consolidated financial statements. The cost of borrowed funds was 6.18%, 6.02% and 6.16% for 2000, 1999 and 1998, respectively. The average balances of borrowed funds were $478.7 million, $379.3 million and $303.6 million for 2000, 1999 and 1998, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                     At or For the Year Ended December 31,
                                                            -------------------------------------------------------
                                                                   2000               1999               1998
                                                            -----------------  -----------------   ----------------
                                                                       (Dollars in thousands)
     Securities Sold with the Agreement to Repurchase
     Average balance outstanding                                 $145,575             $129,945             $110,274
     Maximum amount outstanding at any month
         end during the period                                   $164,382             $145,000             $130,000
     Balance outstanding at the end of period                    $164,382             $135,000             $120,000
     Weighted average interest rate during the period                5.81%                5.80%                5.81%
     Weighted average interest rate at end of period                 5.87%                5.75%                5.83%

     FHLB-NY Advances
     Average balance outstanding                                 $333,100             $249,314             $193,299
     Maximum amount outstanding at any month
         end during the period                                   $353,119             $316,831             $216,406
     Balance outstanding at the end of period                    $344,457             $316,831             $215,458
     Weighted average interest rate during the period                6.34%                6.13%                6.36%
     Weighted average interest rate at end of period                 6.36%                6.13%                6.26%

     Total Borrowings
     Average balance outstanding                                 $478,675             $379,259             $303,573
     Maximum amount outstanding at any month
         end during the period                                   $508,839             $451,831             $346,406
     Balance outstanding at the end of period                    $508,839             $451,831             $335,458
     Weighted average interest rate during the period                6.18%                6.02%                6.16%
     Weighted average interest rate at end of period                 6.20%                6.02%                6.11%

Subsidiary Activities

     At December 31, 2000, the Bank had three wholly-owned subsidiaries: FSB Properties, Inc. ("Properties"), Flushing Preferred Funding Corporation ("FPFC") and Flushing Service Corporation.

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

     (b) FPFC was formed in the fourth quarter of 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. FPFC also provides an additional vehicle for access by the Company to the capital markets for future opportunities.

     (c) Flushing Service Corporation was formed in 1998 to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which the service corporation earns a commission.

Personnel

     At December 31, 2000, the Bank had 186 full-time employees and 68 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                                  RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, the following factors and other considerations should be considered carefully in evaluating the Company, the Bank and their business.

Effect of Interest Rates

     Like most financial institutions, the Company's results of operations depends to a large degree on its net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. As a general matter, the Company seeks to manage its business to limit its overall exposure to interest rate fluctuations. However, fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse impact on the operations and financial condition of the Company. Additionally, in a rising interest rate environment, a borrower's ability to repay adjustable rate mortgages can be negatively affected as payments increase at repricing dates.

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

     As a result of management's strategy to increase its originations of one-to-four family mortgage loans through more aggressive marketing, and the Bank's commitment to be a community-oriented bank, the Bank increased substantially the origination of residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank's policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less. These loans are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized.

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

Competition

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. The future earnings prospects of the Bank will be affected by the Bank's ability to compete effectively with other financial institutions and to implement its business strategies. See "Business -- Market Area and Competition."

Local Economic Conditions

     Although general economic conditions in the New York City metropolitan area have improved since the early 1990's, there can be no assurance that the local economy will continue to improve or remain at current conditions.

     A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors may require additions to the allowance for loan losses in future periods above those currently revealed. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of the Bank's loan collateral, and (4) future review and evaluation of the Bank's loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See "Business -- Allowance for Loan Losses."

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

     A thrift institution required to change its method of computing reserves for bad debt is required to treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amount of the thrift institution's "applicable excess reserves" must be included in income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995. In the case of a thrift institution that is treated as a large bank, such as the Bank, the amount of the institution's applicable excess reserves generally is the excess of (1) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (2) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). The Bank's applicable excess reserves as of December 31, 1995 were approximately $300,000; of which $60,000 remains to be included in future taxable income as of December 31, 2000.

     Distributions. To the extent that the Bank makes "nondividend distributions" to stockholders that are considered to result in distributions from the pre-1988 reserves or the supplemental reserve for losses on loans ("excess distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution. Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation -- Restrictions on Dividends and Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

     Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax on corporations equal to the excess, if any, of 20% of alternative minimum taxable income ("AMTI") over a corporation's regular federal income tax liability. AMTI is equal to taxable income with certain adjustments. Only 90% of AMTI can be offset by net operating loss carryback and carryforwards.

State and Local Taxation

     New York State and New York City Taxation. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 9% (8.5% effective January 1, 2001) of "entire net income" allocable to New York State during the taxable year or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of
(a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Company also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City (although net operating losses cannot be carried back or carried forward regardless of when they arise) and similar alternative taxes. In addition, the Company is subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District. This tax surcharge, for the Company, expired as of January 1, 2001. However, legislation is currently pending in the New York State Legislature to extend this tax surcharge. In addition, the pending legislation would require the tax surcharge to be assessed as if the New York State Franchise tax were imposed at a 9% rate.

     Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State has enacted legislation maintaining the preferential treatment of additional loss reserves for qualifying real property and non-qualifying loans of qualifying thrifts for both New York State and New York City tax purposes. Calculation of the amount of additions to reserves for qualifying real property loans is limited to the larger of the amount derived by the percentage of taxable income method or the experience method. For these purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method is 32% of taxable income, reduced by additions to reserves for non-qualifying loans, except that the amount of the addition to the reserve cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Under the experience method, the maximum addition to a loan reserve generally equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the "base year," or, if the amount of loans outstanding has declined since the base year, the amount which bears the same ratio to the amount of loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year. For these purposes, the "base year" is the last taxable year beginning before 1988. The amount of additions to reserves for non-qualifying loans is computed under the experience method. In no event may the additions to reserves for qualifying real property loans be greater than the larger of the amount determined under the experience method or the amount which, when added to the additions to reserves for non-qualifying loans, equal the amount by which 12% of the total deposits or withdrawable accounts of depositors of the Bank at the close of the taxable year exceeds the sum of the Bank's surplus, undivided profits and reserves at the beginning of such year. The legislation also allows an exclusion from entire net income for New York State and New York City tax purposes for any amounts a thrift is required to include in federal taxable income as a recapture of its bad debt reserve as a consequence of the Act.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   REGULATION

General

     The Company, as a savings and loan holding company, is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. As a publicly owned company, the Company is required to file certain reports with the Securities and Exchange Commission ("SEC") under Federal securities laws. The Bank is a member of the FHLB System. The Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the insurer of the Bank's deposits. The Bank is also subject to certain regulations promulgated by the other federal agencies. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to examine whether the Bank is in compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Bank for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, other federal agencies or the United States Congress, could have a material adverse impact on the Company, the Bank and their operations.

     The activities of federal savings institutions are governed primarily by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"). Most regulatory functions relating to deposit insurance and to the administration of conservatorships and receiverships of insured institutions are exercised by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandated the establishment of a risk-based deposit insurance assessment system, and required imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") each contain provisions affecting numerous aspects of the operations and regulations of federal savings banks, and these laws empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be a comprehensive description of applicable laws, rules and regulations and is qualified in its entirety by reference to applicable laws, rules and regulations.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. See "--Restrictions on Dividends and Capital Distributions."

     HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (1) acquiring another savings institution or holding company thereof, without prior written approval of the OTS; (2) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or (3) acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS will consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and the impact of any competitive factors that may be involved.

     As a unitary savings and loan holding company, the Company currently is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender ("QTL") test. See "--Qualified Thrift Lender Test". Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

     Federal law generally provides that no "person" acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (1) the acquisition would substantially lessen competition; (2) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (3) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Investment Powers

     The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (1) residential mortgage loans, education loans and credit card loans in an unlimited amount,
(2)  non-residential  real  estate  loans  up to  400%  of  total  capital,  (3)
commercial business loans up to 20% of assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of assets. In addition, the Bank may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain of government-sponsored enterprises, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See "Business -- Investment Activities." A service corporation in which the Bank may invest is permitted to engage in activities reasonably related to the activities of a federal savings bank as the OTS may approve on a case by case basis, as well as certain activities preapproved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

Real Estate Lending Standards

     FDICIA requires each federal banking agency to adopt uniform regulations prescribing standards for extensions of credit which are either (1) secured by real estate, or (2) made for the purpose of financing the construction of improvements on real estate. In prescribing these standards, the banking agencies must consider the risk posed to the deposit insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. The OTS and the other federal banking agencies adopted uniform regulations, effective March 19, 1993. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%) and one-to-four family residential construction (85%). Owner-occupied one-to-four family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Loans-to-One Borrower Limits

     The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At December 31, 2000, the largest amount the Bank could lend to one borrower was approximately $16.9 million, and at that date, the Bank's largest aggregate amount of loans-to-one borrower was $11.2 million, all of which were performing according to their terms. See "Business -- Lending Activities."

Insurance of Accounts

     The deposits of the Bank are insured up to $100,000 per depositor (as defined by federal law and regulations) by the FDIC. Approximately 93% of the Bank's deposits are presently insured by the FDIC under the Bank Insurance Fund ("BIF"). The remainder are insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The deposits insured under the SAIF are those acquired in the acquisition of New York Federal. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

     The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications. As of the date of this Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 2000, the Bank's annual assessment rate was 0.00%. The Bank's assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or

SAIF reserve ratio falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC's authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

     On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s, and requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $138,000, $100,000 and $102,000 for its share of the interest due on FICO bonds in 2000, 1999 and 1998, respectively.

Liquidity Requirements

     The Bank is subject to OTS regulations that require maintenance of an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The OTS may vary the amount of the liquidity requirement by regulation, but only within pre-established statutory limits of no less than 4% and no greater than 10%. For the greater part of 1997, OTS regulation set the liquidity requirement at 5%, with a 1% short-term liquidity requirement. Amendments to OTS regulations, effective November 27, 1997, reduced the liquidity requirement from 5% to 4% and removed the 1% short-term liquidity requirement. In addition, these amendments eliminated the requirement that obligations of FNMA, GNMA and FHLMC must have five years or less remaining until maturity to qualify as a liquid asset. At December 31, 2000, the Bank's liquidity ratio, computed in accordance with the OTS requirements, as amended, was 11.14%. Unlike the Bank, the Company is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

Qualified Thrift Lender Test

     Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank,
(2) paying dividends not permissible under national bank regulations, (3) obtaining advances from any FHLB, and (4) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 2000, the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

     On September 30, 1996, as part of an omnibus appropriations bill, Congress enacted the Economic Growth and Paperwork Reduction Act of 1996 ("Regulatory Paperwork Reduction Act"), modifying and expanding investment  authority  under  the  QTL  test.  Prior  to  the  enactment  of the
Regulatory Paperwork Reduction Act, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets and education loans were limited to 5% of a thrift's assets. Further, federal savings associations meeting a different asset test under the Code (the "domestic building and loan association test") were qualified for favorable tax treatment. The amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raised from 10% to 20% of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the Regulatory Paperwork Reduction Act defines "qualified thrift investment" to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Code.

Transactions with Affiliates

     Transactions between the Bank and any related party or "affiliate" are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is generally any company or entity which controls, is controlled by or is under common control with the Bank, including the Company, the Bank's subsidiaries, and any other qualifying subsidiary of the Bank or the Company that may be formed or acquired in the future. Generally, Sections 23A and 23B (1) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Bank's capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Each loan or extension of credit to an affiliate by the Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. In addition, the Bank may not (1) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under Section 4(c) of the Bank Company Act, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Bank.

     In addition, the Bank is subject to Regulation O promulgated under Sections 22(g) and 22(h) of the Federal Reserve Act. Regulation O requires that loans by the Bank to a director, executive officer or to a holder of more than 10% of the Common Stock, and to certain affiliated interests of such insiders, may not, in the aggregate, exceed the Bank's loans-to-one borrower limit. Loans to insiders and their related interests must also be made on terms substantially the same as offered, and follow credit underwriting procedures that are not less stringent than those applied, in comparable transactions to other persons. Prior Board approval is required for certain loans. In addition, the aggregate amount of extensions of credit by the Bank to all insiders cannot exceed the institution's unimpaired capital and surplus. These laws place additional restrictions on loans to executive officers of the Bank.

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

     Under OTS capital distribution regulations which became effective April 1, 1999, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meet any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association's proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. At December 31, 2000, the Bank's allowable capital distribution was approximately $8.9 million.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 2000, the Bank was required to maintain $24.9 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

     Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 2000, the Bank's OTS assessments were $214,000 for that period.

Branching

     OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

     Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution's compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of "Satisfactory" in its most recent completed CRA examination, which was completed as of March 13, 2000. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings.

Brokered Deposits

     The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (1) with a waiver from the FDIC and (2) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits accepted outside the institution's normal market area, respectively, from the current yield on comparable maturity U.S. Treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.

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

     The OTS' capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At December 31, 2000, the Bank's capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

     Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 2000, the Bank had intangible assets consisting of $4.3 million in goodwill and no purchased mortgage servicing rights. At that date, the Bank's tangible capital ratio was 8.02%.

     In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

     Core Capital Requirement. The current OTS core capital requirement ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity
(including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 2000, the Bank's core capital ratio was 8.02%.

     Effective October 1, 1998, the OTS relaxed regulations limiting the amount of servicing assets, together with purchased credit card receivables, includable in core capital from 50% of such capital to 100% of such capital, subject to limitations on fair value. At December 31, 2000, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

     Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2000, the Bank's risk-based capital ratio was 15.77%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

     In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 2000, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk," included in the Annual Report and incorporated herein by reference.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2000, the Bank was in compliance with these requirements.

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

Financial Reporting

     The Bank is required to submit independently audited annual reports to the FDIC and the OTS. These publicly available reports must include (a) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the OTS and (b) a report, signed by the Bank's chief executive officer and chief financial officer which contains statements about the adequacy of internal controls and compliance with designated laws and regulations, and attestations by independent auditors related thereto. The Bank is required to monitor the foregoing activities through an independent audit committee.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the "Modernization Act") was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with nonbanking firms, but "grandfathers" existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See "-- Holding Company Regulation." Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible and could lead to further consolidation in the financial services industry and an increase in the service offerings of our competitors. To date, management has not observed significant consolidation in the Bank's market area as a result of the Modernization Act. We cannot assure you, however, that the Modernization Act will not result in changes in the competitive environment in the Bank's market area or otherwise impact the Bank or the Company.

     The Modernization Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004, to provide such notices.

     In addition, the Modernization Act calls for heightened privacy protection of customer information gathered by financial institutions. The OTS has enacted regulations implementing the privacy protection provisions of the Modernization Act. Under the regulations, each financial institution is to (1) adopt procedures to protect customers' "non-public personal information", (2) disclose its privacy policy, including identifying to customers others with whom it shares "non-public personal information", at the time of establishing the customer relationship and annually thereafter, and (3) provide its customers with the ability to "opt-out" of having the financial institution share their personal information with affiliated third parties. The regulations became effective on November 13, 2000, with compliance voluntary prior to July 1, 2001. Management has reviewed and amended our privacy protection policy to ensure compliance with these regulations.

Prompt Corrective Action

     Under Section 38 of the FDIA, as added by the FDICIA, each appropriate banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (3) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (4) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2000, the Bank met the criteria to be considered a "well capitalized" institution.

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

Item 2.  Properties.

     The Bank conducts its business through ten full-service offices. The Bank's main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                          Date Leased or    Lease Expiration       Net Book Value at
               Office                 Leased or Owned        Acquired             Date             December 31, 2000
Main Office
    144-51 Northern Blvd.
    Flushing, NY 11354.............        Owned               1972                NA                     $2,210,324
Broadway Branch
    159-18 Northern Blvd.
    Flushing, NY 11358.............        Owned               1962                NA                        905,668
Auburndale Branch
    188-08 Hollis Court Blvd.
    Flushing, NY 11358.............        Owned               1991                NA                      1,173,783
Springfield Branch
    61-54 Springfield Blvd.
    Bayside, NY 11364..............       Leased               1991            11/30/2001                     27,030
Bay Ridge Branch
    7102 Third Avenue
    Brooklyn, NY 11209.............        Owned               1991                NA                        394,337
Irving Place Branch
    33 Irving Place
    New York, NY 10003.............       Leased               1991            11/30/2001                    378,144
New Hyde Park Branch
    661 Hillside Avenue
    New Hyde Park, NY 11040........       Leased               1971            12/31/2011                     39,378
Kissena Branch
    44-43 Kissena Boulevard
    Flushing, NY 11355.............       Leased               2000             5/31/2010                    736,457
New Hyde Park In-Store Branch
    653 Hillside Avenue
    New Hyde Park, NY 11040........       Leased               1998             6/01/2003                    195,152
Co-op City In-Store Branch
    713 Co-op City Boulevard
    Bronx, NY 10475................       Leased               1999            11/10/2004                    251,079

                        Total premises and equipment, net                                                 $6,311,352


The leases which expire in 2001 contain renewal options which the Company anticipates exercising.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

                                     PART II



Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
Matters.

     The information regarding Flushing Financial Corporation common stock and related stockholder matters appears on page 6 of the 2000 Annual Report to Stockholders ("Annual Report") under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

Item 6. Selected Financial Data.

     Information  regarding  selected financial data appears on pages 5 and 6 of
the  Annual  Report  under  the  caption   "Selected   Financial  Data"  and  is
incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 7 through 19 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Interest Rate Risk" on page 12 of the Annual Report and in Notes 14 and 15 of the Notes to Consolidated Financial Statements is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data.

     Information   regarding  the  financial   statements  and  the  Independent
Auditor's Report appears on pages 20 through 44 of the Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2001 ("Proxy Statement") under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

Item 11.   Executive Compensation.

     Information regarding executive compensation appears in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners appears in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

     Information regarding security ownership of management appears in the Proxy Statement under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

Item 13.   Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions appears in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and is incorporated herein by this reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements

         The following financial statements are included in the Company's Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated herein by this reference:

     o    Consolidated Statements of Condition at December 31, 2000 and 1999
     o Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000
     o Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 2000
     o Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000
     o    Notes to Consolidated Financial Statements
     o    Report of Independent Accountants

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

     2.  Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 2000 and are incorporated herein by this reference:

(b)  Reports on Form 8-K filed during the last quarter of fiscal 2000

     None.

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
3.1          Articles of Incorporation of Flushing Financial Corporation (1)
3.2          By-Laws of Flushing Financial Corporation (1)
4.1          Rights Agreement, dated as of September 17, 1996, between Flushing
             Financial  Corporation and State Street Bank and Trust Company, as
             Rights Agent (9)
10.1         Annual Incentive Plan for Selected Officers (1)
10.2         Amended  and  Restated  Employment   Agreements  between  Flushing
             Savings Bank, FSB and Certain Officers (12)
10.3         Amended  and  Restated  Employment   Agreements  between  Flushing
             Financial Corporation and Certain Officers (12)
10.4         Amended  and  Restated   Employment   Agreement  between  Flushing
             Financial Corporation and Michael J. Hegarty
10.5         Amended and Restated Employment Agreement between Flushing Savings
             Bank, FSB and Michael J. Hegarty
10.6         Employment  Agreement between Flushing  Financial  Corporation and
             John R. Buran
10.7         Employment  Agreement  between Flushing Savings Bank, FSB and John
             R. Buran
10.8         Form of Special Termination Agreement as Amended (12)
10.9         Amended  and  Restated  Employee  Severance  Compensation  Plan of
             Flushing Savings Bank, FSB (12)
10.10(a)     Amended and Restated Outside Director Retirement Plan (12)
10.10(b)     Amended and Restated  Flushing  Savings Bank, FSB Outside Director
             Deferred Compensation Plan (12)
10.11        Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (1)
10.12        Form of Indemnity  Agreement  among  Flushing  Savings Bank,  FSB,
             Flushing Financial Corporation, and each Director (1)
10.13(a)     Indemnity  Agreement among Flushing  Savings Bank,  FSB,  Flushing
             Financial Corporation, and each Director (2)
10.13(b)     Indemnity  Agreement among Flushing  Savings Bank,  FSB,  Flushing
             Financial Corporation, and Certain Officers (2)(5)
10.14        Employee Benefit Trust Agreement (1)
10.14(a)     Amendment to the Employee Benefit Trust Agreement (8)
10.15        Loan Document for Employee Benefit Trust (1)
10.16        Guarantee by Flushing Financial Corporation (1)
10.17        Consulting  Agreement between Flushing Savings Bank, FSB, Flushing
             Financial Corporation and Gerard P. Tully, Sr. (3)
10.17(a)     Amendment to Gerard P. Tully, Sr. Consulting Agreement (8)
10.17(b)     Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (10)
10.17(c)     Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (11)
10.18        Flushing  Financial  Corporation  1996 Restricted  Stock Incentive
             Plan (6)
10.19        Flushing Financial Corporation 1996 Stock Option Incentive Plan (6)
10.20        Amendments to 1996 Restricted Stock Incentive Plan (7)
10.21        Amendments to 1996 Stock Option Incentive Plan (7)

10.22        Agreement  and Plan of Merger as of April 24, 1997, by and between
             Flushing Financial Corporation, Flushing Savings Bank, FSB and New
             York Federal Savings Bank (4)
13.1         2000 Annual Report to Stockholders
22.1         Subsidiaries  information incorporated herein by reference to Part
             I - Subsidiary Activities
23.1         Consent of Independent Accountants
27           Financial Data Schedule
99.1         Proxy  Statement for the Annual Meeting of Stockholders to be held on May 22, 2001, which will be filed with the SEC within 30 days from the date this Form 10-K is filed.

------------------

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
(2) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1997.
(6) Incorporated by reference to Exhibits filed with the Proxy Statement for the Annual Meeting of Stockholders held May 21, 1996.
(7) Incorporated by reference to Exhibits filed with the Proxy Statements for the Annual Meetings of Stockholders held April 29, 1997 and May 20, 1998.
(8) Incorporated by reference to Exhibits filed with the Form 10-K for the year ended December 31, 1997.
(9) Incorporated by reference to Exhibit filed with Form 8-K filed September 30, 1996.
(10) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.
(12) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 29, 2001.


                                           FLUSHING FINANCIAL CORPORATION


                                          By /S/ MICHAEL J. HEGARTY
                                             --------------------------------
                                             Michael J. Hegarty
                                             President and CEO

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

Signature                              Title                       Date

/S/ MICHAEL J. HEGARTY            Director, President          March 29, 2001
------------------------------   (Principal Executive
     Michael J. Hegarty              Officer)


/S/ GERARD P. TULLY, SR.         Director, Chairman            March 29, 2001
------------------------------
     Gerard P. Tully, Sr.


/S/ MONICA C. PASSICK              Treasurer (Principal        March 29, 2001
------------------------------   Financial and Accounting
     Monica C. Passick                  Officer)


/S/ JAMES D. BENNETT             Director                      March 29, 2001
------------------------------
     James D. Bennett


                                 Director
------------------------------
     John M. Gleason


/S/ LOUIS C. GRASSI              Director                      March 29, 2001
------------------------------
     Louis C. Grassi

/S/ ROBERT A. MARANI             Director                      March 29, 2001
------------------------------
     Robert A. Marani


/S/ JOHN O. MEAD                 Director                      March 29, 2001
------------------------------
     John O. Mead


/S/ VINCENT F. NICOLOSI          Director                      March 29, 2001
------------------------------
     Vincent F. Nicolosi


/S/ FRANKLIN F. REGAN, JR.       Director                      March 29, 2001
------------------------------
     Franklin F. Regan, Jr.


/S/ JOHN E. ROE, SR.             Director                      March 29, 2001
------------------------------
     John E. Roe, Sr.


/S/ MICHAEL J. RUSSO             Director                      March 29, 2001
------------------------------
     Michael J. Russo

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit No.   Description
----------    --------------------------------------------------------------


10.4          Amended and Restated Employment Agreement
                  between
                  Flushing Financial Corporation and Michael J. Hegarty


10.5          Amended and Restated Employment Agreement
                  between
                  Flushing Savings Bank,FSB and Michael J. Hegarty


10.6          Employment Agreement between Flushing Financial Corporation and John R. Buran


10.7          Employment Agreement between Flushing Savings Bank,FSB and
                  John R. Buran


13.1          2000 Annual Report to Stockholders


23.1          Consent of Independent Accountants


27            Financial Data Schedule