Form 10-Q
period 2001-03-31
FLUSHING FINANCIAL CORP
filed 2001-04-27
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X   Yes    ____ No

The number of shares of the registrant's Common Stock outstanding as of April 20, 2001 was 9,195,990 shares.

TABLE OF CONTENTS
                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................   6

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk........  16

PART II. - OTHER INFORMATION

                                      PART I - FINANCIAL INFORMATION

                               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                               Consolidated Statements of Financial Condition

 (Dollars in thousands, except share data)                                  March 31, 2001   December 31, 2000
 --------------------------------------------------------------------------------------------------------------
 ASSETS                                                                      (Unaudited)
 ------
 Cash and due from banks                                                          $11,627         $10,235
 Federal funds sold and overnight interest-earning deposits                        19,630          11,758
 Securities available for sale:
     Mortgage-backed securities                                                   233,658         238,626
     Other securities                                                              15,752          16,594
 Loans:
     1-4 Family residential mortgage loans                                        472,778         467,784
     Multi-family mortgage loans                                                  338,080         334,307
     Commercial real estate loans                                                 188,344         167,549
     Co-operative apartment loans                                                   7,488           8,009
     Construction loans                                                             8,184           8,304
     Small Business Administration loans                                            2,884           2,844
     Consumer and other loans                                                       2,610           3,704
     Net unamortized premiums and unearned loan fees                                  665             579
     Allowance for loan losses                                                     (6,724)         (6,721)
                                                                            --------------  --------------
          Net loans                                                             1,014,309         986,359
 Interest and dividends receivable                                                  7,593           7,724
 Real estate owned, net                                                                51              44
 Bank premises and equipment, net                                                   6,088           6,311
 Federal Home Loan Bank of New York stock                                          24,932          24,932
 Goodwill                                                                           4,180           4,272
 Other assets                                                                      30,661          31,237
                                                                            --------------  --------------
           Total assets                                                        $1,368,481      $1,338,092
                                                                            ==============  ==============
 LIABILITIES
 -----------
 Due to depositors:
     Non-interest bearing                                                         $23,588         $20,913
     Interest-bearing                                                             680,869         661,145
 Mortgagors' escrow deposits                                                       15,142           7,753
 Borrowed funds                                                                   504,727         508,839
 Other liabilities                                                                 14,936          12,705
                                                                            --------------  --------------
           Total liabilities                                                    1,239,262       1,211,355
                                                                            --------------  --------------
 STOCKHOLDERS' EQUITY
 --------------------
 Preferred stock ($0.01 par value; 5,000,000 shares authorized)                       -               -
 Common stock ($0.01 par value; 20,000,000 shares authorized; 11,355,678 shares issued; 9,195,990 and 9,271,921 shares outstanding at
     March 31, 2001 and December 31, 2000, respectively)                              114             114
 Additional paid-in capital                                                        76,458          76,396
 Treasury stock, at average cost (2,159,688 and 2,083,757 shares at March
     31, 2001 and December 31, 2000, respectively)                                (33,163)        (31,755)
 Unearned compensation                                                             (7,583)         (7,781)
 Retained earnings                                                                 92,550          89,896
 Accumulated other comprehensive income, net of taxes                                 843            (133)
                                                                            --------------  --------------
           Total stockholders' equity                                             129,219         126,737
                                                                            --------------  --------------
           Total liabilities and stockholders' equity                          $1,368,481      $1,338,092
                                                                            ==============  ==============

         The accompanying notes are an integral part of these consolidated financial statements.
                                                    -1-

                             PART I - FINANCIAL INFORMATION

                     FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
              Consolidated Statements of Operations and Comprehensive Income

                                                                      For the three months
                                                                         ended March 31,
                                                                   ---------------------------
(In thousands, except per share data)                                   2001          2000
----------------------------------------------------------------------------------------------
                                                                           (Unaudited)

INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans                                             $20,443       $18,036
Interest and dividends on securities:
    Interest                                                             4,046         4,991
    Dividends                                                               56            67
Other interest income                                                      506           182
                                                                   ------------- -------------
          Total interest and dividend income                            25,051        23,276
                                                                   ------------- -------------
INTEREST EXPENSE
----------------
Deposits                                                                 7,364         6,420
Other interest expense                                                   7,716         6,700
                                                                   ------------- -------------
          Total interest expense                                        15,080        13,120
                                                                   ------------- -------------
NET INTEREST INCOME                                                      9,971        10,156
Provision for loan losses                                                  -             -
                                                                   ------------- -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      9,971        10,156
                                                                   ------------- -------------
NON-INTEREST INCOME
-------------------
Other fee income                                                           561           524
Net gain on sales of securities and loans                                  212            35
Other income                                                               950           517
                                                                   ------------- -------------
          Total non-interest income                                      1,723         1,076
                                                                   ------------- -------------
NON-INTEREST EXPENSE
--------------------
Salaries and employee benefits                                           3,132         2,954
Occupancy and equipment                                                    577           517
Professional services                                                      543           592
Data processing                                                            345           331
Depreciation and amortization                                              272           264
Other operating expenses                                                 1,098         1,090
                                                                   ------------- -------------
          Total non-interest expense                                     5,967         5,748
                                                                   ------------- -------------
INCOME BEFORE INCOME TAXES                                               5,727         5,484
                                                                   ------------- -------------
PROVISION FOR INCOME TAXES
--------------------------
Federal                                                                  1,808         1,675
State and local                                                            310           409
                                                                   ------------- -------------
          Total taxes                                                    2,118         2,084
                                                                   ------------- -------------
NET INCOME                                                              $3,609        $3,400
                                                                   ============= =============

COMPREHENSIVE INCOME, NET OF TAX
--------------------------------
Unrealized net gains on securities:
    Unrealized holding gains arising during period                      $1,038          $163
    Less: reclassification adjustments for gains included in income        (62)           -
                                                                   ------------- -------------
          Net unrealized holding gains                                     976           163
                                                                   ------------- -------------
Comprehensive net income                                                $4,585        $3,563
                                                                   ============= =============

BASIC EARNINGS PER SHARE                                                 $0.44         $0.40
DILUTED EARNINGS PER SHARE                                               $0.42         $0.39

   The accompanying notes are an integral part of these consolidated financial statements.
                                            -2-

                                      PART I - FINANCIAL INFORMATION

                               FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                    Consolidated Statements of Cash Flows

                                                                                 For the three months ended
                                                                                          March 31,
                                                                                ----------------------------
(In thousands)                                                                        2001         2000
------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
-------------------------------------------
Net income                                                                           $3,609        $3,400
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                             -             -
  Depreciation and amortization of bank premises and equipment                          272           264
  Amortization of goodwill                                                               92            92
  Net gain on sales of securities                                                       (99)          -
  Net gain on sales of loans                                                           (113)          (35)
  Net loss (gain) on sales of real estate owned                                           4          (110)
  Amortization of unearned premium, net of accretion of unearned discount               241           397
  Amortization of deferred income                                                      (132)         (216)
  Deferred income tax provision (benefit)                                              (205)          106
  Deferred compensation                                                                 110            41
Net increase in other assets and liabilities                                          2,233         1,040
Unearned compensation                                                                   383           372
                                                                                 ------------  ------------
     Net cash provided by operating activities                                        6,395         5,351
                                                                                 ------------  ------------
CASH FLOWS USED BY INVESTING ACTIVITIES
---------------------------------------
Purchases of bank premises and equipment                                                (49)         (164)
Purchases of Federal Home Loan Bank shares                                              -            (496)
Purchases of securities available for sale                                          (39,686)       (2,286)
Proceeds from sales and calls of securities available for sale                       28,583           -
Proceeds from maturities and prepayments of securities available for sale            18,608         8,989
Net originations and repayment of loans                                             (27,474)      (23,351)
Purchases of loans                                                                     (314)       (6,361)
Proceeds from sales of real estate owned                                                 40           418
                                                                                 ------------  ------------
     Net cash used by investing activities                                          (20,292)      (23,251)
                                                                                 ------------  ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
-------------------------------------------
Net increase in non-interest bearing deposits                                         2,675         2,302
Net increase (decrease) in interest-bearing deposits                                 19,724          (849)
Net increase in mortgagors' escrow deposits                                           7,389         4,119
Net decrease in short-term borrowed funds                                            (6,775)      (20,000)
Proceeds from long-term borrowed funds                                               18,000        40,000
Repayment of long-term borrowed funds                                               (15,337)      (10,078)
Purchases of treasury stock, net                                                     (1,589)       (2,004)
Cash dividends paid                                                                    (926)         (872)
                                                                                 ------------  ------------
     Net cash provided by financing activities                                       23,161        12,618
                                                                                 ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  9,264        (5,282)
Cash and cash equivalents, beginning of period                                       21,993        34,934
                                                                                 ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $31,257       $29,652
                                                                                 ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------
Interest paid                                                                       $14,860       $12,719
Income taxes paid                                                                       305            79
Non-cash activities:
Loans transferred through the foreclosure of a related mortgage
     loan to real estate owned                                                           47           -
Purchase of securities not yet settled                                                  -           9,988

          The accompanying notes are an integral part of these consolidated financial statements.
                                                  -3-

                                PART I - FINANCIAL INFORMATION

                        FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                   Consolidated Statements of Changes in Stockholders' Equity
                                          (Unaudited)

                                                                      For the three months ended
 (Dollars in thousands)                                                      March 31, 2001
 -----------------------------------------------------------------------------------------------

 COMMON STOCK
 ------------
 Balance, beginning of period                                                          $114
 No activity                                                                             -
                                                                              ---------------
          Balance, end of period                                                       $114
                                                                              ===============
 ADDITIONAL PAID-IN CAPITAL
 --------------------------
 Balance, beginning of period                                                       $76,396
 Award of shares released from Employee Benefit Trust (945 common shares)                10
 Restricted stock awards (10,000 common shares)                                          23
 Tax benefit of unearned compensation                                                    29
                                                                              ---------------
          Balance, end of period                                                    $76,458
                                                                              ===============
 TREASURY STOCK
 --------------
 Balance, beginning of period                                                      $(31,755)
 Purchases of common shares outstanding (91,200 common  shares)                      (1,638)
 Stock options exercised (6,500 common shares)                                           99
 Repurchase of restricted stock awards (1,231 common  shares) to satisfy
    tax obligations                                                                     (21)
 Restricted stock awards (10,000 common shares)                                         152
                                                                              ---------------
          Balance, end of period                                                   $(33,163)
                                                                              ===============
 UNEARNED COMPENSATION
 ---------------------
 Balance, beginning of period                                                       $(7,781)
 Restricted stock award expense                                                         279
 Restricted stock award (10,000 common shares)                                         (175)
 Release of shares from Employee Benefit Trust (12,237 common shares)                    94
                                                                              ---------------
          Balance, end of period                                                    $(7,583)
                                                                              ===============
 RETAINED EARNINGS
 -----------------
 Balance, beginning of period                                                       $89,896
 Net income                                                                           3,609
 Options exercised (6,500 common shares)                                                (29)
 Cash dividends declared and paid                                                      (926)
                                                                              ---------------
          Balance, end of period                                                    $92,550
                                                                              ===============
 ACCUMULATED OTHER COMPREHENSIVE INCOME
 --------------------------------------
 Balance, beginning of period                                                         $(133)
 Change in net unrealized gain, net of taxes of approximately $869 on
    securities available for sale                                                     1,038
 Less: Reclassification adjustment for gains included in net income,
    net of taxes of approximately $37                                                   (62)
                                                                              ---------------
          Balance, end of period                                                       $843
                                                                              ===============

     The accompanying notes are an integral part of these consolidated financial statements.
                                              -4-

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3. Earnings Per Share

Basic earnings per share for the quarters ended March 31, 2001 and 2000 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

                                                                      March 31,
                                                                  -----------------
(Amounts in thousands except per share data)                        2001     2000
-----------------------------------------------------------------------------------

Net income ....................................................... $3,609   $3,400
Divided by:
     Weighted average common shares outstanding ..................  8,242    8,512
     Weighted average common stock equivalents ...................    292      126
Total weighted average common shares and common stock equivalents   8,534    8,638
Basic earnings per share .........................................  $0.44    $0.40
Diluted earnings per share .......................................  $0.42    $0.39
Dividends paid per share .........................................  $0.11    $0.10
Dividend payout ratio ............................................   25.0%    25.0%

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

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family residential mortgage loans, multi-family income-producing property loans and commercial real estate loans, (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 2000 Annual Report to Shareholders and the SEC Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000

GENERAL. Diluted earnings per share increased 7.7% to $0.42 for the quarter ended March 31, 2001 from $0.39 for the quarter ended March 31, 2000. Net income increased 6.1% to $3.6 million for the quarter ended March 31, 2001 from $3.4 million for the quarter ended March 31, 2000. The return on average assets for the first quarter of 2001 was 1.06% compared to 1.10% for the comparable 2000 period, while the return on average equity for the first quarter of 2001 was 11.40% compared to 11.71% for the comparable 2000 period.

INTEREST INCOME. Total interest and dividend income increased $1.8 million, or 7.6%, to $25.1 million for the three months ended March 31, 2001 from $23.3 million for the three months ended March 31, 2000. This increase was primarily the result of a $81.9 million increase in the average balance of interest-earning assets for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The average balance of mortgage loans, net increased $108.0 million in the first quarter of 2001 as compared to the first quarter of 2000, which was partially offset by a $49.7 million decrease in the average balance of mortgage-backed securities for the first quarter of 2001 compared to the first quarter of 2000. The decrease in the average balance of mortgage-backed securities reflects the sale in the third quarter of 2000 of lower-yielding mortgage-backed securities and the reinvestment of $20.0 million in Bank Owned Life Insurance ("BOLI" ). The investment in BOLI is included in Other Assets in the Consolidated Statement of Financial Condition. The yield on interest-earning assets increased five basis points to 7.88% for the first quarter of 2001 from 7.83% for the first quarter of 2000. The improvement in the yield on interest-earning assets is primarily attributed to the increase in the average balance of the higher-yielding mortgage loan portfolio.

INTEREST EXPENSE. Interest expense increased $2.0 million, or 14.9%, to $15.1 million for the three months ended March 31, 2001 from $13.1 million for the three months ended March 31, 2000. This increase is due to a $98.3 million increase in the average balance of interest-bearing liabilities, combined with a 26 basis point increase in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities increased to 5.07% for the quarter ended March 31, 2001 from 4.81% for the quarter ended March 31, 2000 as both certificate of deposit accounts and borrowed funds renewed at higher rates. In addition, the average balance of the higher costing certificate of deposit accounts and borrowed funds increased to fund asset growth. However, the cost of interest-bearing liabilities declined in each of the three months in the quarter ended March 31, 2001. Should this trend continue, the Company would realize a decrease in its cost of interest-bearing liabilities in the next quarter.

NET INTEREST INCOME. For the three months ended March 31, 2001, net interest income decreased $0.2 million, or 1.8%, to $10.0 million from $10.2 million in the three months ended March 31, 2000. The decrease in net interest income is primarily due to the above mentioned sale of lower-yielding mortgage-backed securities in the third quarter of 2000 and the reinvestment of the proceeds in BOLI. The income on BOLI is included in Other Income, and amounted to $0.3 million for the quarter ended March 31, 2001. The net interest margin declined 28 basis points to 3.14% for the three months ended March 31, 2001 from 3.42% for the comparable 2000 period. However, the net interest margin of 3.14% for the quarter ended March 31, 2001 reflects a five basis point improvement over the 3.09% level for the prior quarter ended December 31, 2000.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three months ended March 31, 2001 or 2000. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see Asset Section), its analysis of specific loan situations, and the size and composition of the loan portfolio.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

NON-INTEREST INCOME. Total non-interest income increased by 60.1% to $1.7 million for the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000. The increase is due to the income earned on BOLI, an increase in gain on sales of securities and loans, an increase in dividends received on Federal Home Loan Bank of New York stock, and higher income from loan fees and banking services.

NON-INTEREST EXPENSE. Non-interest expense increased by $0.3 million, or 3.8%, to $6.0 million for the three months ended March 31, 2001 as compared to $5.7 million for the three months ended March 31, 2000. Management continues to monitor expenditures resulting in efficiency ratios of 50.7% and 51.2% for the three months ended March 31, 2001 and 2000, respectively.

INCOME BEFORE INCOME TAXES. Income before provision for income taxes increased $0.2 million, or 4.4%, to $5.7 million for the three months ended March 31, 2001 as compared to $5.5 million for the three months ended March 31, 2000, primarily due to the increase in other income.

PROVISION FOR INCOME TAXES. Income tax expense was $2.1 million for the three months ended March 31, 2001 and 2000. The effective rate was 37.0% for the quarter ended March 31, 2001 compared to 38.0% for the quarter ended March 31, 2000.

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 2001 were $1.37 billion, an increase of $30.4 million from December 31, 2000. During the first quarter of 2001, loan originations and purchases were $18.1 million for 1-4 family residential mortgage loans, $10.6 million for multi-family real estate loans, $23.6 million for commercial real estate loans and $2.1 million in construction loans. During the first quarter of 2000, loan originations and purchases were $26.7 million for 1-4 family residential mortgage loans, $16.5 million for multi-family real estate loans, $8.6 million for commercial real estate loans and $0.8 million in construction loans. Total loans, net, increased $27.9 million during the first quarter of 2001 to $1,014.3 million from $986.4 million at December 31, 2000.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.8 million at March 31, 2001 compared to $1.7 million at December 31, 2000 and $2.0 million at March 31, 2000. Total non-performing assets as a percentage of total assets were 0.13% at March 31, 2001 compared to 0.12% at December 31, 2000 and 0.16% at March 31, 2000. The ratio of allowance for loan losses to total non-performing loans was 394.72% at March 31, 2001 compared to 415.32% at December 31, 2000 and 348.66% at March 31, 2000.

LIABILITIES. Total liabilities increased $27.9 million to $1.24 billion at March 31, 2001 from $1.21 billion at December 31, 2000. Deposits increased $22.4 million, with increases in non-interest bearing deposits of $2.7 million, money market accounts of $9.7 million, and certificate of deposit accounts of $9.8 million. In addition, mortgagors' escrow deposits increased $7.4 million. These increases were partially offset by a $4.1 million decrease in borrowed funds.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

EQUITY. Total stockholders' equity increased $2.5 million to $129.2 million at March 31, 2001 from $126.7 million at December 31, 2000. The increase is primarily due to $3.6 million in net income and an increase of $1.0 million in the net unrealized after tax gain in the market value of securities available for sale, partially offset by $1.6 million in treasury shares purchased through the Company's stock repurchase plans, and $0.9 million in cash dividends paid during the current quarter. Quarterly dividends per share were increased to $0.11 per share for the first quarter of 2001 from $0.10 per share in the fourth quarter of 2000. Book value per share improved to $14.05 per share at March 31, 2001 from $13.67 per share at December 31, 2000 and $12.45 at March 31, 2000.

Under its stock repurchase programs, the Company repurchased 91,200 shares during the quarter, leaving 287,800 shares to be repurchased under the current stock repurchase program at March 31, 2001.

LIQUIDITY. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At March 31, 2001 and December 31, 2000, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 10.76% and 11.14%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

CASH FLOW. During the first quarter of 2001, funds provided by the Company's operating activities amounted to $6.4 million. These funds, together with $23.2 million provided by financing activities and funds available at the beginning of the quarter, were utilized to fund net investing activities of $20.3 million. The Company's primary business objective is the origination and purchase of residential, multi-family and commercial real estate loans. During the quarter ended March 31, 2001, the net total of loan originations less loan repayments was $27.5 million, and the total amount of real estate loans purchased was $0.3 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the quarter ended March 31, 2001, the Company purchased a total of $39.7 million in securities available for sale. Funds for investment were also provided by $47.2 million in sales, calls, maturities, and prepayments of securities available for sale. The Company also used funds of $1.6 million for treasury stock repurchases and $0.9 million in dividend payments during the quarter ended March 31, 2001.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2001. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

                             Projected Percentage Change In
                             ------------------------------
                             Net Interest     Net Portfolio       Net Portfolio
Change in Interest Rate         Income            Value            Value Ratio
--------------------------------------------------------------------------------
-300 Basis points                 6.47%             -4.58%             10.48%
-200 Basis points                 4.81              -2.40              10.94
-100 Basis points                 2.31               0.93              11.52
Base interest rate                  -                  -               11.66
+100 Basis points                -5.19             -13.39              10.43
+200 Basis points               -10.98             -28.34               8.94
+300 Basis points               -17.43             -42.60               7.41

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2001, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2001.

(Dollars in thousands)                  Amount              Percent of Assets
------------------------------------------------------------------------------

Tangible Capital:
     Capital level                      $109,924                   8.12%
     Requirement                          20,314                   1.50
     Excess                               89,610                   6.62

Core Capital:
     Capital level                      $109,924                   8.12%
     Requirement                          40,629                   3.00
     Excess                               69,295                   5.12

Risk-Based Capital:
     Capital level                      $116,648                  15.62%
     Requirement                          59,746                   8.00
     Excess                               56,902                   7.62

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three months ended March 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                         For the three months ended March 31,
                                           ---------------------------------------------------------------
                                                         2001                            2000
                                           -------------------------------  ------------------------------
                                             Average             Average     Average             Average
(Dollars in thousands)                       Balance  Interest  Yield/Cost   Balance  Interest  Yield/Cost
----------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-earning assets:
  Mortgage loans, net ...................  $  990,160  $20,323     8.21%    $  882,135  $17,884     8.11%
  Other loans ...........................       5,944      120     8.08          5,816      152    10.45
  Mortgage-backed securities ............     223,618    3,829     6.85        273,288    4,770     6.98
  Other securities ......................      15,663      273     6.97         16,319      288     7.06
  Interest-earning deposits and
    federal funds sold ..................      35,690      506     5.67         11,573      182     6.29
                                           ------------------------------   ------------------------------
       Total interest-earning assets  ...   1,271,075   25,051     7.88      1,189,131   23,276     7.83
                                                       ------------------               ------------------
Non-interest earning assets .............      87,095                           51,671
                                           -----------                      -----------
       Total assets .....................  $1,358,170                       $1,240,802
                                           ===========                      ===========
LIABILITIES AND EQUITY
----------------------
Interest-bearing liabilities:
  Passbook accounts .....................  $  186,254      950     2.04     $  193,718    1,000     2.06
  NOW accounts ..........................      29,856      140     1.88         26,823      127     1.89
  Money market accounts .................      45,216      368     3.26         41,606      339     3.26
  Certificate of deposit accounts .......     407,644    5,885     5.77        371,447    4,944     5.32
  Mortgagors' escrow deposits ...........      11,268       21     0.75         12,582       10     0.32
  Borrowed funds ........................     508,744    7,716     6.07        444,555    6,700     6.03
                                           ------------------------------   ------------------------------
       Total interest-bearing liabilities   1,188,982   15,080     5.07      1,090,731   13,120     4.81
                                                       ------------------               ------------------
Other liabilities .......................      42,507                           33,949
                                           -----------                      -----------
       Total liabilities ................   1,231,489                        1,124,680
Equity ..................................     126,681                          116,122
                                           -----------                      -----------
       Total liabilities and equity .....  $1,358,170                       $1,240,802
                                           ===========                      ===========
Net interest income/Interest rate spread                $9,971     2.81%                $10,156     3.02%
                                                       ==================               ==================
Net interest-earning assets /
    Net interest margin .................     $82,093              3.14%       $98,400              3.42%
                                           ===========          =========   ===========          =========
Ratio of interest-earning assets to
    interest-bearing liabilities ........                          1.07x                            1.09x
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

                                                    Three Months Ended
                                           -------------------------------------
(In thousands)                              March 31, 2001       March 31, 2000
--------------------------------------------------------------------------------

MORTGAGE LOANS
--------------

At beginning of period                           $985,953            $876,984

Mortgage loans originated:
   One-to-four family                              17,759              20,378
   Cooperative                                         56                  65
   Multi-family real estate                        10,649              16,545
   Commercial real estate                          23,605               8,560
   Construction                                     2,143                 846
                                            --------------       -------------
      Total mortgage loans originated              54,212              46,394
                                            --------------       -------------
Acquired loans:
   Loans purchased                                    310               6,295
                                            --------------       -------------
      Total acquired loans                            310               6,295
                                            --------------       -------------
Less:
   Principal reductions                            25,554              23,348
   Mortgage loans sold                                -                   -
   Mortgage loan foreclosures                          47                 -
                                            --------------       -------------
At end of period                               $1,014,874            $906,325
                                            ==============       =============

OTHER LOANS
-----------

At beginning of period                             $6,548              $5,748

Other loans originated:
   Small Business Administration                      300                 700
   Small business loans                               110                 140
   Other loans                                        166                 273
                                            --------------       -------------
      Total other loans originated                    576               1,113
                                            --------------       -------------
Less:
   Sales                                              150                 -
   Principal reductions                             1,480                 756
   Charge-offs                                        -                    25
                                            --------------       -------------
At end of period                                   $5,494              $6,080
                                            ==============       =============

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

(Dollars in thousands)                      March 31, 2001    December 31, 2000
--------------------------------------------------------------------------------

Non-accrual mortgage loans                        $1,530              $1,492
Other non-accrual loans                              173                 126
                                              -----------         -----------
     Total non-accrual loans                       1,703               1,618

Mortgage loans 90 days or more delinquent
   and still accruing                                -                   -
Other loans 90 days or more delinquent
   and still accruing                                -                   -
                                              -----------         -----------
     Total non-performing loans                    1,703               1,618

Real estate owned (foreclosed real estate)            51                  44
                                              -----------         -----------
     Total non-performing assets                  $1,754              $1,662
                                              ===========         ===========

Non-performing loans to gross loans                 0.17%               0.16%
Non-performing assets to total assets               0.13%               0.12%

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

                                                   Three Months Ended
                                         ---------------------------------------
(Dollars in thousands)                      March 31, 2001      March 31, 2000
--------------------------------------------------------------------------------

Balance at beginning of period                    $6,721              $6,818

Provision for loan losses                            -                   -

Loans charged-off:
    One-to-four family                               -                     3
    Co-operative                                     -                   -
    Multi-family                                       2                 -
    Commercial                                       -                   -
    Construction                                     -                   -
    Other                                              2                  25
                                                ---------           ---------
          Total loans charged-off                      4                  28
                                                ---------           ---------
Recoveries:
    Mortgage loans                                   -                   -
    Other loans                                        7                 -
                                                ---------           ---------
          Total recoveries                             7                 -
                                                ---------           ---------
Balance at end of period                          $6,724              $6,790
                                                =========           =========

Ratio of net charge-offs (recoveries) during the
    year to average loans outstanding during
    the period                                      0.00%               0.00%
Ratio of allowance for loan losses to loans at
    end of period                                   0.66%               0.74%
Ratio of allowance for loan losses to
    non-performing assets at end of period        383.25%             338.23%
Ratio of allowance for loan losses to
    non-performing loans at end of period         394.72%             348.66%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2001, the Board of Directors approved an increase of 10% in the quarterly common stock dividend from $0.10 per share in the fourth quarter of 2000 to $0.11 per share in the first quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBIT.

Not applicable.

b) REPORTS ON FORM 8-K.

Not applicable.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Flushing Financial Corporation,

Dated: April 27, 2001          By:  /s/ Michael J. Hegarty
                                  ------------------------------------
                                  Michael J. Hegarty
                                  President and Chief Executive Officer

Dated: April 27, 2001          By:  /s/ Monica C. Passick
                                  ------------------------------------
                                  Monica C. Passick
                                  Senior Vice President, Treasurer and
                                     Chief Financial Officer