Form 10-Q
period 2001-06-30
FLUSHING FINANCIAL CORP
filed 2001-08-03
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 000-24272

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3209278
(I.R.S. Employer Identification No.)

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
__X__Yes ______No

The number of shares of the registrant's Common Stock outstanding as of July 31, 2001 was 9,235,443.

TABLE OF CONTENTS

                                                                           PAGE
PART I  --  FINANCIAL INFORMATION
---------------------------------

ITEM 1.   Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................   6

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .......  18

PART II. --  OTHER INFORMATION
------------------------------

i

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)                                            June 30, 2001     December 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)

ASSETS
------
Cash and due from banks                                                                      $8,416              $10,235
Federal funds sold and overnight interest-earning deposits                                   10,205               11,758
Securities available for sale:
    Mortgage-backed securities                                                              230,896              238,626
    Other securities                                                                         20,876               16,594
Loans:
    1-4 Family residential mortgage loans                                                   482,844              467,784
    Multi-family mortgage loans                                                             347,823              334,307
    Commercial real estate loans                                                            199,984              167,549
    Co-operative apartment loans                                                              7,197                8,009
    Construction loans                                                                        8,640                8,304
    Small Business Administration loans                                                       4,010                2,844
    Consumer and other loans                                                                  3,075                3,704
    Net unamortized premiums and unearned loan fees                                             697                  579
    Allowance for loan losses                                                                (6,648)              (6,721)
                                                                                        ------------         ------------
         Net loans                                                                        1,047,622              986,359
Interest and dividends receivable                                                             7,740                7,724
Real estate owned, net                                                                           --                   44
Bank premises and equipment, net                                                              5,911                6,311
Federal Home Loan Bank of New York stock                                                     24,932               24,932
Goodwill                                                                                      4,088                4,272
Other assets                                                                                 30,307               31,237
                                                                                        ------------         ------------
          Total assets                                                                   $1,390,993           $1,338,092
                                                                                        ============         ============

LIABILITIES
-----------
Due to depositors:
    Non-interest bearing                                                                    $23,156              $20,913
    Interest-bearing                                                                        707,390              661,145
Mortgagors' escrow deposits                                                                  10,867                7,753
Borrowed funds                                                                              506,596              508,839
Other liabilities                                                                            11,555               12,705
                                                                                        ------------         ------------
          Total liabilities                                                               1,259,564            1,211,355
                                                                                        ------------         ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                                   --                   --
Common stock ($0.01 par value; 20,000,000 shares authorized; 11,355,678 shares issued; 9,157,477 and 9,271,921 shares outstanding at
    June 30, 2001 and December 31, 2000, respectively)                                          114                  114
Additional paid-in capital                                                                   77,029               76,396
Treasury stock, at average cost (2,198,201 and 2,083,757 shares at
    June 30, 2001 and December 31, 2000, respectively)                                      (34,249)             (31,755)
Unearned compensation                                                                        (7,420)              (7,781)
Retained earnings                                                                            95,159               89,896
Accumulated other comprehensive income, net of taxes                                            796                 (133)
                                                                                        ------------         ------------
          Total stockholders' equity                                                        131,429              126,737
                                                                                        ------------         ------------
          Total liabilities and stockholders' equity                                     $1,390,993           $1,338,092
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
                                                                   --------------------------  --------------------------
(In thousands, except per share data)                                  2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans                                              $20,939       $18,883       $41,382       $36,919
Interest and dividends on securities:
    Interest                                                              3,832         5,066         7,878        10,057
    Dividends                                                                56            66           112           133
Other interest income                                                       400           138           906           320
                                                                    ------------  ------------  ------------  ------------
          Total interest and dividend income                             25,227        24,153        50,278        47,429
                                                                    ------------  ------------  ------------  ------------

INTEREST EXPENSE
----------------
Deposits                                                                  7,553         6,712        14,917        13,132
Other interest expense                                                    7,526         7,254        15,242        13,954
                                                                    ------------  ------------  ------------  ------------
          Total interest expense                                         15,079        13,966        30,159        27,086
                                                                    ------------  ------------  ------------  ------------

NET INTEREST INCOME                                                      10,148        10,187        20,119        20,343
Provision for loan losses                                                    --            --            --            --
                                                                    ------------  ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      10,148        10,187        20,119        20,343
                                                                    ------------  ------------  ------------  ------------

NON-INTEREST INCOME
-------------------
Other fee income                                                            623           488         1,184         1,012
Net gain on sales of securities and loans                                     6             1           218            36
Other income                                                                989           476         1,939           993
                                                                    ------------  ------------  ------------  ------------
          Total non-interest income                                       1,618           965         3,341         2,041
                                                                    ------------  ------------  ------------  ------------

NON-INTEREST EXPENSE
--------------------
Salaries and employee benefits                                            3,159         3,079         6,291         6,033
Occupancy and equipment                                                     575           529         1,152         1,046
Professional services                                                       538           579         1,081         1,171
Data processing                                                             302           310           647           641
Depreciation and amortization                                               267           266           539           530
Other operating expenses                                                  1,143         1,187         2,241         2,277
                                                                    ------------  ------------  ------------  ------------
          Total non-interest expense                                      5,984         5,950        11,951        11,698
                                                                    ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                                                5,782         5,202        11,509        10,686
                                                                    ------------  ------------  ------------  ------------

PROVISION FOR INCOME TAXES
--------------------------
Federal                                                                   1,674         1,578         3,482         3,253
State and local                                                             466           399           776           808
                                                                    ------------  ------------  ------------  ------------
          Total taxes                                                     2,140         1,977         4,258         4,061
                                                                    ------------  ------------  ------------  ------------

NET INCOME                                                               $3,642        $3,225        $7,251        $6,625
                                                                    ============  ============  ============  ============

OTHER COMPREHENSIVE INCOME, NET OF TAX
--------------------------------------
Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising during period                $(47)         $350          $991          $513
    Less: reclassification adjustments for gains included in income          --            --           (62)           --
          Net unrealized holding (losses) gains                             (47)          350           929           513
                                                                    ------------  ------------  ------------  ------------
Comprehensive net income                                                 $3,595        $3,575        $8,180        $7,138
                                                                    ============  ============  ============  ============

Basic earnings per share                                                  $0.44         $0.38         $0.88         $0.78
Diluted earnings per share                                                $0.43         $0.38         $0.85         $0.77

The accompanying notes are an integral part of these consolidated financial statements.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                        For the six months ended
                                                                                                June 30,
                                                                                 ---------------------------------------
(In thousands)                                                                          2001                 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)

OPERATING ACTIVITIES
--------------------
Net income                                                                                   $7,251               $6,625
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   --                   --
     Depreciation and amortization of bank premises and equipment                               539                  530
     Amortization of goodwill                                                                   183                  183
     Net gain on sales of securities                                                            (99)                  --
     Net gain on sales of loans                                                                (119)                 (36)
     Net gain on sales of real estate owned                                                     (11)                (126)
     Amortization of unearned premium, net of accretion of unearned discount                    531                  663
     Amortization of deferred income                                                           (215)                (392)
     Deferred income tax provision                                                              144                  323
     Deferred compensation                                                                      235                  104
Net decrease in other assets and liabilities                                                   (877)                (808)
Unearned compensation                                                                           708                  747
                                                                                  ------------------   ------------------
          Net cash provided by operating activities                                           8,270                7,813
                                                                                  ------------------   ------------------

INVESTING ACTIVITIES
--------------------
Purchases of bank premises and equipment                                                       (139)                (817)
Purchases of Federal Home Loan Bank shares                                                       --               (1,842)
Purchases of securities available for sale                                                  (74,756)             (12,274)
Proceeds from sales and calls of securities available for sale                               28,583                   --
Proceeds from maturities and prepayments of securities available for sale                    51,013               17,108
Net originations and repayment of loans                                                     (60,199)             (68,087)
Purchases of loans                                                                             (887)             (13,741)
Proceeds from sales of real estate owned                                                        106                  494
                                                                                  ------------------   ------------------
          Net cash used by investing activities                                             (56,279)             (79,159)
                                                                                  ------------------   ------------------

FINANCING ACTIVITIES
--------------------
Net increase in non-interest bearing deposits                                                 2,243                3,210
Net increase in interest-bearing deposits                                                    46,245               12,149
Net increase in mortgagors' escrow deposits                                                   3,114                  445
Net increase (decrease) in short-term borrowed funds                                        (14,232)              17,696
Proceeds from long-term borrowed funds                                                       38,000               49,000
Repayment of long-term borrowed funds                                                       (26,011)             (25,158)
Purchases of treasury stock, net                                                             (2,880)              (4,267)
Cash dividends paid                                                                          (1,842)              (1,728)
                                                                                  ------------------   ------------------
          Net cash provided by financing activities                                          44,637               51,347
                                                                                  ------------------   ------------------

Net decrease in cash and cash equivalents                                                    (3,372)             (19,999)
Cash and cash equivalents, beginning of period                                               21,993               34,934
                                                                                  ------------------   ------------------
         Cash and cash equivalents, end of period                                           $18,621              $14,935
                                                                                  ==================   ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------
Interest paid                                                                               $30,227              $26,906
Income taxes paid                                                                             4,622                3,929

Non-cash activities:
   Loans transferred through foreclosure of a related mortgage loan to real estate owned         47                  182

The accompanying notes are an integral part of these consolidated financial statements.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

                                                                                              For the six months ended
(In thousands, except share data)                                                                   June 30, 2001
--------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
------------
Balance, beginning of period                                                                                         $114
No activity                                                                                                            --
                                                                                           -------------------------------
         Balance, end of period                                                                                      $114
                                                                                           ===============================

ADDITIONAL PAID-IN CAPITAL
--------------------------
Balance, beginning of period                                                                                      $76,396
Award of shares released from Employee Benefit Trust (1,858 common shares)                                             23
Restricted stock awards (16,750 common shares)                                                                         79
Options exercised (2,700 common shares)                                                                                 5
Tax benefit of unearned compensation                                                                                  526
                                                                                           -------------------------------
         Balance, end of period                                                                                   $77,029
                                                                                           ===============================

TREASURY STOCK
--------------
Balance, beginning of period                                                                                     $(31,755)
Purchases of common shares outstanding (142,200 common shares)                                                     (2,772)
Repurchase of restricted stock awards (22,544 common shares)                                                         (496)
Restricted stock awards (16,750 common shares)                                                                        257
Forfeiture of restricted stock awards (750 common shares)                                                             (12)
Options exercised (34,300 common shares)                                                                              529
                                                                                           -------------------------------
         Balance, end of period                                                                                  $(34,249)
                                                                                           ===============================

UNEARNED COMPENSATION
---------------------
Balance, beginning of period                                                                                      $(7,781)
Restricted stock award expense                                                                                        497
Restricted stock awards (16,750 common shares)                                                                       (336)
Forfeiture of restricted stock awards (750 common shares)                                                              12
Release of shares from Employee Benefit Trust (24,461 common shares)                                                  188
                                                                                           -------------------------------
         Balance, end of period                                                                                   $(7,420)
                                                                                           ===============================

RETAINED EARNINGS
-----------------
Balance, beginning of period                                                                                      $89,896
Net income                                                                                                          7,251
Options exercised (31,600 common shares)                                                                             (146)
Cash dividends declared and paid                                                                                   (1,842)
                                                                                           -------------------------------
         Balance, end of period                                                                                   $95,159
                                                                                           ===============================

ACCUMULATED OTHER COMPREHENSIVE INCOME
--------------------------------------
Balance, beginning of period                                                                                        $(133)
Change in net unrealized gain, net of taxes of approximately $831 on securities
     available for sale                                                                                               991
Less: Reclassification adjustment for gains included in net income, net of taxes of
     approximately $37                                                                                                (62)
                                                                                           -------------------------------
         Balance, end of period                                                                                      $796
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

3.   Earnings Per Share

Basic earnings per share for the three and six month periods ended June 30, 2001 and 2000 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                   June 30,
                                                                       -----------------------   ------------------------
(Amounts in thousands, except per share data)                                  2001       2000           2001        2000
-------------------------------------------------------------------------------------------------------------------------

Net income                                                                   $3,642     $3,225         $7,251      $6,625
Divided by:
     Weighted average common shares outstanding                               8,190      8,390          8,216       8,451
     Weighted average common stock equivalents                                  365        142            321         130
Total weighted average common shares and common stock equivalents             8,555      8,532          8,537       8,581

Basic earnings per share                                                      $0.44      $0.38          $0.88       $0.78
Diluted earnings per share                                                    $0.43      $0.38          $0.85       $0.77

Dividends per share                                                           $0.11      $0.10          $0.22       $0.20
Dividend payout ratio                                                         25.00%     26.32%         25.00%      25.64%

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 2000 Annual Report to Stockholders and its SEC Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

General. Diluted earnings per share increased 13.2% to $0.43 for the three months ended June 30, 2001 from $0.38 for the three months ended June 30, 2000. Net income increased $0.4 million, or 12.9%, to $3.6 million for the three months ended June 30, 2001 from $3.2 million for the three months ended June 30, 2000. The return on average assets for the three months ended June 30, 2001 increased to 1.05% compared to 1.01% for the three months ended June 30, 2000, while the return on average equity for the three months ended June 30, 2001 increased to 11.37% from 11.07% for the three months ended June 30, 2000.

Interest Income. Total interest and dividend income increased $1.0 million, or 4.4%, to $25.2 million for the three months ended June 30, 2001 from $24.2 million for the three months ended June 30, 2000. This increase was primarily the result of a $68.1 million increase in the average balance of interest-earning assets for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The average balance of mortgage loans, net, and interest-earning deposits increased $95.1 million and $28.5 million, respectively, for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. These increases were partially offset by a $55.3 million decrease in the average balance of mortgage-backed securities for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease in the average balance of mortgage- backed securities reflects the sale in the third quarter of 2000 of lower-yielding mortgage-backed securities and the reinvestment of $20.0 million in Bank Owned Life Insurance ("BOLI"). The investment in BOLI is included in Other Assets in the Consolidated Statement of Financial Condition. The yield on interest-earning assets declined eight basis points to 7.77% for the three months ended June 30, 2001 from 7.85% for the three months ended June 30, 2000. An increase of five basis points in the yield on mortgage loans was offset by declines in the yield on mortgage-backed and other securities.

Interest Expense. Interest expense increased $1.1 million, or 8.0%, to $15.1 million for the three months ended June 30, 2001 from $14.0 million for the three months ended June 30, 2000, primarily due to an $82.1 million increase in the average balance of interest-bearing liabilities. This was coupled with a three basis point increase in the average cost of interest-bearing liabilities to 4.97% in the three months ended June 30, 2001 from 4.94% in the three months ended June 30, 2000. The increase in the cost of funds is primarily due to an increase in the average balance and rate paid on certificate of deposit accounts. However, the cost of funds in the second quarter of 2001 represents a ten basis point decline from the cost of funds in the first quarter of 2001.

Net Interest Income. For the three months ended June 30, 2001, net interest income decreased $39,000, or 0.4%, to $10.1 million from $10.2 million in the three months ended June 30, 2000. This decrease in net interest income is primarily due to the above mentioned sale of lower-yielding mortgage-backed securities in the third quarter of 2000 and the reinvestment of the proceeds in BOLI. The income on BOLI is included in Other Income, and amounted to $0.3 million for the quarter ended June 30, 2001. The net interest margin declined 19 basis points to 3.12% for the three months ended June 30, 2001 from 3.31% for the three months ended June 30, 2000.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2001 or 2000. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see "Financial Condition - Assets"), its analysis of specific loan situations, and the size and composition of the loan portfolio.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income. Total non-interest income increased by 67.7% to $1.6 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. The increase is due to the income earned on BOLI, higher fee income from loan fees and banking services, and an increase in dividends received on FHLB-NY stock.

Non-Interest Expense. Non-interest expense was $6.0 million for the three months ended June 30, 2001 and 2000. Management continues to monitor expenditures resulting in efficiency ratios of 50.2% and 52.7% for the three months ended June 30, 2001 and 2000, respectively.

Income before Income Taxes. Total income before the provision for income taxes increased $0.6 million, or 11.1%, to $5.8 million for the three months ended June 30, 2001 as compared to $5.2 million for the three months ended June 30, 2000, primarily due to the increase in Other Income.

Provision For Income Taxes. Income tax expense was $2.1 million for the three months ended June 30, 2001 compared to $2.0 million for the three months ended June 30, 2000.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

General. Diluted earnings per share increased 10.4% to $0.85 for the six months ended June 30, 2001 from $0.77 for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 increased 9.4% to $7.3 million from the $6.6 million reported for the six months ended June 30, 2000. The return on average assets for the six months ended June 30, 2001 was 1.06% compared to 1.05% for the six months ended June 30, 2000, while the return on average equity for the six months ended June 30, 2001 was 11.38% compared to 11.39% for the six months ended June 30, 2000.

Interest Income. Total interest and dividend income increased $2.9 million, or 6.0%, to $50.3 million for the six months ended June 30, 2001 from $47.4 million for the six months ended June 30, 2000. This increase was primarily the result of a $75.1 million increase in the average balance of interest-earning assets for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The average balance of mortgage loans, net, and interest-earning deposits increased $101.7 million and $26.3 million, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. These increases were partially offset by a $52.5 million decrease in the average balance of mortgage-backed securities for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in the average balance of mortgage-backed securities reflects the above mentioned sale in the third quarter of 2000 of lower-yielding mortgage-backed securities and the reinvestment of $20.0 million in BOLI. The yield on interest-earning assets declined two basis points to 7.82% for the six months ended June 30, 2001 from 7.84% for the six months ended June 30, 2000. An increase of eight basis points in the yield on mortgage loans was offset by declines in the yield on mortgage-backed and other securities.

Interest Expense. Interest expense increased $3.1 million, or 11.3%, to $30.2 million for the six months ended June 30, 2001 from $27.1 million for the six months ended June 30, 2000. The average balance of interest-bearing liabilities increased $90.2 million to $1.2 billion for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. In addition, the weighted average cost of interest-bearing liabilities increased 14 basis points to 5.02% for the six months ended June 30, 2001 compared to 4.88% for the six months ended June 30, 2000. The increase in the cost of interest-bearing liabilities is primarily due to an increase in the average balance and rate paid on certificate of deposit accounts, along with an increase in the average balance of higher costing borrowed funds to fund asset growth.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income. For the six months ended June 30, 2001, net interest income decreased $0.2 million, or 1.1%, to $20.1 million from $20.3 million in the six months ended June 30, 2000. This decrease in net interest income is primarily due to the above mentioned sale of lower-yielding mortgage-backed securities in the third quarter of 2000 and the reinvestment of the proceeds in BOLI. The income on BOLI is included in Other Income, and amounted to $0.6 million for the six months ended June 30, 2001. The net interest margin declined 23 basis points to 3.13% for the six months ended June 30, 2001 from 3.36% for the six months ended June 30, 2000.

Provision for Loan Losses. There was no provision for loan losses for the six months ended June 30, 2001 or 2000. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see "Financial Condition - Assets"), its analysis of specific loan situations, and the size and composition of the loan portfolio.

Non-Interest Income. Total non-interest income increased by 63.7% to $3.3 million for the six months ended June 30, 2001 from $2.0 million for the six months ended June 30, 2000. The increase is due to the income earned on BOLI, higher fee income from loan fees and banking services, an increase in dividends received on FHLB-NY stock, and an increase in gains on sales of securities and loans.

Non-Interest Expense. Non-interest expense increased by $0.3 million, or 2.2%, to $12.0 million for the six months ended June 30, 2001 as compared to $11.7 million for the six months ended June 30, 2000. Management continues to monitor expenditures resulting in efficiency ratios of 50.4% and 52.0% for the six months ended June 30, 2001 and 2000, respectively.

Income before Income Taxes. Total income before provision for income taxes increased $0.8 million, or 7.7%, to $11.5 million for the six months ended June 30, 2001 as compared to $10.7 million for the six months ended June 30, 2000 for reasons stated above.

Provision For Income Taxes. Income tax expense increased $0.2 million to $4.3 million for the six months ended June 30, 2001 as compared to $4.1 million for the six months ended June 30, 2000. This is due to the $0.8 million increase in income before taxes.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2001 were $1.39 billion, a $52.9 million increase from December 31, 2000. During the six months ended June 30, 2001, loan originations and purchases were $46.8 million for 1-4 family residential mortgage loans, $28.1 million for multi-family real estate loans, $40.3 million for commercial real estate loans and $3.4 million in construction loans. During the six months ended June 30, 2000, loan originations and purchases were $58.5 million for 1-4 family residential mortgage loans, $37.0 million for multi-family real estate loans, $25.0 million for commercial real estate loans and $2.3 million in construction loans. Total loans, net, increased $61.2 million during the six months ended June 30, 2001 to $1,047.6 million from $986.4 million at December 31, 2000.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.8 million at June 30, 2001 compared to $1.7 million at December 31, 2000 and $2.2 million at June 30, 2000. Total non-performing assets as a percentage of total assets were 0.13% at June 30, 2001 compared to 0.12% at December 31, 2000 and 0.17% at June 30, 2000. The ratio of allowance for loan losses to total non-performing loans was 371% at June 30, 2001 compared to 415% at December 31, 2000 and 332% at June 30, 2000.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liabilities. Total liabilities increased $48.2 million to $1.26 billion at June 30, 2001 from $1.21 billion at December 31, 2000. Due to depositors increased $48.5 million as certificate of deposit accounts increased $12.8 million while lower costing core deposits increased $35.7 million.

Equity. Total stockholders' equity increased $4.7 million to $131.4 million at June 30, 2001 from $126.7 million at December 31, 2000. The increase is primarily due to $7.3 million in net income for the six months ended June 30, 2001 and an improvement of $0.9 million in the net unrealized loss in the market value of securities available for sale, partially offset by $2.8 million in treasury shares purchased through the Company's stock repurchase plans and $1.8 million in cash dividends paid during the six month period. Quarterly dividends per share were increased to $0.11 per share for the first and second quarter of 2001 from $0.10 per share in the fourth quarter of 2000. Book value per share improved to $14.35 per share at June 30, 2001 from $13.67 per share at December 31, 2000 and $12.76 at June 30, 2000.

Under its stock repurchase program, the Company repurchased 142,200 shares for the six months ended June 30, 2001, leaving 236,800 shares to be repurchased under the current stock repurchase program.

Liquidity. The Bank, as a federal savings bank, is subject to Office of Thrift Supervision ("OTS") guidelines regarding liquidity requirements. Pursuant to these requirements, the Bank is required to maintain an average daily balance of liquid assets (cash and certain securities with detailed maturity limitations and marketability requirements) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. At June 30, 2001 and December 31, 2000, the Bank's liquidity ratio, computed in accordance with the OTS requirement was 10.19% and 11.14%, respectively. Management anticipates that the Bank will continue to meet OTS liquidity requirements. Unlike the Bank, Flushing Financial Corporation is not subject to OTS regulatory requirements on the maintenance of minimum levels of liquid assets.

Cash flow. During the six months ended June 30, 2001, funds provided by the Company's operating activities amounted to $8.3 million. These funds, together with $44.6 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $56.3 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the six months ended June 30, 2001, the net total of loan originations less loan repayments was $60.2 million, and the total amount of real estate loans purchased was $0.9 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the six months ended June 30, 2001, the Company purchased a total of $74.8 million in securities available for sale. Funds for investment were also provided by $51.0 million in maturities and prepayments of securities available for sale. The Company also used funds of $2.9 million for treasury stock repurchases and $1.8 million in dividend payments during the six months ended June 30, 2001.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

INTEREST RATE RISK

The consolidated statements of financial position have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company's stockholders' equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2001. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

                             Projected Percentage Change In
                            --------------------------------
                             Net Interest      Net Portfolio     Net Portfolio
Change in Interest Rate         Income             Value          Value Ratio
-------------------------------------------------------------------------------
-300 Basis points                 0.02%           -1.18%             11.17%
-200 Basis points                -0.51             0.44              11.58
-100 Basis points                -0.22             3.15              12.10
Base interest rate                  --               --              11.99
+100 Basis points                -2.65           -12.76              10.80
+200 Basis points                -6.11           -28.42               9.18
+300 Basis points               -10.30           -42.81               7.59

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2001, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2001.

(Dollars in thousands)                    Amount              Percent of Assets
-------------------------------------------------------------------------------

Tangible Capital:
     Capital level                       $114,157                   8.29%
     Requirement                           20,652                   1.50
     Excess                                93,505                   6.79

Core Capital:
     Capital level                       $114,157                   8.29%
     Requirement                           41,303                   3.00
     Excess                                72,854                   5.29

Risk-Based Capital:
     Capital level                       $120,805                  15.60%
     Requirement                           61,950                   8.00
     Excess                                58,855                   7.60

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest- bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest- bearing liabilities and the interest rate earned or paid on them. The following table set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                                For the three months ended June 30,
                                           -----------------------------------------------------------------------------
                                                           2001                                    2000
                                           -------------------------------------   -------------------------------------
                                             Average                  Average        Average                  Average
(Dollars in thousands)                       Balance     Interest   Yield/Cost       Balance     Interest    Yield/Cost
------------------------------------------------------------------------------------------------------------------------

ASSETS
------

Interest-earning assets:
  Mortgage loans, net                      $1,019,852     $20,783       8.15%        $924,738     $18,718        8.10%
  Other loans                                   6,110         156      10.21            6,528         165       10.11
  Mortgage-backed securities                  220,538       3,622       6.57          275,871       4,845        7.03
  Other securities                             16,571         266       6.42           16,316         287        7.04
  Interest-earning deposits and
    federal funds sold                         35,890         400       4.46            7,379         138        7.48
                                         -------------------------------------   --------------------------------------
        Total interest-earning assets       1,298,961      25,227       7.77        1,230,832      24,153        7.85
                                                     -------------------------               --------------------------
Non-interest earning assets                    84,662                                  52,088
                                         ------------                            ------------
        Total assets                       $1,383,623                              $1,282,920
                                         ============                            ============

LIABILITIES AND EQUITY
----------------------

Interest-bearing liabilities:
  Passbook accounts                          $186,923         965       2.07         $190,743         980        2.06
  NOW accounts                                 30,472         145       1.90           28,162         134        1.90
  Money market accounts                        63,975         594       3.71           43,532         366        3.36
  Certificate of deposit accounts             414,750       5,837       5.63          380,643       5,206        5.47
  Mortgagors' escrow deposits                  16,255          12       0.30           16,170          26        0.64
  Borrowed funds                              501,024       7,526       6.01          472,055       7,254        6.15
                                         -------------------------------------   --------------------------------------
        Total interest-bearing liabilities  1,213,399      15,079       4.97        1,131,305      13,966        4.94
                                                     -------------------------               --------------------------
Other liabilities                              42,110                                  35,102
                                         ------------                            ------------
        Total liabilities                   1,255,509                               1,166,407
Equity                                        128,114                                 116,513
                                         ------------                            ------------
        Total liabilities and equity       $1,383,623                              $1,282,920
                                         ============                            ============

Net interest income/Interest rate spread                  $10,148       2.80%                     $10,187        2.91%
                                                     =========================               ==========================

Net interest-earning assets /
  Net interest margin                         $85,562                   3.12%         $99,527                    3.31%
                                         ============            =============   ============             =============

Ratio of interest-earning assets to
  interest-bearing liabilities                                          1.07X                                    1.09X
                                                                 =============                            =============

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

The following tables set forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                                 For the six months ended June 30,
                                           -----------------------------------------------------------------------------
                                                           2001                                    2000
                                           -------------------------------------   -------------------------------------
                                             Average                  Average        Average                  Average
(Dollars in thousands)                       Balance     Interest   Yield/Cost       Balance     Interest    Yield/Cost
----------------------------------------------------------------------------------------------------------------------

ASSETS
------

Interest-earning assets:
  Mortgage loans, net                      $1,005,088     $41,106       8.18%        $903,437     $36,602        8.10%
  Other loans                                   6,027         276       9.16            6,172         317       10.27
  Mortgage-backed securities                  222,070       7,451       6.71          274,580       9,615        7.00
  Other securities                             16,120         539       6.69           16,318         575        7.05
  Interest-earning deposits and
    federal funds sold                         35,791         906       5.06            9,476         320        6.75
                                         -------------------------------------   --------------------------------------
        Total interest-earning assets       1,285,096      50,278       7.82        1,209,983      47,429        7.84
                                                     -------------------------               --------------------------
Non-interest earning assets                    85,870                                  51,878
                                         ------------                            ------------
        Total assets                       $1,370,966                              $1,261,861
                                         ============                            ============

LIABILITIES AND EQUITY
----------------------

Interest-bearing liabilities:
  Passbook accounts                          $186,591       1,915       2.05         $192,230       1,980        2.06
  NOW accounts                                 30,166         285       1.89           27,493         261        1.90
  Money market accounts                        54,647         962       3.52           42,569         705        3.31
  Certificate of deposit accounts             411,217      11,722       5.70          376,045      10,150        5.40
  Mortgagors' escrow deposits                  13,775          33       0.48           14,376          36        0.50
  Borrowed funds                              504,863      15,242       6.04          458,305      13,954        6.09
                                         -------------------------------------   --------------------------------------
        Total interest-bearing liabilities  1,201,259      30,159       5.02        1,111,018      27,086        4.88
                                                     -------------------------               --------------------------
Other liabilities                              42,305                                  34,526
                                         ------------                            ------------
        Total liabilities                   1,243,564                               1,145,544
Equity                                        127,402                                 116,317
                                         ------------                            ------------
        Total liabilities and equity       $1,370,966                              $1,261,861
                                         ============                            ============

Net interest income/Interest rate spread                  $20,119       2.80%                     $20,343        2.96%
                                                     =========================               ==========================

Net interest-earning assets /
    Net interest margin                       $83,837                   3.13%         $98,965                    3.36%
                                         ============            =============   ============             =============

Ratio of interest-earning assets to
    interest-bearing liabilities                                        1.07X                                    1.09X
                                                                 =============                            =============

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

                                                  Six Months Ended
                                    -------------------------------------------
(In thousands)                            June 30, 2001           June 30, 2000
-------------------------------------------------------------------------------

MORTGAGE LOANS
--------------
At beginning of period                         $985,953                $876,984

Mortgage loans originated:
  One-to-four family                             45,738                  44,750
  Cooperative                                       136                      65
  Multi-family real estate                       28,084                  36,995
  Commercial real estate                         40,271                  25,002
  Construction                                    3,375                   2,325
                                          -------------           -------------
     Total mortgage loans originated            117,604                 109,137
                                          -------------           -------------

Acquired loans:
  Loans purchased                                   876                  13,640
                                          -------------           -------------
     Total acquired loans                           876                  13,640
                                          -------------           -------------

Less:
  Principal and other reductions                 57,898                  42,827
  Mortgage loan foreclosures                         47                     182

                                          -------------           -------------
At end of period                             $1,046,488                $956,752
                                          =============           =============

OTHER LOANS
-----------
At beginning of period                           $6,548                  $5,748

Other loans originated:
  Small Business Administration                   2,115                   2,138
  Small business loans                              336                     185
  Other loans                                     1,013                     925
                                          -------------           -------------
     Total other loans originated                 3,464                   3,248
                                          -------------           -------------

Less:
  Sales                                             656                      --
  Principal and other reductions                  2,271                   1,598

                                          -------------           -------------
At end of period                                 $7,085                  $7,398
                                          =============           =============

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

(Dollars in thousands)                        June 30, 2001   December 31, 2000
-------------------------------------------------------------------------------

Non-accrual mortgage loans                          $1,675            $1,492
Other non-accrual loans                                118               126
                                              ------------      ------------
          Total non-accrual loans                    1,793             1,618

Mortgage loans 90 days or more delinquent
     and still accruing                                 --                --
Other loans 90 days or more delinquent
     and still accruing                                 --                --
                                              ------------      ------------
          Total non-performing loans                 1,793             1,618

Real estate owned (foreclosed real estate)              --                44
                                              ------------      ------------
          Total non-performing assets               $1,793            $1,662
                                              ============      ============

Non-performing loans to gross loans                   0.17%             0.16%
Non-performing assets to total assets                 0.13%             0.12%

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

The Company has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Company's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company's staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge- offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the loan loss reserves on a quarterly basis.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

                                                                                 Six Months Ended
                                                           -------------------------------------------------------------
(Dollars in thousands)                                            June 30, 2001                      June 30, 2000
------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                 $6,721                             $6,818
Provision for loan losses                                                          --                                 --

Loans charged-off:
    One-to-four family                                                              1                                  3
    Co-operative                                                                   --                                 --
    Multi-family                                                                    2                                 --
    Commercial                                                                     --                                 --
    Construction                                                                   --                                 --
    Other                                                                          82                                 95
          Total loans charged-off                                                  85                                 98
                                                           --------------------------         --------------------------

Recoveries:
    Mortgage loans                                                                  5                                 --
    Other loans                                                                     7                                 --
          Total recoveries                                                         12                                 --

                                                           --------------------------         --------------------------
Balance at end of period                                                       $6,648                             $6,720
                                                           ==========================         ==========================

Ratio of net charge-offs during the year to
    average loans outstanding during the period                                 0.01%                              0.01%
Ratio of allowance for loan losses to loans at end of period                    0.63%                              0.70%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                                   370.73%                            303.04%
Ratio of allowance for loan losses to non-performing
    loans at end of period                                                    370.73%                            331.66%

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 22, 2001, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.

                                                 For            Against         Abstain        Broker Non-Votes
                                            -------------  -----------------  -----------  ------------------------
Election of Directors (three directors
were elected to serve until the 2004
Annual Meeting of Stockholders and
until their successors are elected and
qualified).
          Gerard P. Tully, Sr.                  7,295,326                         819,985
          James D. Bennett                      7,295,359                         819,952
          Vincent F. Nicolosi                   7,283,703                         831,608

Approval of certain amendments to the
Company's 1996 Restricted Stock                 6,338,879        1,720,126         56,304                2
Incentive Plan.

Approval of certain amendments to the
Company's 1996 Stock Option                     6,396,662        1,662,231         56,416                2
Incentive Plan.

Ratification of appointment of                  8,034,777           60,907         19,627
PricewaterhouseCoopers LLP as the
independent auditors of the Company

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 5.     OTHER INFORMATION.

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBIT.

None

b)   REPORTS ON FORM 8-K.

On July 18, 2001, the Company filed Form 8-K to report that the Board of Directors of the Company approved a three-for-two stock split in the form of a 50% stock dividend, payable on August 30, 2001. Stockholders will receive one additional share for every two shares of the Company common stock held on the record date, August 10, 2001. Cash will be paid in lieu of fractional shares.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Flushing Financial Corporation,

Dated: August 1, 2001                  By:  /s/ Michael J. Hegarty
      ---------------                     -------------------------------------
                                          Michael J. Hegarty
                                          President and Chief Executive Officer

Dated: August 1, 2001                  By:  /s/ Monica C. Passick
      ---------------                     -------------------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer