Form 10-Q
period 2001-09-30
FLUSHING FINANCIAL CORP
filed 2001-11-01
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
__X__Yes ______No

The number of shares of the registrant's Common Stock outstanding as of October 25, 2001 was 13,612,363.

TABLE OF CONTENTS

                                                                           PAGE

PART I  --  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................    7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .......   20

PART II.  --  OTHER INFORMATION

i

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except  share data)                                      September 30, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
------
Cash and due from banks                                                                  $ 13,684             $ 10,235
Federal funds sold and overnight interest-earning deposits                                 12,500               11,758
Securities available for sale:
    Mortgage-backed securities                                                            247,146              238,626
    Other securities                                                                       15,377               16,594
Loans:
    1-4 Family residential mortgage loans                                                 483,827              467,784
    Multi-family mortgage loans                                                           358,620              334,307
    Commercial real estate loans                                                          207,836              167,549
    Co-operative apartment loans                                                            6,923                8,009
    Construction loans                                                                      9,645                8,304
    Small Business Administration loans                                                     3,573                2,844
    Consumer and other loans                                                                2,869                3,704
    Net unamortized premiums and unearned loan fees                                           834                  579
    Allowance for loan losses                                                              (6,601)              (6,721)
                                                                                ------------------   ------------------
         Net loans                                                                      1,067,526              986,359
Interest and dividends receivable                                                           8,029                7,724
Real estate owned, net                                                                        --                    44
Bank premises and equipment, net                                                            5,727                6,311
Federal Home Loan Bank of New York stock                                                   25,422               24,932
Goodwill                                                                                    3,997                4,272
Other assets                                                                               30,073               31,237
                                                                                ------------------   ------------------
          Total assets                                                                $ 1,429,481          $ 1,338,092
                                                                                ==================   ==================
LIABILITIES
-----------
Due to depositors:
    Non-interest bearing                                                                 $ 26,161             $ 20,913
    Interest-bearing                                                                      738,638              661,145
Mortgagors' escrow deposits                                                                13,435                7,753
Borrowed funds                                                                            503,918              508,839
Other liabilities                                                                          14,030               12,705
                                                                                ------------------   ------------------
          Total liabilities                                                             1,296,182            1,211,355
                                                                                ------------------   ------------------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                                --                   --
Common stock ($0.01 par value; 20,000,000 shares authorized; 13,852,063 and 15,991,638(1) shares issued at September 30, 2001 and December
    31, 2000, respectively; 13,609,363 and 13,907,881(1) shares outstanding at
    September 30, 2001 and December 31, 2000, respectively)                                   139                  114
Additional paid-in capital                                                                 44,745               76,396
Treasury stock, at average cost (242,700 and 2,083,757 shares
    at September 30, 2001 and December 31, 2000, respectively)                             (3,687)             (31,755)
Unearned compensation                                                                      (8,003)              (7,781)
Retained earnings                                                                          96,996               89,896
Accumulated other comprehensive income, net of taxes                                        3,109                 (133)
                                                                                ------------------   ------------------
          Total stockholders' equity                                                      133,299              126,737
                                                                                ------------------   ------------------
          Total liabilities and stockholders' equity                                  $ 1,429,481          $ 1,338,092
                                                                                ==================   ==================

(1) Adjusted to reflect the three-for-two split of the Company's common stock paid in the form of a dividend on August 30, 2001.

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
--------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
INTEREST AND DIVIDEND INCOME
----------------------------

Interest and fees on loans                                             $ 21,368      $ 19,795      $ 62,750      $ 56,714
Interest and dividends on securities:
    Interest                                                              3,960         4,801        11,838        14,858
    Dividends                                                                51            66           163           199
Other interest income                                                       204           148         1,110           468
                                                                    ------------  ------------  ------------  ------------
          Total interest and dividend income                             25,583        24,810        75,861        72,239
                                                                    ------------  ------------  ------------  ------------
INTEREST EXPENSE
----------------
Deposits                                                                  7,507         7,077        22,424        20,209
Other interest expense                                                    7,535         7,786        22,777        21,740
                                                                    ------------  ------------  ------------  ------------
          Total interest expense                                         15,042        14,863        45,201        41,949
                                                                    ------------  ------------  ------------  ------------
NET INTEREST INCOME                                                      10,541         9,947        30,660        30,290
Provision for loan losses                                                   --            --            --            --
                                                                    ------------  ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      10,541         9,947        30,660        30,290
                                                                    ------------  ------------  ------------  ------------
NON-INTEREST INCOME
-------------------
Other fee income                                                            496           443         1,680         1,455
Net gain (loss) on sales of securities and loans                             36          (718)          254          (682)
Other income                                                                768           539         2,707         1,532
                                                                    ------------  ------------  ------------  ------------
          Total non-interest income                                       1,300           264         4,641         2,305
                                                                    ------------  ------------  ------------  ------------
NON-INTEREST EXPENSE
--------------------
Salaries and employee benefits                                            3,128         3,149         9,419         9,182
Occupancy and equipment                                                     581           587         1,733         1,633
Professional services                                                       566           569         1,647         1,740
Data processing                                                             300           311           947           952
Depreciation and amortization                                               264           279           803           809
Other operating expenses                                                  1,100         1,118         3,341         3,395
                                                                    ------------  ------------  ------------  ------------
          Total non-interest expense                                      5,939         6,013        17,890        17,711
                                                                    ------------  ------------  ------------  ------------
INCOME BEFORE INCOME TAXES                                                5,902         4,198        17,411        14,884
                                                                    ------------  ------------  ------------  ------------
PROVISION FOR INCOME TAXES
--------------------------
Federal                                                                   1,782         1,332         5,264         4,585
State and local                                                             402           264         1,178         1,072
                                                                    ------------  ------------  ------------  ------------
          Total taxes                                                     2,184         1,596         6,442         5,657
                                                                    ------------  ------------  ------------  ------------
NET INCOME                                                              $ 3,718       $ 2,602      $ 10,969       $ 9,227
                                                                    ============  ============  ============  ============
OTHER COMPREHENSIVE INCOME, NET OF TAX
--------------------------------------
Unrealized (losses) gains on securities:
    Unrealized holding gains arising during period                      $ 2,310       $ 1,562       $ 3,301       $ 2,075
    Less: reclassification adjustments for gains(losses)
          included in net income                                              3           446           (59)          446
                                                                    ------------  ------------  ------------  ------------
          Net unrealized holding gains                                    2,313         2,008         3,242         2,521
                                                                    ------------  ------------  ------------  ------------
Comprehensive net income                                                $ 6,031       $ 4,610      $ 14,211      $ 11,748
                                                                    ============  ============  ============  ============

Basic earnings per share (1)                                              $0.30         $0.21         $0.89         $0.73
Diluted earnings per share (1)                                            $0.29         $0.20         $0.86         $0.72

(1) 2000 per share information is restated to reflect the three-for-two split of the Company's common stock paid in the form of a dividend on August 30, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                        For the nine months ended
                                                                                              September 30,
                                                                                ---------------------------------------
(In thousands)                                                                          2001                 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
OPERATING ACTIVITIES
--------------------
Net income                                                                              $ 10,969              $ 9,227
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                               --                   --
     Depreciation and amortization of bank premises and equipment                            803                  809
     Amortization of goodwill                                                                275                  275
     Net (gain) loss on sales of securities                                                  (94)                 719
     Net gain on sales of  loans                                                            (160)                 (37)
     Net gain on sales of real estate owned                                                  (11)                (126)
     Amortization of unearned premium, net of accretion of unearned discount                 797                  988
     Amortization of deferred income                                                        (279)                (539)
     Deferred income tax provision                                                           123                  185
     Deferred compensation                                                                   350                  155
Net increase (decrease) in other assets and liabilities                                       45               (2,406)
Unearned compensation                                                                        973                1,123
                                                                                ------------------   ------------------
          Net cash provided by operating activities                                       13,791               10,373
                                                                                ------------------   ------------------
INVESTING ACTIVITIES
--------------------
Purchases of bank premises and equipment                                                    (219)              (1,075)
Purchases of Federal Home Loan Bank shares                                                  (490)              (2,340)
Purchases of securities available for sale                                              (113,928)             (12,274)
Proceeds from sales and calls of securities available for sale                            38,595               20,173
Proceeds from maturities and prepayments of securities available for sale                 73,481               27,021
Net originations and repayment of loans                                                  (80,049)             (85,197)
Purchases of loans                                                                          (887)             (15,631)
Purchase of Bank Owned Life Insurance                                                        --               (20,000)
Proceeds from sales of real estate owned                                                     106                  494
                                                                                ------------------   ------------------
          Net cash used by investing activities                                          (83,391)             (88,829)
                                                                                ------------------   ------------------
FINANCING ACTIVITIES
--------------------
Net increase (decrease) in non-interest bearing deposits                                   5,248                 (600)
Net increase in interest-bearing deposits                                                 77,493               17,624
Net increase in mortgagors' escrow deposits                                                5,682                1,065
Net increase (decrease) in short-term borrowed funds                                     (14,232)               7,202
Proceeds from long-term borrowed funds                                                    78,000               99,900
Repayment of long-term borrowed funds                                                    (68,689)             (60,239)
Purchases of treasury stock, net                                                          (6,866)              (5,431)
Cash paid in lieu of fractional shares resulting from stock split                             (2)                 --
Cash dividends paid                                                                       (2,843)              (2,578)
                                                                                ------------------   ------------------
          Net cash provided by financing activities                                       73,791               56,943
                                                                                ------------------   ------------------
Net increase (decrease) in cash and cash equivalents                                       4,191              (21,513)
Cash and cash equivalents, beginning of period                                            21,993               34,934
                                                                                ------------------   ------------------
         Cash and cash equivalents, end of period                                       $ 26,184             $ 13,421
                                                                                ==================   ==================

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------
Interest paid                                                                           $ 45,006             $ 41,129
Income taxes paid                                                                          4,892                6,189

Non-cash activities:
   Loans transferred through foreclosure of a related mortgage
     loan to real estate owned                                                                47                  236

The accompanying notes are an integral part of these consolidated financial statements.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)

                                                                                For the nine months ended
(In thousands, except share data)                                                   September 30, 2001
---------------------------------------------------------------------------------------------------------

COMMON STOCK
------------
Balance, beginning of period                                                                      $ 114
Stock dividend (4,617,270 shares; 2,120,885 shares funded from Treasury)                             25
                                                                                -------------------------
         Balance, end of period                                                                   $ 139
                                                                                =========================

ADDITIONAL PAID-IN CAPITAL
--------------------------
Balance, beginning of period                                                                   $ 76,396
Stock dividend (2,120,885 common shares)                                                        (33,167)
Cash paid in lieu of 127 fractional shares resulting from stock split                                (2)
Award of shares released from Employee Benefit Trust (3,846 common shares)                           35
Restricted stock awards (77,175 common shares)                                                      389
Options exercised (8,250 common shares)                                                               5
Tax benefit of unearned compensation                                                              1,089
                                                                                -------------------------
         Balance, end of period                                                                $ 44,745
                                                                                =========================

TREASURY STOCK
--------------
Balance, beginning of period                                                                  $ (31,755)
Stock dividend (2,120,885 common shares)                                                         33,142
Purchases of common shares outstanding (474,950 common shares)                                   (7,958)
Repurchase of restricted stock awards (22,928 common shares)                                       (505)
Restricted stock awards (51,450 common shares)                                                      797
Forfeiture of restricted stock awards (1,400 common shares)                                         (26)
Options exercised (168,000 common shares)                                                         2,618
                                                                                -------------------------
         Balance, end of period                                                                $ (3,687)
                                                                                =========================

UNEARNED COMPENSATION
---------------------
Balance, beginning of period                                                                   $ (7,781)
Restricted stock award expense                                                                      649
Restricted stock awards (77,175 common shares)                                                   (1,186)
Forfeiture of restricted stock awards (2,100 common shares)                                          26
Release of shares from Employee Benefit Trust (56,676 common shares)                                289
                                                                                -------------------------
         Balance, end of period                                                                $ (8,003)
                                                                                =========================

RETAINED EARNINGS
-----------------
Balance, beginning of period                                                                   $ 89,896
Net income                                                                                       10,969
Options exercised (203,725 common shares)                                                        (1,026)
Cash dividends declared and paid                                                                 (2,843)
                                                                                -------------------------
         Balance, end of period                                                                $ 96,996
                                                                                =========================

ACCUMULATED OTHER COMPREHENSIVE INCOME
--------------------------------------
Balance, beginning of period                                                                     $ (133)
Change in net unrealized gain, net of taxes of approximately $2,798 on
     securities available for sale                                                                3,301
Less: Reclassification adjustment for gains included in net income, net of
     taxes of approximately $35                                                                     (59)
                                                                                -------------------------
         Balance, end of period                                                                 $ 3,109
                                                                                =========================

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

3. Earnings Per Share

Basic earnings per share for the three- and nine-month periods ended September 30, 2001 and 2000 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the respective periods. Earnings per share has been computed based on the following:

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                               -----------------------   ------------------------
(Amounts in thousands, except per share data)                      2001        2000          2001         2000
--------------------------------------------------------------------------------------------------------------------------

Net income                                                        $3,718      $2,602        $10,969      $9,227
Divided by:
     Weighted average common shares outstanding                   12,316      12,505         12,321      12,618
     Weighted average common stock equivalents                       566         269            484         219
Total weighted average common shares n common stock equivalents   12,882      12,774         12,805      12,837
Basic earnings per share                                           $0.30       $0.21          $0.89       $0.73
Diluted earnings per share                                         $0.29       $0.20          $0.86       $0.72
Dividends per share                                                $0.08       $0.07          $0.23       $0.20
Dividend payout ratio                                              26.67%      33.33%         25.84%      27.40%

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Stock Split

On July 17, 2001, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, payable on August 30, 2001. Each shareholder received one additional share for every two shares of the Company's common stock held at the record date, August 10, 2001. Cash was paid in lieu of fractional shares. All historical share and per share amounts reported in this Form 10-Q have been restated to reflect the three-for-two stock split paid on August 30, 2001.

5. Recent Accounting Pronouncements

In June 2001, FASB issued SFAS No. 141, "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. The Statement requires that all business combinations be accounted for by a single method - the purchase method. The Statement also requires separate recognition of intangible assets that can be identified and named as assets apart from goodwill. The Statement further requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet captions. This Statement has not had an impact on the Company's financial position or results of operations.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. The Statement changes the approach to how goodwill and other intangible assets are accounted for subsequent to their recognition. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will be amortized over their useful lives. The Statement provides specific guidance on testing intangible assets that will not be amortized for impairment. During 2002, the Company will perform the required impairment test for goodwill recorded in connection with its purchase of New York Federal Savings Bank in 1997. As of January 1, 2002, this goodwill will have a remaining balance of $3.9 million. Amortization expense related to goodwill was $0.3 million for the nine months ended September 30, 2001 and $0.4 million for the year ended December 31, 2000. The effect of this test on the Company's financial position and results of operations has not been determined.

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

The Company's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company's interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

On July 17, 2001, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, payable on August 30, 2001. Each shareholder received one additional share for every two shares of the Company's common stock held at the record date, August 10, 2001. Cash was paid in lieu of fractional shares. All historical share and per share amounts reported in this Form 10-Q have been restated to reflect the three-for-two stock split paid on August 30, 2001.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

General. Diluted earnings per share increased 45.0% to $0.29 for the three months ended September 30, 2001 from $0.20 for the three months ended September 30, 2000. Net income increased $1.1 million, or 42.9%, to $3.7 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000. The return on average assets for the three months ended September 30, 2001 increased to 1.05% from 0.79% for the three months ended September 30, 2000, while the return on average equity for the three months ended September 30, 2001 increased to 11.34% from 8.73% for the three months ended September 30, 2000.

The three months ended September 30, 2000 included the sale of approximately $20.7 million of mortgage-backed securities, which resulted in an after tax loss of $445,000. The proceeds of this sale were used to purchase $20.0 million of Bank Owned Life Insurance ("BOLI"), which has been included in Other Assets in the Consolidated Statements of Financial Condition. The purchase of BOLI allows the company to recover a substantial portion of the Company's employee benefit costs. The tax advantages of BOLI were immediately accretive to earnings, and allowed the Company to recover this loss within one year. Excluding this loss on sale of securities, net income for the three months ended September 30, 2000 would have been $3.0 million, or $0.24 per diluted share.

Interest Income. Total interest and dividend income increased $0.8 million, or 3.1%, to $25.6 million for the three months ended September 30, 2001 from $24.8 million for the three months ended September 30, 2000. This increase was primarily the result of a $70.9 million increase in the average balance of interest-earning assets for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The average balance of mortgage loans, net, and interest-earning deposits increased $86.1 million and $14.3 million, respectively, for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. These increases were partially offset by a $29.0 million decrease in the average balance of mortgage-backed securities for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease in the average balance of mortgage-backed securities reflects the sale in the third quarter of 2000 of lower-yielding mortgage-backed securities and the reinvestment of $20.0 million in BOLI. The investment in BOLI is included in Other Assets in the Consolidated Statement of Financial Condition. The yield on interest-earning assets declined 19 basis points to 7.70% for the three months ended September 30, 2001 from 7.89% for the three months ended September 30, 2000. This decrease is primarily due to the declining interest rate environment experienced during the current year, as the yields on short term and adjustable rate investments declined. These declines were partially offset by the increase in the average balance of the higher yielding mortgage loan portfolio.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense. Interest expense increased $0.2 million, or 1.2%, to $15.1 million for the three months ended September 30, 2001 from $14.9 million for the three months ended September 30, 2000, primarily due to an $81.3 million increase in the average balance of interest-bearing liabilities. This increase was partially offset by a 27 basis point decrease in the average cost of interest-bearing liabilities to 4.84% in the three months ended September 30, 2001 from 5.11% in the three months ended September 30, 2000. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the current year, coupled with an increase in the average balance of lower costing core deposits. This marks the third consecutive quarter that the cost of funds has declined.

Net Interest Income. For the three months ended September 30, 2001, net interest income increased $0.6 million, or 6.0%, to $10.5 million from $9.9 million in the three months ended September 30, 2000. This increase in net interest income is primarily due to an eight basis point increase in the net interest spread and a $70.9 million increase in average interest-earning assets. Net interest income was negatively impacted by the sale of mortgage-backed securities in the third quarter of 2000 and the reinvestment of the proceeds in $20.0 million of BOLI. The investment in BOLI is included in Other Assets, and the income on BOLI is included in Other Income. The income on BOLI amounted to $0.3 million for the quarter ended September 30, 2001. Partially as a result of the shifting of $20.0 million of assets from interest-earning assets to Other Assets, interest-earning assets exceeded interest-bearing liabilities by $84.6 million in the quarter ended September 30, 2001 as compared to $95.0 million in the quarter ended September 30, 2000. As a result, despite the eight basis point increase in the net interest spread, the net interest margin increased only one basis point to 3.17% in the 2001 third quarter from 3.16% in the comparable 2000 quarter.

Provision for Loan Losses. There was no provision for loan losses for the three-month periods ended September 30, 2001 or 2000. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see "Financial Condition - Assets"), its analysis of specific loan situations, and the size and composition of the loan portfolio.

Non-Interest Income. Total non-interest income increased by $1.0 million to $1.3 million for the three months ended September 30, 2001 from $0.3 million for the three months ended September 30, 2000. The increase is due to net gains on the sale of securities and loans of $36,000 in the quarter ended September 30, 2001 as compared to net losses on the sale of securities and loans of $0.7 million in the quarter ended September 30, 2000, the income earned on BOLI, and higher fee income from loan fees and banking services.

Non-Interest Expense. Non-interest expense was $5.9 million for the three months ended September 30, 2001, a decrease of $0.1 million, as compared to $6.0 million for the three months ended September 30, 2000. Management continues to monitor expenditures resulting in efficiency ratios of 49.4% and 54.1% for the three months ended September 30, 2001 and 2000, respectively.

Income before Income Taxes. Total income before the provision for income taxes increased $1.7 million, or 40.6%, to $5.9 million for the three months ended September 30, 2001 as compared to $4.2 million for the three months ended September 30, 2000, for the reasons stated above.

Provision For Income Taxes. Income tax expense increased $0.6 million to $2.2 million for the three months ended September 30, 2001 as compared to $1.6 million for the three months ended September 30, 2000. This increase is due to the $1.7 million increase in income before taxes.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

General. Diluted earnings per share increased 19.4% to $0.86 for the nine months ended September 30, 2001 from $0.72 for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 increased $1.8 million, or 18.9%, to $11.0 million from the $9.2 million reported for the nine months ended September 30, 2000. The return on average assets for the nine months ended September 30, 2001 increased to 1.05% from 0.96% for the nine months ended September 30, 2000, while the return on average equity for the nine months ended September 30, 2001 increased to 11.37% from 10.49% for the nine months ended September 30, 2000.

The nine months ended September 30, 2000 includes the previously mentioned loss on sale of mortgage-backed securities, resulting in an after tax loss of $445,000. Excluding this loss on sale of securities, net income for the nine months ended September 30, 2000 would have been $9.7 million, or $0.75 per diluted share. Interest Income. Total interest and dividend income increased $3.6 million, or 5.0%, to $75.8 million for the nine months ended September 30, 2001 from $72.2 million for the nine months ended September 30, 2000. This increase was primarily the result of a $73.8 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The average balance of mortgage loans, net, and interest-earning deposits increased $96.5 million and $22.3 million, respectively, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. These increases were partially offset by a $44.6 million decrease in the average balance of mortgage-backed securities for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in the average balance of mortgage-backed securities reflects the above mentioned sale in the third quarter of 2000 of lower-yielding mortgage-backed securities and the reinvestment of $20.0 million in BOLI. The yield on interest-earning assets declined eight basis points to 7.78% for the nine months ended September 30, 2001 from 7.86% for the nine months ended September 30, 2000. An increase of three basis points in the yield on mortgage loans was offset by declines in the yield on mortgage-backed and other securities and interest-earning deposits.

Interest Expense. Interest expense increased $3.2 million, or 7.8%, to $45.2 million for the nine months ended September 30, 2001 from $42.0 million for the nine months ended September 30, 2000. This increase was the result of a $87.3 million increase in the average balance of interest-bearing liabilities for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The weighted average cost of interest-bearing liabilities was 4.96% for the nine months ended September 30, 2001, the same as for the nine months ended September 30, 2000.

Net Interest Income. For the nine months ended September 30, 2001, net interest income increased $0.4 million, or 1.2%, to $30.7 million from $30.3 million in the nine months ended September 30, 2000. This increase in net interest income is primarily due to a $73.8 million increase in the average balance of interest-earning assets. Net interest income was negatively impacted by the sale of mortgage-backed securities in the third quarter of 2000 and the reinvestment of the proceeds in $20.0 million of BOLI. The investment in BOLI is included in Other Assets, and the income on BOLI is included in Other Income. The income on BOLI amounted to $1.0 million for the nine months ended September 30, 2001. The net interest margin declined 14 basis points to 3.15% for the nine months ended September 30, 2001 from 3.29% for the nine months ended September 30, 2000.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for the nine-month periods ended September 30, 2001 or 2000. The level of the allowance for loan losses reflects the Bank's evaluation of current economic conditions, the overall trend of non-performing loans in the loan portfolio (see "Financial Condition - Assets"), its analysis of specific loan situations, and the size and composition of the loan portfolio.

Non-Interest Income. Total non-interest income increased $2.3 million to $4.6 million for the nine months ended September 30, 2001 from $2.3 million for the nine months ended September 30, 2000. The increase is due to net gains on the sale of securities and loans of $0.3 million for the nine months ended September 30, 2001 as compared to net losses on the sale of securities and loans of $0.7 million for the nine months ended September 30, 2000, the income earned on BOLI, and higher fee income from loan fees and banking services.

Non-Interest Expense. Non-interest expense increased by $0.2 million, or 1.0%, to $17.9 million for the nine months ended September 30, 2001 as compared to $17.7 million for the nine months ended September 30, 2000. Management continues to monitor expenditures resulting in efficiency ratios of 50.7% and 52.7% for the nine months ended September 30, 2001 and 2000, respectively.

Income before Income Taxes. Total income before the provision for income taxes increased $2.5 million, or 17.0%, to $17.4 million for the nine months ended September 30, 2001 as compared to $14.9 million for the nine months ended September 30, 2000 for the reasons stated above.

Provision For Income Taxes. Income tax expense increased $0.7 million to $6.4 million for the nine months ended September 30, 2001 as compared to $5.7 million for the nine months ended September 30, 2000. This increase is due to the $2.5 million increase in income before taxes.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2001 were $1.43 billion, a $91.4 million increase from December 31, 2000. During the nine months ended September 30, 2001, loan originations and purchases were $67.6 million for 1-4 family residential mortgage loans, $45.1 million for multi-family real estate loans, $50.8 million for commercial real estate loans and $4.6 million in construction loans. During the nine months ended September 30, 2000, loan originations and purchases were $80.8 million for 1-4 family residential mortgage loans, $46.4 million for multi-family real estate loans, $33.4 million for commercial real estate loans and $4.5 million in construction loans. Total loans, net, increased $81.1 million during the nine months ended September 30, 2001 to $1,067.5 million from $986.4 million at December 31, 2000.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.6 million at September 30, 2001 as compared to $1.7 million at December 31, 2000 and $1.4 million at September 30, 2000. Total non-performing assets as a percentage of total assets were 0.18% at September 30, 2001 as compared to 0.12% at December 31, 2000 and 0.11% at September 30, 2000. The ratio of allowance for loan losses to total non-performing loans was 254% at September 30, 2001 as compared to 415% at December 31, 2000 and 571% at September 30, 2000.

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liabilities. Total liabilities increased $84.8 million to $1.30 billion at September 30, 2001 from $1.21 billion at December 31, 2000. Due to depositors increased $82.7 million as certificate of deposit accounts increased $25.7 million while lower costing core deposits, primarily money market deposit accounts, increased $57.0 million. Equity. Total stockholders' equity increased $6.6 million to $133.3 million at September 30, 2001 from $126.7 million at December 31, 2000. The increase is primarily due to $11.0 million in net income for the nine months ended September 30, 2001, an improvement of $3.2 million in the net unrealized gain in the market value of securities available for sale, and $2.3 million from the exercise of stock options, partially offset by $8.0 million in treasury shares purchased through the Company's stock repurchase plans and $2.8 million in cash dividends paid during the nine month period. Quarterly dividends per share were increased to $0.08 per share for the third quarter of 2001 from $0.07 per share in the second quarter of 2001. Book value per share improved to $9.79 per share at September 30, 2001 from $9.11 per share at December 31, 2000 and $8.78 at September 30, 2000.

Under its stock repurchase program, the Company repurchased 475,000 shares for the nine months ended September 30, 2001, leaving 17,000 shares to be repurchased under the eighth stock repurchase program. On October 16, 2001, the Company's Board of Directors approved the ninth stock repurchase program, authorizing the repurchase of 700,000 shares.

Cash flow. During the nine months ended September 30, 2001, funds provided by the Company's operating activities amounted to $13.8 million. These funds, together with $73.8 million provided by financing activities, were utilized to fund net investing activities of $83.4 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the nine months ended September 30, 2001, the net total of loan originations less loan repayments was $80.0 million, and the total amount of real estate loans purchased was $0.9 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 2001, the Company purchased a total of $113.9 million in securities available for sale. Funds for investment were also provided by $73.5 million in maturities and prepayments of securities available for sale. The Company also used funds of $8.0 million for treasury stock repurchases and $2.8 million in dividend payments during the nine months ended September 30, 2001.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2001. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

                                   Projected Percentage Change In
                            -------------------------------------------
                               Net Interest                                  Net Portfolio
Change in Interest Rate           Income           Net Portfolio Value        Value Ratio
-------------------------------------------------------------------------------------------
-300 Basis points                  1.39%                  -2.86%                   9.48%
-200 Basis points                  1.09                   -1.47                    9.81
-100 Basis points                  0.38                    0.11                   10.15
Base interest rate                  --                      --                    10.34
+100 Basis points                 -2.09                  -10.25                    9.55
+200 Basis points                 -5.85                  -29.13                    7.81
+300 Basis points                 -9.83                  -46.55                    6.10

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2001, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 2001.

(Dollars in thousands)                     Amount             Percent of Assets
-------------------------------------------------------------------------------

Tangible Capital:
     Capital level                        $118,541                   8.39%
     Requirement                            21,193                   1.50
     Excess                                 97,348                   6.89

Core Capital:
     Capital level                        $118,541                   8.39%
     Requirement                            42,385                   3.00
     Excess                                 76,156                   5.39

Risk-Based Capital:
     Capital level                        $125,142                  15.71%
     Requirement                            63,722                   8.00
     Excess                                 61,420                   7.71

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table set forth certain information relating to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the three month periods ended September 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                            For the three months ended September 30,
                                          -----------------------------------------------------------------------------
                                                          2001                                    2000
                                          -------------------------------------   -------------------------------------
(Dollars in thousands)                      Average    Interest     Average         Average     Interest     Average
                                            Balance                Yield/Cost       Balance                Yield/Cost
-----------------------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-earning assets:
    Mortgage loans, net                   $1,050,748    $21,222       8.08%         $964,618    $19,608       8.13%
    Other loans                                6,753        146       8.65             7,293        187      10.26
    Mortgage-backed securities               232,671      3,763       6.47           261,719      4,579       7.00
    Other securities                          16,410        248       6.05            16,316        288       7.06
    Interest-earning deposits and
      federal funds sold                      22,196        204       3.68             7,933        148       7.46
                                         ------------------------------------    ------------------------------------
          Total interest-earning assets    1,328,778     25,583       7.70         1,257,879     24,810       7.89
                                                     ------------------------               -------------------------
Non-interest earning assets                   87,173                                  58,900
                                         ------------                            ------------
          Total assets                    $1,415,951                              $1,316,779
                                         ============                            ============
LIABILITIES AND EQUITY
----------------------
Interest-bearing liabilities:
       Passbook accounts                    $189,297        957       2.02          $188,285        979       2.08
       NOW accounts                           30,776        133       1.73            27,959        132       1.89
       Money market accounts                  83,814        746       3.56            43,572        372       3.42
       Certificate of deposit accounts       417,736      5,654       5.41           391,879      5,566       5.68
       Mortgagors' escrow deposits            11,940         17       0.57            11,908         28       0.94
       Borrowed funds                        510,600      7,535       5.90           499,280      7,786       6.24
                                         -------------------------------------   -------------------------------------
          Total interest-bearing
            liabilities                    1,244,163     15,042       4.84         1,162,883     14,863       5.11
                                                     -------------------------               -------------------------
Other liabilities                             40,667                                  34,672
                                         ------------                            ------------
          Total liabilities                1,284,830                               1,197,555
Equity                                       131,121                                 119,224
                                         ------------                            ------------
          Total liabilities and equity    $1,415,951                              $1,316,779
                                         ============                            ============
Net interest income/Interest rate spread                $10,541       2.86%                      $9,947       2.78%
                                                     =========================               =========================
Net interest-earning assets /
    Net interest margin                      $84,615                  3.17%          $94,996                  3.16%
                                         ============            =============   ============             ============
Ratio of interest-earning assets to
    interest-bearing liabilities                                      1.07X                                   1.08X
                                                                 =============                            ============

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

The following tables set forth certain information relating to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Operations for the nine month periods ended September 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

                                                            For the nine months ended September 30,
                                          -----------------------------------------------------------------------------
                                                          2001                                    2000
                                          -------------------------------------   -------------------------------------
(Dollars in thousands)                      Average    Interest     Average         Average     Interest     Average
                                            Balance                Yield/Cost       Balance                Yield/Cost
-----------------------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-earning assets:
    Mortgage loans, net                   $1,020,475    $62,328       8.14%         $923,979    $56,210       8.11%
    Other loans                                6,272        422       8.97             6,548        504      10.26
    Mortgage-backed securities               225,642     11,214       6.63           270,261     14,194       7.00
    Other securities                          16,218        787       6.47            16,317        863       7.05
    Interest-earning deposits and
      federal funds sold                      31,209      1,110       4.74             8,958        468       6.97
                                         -------------------------------------   -------------------------------------
          Total interest-earning assets    1,299,816     75,861       7.78         1,226,063     72,239       7.86
                                                     -------------------------               -------------------------
Non-interest earning assets                   86,796                                  54,237
                                         ------------                            ------------
          Total assets                    $1,386,612                              $1,280,300
                                         ============                            ============
LIABILITIES AND EQUITY
----------------------
Interest-bearing liabilities:
       Passbook accounts                    $187,503      2,872       2.04          $190,906      2,959       2.07
       NOW accounts                           30,371        418       1.84            27,649        393       1.90
       Money market accounts                  64,476      1,708       3.53            42,906      1,077       3.35
       Certificate of deposit accounts       413,414     17,376       5.60           381,362     15,716       5.49
       Mortgagors' escrow deposits            13,157         50       0.51            13,548         64       0.63
       Borrowed funds                        506,796     22,777       5.99           472,063     21,740       6.14
                                         -------------------------------------   -------------------------------------
          Total interest-bearing
            liabilities                    1,215,717     45,201       4.96         1,128,434     41,949       4.96
                                                     -------------------------               -------------------------
Other liabilities                             42,240                                  34,573
                                         ------------                            ------------
          Total liabilities                1,257,957                               1,163,007
Equity                                       128,655                                 117,293
                                         ------------                            ------------
          Total liabilities and equity    $1,386,612                              $1,280,300
                                         ============                            ============
Net interest income/Interest rate spread                $30,660       2.82%                     $30,290       2.90%
                                                     =========================               =========================
Net interest-earning assets /
    Net interest margin                      $84,099                  3.15%          $97,629                  3.29%
                                         ============            =============   ============             ============
Ratio of interest-earning assets to
    interest-bearing liabilities                                      1.07X                                   1.09X
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

                                                     Nine Months Ended
                                          --------------------------------------
(In thousands)                            September 30, 2001  September 30, 2000
--------------------------------------------------------------------------------
MORTGAGE LOANS
--------------
At beginning of period                          $985,953           $876,984
Mortgage loans originated:
    One-to-four family                            66,588             65,107
    Cooperative                                      136                185
    Multi-family real estate                      45,107             46,408
    Commercial real estate                        50,804             33,368
    Construction                                   4,555              4,504
                                          ------------------  ------------------
          Total mortgage loans originated        167,190            149,572
                                          ------------------  ------------------
Acquired loans:
    Loans purchased                                  876             15,508
                                          ------------------  ------------------
          Total acquired loans                       876             15,508
                                          ------------------  ------------------
Less:
    Principal and other reductions                87,121             65,498
    Mortgage loan foreclosures                        47                226

                                          ------------------  ------------------
At end of period                              $1,066,851           $976,340
                                          ==================  ==================

OTHER LOANS
-----------
At beginning of period                            $6,548             $5,748

Other loans originated:
    Small Business Administration                  2,568              2,228
    Small business loans                             438                690
    Other loans                                    1,232              1,461
                                          ------------------  ------------------
           Total other loans originated            4,238              4,379
                                          ------------------  ------------------
Less:
    Sales                                          1,348                767
    Principal and other reductions                 2,996              2,659

                                          ------------------  ------------------
At end of period                                  $6,442             $6,701
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

(Dollars in thousands)                    September 30, 2001   December 31, 2000
--------------------------------------------------------------------------------------------------------------------

Non-accrual mortgage loans                       $2,480              $1,492
Other non-accrual loans                             123                 126
                                            --------------      --------------
          Total non-accrual loans                 2,603               1,618

Mortgage loans 90 days or more delinquent
     and still accruing                             --                  --
Other loans 90 days or more delinquent
     and still accruing                             --                  --
                                            --------------      --------------
          Total non-performing loans              2,603               1,618

Real estate owned (foreclosed real estate)          --                   44

                                            --------------      --------------
          Total non-performing assets            $2,603              $1,662
                                            ==============      ==============

Non-performing loans to gross loans                0.24%               0.16%
Non-performing assets to total assets              0.18%               0.12%

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

                                                               Nine Months Ended
                                                    ---------------------------------------
(Dollars in thousands)                              September 30, 2001   September 30, 2000
-------------------------------------------------------------------------------------------

Balance at beginning of period                              $6,721              $6,818
Provision for loan losses                                      --                  --
Loans charged-off:
    One-to-four family                                           1                   3
    Co-operative                                               --                  --
    Multi-family                                                 2                 --
    Commercial                                                 --                  --
    Construction                                               --                  --
    Other                                                      130                 103
                                                     ----------------     ---------------
          Total loans charged-off                              133                 106
                                                     ----------------     ---------------
Recoveries:
    Mortgage loans                                               6                 --
    Other loans                                                  7                 --
                                                     ----------------     ---------------
          Total recoveries                                      13                 --
                                                     ----------------     ---------------
Balance at end of period                                    $6,601              $6,712
                                                     ================     ===============

Ratio of net charge-offs during the year to
    average loans outstanding during the period               0.01%               0.01%
Ratio of allowance for loan losses to
    loans at end of period                                    0.62%               0.68%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                 253.59%             475.41%
Ratio of allowance for loan losses to non-performing
    loans at end of period                                  253.59%             570.61%

PART I -- FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 16, 2001, the Company's Board of Directors approved the ninth stock repurchase program, authorizing the repurchase of 700,000 common shares, or approximately 5% of outstanding common shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBIT.

None

b) REPORTS ON FORM 8-K.

On July 18, 2001, the Company filed Form 8-K to report that the Board of Directors of the Company approved a three-for-two stock split in the form of a 50% stock dividend, payable on August 30, 2001, to stockholders of record as of August 10, 2001.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Flushing Financial Corporation,

Dated: November 1, 2001                By:  /s/ Michael J. Hegarty
      ---------------------------         -------------------------------------
                                          Michael J. Hegarty
                                          President and Chief Executive Officer

Dated: November 1, 2001                By:  /s/ Monica C. Passick
      ---------------------------         -------------------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer