Form 10-K
period 2001-12-31
FLUSHING FINANCIAL CORP
filed 2002-04-01
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $214,310,000. This figure is based on the closing price on that date on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, which was $16.90.

     The number of shares of the registrant's Common Stock outstanding as of February 28, 2002 was 13,356,496 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002 are incorporated herein by reference in
Part III.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                     PART I

Item 1. Business ............................................................................    1
             General ........................................................................    1
             Market Area and Competition ....................................................    2
             Lending Activities .............................................................    3
                     Loan Portfolio Composition .............................................    3
                     Loan Maturity and Repricing ............................................    6
                     One-to-Four Family Mortgage Lending ....................................    6
                     Home Equity Loans ......................................................    8
                     Multi-Family Lending ...................................................    8
                     Commercial Real Estate Lending .........................................    8
                     Construction Loans .....................................................    9
                     Small Business Administration Lending ..................................    9
                     Consumer and Other Lending .............................................    9
                     Loan Approval Procedures and Authority .................................    9
                     Loan Concentrations ....................................................   10
                     Loan Servicing .........................................................   10
             Asset Quality ..................................................................   10
                     Loan Collection ........................................................   10
                     Delinquent Loans and Non-performing Assets .............................   11
                     REO ....................................................................   11
             Allowance for Loan Losses ......................................................   11
             Investment Activities ..........................................................   15
                     General ................................................................   15
                     Mortgage-backed securities .............................................   16
             Sources of Funds ...............................................................   19
                     General ................................................................   19
                     Deposits ...............................................................   19
                     Borrowings .............................................................   22
             Subsidiary Activities ..........................................................   23
             Personnel ......................................................................   23
                                  RISK FACTORS
             Effect of Interest Rates .......................................................   24
             Lending Activities .............................................................   24
             Competition ....................................................................   25
             Local Economic Conditions ......................................................   25
             Legislation and Proposed Changes ...............................................   25
             Certain Anti-Takeover Provisions ...............................................   25
                        FEDERAL, STATE AND LOCAL TAXATION
             Federal Taxation ...............................................................   26
                     General ................................................................   26
                     Bad Debt Reserves ......................................................   26
                     Distributions ..........................................................   27
                     Corporate Alternative Minimum Tax ......................................   27
             State and Local Taxation .......................................................   27
                     New York State and New York City Taxation ..............................   27
                     Delaware State Taxation ................................................   28

                                   REGULATION
             General ........................................................................   28
             Holding Company Regulation .....................................................   29
             Investment Powers ..............................................................   29
             Real Estate Lending Standards ..................................................   30
             Loans-to-One Borrower Limits ...................................................   30
             Insurance of Accounts ..........................................................   30
             Qualified Thrift Lender Test ...................................................   31
             Transactions with Affiliates ...................................................   32
             Restrictions on Dividends and Capital Distributions ............................   32
             Federal Home Loan Bank System ..................................................   33
             Assessments ....................................................................   33
             Branching ......................................................................   33
             Community Reinvestment .........................................................   33
             Brokered Deposits ..............................................................   34
             Capital Requirements ...........................................................   34
                     General ................................................................   34
                     Tangible Capital Requirement ...........................................   34
                     Core Capital Requirement ...............................................   34
                     Risk-Based Requirement .................................................   35
             Federal Reserve System .........................................................   35
             Financial Reporting ............................................................   36
             Standards for Safety and Soundness .............................................   36
             Gramm-Leach-Bliley Act .........................................................   36
             USA Patriot Act ................................................................   37
             Prompt Corrective Action .......................................................   37
             Federal Securities Laws ........................................................   38
Item 2. Properties ..........................................................................   39
Item 3. Legal Proceedings ...................................................................   39
Item 4. Submission of Matters to a Vote of Security Holders .................................   39
                                     PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters ............   40
Item 6. Selected Financial Data .............................................................   40
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations   40
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .........................   40
Item 8. Financial Statements and Supplementary Data .........................................   40
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    40
                                    PART III
Item 10. Directors and Executive Officers of the Registrant .................................   41
Item 11. Executive Compensation .............................................................   41
Item 12. Security Ownership of Certain Beneficial Owners and Management .....................   41
Item 13. Certain Relationships and Related Transactions .....................................   41
                                     PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................   42
             (a) 1. Financial Statements ....................................................   42
             (a) 2. Financial Statement Schedules ...........................................   42
             (b) Reports on Form 8-K filed during the last quarter of fiscal 2001 ...........   42
             (c) Exhibits Required by Securities and Exchange Commission  Regulation S-K ....   43

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

Item 1. Business.

General

     Flushing Financial Corporation (the "Company") is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the "Bank"). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank. The Company acquired all of the stock of the Bank upon its conversion from a federal mutual savings bank to a federal stock savings bank on November 21, 1995. The primary business of the Company at this time is the operation of its wholly-owned subsidiary, the Bank. At December 31, 2001, the Company had total assets of $1.5 billion, deposits of $818.5 million and stockholders' equity of $133.4 million. Flushing Financial Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFIC".

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

     In addition to operating the Bank, the Company invests primarily in U.S. government and federal agency securities, federal funds, mortgage-backed securities, and corporate securities. The Company also holds a note evidencing a loan that it made to an employee benefit trust established by the Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company and the Bank (the "Employee Benefit Trust"). The funds provided by this loan enabled the Employee Benefit Trust to acquire 1,552,500 shares, or 8% of the common stock issued in our initial public offering. The Company has in the past increased growth through acquisition of financial institutions and branches of other financial institutions, and will pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as opportunities arise. The Bank also seeks increased growth through the opening of new branches. The Company may also organize or acquire, through merger or otherwise, other financial services related companies. The activities of the Company are primarily funded by dividends, if any, received from the Bank.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family residential mortgage loans (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family income producing property loans and commercial real estate loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Bank originates certain other loans, including construction loans, Small Business Administration ("SBA") loans and other small business and consumer loans. The Bank's revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank's primary sources of funds are deposits, Federal Home Loan Bank-New York ("FHLB-NY") borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Bank's primary regulator is the Office of Thrift Supervision ("OTS"). The Bank's deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). Additionally, the Bank is a member of the Federal Home Loan Bank ("FHLB") system.

     On September 9, 1997, the Company acquired New York Federal Savings Bank ("New York Federal") and merged it with the Bank in a cash transaction valued at approximately $13 million. This acquisition was immediately accretive to the Company's earnings and was accounted for under the purchase method of accounting.

     On August 18, 1998, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, which was paid on September 30, 1998. Each stockholder received one additional share for every two shares of the Company's common stock held at the record date, September 10, 1998. On July 17, 2001, the Board of Directors of the Company again declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, which was paid on August 30, 2001. Each stockholder received one additional share for every two shares of the Company's common stock held at the record date, August 10, 2001. With respect to each of these stock dividends, cash was paid in lieu of fractional shares and the dividend was not paid on shares held in treasury. All share and per share data in this Form 10-K have been adjusted to reflect these stock dividends.

Market Area and Competition

     The Bank has been, and intends to continue to be, a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank is headquartered in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and nine branch offices, located in the New York City Boroughs of Queens, Brooklyn, Manhattan, and Bronx, and in Nassau County, New York. Substantially all of the Bank's mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, real estate values in the New York City metropolitan area have been relatively stable, which has favorably impacted the Bank's asset quality. See "--Asset Quality" and "Risk Factors - Local Economic Conditions." There can be no assurance that the stability of these economic factors will continue.

     The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank's market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for multi-family loans, commercial real estate loans and one-to-four family residential mortgage loans will continue to increase in the future. Thus, no assurances can be given that the Bank will be able to maintain or increase its current level of origination of such loans, as contemplated by management's current business strategy. The Bank's most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in increasing its deposit base and loan portfolios.

     For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management Strategy," included in the Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Annual Report"), incorporated herein by reference.

Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties or commercial real estate, construction loans, SBA loans, other small business loans and consumer loans. At December 31, 2001, the Bank had gross loans outstanding of $1,073.0 million (before reserves and net deferred costs), of which $468.4 million, or 43.66%, were one-to-four family residential mortgage loans (including $23.2 million of condominium loans, $6.6 million of co-operative apartment loans and $5.6 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 43.0% were ARM loans and 57.0% were fixed-rate loans. At December 31, 2001, multi-family loans totaled $369.7 million, or 34.45% of gross loans, commercial real estate loans totaled $214.4 million, or 19.98% of gross loans, construction loans totaled $13.8 million, or 1.29% of gross loans, SBA loans totaled $3.9 million, or 0.36% of gross loans, and consumer and other loans totaled $2.8 million, or 0.26% of gross loans.

     The Bank has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include, ARM loans, fixed-rate mortgage loans, mixed-use property mortgage loans and home equity loans. Increasingly, the Bank has placed greater emphasis on multi-family and commercial real estate loans. The Bank expects to continue its emphasis on multi-family and commercial real estate loans as well as on one-to-four family residential mortgage loans (primarily focusing on mixed-use property mortgage loans). From December 31, 2000 to December 31, 2001, one-to-four family residential mortgage loans decreased $7.4 million, or -1.6%, multi-family loans increased $35.3 million, or 10.6%, and commercial real estate loans increased $46.9 million, or 28.0%. Fully underwritten one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Multi-family income producing real estate loans and commercial real estate loans generally have higher yields than one-to-four family residential loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater credit risk than fully underwritten one-to-four family residential mortgage loans. The Bank's strategy to emphasize multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with multi-family and commercial real estate loans could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Company has not experienced significant losses in its multi-family and commercial real estate loan portfolios, and has determined that, at this time, additional provisions are not required.

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

     The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.


                                                                                                         At December 31,
                                        ------------------------------------------------------------------------------------
                                                  2001                          2000                        1999
                                        --------------------------     ------------------------     ------------------------
                                                          Percent                     Percent                      Percent
                                           Amount        of Total        Amount      of Total         Amount       of Total
                                        -----------    -----------     ---------    -----------     ---------    -----------
                                                                        (Dollars in thousands)
Mortgage Loans:
   One-to-four family residential (1)      $461,801          43.04%     $467,784          47.13%     $414,194          46.92%

   Co-operative apartment (2)                 6,601           0.62         8,009           0.81         8,926           1.01

   Multi-family real estate                 369,651          34.45       334,307          33.68       310,594          35.19

   Commercial real estate                   214,410          19.98       167,549          16.88       137,072          15.53

   Construction                              13,807           1.29         8,304           0.84         6,198           0.70
                                        -----------    -----------     ---------    -----------     ---------    -----------

        Gross mortgage loans              1,066,270          99.38       985,953          99.34       876,984          99.35


Small Business Administration
  Loans                                       3,911           0.36         2,844           0.29         2,369           0.27

Consumer and other loans                      2,814           0.26         3,704           0.37         3,379           0.38
                                        -----------    -----------     ---------    -----------     ---------    -----------

        Gross loans                       1,072,995         100.00%      992,501         100.00%      882,732         100.00%
                                                       ===========                  ===========     =========    ===========

Unearned loan fees and deferred
  costs, net                                    787                          579                          (28)

Less: Allowance for loan losses              (6,585)                      (6,721)                      (6,818)
                                        -----------                    ---------                    ---------

        Loans, net                       $1,067,197                     $986,359                     $875,886
                                        ===========                    =========                    =========

                                           ----------------------------------------------------
                                                    1998                       1997
                                           ------------------------    ------------------------
                                                         Percent of                   Percent of
                                             Amount        Total         Amount        Total
                                           ---------    -----------    ---------    -----------
                                                         (Dollars in thousands)
Mortgage Loans:
   One-to-four family residential (1)       $361,786          47.69%     $289,28           47.67%

   Co-operative apartment (2)                 10,238           1.35       12,065            1.99

   Multi-family real estate                  277,437          36.57      230,229           37.95

   Commercial real estate                    101,401          13.37       68,182           11.24

   Construction                                3,203           0.42        2,797            0.46
                                           ---------    -----------    ---------     -----------

        Gross mortgage loans                 754,065          99.40      602,559           99.31


Small Business Administration
  Loans                                        2,616           0.35        2,789            0.46

Consumer and other loans                       1,899           0.25        1,385            0.23
                                           ---------    -----------    ---------     -----------

        Gross loans                          758,580         100.00%     606,733          100.00%
                                                        ===========                  ===========

Unearned loan fees and deferred
  costs, net                                  (1,263)                     (1,838)

Less: Allowance for loan losses               (6,762)                     (6,474)
                                           ---------                   ---------

        Loans, net                          $750,555                    $598,421
                                           =========                   =========


(1) One-to-four family residential loans also include home equity and condominium loans. At December 31, 2001, gross home equity loans totaled $5.6 million and condominium loans totaled $23.2 million. Mixed-use property mortgage loans included in one-to-four family residential loans totaled $109.8 million at December 31, 2001.

(2) Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

     The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:


                                                               For the Year Ended December 31,
                                                    ----------------------------------------------------
                                                        2001                 2000                 1999
                                                    ----------             --------             --------
                                                                       (In thousands)
Mortgage Loans
At beginning of year                                  $985,953             $876,984             $754,065

Mortgage loans originated:
     One-to-four family residential                     81,244               78,128               91,312
     Co-operative apartment                                136                  265                  300
     Multi-family real estate                           70,999               63,813               77,895
     Commercial real estate                             62,076               41,948               49,744
     Construction                                        8,719                5,078                8,158
                                                    ----------             --------             --------
          Total mortgage loans originated              223,174              189,232              227,409
                                                    ----------             --------             --------

Mortgage loans purchased:
     One-to-four family residential                        876               15,658               15,008
     Commercial real estate                                 --                   --                  884
                                                    ----------             --------             --------
          Total mortgage loans purchased                   876               15,658               15,892
                                                    ----------             --------             --------

Less:
     Principal reductions                              143,614               95,695              120,008
     Mortgage loan foreclosures                            119                  226                  374
                                                    ----------             --------             --------

At end of year                                      $1,066,270             $985,953             $876,984
                                                    ==========             ========             ========

SBA, Consumer and Other Loans

At beginning of year                                    $6,548               $5,748               $4,515

Loans originated:
     SBA loans                                           3,409                3,635                2,376
     Small business loans                                  507                  845                2,617
     Other loans                                         2,346                3,021                1,159
                                                    ----------             --------             --------
          Total other loans originated                   6,262                7,501                6,152
                                                    ----------             --------             --------

Less:
     Sales                                               1,648                2,474                2,280
     Repayments                                          4,296                4,151                2,543
     Charge-offs                                           141                   76                   96
                                                    ----------             --------             --------

At end of year                                          $6,725               $6,548               $5,748
                                                    ==========             ========             ========

     Loan Maturity and Repricing. The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 2001. Loans that have adjustable-rates are shown as being due in the period during which the interest rates are next subject to change. The table does not reflect prepayments or scheduled principal amortization, which totaled $147.9 million for the year ended December 31, 2001. Certain adjustable rate loans have features that limit changes in interest rates on a short-term basis and over the life of the loan.

                                                                             At December 31, 2001
                                             ---------------------------------------------------------------------------------------
                                                              Mortgage Loans                                  Other Loans
                                             --------------------------------------------------------  -----------------------------
                                              One-to-
                                               Four        Co-      Multi-                                    Consumer   Total Loans
                                              Family    operative   family    Commercial Construction   SBA   and Other  Receivable
                                              ------    ---------   ------    ---------- ------------   ---   ---------  ----------
                                                                                  (In thousands)
Amounts due:
   Within one year                            $39,817    $3,299     $29,997     $25,951    $10,808    $3,668   $1,521    $  115,061
                                             --------    ------    --------    --------    -------    ------   ------    ----------
After one year (1)
   One to two years                            15,843       528      35,147      13,169      2,999        --      635        68,334
   Two to three years                           9,122       354      27,813      26,422         --       126      497        64,334
   Three to five years                         69,221       641     138,240      73,592         --        67      161       281,922
   Five to ten years                           85,306       788      66,534      52,066         --        50       --       204,744
   Over ten years                             242,492       991      71,920      23,210         --        --       --       338,613
                                             --------    ------    --------    --------    -------    ------   ------    ----------
        Total due after
           one year                           421,984     3,302     339,654     188,459      2,999       243    1,293       957,934
                                             --------    ------    --------    --------    -------    ------   ------    ----------
Total amounts due                            $461,801    $6,601    $369,651    $214,410    $13,807    $3,911   $2,814    $1,072,995
                                             ========    ======    ========    ========    =======    ======   ======    ==========

(1) Of the $957.9 million of loans due after one year, $505.1 million are adjustable rate loans and $452.8 million are fixed-rate loans.

     One-to-Four Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four family residences, including mixed-use properties, townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. Residential mortgage loans were $468.4 million, or 43.66% of gross loans, at December 31, 2001.

     During 2001, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The primary income producing units of these properties are the residential dwelling units. Mixed-use property mortgage loans generally have a higher interest rate than single family dwellings. Mixed-use property mortgage loans also have a higher degree of risk than single family dwellings, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2001, mixed-use property mortgage loans included in one-to-four family residential mortgage loans amounted to $109.8 million, an increase of $43.8 million from the $66.0 million at December 31, 2000.

     Partly  in  response  to  the  intense   competition  for  originations  of
one-to-four family residential mortgage loans, the Bank has a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank may, from time-to-time, purchase individual newly originated one-to-four family loans originated by such correspondents. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. During 2001, through these relationships, the Bank purchased $0.9 million in one-to-four family mortgage loans, as compared to $15.7 million in 2000 and $15.0 million during 1999.

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

     Residential mortgage loans originated by the Bank have generally been underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, and with increasing frequency, the Bank originates residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank's policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $11.1 million, $18.7 million and $37.3 million in loans of this type during 2001, 2000 and 1999, respectively.

     The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank originated and purchased $39.9 million, $11.2 million and $24.2 million of 15-year fixed-rate residential mortgage loans in 2001, 2000 and 1999, respectively. The Bank also originated and purchased $10.7 million, $23.4 million and $47.4 million of 30-year fixed rate residential mortgage loans in 2001, 2000 and 1999, respectively. These loans have been retained to provide flexibility in the management of the Company's interest rate sensitivity position. At December 31, 2001, $267.0 million, or 57.0%, of the Bank's residential mortgage loans consisted of fixed rate loans.

     The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased one-to-four family residential ARM loans totaling $31.7 million, $59.4 million and $35.0 million during 2001, 2000 and 1999, respectively. At December 31, 2001, $201.4 million, or 43.0%, of the Bank's residential mortgage loans consisted of ARM loans.

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

     Home Equity Loans. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $100,000. The Loan Committee approves loans in excess of $100,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2001, home equity loans totaled $5.6 million, or 0.52%, of gross loans.

     Multi-Family Lending. Loans secured by multi-family income producing properties were $369.7 million, or 34.45% of gross loans, at December 31, 2001, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $489,000 at December 31, 2001, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $6.0 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on multi-family loans.

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

     Commercial Real Estate Lending. Loans secured by commercial real estate were $214.4 million, or 19.98% of the Bank's gross loans, at December 31, 2001. The Bank's commercial real estate loans are secured by improved properties such as offices, motels, small business facilities, strip shopping centers, warehouses, and religious facilities. At December 31, 2001, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $717,100, and the largest of such loans, which was secured by an office building, had a principal balance of $5.9 million. Typically, commercial real estate loans are originated at a range of $100,000 to $6.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on all commercial real estate loans.

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

     Construction Loans. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 65% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments, either from the Bank or another financial institution, and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less and with adjustable interest rates that are tied to a market index. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 2001 totaled $13.8 million, or 1.29% of gross loans.

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

     Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $1.0 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from five to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%. At December 31, 2001, SBA loans totaled $3.9 million, representing 0.36% of gross loans.

     Consumer and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total consumer and other loans outstanding at December 31, 2001 amounted to $2.8 million, or 0.26% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $75,000, with a maximum term of five years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

     Loan Approval Procedures and Authority. The Bank's Board-approved lending policies establish loan approval requirements for its various types of loan products. The Bank's Residential Mortgage Lending Policy establishes authorized levels of approval. Residential mortgage loans that do not exceed $500,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, "Authorized Officers") and the other from a Senior Underwriter, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, "Loan Officers"). For residential mortgage loans greater than $500,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan
Committee, the Executive Committee or the full Board of Directors also must approve residential mortgage loans in excess of $650,000. Pursuant to the Bank's Commercial Real Estate Lending Policy, all loans secured by commercial real estate properties and multi-family income producing properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank's Business and Consumer Loan Policies, all business and consumer loans require two signatures for approval, one of which must be from an Authorized Officer. In addition, for business loans, the approval of the Bank's President and ratification by the Loan Committee of the Board of Directors is required. The Bank's Construction Loan Policy requires that the Loan or Executive Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank's written loan policies must be approved by the Loan or Executive Committee or the Bank's Board of Directors.

     For all loans originated by the Bank, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required. An independent appraiser designated and approved by the Bank currently performs such appraisals. The Bank's staff appraiser reviews the appraisals. The Bank's Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to require borrowers to obtain title insurance and hazard insurance on all real estate first mortgage loans prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

     Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 2001, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $8.4 million, $8.1 million and $8.1 million for each of the three borrowers.

     Loan Servicing. At December 31, 2001, the Bank was servicing $22.1 million of mortgage loans and $7.2 million of SBA loans for others. The Bank's policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

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

     On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2001, the Bank held $5.7 million of loans that were serviced by others.

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

     The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned ("REO") at the dates indicated. During the years ended December 31, 2001, 2000 and 1999, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $117,000, $79,000 and $208,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                                                   At December 31,
                                                         ------------------------------------------------------------------
                                                           2001           2000           1999           1998           1997
                                                         ------         ------         ------         ------         ------
                                                                             (Dollars in thousands)
Non-accrual loans:
One-to-four family residential                           $1,958         $1,336         $1,349         $1,261         $1,897
Co-operative apartment                                       20             --             29             15             --
Multi-family real estate                                    225            156             --             --             --
Commercial real estate                                       --             --          1,779          1,280            512
Construction                                                 --             --             --             --             --
                                                         ------         ------         ------         ------         ------
          Total non-accrual mortgage loans                2,203          1,492          3,157          2,556          2,409
Other non-accrual loans                                     117            126             39             41             49
                                                         ------         ------         ------         ------         ------
          Total non-accrual loans                         2,320          1,618          3,196          2,597          2,458
Loans 90 days or more delinquent
     and still accruing                                      --             --             --             --             --
                                                         ------         ------         ------         ------         ------
          Total non-performing loans                      2,320          1,618          3,196          2,597          2,458

Foreclosed real estate                                       93             44            368             77            433
                                                         ------         ------         ------         ------         ------
          Total non-performing assets                    $2,413         $1,662         $3,564         $2,674         $2,891
                                                         ======         ======         ======         ======         ======

Troubled debt restructurings                                 --             --             --             --             --
                                                         ======         ======         ======         ======         ======

Non-performing loans to gross loans                        0.22%          0.16%          0.36%          0.34%          0.41%
Non-performing assets to total assets                      0.16%          0.12%          0.29%          0.23%          0.27%

     REO. The Bank aggressively markets its REO properties. At December 31, 2001, the Bank owned one property with a carrying value of $93,000.

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

     Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Accordingly, the Bank did not record a provision for loan losses for the years ended December 31, 2001 and 2000. The Bank's provision for loan losses was $36,000 for the year ended December 31, 1999. At December 31, 2001, the total allowance for loan losses was $6.6 million, representing 283.85% of non-performing loans and 272.94% of non-performing assets, compared to ratios of 415.32% and 404.28% respectively, at December 31, 2000. The Bank continues to monitor and modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

     Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank's lending area and the value of collateral, or a review and evaluation of the Bank's loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank's increased emphasis on commercial real estate and multi-family loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with commercial real estate, multi-family loans and construction loans could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See "--Lending Activities" and "--Asset Quality."

     The following table sets forth changes in, and the balance of, the Bank's allowance for loan losses at and for the dates indicated.

                                                                          At and For the Year Ended December 31,
                                                                ------------------------------------------------------------
                                                                 2001         2000         1999          1998           1997
                                                                ------       ------       ------       -------        ------
                                                                               (Dollars in thousands)
Balance at beginning of year                                    $6,721       $6,818       $6,762        $6,474        $5,437
Provision for loan losses                                           --           --           36           214           104
Provision acquired from New York  Federal                           --           --           --            --           979
Loans charged-off:
     One-to-four family                                              1            4           32            91            85
     Co-operative apartment                                         --           --            2            --            44
     Multi-family real estate                                        2            2           --            --            --
     Commercial real estate                                         --           --           --            --            --
     Construction                                                   --           --           --            --            --
     Other                                                         146           93           99            12            77
                                                                ------       ------       ------       -------        ------
          Total loans charged-off                                  149           99          133           103           206
                                                                ------       ------       ------       -------        ------
Recoveries:
     Mortgage loans                                                  6           --          153           177           155
     Other loans                                                     7            2           --            --             5
                                                                ------       ------       ------       -------        ------
          Total recoveries                                          13            2          153           177           160
                                                                ------       ------       ------       -------        ------
Balance at end of year                                          $6,585       $6,721       $6,818        $6,762        $6,474
                                                                ======       ======       ======       =======        ======

Ratio of net charge-offs (recoveries) during the year
   to average loans outstanding during the year                   0.01%        0.01%        0.00%        (0.01)%        0.01%
Ratio of allowance for loan losses to
   gross loans at end of the year                                 0.61%        0.68%        0.77%         0.89%         1.07%
Ratio of allowance for loan losses to
   non-performing loans at the end of year                      283.85%      415.32%      213.29%       260.36%       263.38%
Ratio of allowance for loan losses to
   non-performing assets at the end of year                     272.94%      404.28%      191.29%       252.83%       223.94%

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

                                                                         At December 31,
                            -------------------------------------------------------------------------------------------------------
                                  2001                  2000                1999                  1998                1997
                            -------------------   -------------------  ------------------- --------------------- -------------------
                                    Percentage            Percentage           Percentage          Percentage of       Percentage of
                                    of Loans in           of Loans in          of Loans in         Loans in            Loans in
                                    Category to           Category to          Category to         Category to         Category to
Loan Category               Amount  Total Loans   Amount  Total Loans  Amount  Total Loans  Amount Total Loans  Amount Total Loans
-------------               ------  -----------   ------  -----------  ------  -----------  ------ -----------  ------ -----------
                                                                  (Dollars in thousands)
Mortgage Loans:

  One-to-four family         $1,870     43.04%    $1,916     47.13%    $1,903     46.92%    $2,575    47.69%    $1,711    47.67%

  Co-operative                  109      0.62        126      0.81        144      1.01        278     1.35        510     1.99

  Multi-family                  982     34.45      1,134     33.68      1,216     35.19      1,395    36.57      1,021    37.95

  Commercial                  3,007     19.98      2,983     16.88      3,003     15.53      1,990    13.37      3,073    11.24

  Construction                   34      1.29         27      0.84         24      0.70        114     0.42        128     0.46
                             ------    ------     ------    ------     ------    ------     ------   ------     ------   ------

       Total mortgage loans   6,002     99.38      6,186     99.34      6,290     99.35      6,352    99.40      6,443    99.31


Small Business
   Administration loans         418      0.36        295      0.29        237      0.27        273     0.35         23     0.46

Other Loans                     165      0.26        240      0.37        291      0.38        137     0.25          8     0.23
                             ------    ------     ------    ------     ------    ------     ------   ------     ------   ------

          Total loans        $6,585    100.00%    $6,721    100.00%    $6,818    100.00%    $6,762   100.00%    $6,474   100.00%
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

     The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2001, the Company had $305.5 million in securities available for sale which represented 20.54% of total assets. These securities had an aggregate market value at December 31, 2001 that was approximately 2.3 times the amount of the Company's equity at that date. The cumulative balance of unrealized net gains on securities available for sale was $1.8 million, net of taxes, at December 31, 2001. As a result of the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 6 of Notes to Consolidated Financial Statements, included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

     At December 31, 2001, the Company had no investment in a particular issuer's securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

     The table below sets forth certain information regarding the amortized cost and market values of the Company's and Bank's securities portfolio, interest bearing deposits and federal funds, at the dates indicated. Securities available for sale are recorded at market value. See Note 6 of Notes to Consolidated Financial Statements, included in the Annual Report, incorporated herein by reference.

                                                                                 At December 31,
                                                     --------------------------------------------------------------------------
                                                         2001                        2000                       1999
                                                     ------------------------- ------------------------- -----------------------
                                                     Amortized                 Amortized                 Amortized
                                                        Cost      Market Value    Cost      Market Value    Cost     Market Value
                                                      --------     --------     --------     --------     --------     --------
                                                                                    (In thousands)
Securities available for sale
Bonds and other debt securities:
    U.S. government and agencies                      $     --     $     --       $5,990       $5,932      $10,988      $10,636
    Corporate debentures                                32,884       32,985        2,835        2,847           --           --
    Public utility                                       8,042        8,132        1,001        1,038        1,001        1,004
                                                      --------     --------     --------     --------     --------     --------
        Total bonds and other debt securities           40,926       41,117        9,826        9,817       11,989       11,640
                                                      --------     --------     --------     --------     --------     --------

Mutual funds                                            18,899       18,867        3,566        3,593           --           --
                                                      --------     --------     --------     --------     --------     --------

Equity securities:
    Common stock                                           243          842          243          505        1,655        1,670
    Preferred stock                                      1,641        1,655        2,608        2,679        2,676        2,684
                                                      --------     --------     --------     --------     --------     --------
        Total equity securities                          1,884        2,497        2,851        3,184        4,331        4,354
                                                      --------     --------     --------     --------     --------     --------
Mortgage-backed securities:
    GNMA                                               132,678      134,125      201,688      200,718      252,626      244,763
    FNMA                                                50,895       51,359        9,516        9,725       14,639       14,602
    FHLMC                                               20,552       20,810        8,527        8,612        9,758        9,657
    REMIC and CMO                                       36,292       36,764       19,493       19,571           --           --
                                                      --------     --------     --------     --------     --------     --------
        Total mortgage-backed securities               240,417      243,058      239,224      238,626      277,023      269,022
                                                      --------     --------     --------     --------     --------     --------
Total securities available for sale                    302,126      305,539      255,467      255,220      293,343      285,016
                                                      --------     --------     --------     --------     --------     --------
Interest-bearing deposits and                           28,367       28,367       12,185       12,185        9,019        9,019
    Federal funds sold
                                                      --------     --------     --------     --------     --------     --------
Total                                                 $330,493     $333,906     $267,652     $267,405     $302,362     $294,035
                                                      ========     ========     ========     ========     ========     ========

     Mortgage-backed securities. At December 31, 2001, the Company had $243.1 million invested in mortgage-backed securities, of which $18.1 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

     The following table sets forth the Company's mortgage-backed securities purchases, sales and principal repayments for the years indicated:

                                                                              For the Year Ended December 31,
                                                                       ----------------------------------------------
                                                                          2001              2000             1999
                                                                       ----------------------------------------------
                                                                                        (In thousands)
At beginning of year                                                   $238,626           $269,022           $302,421

Purchases of mortgage-backed securities                                 131,818             22,265             59,059

Amortization of unearned premium, net of
    accretion of unearned discount                                         (848)              (927)            (2,064)

Net change in unrealized gains (losses) on
    mortgage-backed securities available for sale                         3,239              7,403             (9,792)

Sales of mortgage-backed securities                                     (27,484)           (23,007)                --

Principal repayments received on
    mortgage-backed securities                                         (102,293)           (36,130)           (80,602)
                                                                       --------           --------           --------
    Net increase (decrease) in mortgage-backed securities                 4,432            (30,396)           (33,399)
                                                                       --------           --------           --------

At end of year                                                         $243,058           $238,626           $269,022
                                                                       ========           ========           ========

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

     The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company's and the Bank's debt and equity securities at December 31, 2001. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company and the Bank carry these investments at their estimated fair value in the consolidated financial statements.

                                                                              One to Five               Five to Ten
                                                  One Year or Less               Years                     Years
                                              -----------------------    -----------------------   -----------------------

                                                            Weighted                   Weighted                   Weighted
                                               Amortized    Average       Amortized    Average      Amortized     Average
                                                  Cost       Yield          Cost        Yield          Cost        Yield
                                              ----------   ----------    ----------   ----------    ----------   ----------
                                                                              (Dollars in thousands)
Securities available for sale

Bonds and other debt securities:

    Corporate debt                               $17,500         6.57%      $15,384         6.18%           --           --

    Public utility                                 7,041         6.54         1,001         7.96            --           --
                                              ----------   ----------    ----------   ----------    ----------   ----------

      Total bonds and other debt securities       25,541         6.57        16,385         6.29            --
                                              ----------   ----------    ----------   ----------    ----------   ----------

Mutual funds                                      18,899         3.80            --           --            --           --
                                              ----------   ----------    ----------   ----------    ----------   ----------

Equity securities:
    Common stock                                     243         7.42            --           --            --           --

    Preferred stock                                  735         5.77            --           --          $306         7.33%
                                              ----------   ----------    ----------   ----------    ----------   ----------

      Total equity securities                        978         6.18            --           --           306         7.33
                                              ----------   ----------    ----------   ----------    ----------   ----------

Mortgage-backed securities:

    GNMA                                              --           --            --           --            --           --

    FNMA                                              --           --            --           --        18,559         5.74

    FHLMC                                             --           --            --           --            --           --

    REMIC and CMO                                     --           --            --           --         3,923         6.26
                                              ----------   ----------    ----------   ----------    ----------   ----------

      Total mortgage-backed securities                --                                      --        22,482         5.83
                                              ----------   ----------    ----------   ----------    ----------   ----------

Interest-bearing deposits and Federal
    Funds sold                                    28,367         1.50            --           --            --           --
                                              ----------   ----------    ----------   ----------    ----------   ----------

      Total securities                           $72,785         3.87%      $16,385         6.29%      $22,788         5.85%
                                              ==========   ==========    ==========   ==========    ==========   ==========

                                                    More than Ten
                                                       Years                          Total Securities
                                             -----------------------    -------------------------------------------------
                                                                         Average
                                                            Weighted     Remaining                               Weighted
                                               Amortized    Average      Years to      Amortized   Estimated     Average
                                                  Cost       Yield       Maturity        Cost      Fair Value     Yield
                                              ----------   ----------    ----------   ----------   ----------   ----------
                                                                      (Dollars in thousands)
Securities available for sale

Bonds and other debt securities:

    Corporate debt                                    --           --          1.27      $32,884      $32,985         6.39%

    Public utility                                    --           --          1.19        8,042        8,132         6.72
                                              ----------   ----------    ----------   ----------   ----------   ----------

      Total bonds and other debt securities                        --          1.25       40,926       41,117         6.45
                                              ----------   ----------    ----------   ----------   ----------   ----------

Mutual funds                                          --           --           N/A       18,899       18,867         3.80
                                              ----------   ----------    ----------   ----------   ----------   ----------

Equity securities:
    Common stock                                      --           --           N/A          243          842         7.42

    Preferred stock                                 $600         9.96%        11.14        1,641        1,655         7.59
                                              ----------   ----------    ----------   ----------   ----------   ----------

      Total equity securities                        600         9.96         11.14        1,884        2,497         7.57
                                              ----------   ----------    ----------   ----------   ----------   ----------

Mortgage-backed securities:

    GNMA                                         132,678         7.06         26.71      132,678      134,125         7.06

    FNMA                                          32,336         6.32         13.74       50,895       51,359         6.11

    FHLMC                                         20,552         6.68         20.32       20,552       20,810         6.68

    REMIC and CMO                                 32,369         6.08         21.72       36,292       36,764         6.10
                                              ----------   ----------    ----------   ----------   ----------   ----------

      Total mortgage-backed securities           217,935         6.77         22.66      240,417      243,058         6.68
                                              ----------   ----------    ----------   ----------   ----------   ----------

Interest-bearing deposits and Federal
    Funds sold                                        --           --           N/A       28,367       28,367         1.50
                                              ----------   ----------    ----------   ----------   ----------   ----------

      Total securities                          $218,535         6.78%        19.50     $330,493     $333,906         6.05%
                                              ==========   ==========    ==========   ==========   ==========   ==========

Sources of Funds

     General. Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company's primary sources of funds for lending, investing and other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its ten full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management's intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

     The Bank's core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. During 2001, the nation's economy slowed, and was generally considered to be in a recession. In response to the slowing economy, the Federal Reserve lowered interest rates throughout the year. The Bank responded by lowering interest rates paid to its depositors. The Bank also saw an increase in its due to depositors of $136.5 million. The new deposits were obtained at rates that were lower than the weighted average interest rate of existing deposits. In addition, certificate of deposit accounts were renewed at interest rates which were lower than was paid on the maturing deposits. As a result, during 2001, the weighted average interest rate paid by the Bank on its deposits declined throughout the year. The cost of deposits declined to 3.71% in the fourth quarter of 2001 from 4.36% in the fourth quarter of 2000. For the year ended December 31, 2001, the cost of deposits was 4.08% compared to 4.17% in 2000. However, it appears the decline in interest rates may have ended in the fourth quarter of 2001. While we are unable to predict the direction of future interest rate changes, it appears interest rates will not go lower. Should interest rates increase during 2002, it could result in an increase in the Company's cost of deposits and a narrowing of the Company's net interest margin.

     Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $75.2 million, $53.7 million and $43.0 million at December 31, 2001, 2000 and 1999, respectively.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                           At December 31,
                                                  ------------------------------------------------------------------
                                                              2001                               2000
                                                  --------------------------------  --------------------------------
                                                                          Weighted                          Weighted
                                                             Percent      Average               Percent      Average
                                                             of Total     Nominal               of Total     Nominal
                                                   Amount    Deposits      Rate       Amount    Deposits      Rate
                                                  --------   --------    --------    --------   --------    --------
                                                                        (Dollars in thousands)
Passbook accounts (1)                             $195,855      23.64%       1.73%   $186,207      26.99%       2.08%
NOW accounts (1)                                    33,107       4.00        1.01      29,615       4.29        1.92
Demand accounts (1)                                 28,594       3.45          --      20,913       3.03          --
Mortgagors' escrow deposits                         10,065       1.21        0.53       7,753       1.12        0.65
                                                  --------   --------    --------    --------   --------    --------
          Total                                    267,621      32.30        1.41     244,488      35.43        1.84
                                                  --------   --------    --------    --------   --------    --------

Money market accounts (1)                           93,789      11.32        2.39      43,136       6.25        3.49

Certificate of deposit accounts
  with original maturities of:
     6 Months and less                              60,948       7.36        2.77      45,025       6.53        5.38
     6 to 12 Months                                 62,607       7.56        3.64      29,586       4.29        5.40
     12 to 30 Months                               215,477      25.99        4.88     214,237      31.08        5.76
     30 to 48 Months                                23,166       2.80        5.18      17,689       2.56        5.85
     48 to 72 Months                                99,064      11.96        6.24      88,794      12.87        6.50
     72 Months or more                               5,910       0.71        6.69       6,856       0.99        6.63
                                                  --------   --------    --------    --------   --------    --------
          Total certificate of deposit accounts    467,172      56.38        4.76     402,187      58.32        5.87
                                                  --------   --------    --------    --------   --------    --------

Total deposits (2)                                $828,582     100.00%       3.41%   $689,811     100.00%       4.29%
                                                  ========   ========    ========    ========   ========    ========

                                                           At December 31,
                                                    ------------------------------
                                                                1999
                                                    ------------------------------
                                                                          Weighted
                                                              Percent      Average
                                                              of Total     Nominal
                                                    Amount    Deposits      Rate
                                                   --------   --------    --------
                                                        (Dollars in thousands)
Passbook accounts (1)                              $195,910      29.37%       2.07%
NOW accounts (1)                                     27,463       4.12        1.90
Demand accounts (1)                                  20,490       3.07          --
Mortgagors' escrow deposits                          11,023       1.65        0.79
                                                   --------   --------    --------
          Total                                     254,886      38.21        1.83
                                                   --------   --------    --------

Money market accounts (1)                            40,378       6.05        3.23

Certificate of deposit accounts
  with original maturities of:
     6 Months and less                               46,265       6.94        4.36
     6 to 12 Months                                  64,499       9.67        4.73
     12 to 30 Months                                171,087      25.67        5.42
     30 to 48 Months                                 28,632       4.29        6.07
     48 to 72 Months                                 60,309       9.04        6.24
     72 Months or more                                  885       0.13        6.31
                                                   --------   --------    --------
          Total certificate of deposit accounts     371,677      55.74        5.35
                                                   --------   --------    --------

Total deposits (2)                                 $666,941     100.00%       3.88%
                                                   ========   ========    ========

(1) Weighted average nominal rate as of the year end date equals the stated rate offered.

(2) Included in the above balances are IRA and Keogh deposits totaling $111.8 million, $92.7 million and $86.8 million at December 31, 2001, 2000 and 1999, respectively.

     The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 2001.


                                                                                                   At December 31, 2001
                                                                                      ----------------------------------------------
                                                          At December 31,              Within       One to
                                               ---------------------------------         One         Three      There-
                                                 2001         2000         1999         Year         Years       after       Total
                                               --------     --------     --------     --------     --------     -------     --------
                                                                          (Dollars in thousands)
Certificate of deposit accounts:
2.99 or less                                    $68,945         $621         $370      $61,306       $7,144        $495      $68,945
3.00 to 3.99                                     97,942           --        5,717       55,381       41,872         689       97,942
4.00 to 4.99                                     87,440       30,294      131,874       41,306       32,715      13,419       87,440
5.00 to 5.99                                     87,143      204,136      172,863       39,390       43,746       4,007       87,143
6.00 to 6.99                                    102,429      141,608       49,392       53,595       15,389      33,445      102,429
7.00 to 7.99                                     23,273       25,528       11,461          589          203      22,481       23,273
                                               --------     --------     --------     --------     --------     -------     --------
     Total                                     $467,172     $402,187     $371,677     $251,567     $141,069     $74,536     $467,172
                                               ========     ========     ========     ========     ========     =======     ========

     The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2001 and their annualized weighted average interest rates.

                                       Amount         Weighted Average Rate
                                       ------         ---------------------
                                          (Dollars in thousands)
Maturity Period:
     Three months or less              $11,656                4.64%
     Over three through six months       8,377                3.98
     Over six through 12 months         15,119                4.25
     Over 12 months                     40,023                5.43
                                       -------                ----
Total                                   75,175                4.91%
                                       =======                ====


     The following table presents the deposit activity, including mortgagors' escrow deposits, of the Bank for the periods indicated.

                                                 For the Year Ended December 31,
                                                --------------------------------
                                                      (Dollars in thousands)
                                                  2001       2000        1999
                                                --------   --------    --------
Net deposits / (withdrawals)                    $109,060    ($4,603)   ($22,100)
Interest credited on deposits                     29,711     27,473      24,982
                                                --------   --------    --------
     Total increase (decrease) in deposits      $138,771    $22,870      $2,882
                                                ========   ========    ========

     The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

                                                              For The Year Ended December 31,
                         -----------------------------------------------------------------------------------------------------
                                       2001                                 2000                                 1999
                         -------------------------------    -------------------------------    -------------------------------
                                     Percent                            Percent                            Percent
                          Average   of Total   Average      Average     of Total    Average    Average    of Total     Average
                          Balance   Deposits     Cost       Balance     Deposits     Cost      Balance    Deposits      Cost
                         --------   --------    --------    --------   --------    --------    --------   --------    --------
                                                                 (Dollars in thousands)
Passbook accounts        $188,701      25.01%       2.00%   $189,852      27.84%       2.07%   $200,601      30.19%       2.07%
NOW accounts               30,736       4.07        1.64      27,838       4.08        1.90      26,281       3.96        1.90
Demand accounts            26,319       3.49          --      23,200       3.40          --      24,624       3.71          --
Mortgagors' escrow
  deposits                 13,013       1.72        0.53      13,177       1.93        0.65      11,718       1.76        0.79
                         --------   --------    --------    --------   --------    --------    --------   --------    --------
       Total              258,769      34.29        1.68     254,067      37.25        1.79     263,224      39.62        1.80
Money market
  accounts                 71,820       9.52        3.21      42,791       6.27        3.36      36,191       5.45        3.05
Certificate of deposit
  accounts                423,812      56.19        5.44     385,237      56.48        5.58     364,947      54.93        5.24
                         --------   --------    --------    --------   --------    --------    --------   --------    --------
       Total deposits    $754,401     100.00%       3.94%   $682,095     100.00%       4.03%   $664,362     100.00%       3.76%
                         ========   ========    ========    ========   ========    ========    ========   ========    ========

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank has increased utilization of borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See "Regulation -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company's consolidated financial statements. The average cost of borrowed funds was 5.90%, 6.18% and 6.02% for 2001, 2000 and 1999, respectively. The average balances of borrowed funds were $508.4 million, $478.7 million and $379.3 million for 2001, 2000 and 1999, respectively.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                 At or For the Year Ended December 31,
                                                            --------------------------------------------------
                                                              2001                 2000                 1999
                                                            --------             --------             --------
                                                                           (Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding                                 $156,640             $145,575             $129,945
Maximum amount outstanding at any month
    end during the period                                   $182,226             $164,382             $145,000
Balance outstanding at the end of period                    $113,150             $164,382             $135,000
Weighted average interest rate during the period                5.71%                5.81%                5.80%
Weighted average interest rate at end of period                 5.60%                5.87%                5.75%

FHLB-NY Advances
Average balance outstanding                                 $351,794             $333,100             $249,314
Maximum amount outstanding at any month
    end during the period                                   $400,285             $353,119             $316,831
Balance outstanding at the end of period                    $400,285             $344,457             $316,831
Weighted average interest rate during the period                5.98%                6.34%                6.13%
Weighted average interest rate at end of period                 5.37%                6.36%                6.13%

Total Borrowings
Average balance outstanding                                 $508,434             $478,675             $379,259
Maximum amount outstanding at any month
    end during the period                                   $513,915             $508,839             $451,831
Balance outstanding at the end of period                     513,435             $508,839              451,831
Weighted average interest rate during the period                5.90%                6.18%                6.02%
Weighted average interest rate at end of period                 5.42%                6.20%                6.02%

Subsidiary Activities

     At December 31, 2001, the Bank had three wholly-owned subsidiaries: FSB Properties, Inc. ("Properties"), Flushing Preferred Funding Corporation ("FPFC") and Flushing Service Corporation.

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

Personnel

     At December 31, 2001, the Bank had 187 full-time employees and 62 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

     The focus of  management's  strategy  in its  originations  of  one-to-four family mortgage loans is on mixed-use property mortgage loans, and on residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income. Repayment of mixed-use property real estate loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service payments. Mortgage loans originated without verifying the borrower's level of income involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. These risks are mitigated by the Bank's policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less. These loans are not as readily salable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized.

     There can be no assurance that the Bank will be able to successfully implement its business strategies with respect to these higher yielding loans. In assessing the future earnings prospects of the Bank, investors should consider, among other things, the Bank's level of origination of one-to-four family loans (including mixed-use property mortgage loans and loans to self-employed borrowers), the Bank's emphasis on commercial real estate and multi-family loans and the greater risks associated with such loans. See "Business -- Lending Activities".

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

Local Economic Conditions

     General economic conditions in the New York City metropolitan area, which had been strong for several years through the year ended December 31, 2000, generally declined in the year ended December 31, 2001. The local economy was further hurt by the September 11, 2001 attacks on New York City's financial district, in particular, the destruction of the World Trade Center buildings. Although this decline in the local economy has not had a significant adverse effect on the Company's financial condition or results of operations to date, there can be no assurance that the decline in the local economy experienced during 2001 will not have such an adverse effect in the future.

     A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors could require additions to the allowance for loan losses in future periods above those currently revealed. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of the Bank's loan collateral, and (4) future review and evaluation of the Bank's loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See "Business -- Allowance for Loan Losses."

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

Certain Anti-Takeover Provisions

     On September 17, 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to preserve long-term values and protect stockholders against stock accumulations and other abusive tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on September 30, 1996 received a dividend distribution of one right to purchase from the Company one two-hundred twenty-fifth of a share of a new series of junior participating preferred stock at a price of $64, subject to certain adjustments. The rights will become exercisable only if any person or group acquires 15% or more of the Company's common stock ("Common Stock") or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the "acquiring person or group"). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $64 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). The rights expire on September 30, 2006.

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

     A thrift institution required to change its method of computing reserves for bad debt is required to treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amount of the thrift institution's "applicable excess reserves" must be included in income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995. In the case of a thrift institution that is treated as a large bank, such as the Bank, the amount of the institution's applicable excess reserves generally is the excess of (1) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (2) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). The Bank's applicable excess reserves as of December 31, 1995 were approximately $300,000; the recapture of which was completed during the year ended December 31, 2001.

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

     Corporate Alternative Minimum Tax. The Code imposes an alternative minimum tax on corporations equal to the excess, if any, of 20% of alternative minimum taxable income ("AMTI") over a corporation's regular federal income tax liability. AMTI is equal to taxable income with certain adjustments. Generally, only 90% of AMTI can be offset by net operating loss carryback and carryforwards. Under the recently enacted Job Creation and Worker Assistance Act of 2002, however, a net operating loss deduction attributable to net operating loss carrybacks arising in 2001 and 2002, as well as net operating loss carryforwards to these years, may offset 100% of AMTI.

State and Local Taxation

     New York State and New York City Taxation. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 8.5% (8.0% effective January 1, 2002) of "entire net income" allocable to New York State during the taxable year or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Company also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City (although net operating losses cannot be carried back or carried forward regardless of when they arise) and similar alternative taxes. In addition, the Company is subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District. This tax surcharge is assessed as if the New York State Franchise tax is imposed at a 9% rate.

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

Investment Powers

     The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of assets (however, amounts over 10% of total assets must be used only for small business loans) and
(4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of assets. In addition, the Bank may invest up to 3% of its assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain of government-sponsored enterprises, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See "Business -- Investment Activities." A service corporation in which the Bank may invest is permitted to engage in activities reasonably related to the activities of a federal savings bank as the OTS may approve on a case by case basis, as well as certain activities preapproved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

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

Loans-to-One Borrower Limits

     The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At December 31, 2001, the largest amount the Bank could lend to one borrower was approximately $17.2 million, and at that date, the Bank's largest aggregate amount of loans-to-one borrower was $8.4 million, all of which were performing according to their terms. See "Business -- Lending Activities."

Insurance of Accounts

     The deposits of the Bank are insured up to $100,000 per depositor (as defined by federal law and regulations) by the FDIC. Approximately 93% of the Bank's deposits are presently insured by the FDIC under the Bank Insurance Fund ("BIF"). The remainder are insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The deposits insured under the SAIF are a result of those acquired in the acquisition of New York Federal. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

     The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications. As of the date of this Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 2001, the Bank's annual assessment rate was 0.00%. The Bank's assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or SAIF reserve ratio falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC's authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

     On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s, and requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $134,000, $138,000 and $100,000 for its share of the interest due on FICO bonds in 2001, 2000 and 1999, respectively.

Qualified Thrift Lender Test

     Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank,
(2) paying dividends not permissible under national bank regulations, (3) obtaining advances from any FHLB, and (4) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 2001, the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

     Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meet any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association's proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2001, the Bank had paid all eligible retained earnings to the Company in the form of cash dividends.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 2001, the Bank was required to maintain $20.0 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

     Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 2001, the Bank's OTS assessments were $235,000 for that period.

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

Brokered Deposits

     The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (1) with a waiver from the FDIC and (2) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than 75 basis points (a) the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 percent for retail deposits and 130 percent for wholesale deposits accepted outside the institution's normal market area, respectively, from the current yield on comparable maturity U.S. Treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.

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

     The OTS' capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2001, the Bank's capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

     Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 2001, the Bank had intangible assets consisting of $3.9 million in goodwill and no purchased mortgage servicing rights. At that date, the Bank's tangible capital ratio was 7.32%.

     In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

     Core Capital Requirement. The current OTS core capital requirement ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity
(including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 2001, the Bank's core capital ratio was 7.32%.

     Effective October 1, 1998, the OTS relaxed regulations limiting the amount of servicing assets, together with purchased credit card receivables, includable in core capital from 50% of such capital to 100% of such capital, subject to limitations on fair value. At December 31, 2001, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

     Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2001, the Bank's risk-based capital ratio was 13.58%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

     In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 2001, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk," included in the Annual Report and incorporated herein by reference.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these requirements.

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

     In addition, the Modernization Act calls for heightened privacy protection of customer information gathered by financial institutions. The OTS has enacted regulations implementing the privacy protection provisions of the Modernization Act. Under the regulations, each financial institution is to (1) adopt procedures to protect customers' "non-public personal information", (2) disclose its privacy policy, including identifying to customers others with whom it shares "non-public personal information", at the time of establishing the customer relationship and annually thereafter, and (3) provide its customers with the ability to "opt-out" of having the financial institution share their personal information with affiliated third parties. The regulations became effective on November 13, 2000, with compliance voluntary prior to July 1, 2001. Management has reviewed and amended our privacy protection policy and believes we are in compliance with these regulations.

USA Patriot Act

     In light of the September 11 attacks, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the "Patriot Act") on October 26, 2001 to enhance protections against money laundering and criminal laws against terrorist activities, and give law enforcement authorities greater investigative powers. Among other things, the Patriot Act (1) requires financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for foreign persons to establish due diligence policies; (2) prohibits correspondent accounts with foreign shell banks; (3) permits sharing of
information  among  financial  institutions,   regulators  and  law  enforcement
regarding persons engaged in terrorist or money laundering activities; (4) requires financial institutions to verify customer identification at account opening; (5) requires financial institutions to report suspicious activities; and (6) requires financial institutions to establish an anti-money laundering compliance program.

     Provisions  under the Patriot Act become effective at varying times. The U.
S. Treasury Department, the Board of Governors of the Federal Reserve System and other federal bank regulatory agencies have issued some regulations implementing provisions of the Patriot Act, and more are to follow. At this time, we are not able to predict with any certainty the impact of compliance with the Patriot Act and regulations thereunder on the operations of the Bank, but because the Bank's business is primarily domestic in nature, we do not anticipate that any such impact will be significant.

Prompt Corrective Action

     Under Section 38 of the FDIA, as added by the FDICIA, each appropriate banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

     The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (3) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2001, the Bank met the criteria to be considered a "well capitalized" institution.

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

                                                                           Date Leased or    Lease Expiration     Net Book Value at
                  Office                                 Leased or Owned     Acquired             Date             December 31, 2001
Main Office
     144-51 Northern Blvd
     Flushing, NY 11354 ..............................         Owned             1972            NA                  $1,877,830
Broadway Branch
     159-18 Northern Blvd
     Flushing, NY 11358 ..............................         Owned             1962            NA                     802,121
Auburndale Branch
     188-08 Hollis Court Blvd
     Flushing, NY 11358 ..............................         Owned             1991            NA                   1,107,426
Springfield Branch
     61-54 Springfield Blvd
     Bayside, NY 11364 ...............................         Leased            1991            11/30/2006              35,303
Bay Ridge Branch
     7102 Third Avenue
     Brooklyn, NY 11209 ..............................         Owned             1991            NA                     382,257
Irving Place Branch
     33 Irving Place
     New York, NY 10003 ..............................         Leased            1991            11/30/2006             332,234
New Hyde Park Branch
     661 Hillside Avenue
     New Hyde Park, NY 11040 .........................         Leased            1971            12/31/2011              54,751
Kissena Branch
     44-43 Kissena Boulevard
     Flushing, NY 11355 ..............................         Leased            2000            5/31/2010              633,253
New Hyde Park In-Store Branch
     653 Hillside Avenue
     New Hyde Park, NY 11040 .........................         Leased            1998            6/01/2003              150,409
Co-op City In-Store Branch
     713 Co-op City Boulevard
     Bronx, NY 10475 .................................         Leased            1999            11/10/2004             189,731

                        Total premises and equipment, net                                                            $5,565,315



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

Item 4. Submission of Matters to a Vote of Security Holders.

     None

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

     The information regarding Flushing Financial Corporation common stock and related stockholder matters appears on page 6 of the 2001 Annual Report to Stockholders ("Annual Report") under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 ("Proxy Statement") under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

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

     The following financial statements are included in the Company's Annual Report to Stockholders for the year ended December 31, 2001 and are incorporated herein by this reference:

     o Consolidated Statements of Financial Condition at December 31, 2001 and 2000

     o Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

     o Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001

     o Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2001

     o    Notes to Consolidated Financial Statements

     o    Report of Independent Accountants

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

     2.   Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 2001 and are incorporated herein by this reference:

(b)  Reports on Form 8-K filed during the last quarter of fiscal 2001

     None.

(c)  Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number

3.1       Articles of Incorporation of Flushing Financial Corporation (1)

3.2       By-Laws of Flushing Financial Corporation (1)

4.1 Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (6)

10.1      Annual  Incentive Plan for Selected  Officers (1)

10.2 Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (9)

10.3 Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (9)

10.4      Amended and Restated  Employment  Agreement between Flushing Financial
          Corporation   and  Michael  J.   Hegarty  (10)

10.5 Amended and Restated Employment Agreement between Flushing Savings Bank, FSBand Michael J. Hegarty (10)

10.6      Employment  Agreement between Flushing Financial  Corporation and John
          R. Buran (10)

10.7 Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (10)

10.8      Form of Special Termination Agreement as Amended (9)

10.9 Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (9)

10.10(a)  Amended and Restated Outside Director Retirement Plan (9)

10.10(b) Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (9)

10.11     Restated  Flushing  Savings Bank, FSB Supplemental  Savings  Incentive
          Plan

10.12(a) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (On September 29, 1998, an Indemnity Agreement substantially identical in all material respect to the Indemnity Agreement filed as exhibit 10.8(a) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of James D. Bennett and Louis C. Grassi) (2)

10.12(b) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (An Indemnity Agreement substantially identical in all material respect to the Indemnity Agreement filed as exhibit 10.8(b) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of John R. Buran, Robert L. Callicutt, and Francis W. Korzekwinski on January 22, 2001, July 20, 1999, and July 20, 1999, respectively) (2)

10.13     Employee Benefit Trust Agreement (1)

10.13(a)  Amendment to the Employee Benefit Trust Agreement (5)

10.14     Loan Document for Employee Benefit Trust (1)

10.15     Guarantee by Flushing Financial  Corporation (1)

10.16 Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.16(a)  Amendment to Gerard P. Tully, Sr. Consulting Agreement (5)

10.16(b)  Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.16(c)  Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (8)

10.16(d)  Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement

10.17 1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended through March 19, 2002)

10.18 1996 Stock Option Incentive Plan of Flushing Financial Corporation (as amended through March 19, 2002)

10.19 Agreement and Plan of Merger as of April 24, 1997, by and between Flushing Financial Corporation, Flushing Savings Bank, FSB and New York Federal Savings Bank (4)

13.1      2001 Annual Report to Stockholders

22.1 Subsidiaries information incorporated herein by reference to Part I - Subsidiary Activities

23.1      Consent of  Independent  Accountants

99.1 Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which will be filed with the SEC within 30 days from the date this Form 10-K is filed.

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

(5) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(7) Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(9) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(10) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 29, 2002.


                                        FLUSHING FINANCIAL CORPORATION


                                        By  /S/ MICHAEL J. HEGARTY
                                            -----------------------------------
                                            Michael J. Hegarty
                                            President and CEO

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

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ MICHAEL J. HEGARTY              Director, President (Principal              March 29, 2002
----------------------------        Executive Officer)
      Michael J. Hegarty


/s/ GERARD P. TULLY, SR.            Director, Chairman                          March 29, 2002
----------------------------
      Gerard P. Tully, Sr.


/s/ MONICA C. PASSICK               Treasurer (Principal Financial and          March 29, 2002
----------------------------        Accounting Officer)
      Monica C. Passick


/s/ JAMES D. BENNETT                Director                                    March 29, 2002
----------------------------
      James D. Bennett


/s/ LOUIS C. GRASSI                 Director                                    March 29, 2002
----------------------------
      Louis C. Grassi


/s/ ROBERT A. MARANI                Director                                    March 29, 2002
----------------------------
      Robert A. Marani

/s/ JOHN O. MEAD                    Director                                    March 29, 2002
----------------------------
      John O. Mead


/s/ VINCENT F. NICOLOSI             Director                                    March 29, 2002
----------------------------
      Vincent F. Nicolosi


/s/ FRANKLIN F. REGAN, JR.          Director                                    March 29, 2002
----------------------------
      Franklin F. Regan, Jr.


/s/ JOHN E. ROE, SR.                Director                                    March 29, 2002
----------------------------
      John E. Roe, Sr.


/s/ MICHAEL J. RUSSO                Director                                    March 29, 2002
----------------------------
      Michael J. Russo

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit No.Description
---------- --------------------------------------------------------------------


10.11     Restated  Flushing  Savings Bank, FSB Supplemental  Savings  Incentive
          Plan

10.16(d)  Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement

10.17 1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended through March 19, 2002)

10.18 1996 Stock Option Incentive Plan of Flushing Financial Corporation (as amended through March 19, 2002)

13.1      2001 Annual Report to Stockholders

23.1      Consent of Independent Accountants