Form 10-Q
period 2002-03-31
FLUSHING FINANCIAL CORP
filed 2002-04-25
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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

The number of shares of the registrant's Common Stock outstanding as of April 19, 2002 was 13,100,946.



                                                    TABLE OF CONTENTS


                                                                                                              PAGE

PART I  --  FINANCIAL INFORMATION
ITEM 1.   Financial Statements
     Consolidated Statements of Financial Condition .............................................................1
     Consolidated Statements of Operations and Comprehensive Income .............................................2
     Consolidated Statements of Cash Flows ......................................................................3
     Consolidated Statements of Changes in Stockholders' Equity .................................................4
     Notes to Consolidated Statements ...........................................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ..................................................................................7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................................17

PART II. --  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS......................................................................................17
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................................17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................................................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................................17
ITEM 5.  OTHER INFORMATION .....................................................................................17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................................................17
SIGNATURES .....................................................................................................18





                                             PART I -- FINANCIAL INFORMATION

                                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except  share data)                                       March 31, 2002        December 31, 2001
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)

Cash and due from banks                                                         $            10,720  $            20,008
Federal funds sold                                                                               --               18,500
Securities available for sale:
    Mortgage-backed securities                                                              241,524              243,058
    Other securities                                                                         80,570               62,481
Loans:
    1-4 Family residential mortgage loans                                                   450,726              461,801
    Multi-family mortgage loans                                                             398,833              369,651
    Commercial real estate loans                                                            223,989              214,410
    Co-operative apartment loans                                                              6,204                6,601
    Construction loans                                                                       15,433               13,807
    Small Business Administration loans                                                       4,280                3,911
    Consumer and other loans                                                                  2,295                2,814
    Net unamortized premiums and unearned loan fees                                             919                  787
    Allowance for loan losses                                                                (6,586)              (6,585)
                                                                                 ------------------   ------------------
         Net loans                                                                        1,096,093            1,067,197
Interest and dividends receivable                                                             8,701                7,945
Real estate owned, net                                                                           93                   93
Bank premises and equipment, net                                                              5,475                5,565
Federal Home Loan Bank of New York stock                                                     23,964               25,422
Goodwill                                                                                      3,905                3,905
Other assets                                                                                 33,885               33,355
                                                                                 ------------------   ------------------
          Total assets                                                          $         1,504,930  $         1,487,529
                                                                                 ==================   ==================
LIABILITIES
Due to depositors:
    Non-interest bearing                                                        $            30,154  $            28,594
    Interest-bearing:
       Certificate of deposit accounts                                                      480,195              467,172
       Passbook savings accounts                                                            203,927              195,855
       Money market accounts                                                                107,022               93,789
       NOW accounts                                                                          34,573               33,107
                                                                                 ------------------   ------------------
          Total interest-bearing deposits                                                   825,717              789,923
Mortgagors' escrow deposits                                                                  16,541               10,065
Borrowed funds                                                                              487,430              513,435
Other liabilities                                                                            15,462               12,125
                                                                                 ------------------   ------------------
          Total liabilities                                                               1,375,304            1,354,142
                                                                                 ------------------   ------------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                                   --                   --
Common stock ($0.01 par value; 20,000,000 shares authorized; 13,852,063 shares issued; 13,098,196 and 13,487,784 shares outstanding at
   March 31, 2002 and December 31, 2001, respectively)                                          139                  139
Additional paid-in capital                                                                   45,422               45,280
Treasury stock, at average cost (753,867 and 364,279 shares at
   March 31, 2002 and December 31, 2001, respectively)                                      (12,229)              (5,750)
Unearned compensation                                                                        (7,504)              (7,766)
Retained earnings                                                                           102,872               99,641
Accumulated other comprehensive income, net of taxes                                            926                1,843
          Total stockholders' equity                                                        129,626              133,387
                                                                                 ------------------   ------------------
          Total liabilities and stockholders' equity                            $         1,504,930  $         1,487,529
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



                                             PART I -- FINANCIAL INFORMATION

                                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                            For the three months
                                                                                              ended March 31,
                                                                                   --------------------------------------
(In thousands, except per share data)                                                     2002                 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                        $            21,801   $          20,443
Interest and dividends on securities:
    Interest                                                                                    4,096               4,046
    Dividends                                                                                      36                  56
Other interest income                                                                             180                 506
                                                                                   ------------------    ----------------
          Total interest and dividend income                                                   26,113              25,051
                                                                                   ------------------    ----------------
INTEREST EXPENSE
Deposits                                                                                        6,863               7,364
Other interest expense                                                                          6,839               7,716
                                                                                   ------------------    ----------------
          Total interest expense                                                               13,702              15,080
                                                                                   ------------------    ----------------
NET INTEREST INCOME                                                                            12,411               9,971
Provision for loan losses                                                                          --                  --
                                                                                   ------------------    ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            12,411               9,971
                                                                                   ------------------    ----------------
NON-INTEREST INCOME
Other fee income                                                                                  699                 561
Net gain on sales of securities and loans                                                          20                 212
Other income                                                                                      667                 950
                                                                                   ------------------    ----------------
          Total non-interest income                                                             1,386               1,723
                                                                                   ------------------    ----------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                                  3,429               3,132
Occupancy and equipment                                                                           655                 577
Professional services                                                                             696                 543
Data processing                                                                                   373                 345
Depreciation and amortization                                                                     257                 272
Other operating expenses                                                                        1,091               1,098
                                                                                   ------------------    ----------------
          Total non-interest expense                                                            6,501               5,967
                                                                                   ------------------    ----------------
INCOME BEFORE INCOME TAXES                                                                      7,296               5,727
                                                                                   ------------------    ----------------
PROVISION FOR INCOME TAXES
Federal                                                                                         2,263               1,808
State and local                                                                                   495                 310
                                                                                   ------------------    ----------------
          Total provision for income taxes                                                      2,758               2,118
                                                                                   ------------------    ----------------
NET INCOME                                                                        $             4,538   $           3,609
                                                                                   ==================    ================
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized (losses) gains on securities:
    Unrealized holding gains (losses) arising during period                       $              (917)  $           1,038
    Less: reclassification adjustments for gains (losses) included in
              net income                                                                          --                 (62)
                                                                                   ------------------    ----------------
          Net unrealized holding gains (losses)                                                  (917)                976
                                                                                   ------------------    ----------------
COMPREHENSIVE NET INCOME                                                          $             3,621   $           4,585
                                                                                   ==================    ================

Basic earnings per share (1)                                                                    $0.38               $0.29
Diluted earnings per share (1)                                                                  $0.36               $0.28



(1) 2001 per share information is restated to reflect the three-for-two split of the Company's common stock paid in the form of a dividend on August 30, 2001.

The accompanying notes are an integral part of these consolidated financial statements.




                                             PART I -- FINANCIAL INFORMATION

                                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the three months ended
                                                                                                March 31,
                                                                                 ---------------------------------------
(In thousands)                                                                          2002                 2001
------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)

OPERATING ACTIVITIES
Net income                                                                       $            4,538   $            3,609
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                   --                   --
     Depreciation and amortization of bank premises and equipment                               257                  272
     Amortization of goodwill                                                                    --                   92
     Net gain on sales of securities                                                             --                  (99)
     Net gain on sales of  loans                                                                (20)                (113)
     Net loss on sales of real estate owned                                                      --                    4
     Amortization of unearned premium, net of accretion of unearned discount                    712                  241
     Accretion of deferred income                                                               (46)                (132)
     Deferred income tax benefit                                                               (107)                (205)
     Deferred compensation                                                                      119                  110
Net increase in other assets and liabilities                                                  2,965                2,233
Unearned compensation                                                                           274                  383
                                                                                 ------------------    -----------------
          Net cash provided by operating activities                                           8,692                6,395
                                                                                 ------------------    -----------------
INVESTING ACTIVITIES
Purchases of bank premises and equipment                                                       (167)                 (49)
Redemptions of Federal Home Loan Bank shares                                                  1,458                   --
Purchases of securities available for sale                                                  (49,306)             (39,686)
Proceeds from sales and calls of securities available for sale                                   --               28,583
Proceeds from maturities and repayments of securities available for sale                     30,434               18,608
Net originations and repayment of loans                                                     (18,944)             (27,474)
Purchases of loans                                                                           (9,994)                (314)
Proceeds from sales of real estate owned                                                         --                   40
                                                                                 ------------------    -----------------
          Net cash used by investing activities                                             (46,519)             (20,292)
                                                                                 ------------------    -----------------
FINANCING ACTIVITIES
Net increase in non-interest bearing deposits                                                 1,560                2,675
Net increase in interest-bearing deposits                                                    35,794               19,724
Net increase in mortgagors' escrow deposits                                                   6,476                7,389
Net decrease in short-term borrowed funds                                                        --               (6,775)
Proceeds from long-term borrowed funds                                                       10,000               18,000
Repayment of long-term borrowed funds                                                       (36,005)             (15,337)
Purchases of treasury stock, net                                                             (6,698)              (1,589)
Cash dividends paid                                                                          (1,088)                (926)
                                                                                 ------------------    -----------------
          Net cash provided by financing activities                                          10,039               23,161
                                                                                 ------------------    -----------------
Net increase (decrease) in cash and cash equivalents                                        (27,788)               9,264
Cash and cash equivalents, beginning of period                                               38,508               21,993
                                                                                 ------------------    -----------------
         Cash and cash equivalents, end of period                                $           10,720   $           31,257
                                                                                 ==================    =================

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                    $           13,620   $           14,860
Income taxes paid                                                                               209                  305

Non-cash activities:
   Loans transferred through foreclosure of a related mortgage loan to real estate owned         --                   47


The accompanying notes are an integral part of these consolidated financial statements.


                                             PART I -- FINANCIAL INFORMATION

                                     FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)


                                                                                             For the three months ended
(In thousands, except share data)                                                                  March 31, 2002
--------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance, beginning of period                                                              $                            139
No activity                                                                                                             --
                                                                                           -------------------------------
         Balance, end of period                                                           $                            139
                                                                                           ===============================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                              $                         45,280
Award of shares released from Employee Benefit Trust (1,093 common shares)                                              12
Tax benefit of unearned compensation                                                                                   130
                                                                                           -------------------------------
         Balance, end of period                                                           $                         45,422
                                                                                           ===============================
TREASURY STOCK
Balance, beginning of period                                                              $                         (5,750)
Purchases of common shares outstanding (414,400 common shares)                                                      (6,871)
Repurchase of restricted stock awards (638 common shares)                                                              (11)
Options exercised (25,450 common shares)                                                                               403
                                                                                           -------------------------------
         Balance, end of period                                                           $                        (12,229)
                                                                                           ===============================
UNEARNED COMPENSATION
Balance, beginning of period                                                              $                         (7,766)
Restricted stock award expense                                                                                         150
Release of shares from Employee Benefit Trust (21,951 common shares)                                                   112
                                                                                           -------------------------------
         Balance, end of period                                                           $                         (7,504)
                                                                                           ===============================
RETAINED EARNINGS
Balance, beginning of period                                                              $                         99,641
Net income                                                                                                           4,538
Options exercised (25,450 common shares)                                                                              (219)
Cash dividends declared and paid                                                                                    (1,088)
                                                                                           -------------------------------
         Balance, end of period                                                           $                        102,872
                                                                                           ===============================
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance, beginning of period                                                              $                          1,843
Change in net unrealized gain, net of taxes of approximately $781 on securities
        available for sale                                                                                            (917)
                                                                                           -------------------------------
         Balance, end of period                                                           $                            926
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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

2.    USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


3.    EARNINGS PER SHARE

Basic earnings per share for each of the three-month periods ended March 31, 2002 and 2001 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards.  Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the respective periods. Earnings per share has been computed based on the following:


                                                                                       Three months ended
                                                                                            March 31,
                                                                             ---------------------------------------
(Amounts in thousands, except per share data)                                        2002               2001
--------------------------------------------------------------------------------------------------------------------

Net income                                                                                 $4,538             $3,609
Divided by:
     Weighted average common shares outstanding                                            11,970             12,364
     Weighted average common stock equivalents                                                571                436
Total weighted average common shares & common stock equivalents                            12,541             12,800
Basic earnings per share                                                                    $0.38              $0.29
Diluted earnings per share                                                                  $0.36              $0.28
Dividends per share                                                                        $0.090             $0.073
Dividend payout ratio                                                                      23.68%             25.17%


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

5.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. The Statement changes the approach to how goodwill and other intangible assets are accounted for subsequent to their recognition. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will be amortized over their useful lives. The Statement provides specific guidance on testing intangible assets that will not be amortized for impairment. As of December 31, 2001, the Company had goodwill with a remaining balance of $3.9 million recorded in connection with its purchase of New York Federal Savings Bank in 1997. Annual amortization expense had been $0.4 million. Effective January 1, 2002, the Company is no longer recording this amortization expense, but rather is required, at least annually, to test the remaining goodwill for impairment. The impairment test performed in connection with the adoption of this Statement in January 2002 did not require an adjustment to the carrying value of the goodwill.

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

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family residential mortgage loans (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family income-producing property loans and commercial real estate loans;
(2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans.

The Company's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company's interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY ("FHLB-NY") stock and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the second preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 2001 Annual Report to Stockholders and its SEC Report on Form 10-K for the year ended December 31, 2001. Forward-looking statements may be identified by terms such as "may", "will", "should",

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED
MARCH 31, 2002 AND 2001

GENERAL. Diluted earnings per share increased 28.6% to $0.36 for the three months ended March 31, 2002 from $0.28 for the three months ended March 31, 2001. Net income increased $0.9 million, or 25.7%, to $4.5 million for the three months ended March 31, 2002 from $3.6 million for the three months ended March 31, 2001. The return on average assets for the three months ended March 31, 2002 increased to 1.20% from 1.06% for the three months ended March 31, 2001, while the return on average equity for the three months ended March 31, 2002 increased to 13.75% from 11.40% for the three months ended March 31, 2001.

INTEREST INCOME. Total interest and dividend income increased $1.1 million, or 4.2%, to $26.1 million for the three months ended March 31, 2002 from $25.0 million for the three months ended March 31, 2001. This increase was primarily the result of a $152.4 million increase in the average balance of interest-earning assets for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The average balance of mortgage loans, net, and other securities increased $79.0 million and $51.2 million, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The yield on interest- earning assets declined 54 basis points to 7.34% for the three months ended March 31, 2002 from 7.88% for the three months ended March 31, 2001. This decrease is primarily due to the declining interest rate environment experienced during 2001, as the yields on short term and adjustable rate investments declined. These declines were partially offset by the increase in the average balance of the higher yielding mortgage loan portfolio.

INTEREST EXPENSE. Interest expense decreased $1.4 million, or 9.1%, to $13.7 million for the three months ended March 31, 2002 from $15.1 million for the three months ended March 31, 2001, primarily due to a 97 basis point decrease in the average cost of interest-bearing liabilities to 4.10% in the three months ended March 31, 2002 from 5.07% in the three months ended March 31, 2001. This decrease was partially offset by a $147.9 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during 2001, coupled with an increase in the average balance of lower costing core deposits. This marks the fifth consecutive quarter that the cost of funds has declined.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME. For the three months ended March 31, 2002, net interest income increased $2.4 million, or 24.5%, to $12.4 million from $10.0 million in the three months ended March 31, 2001. This increase in net interest income is primarily due to a 43 basis point increase in the net interest spread and a $152.4 million increase in the average balance of interest-earning assets. The net interest margin increased 35 basis points to 3.49% in the 2002 first quarter from 3.14% in the comparable 2001 quarter.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three-month periods ended March 31, 2002 or 2001. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended March 31, 2002 and 2001.

NON-INTEREST INCOME. Total non-interest income decreased by $0.3 million, or 19.6%, to $1.4 million for the three months ended March 31, 2002 from $1.7 million for the three months ended March 31, 2001. Higher fee income from loan fees and banking services was more than offset by reduced net gains on the sale of securities and loans and reduced dividends on FHLB-NY stock.

NON-INTEREST EXPENSE. Non-interest expense was $6.5 million for the three months ended March 31, 2002, an increase of $0.5 million, or 8.9%, as compared to $6.0 million for the three months ended March 31, 2001, but comparable to the quarter ended December 31, 2001. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. This resulted in increases in salaries and benefits and professional services, which includes advertising. Management continues to monitor expenditures resulting in an improvement in the efficiency ratio to 47.1% for the three months ended March 31, 2002 from 50.7% for the three months ended March 31, 2001.

INCOME BEFORE INCOME TAXES. Total income before the provision for income taxes increased $1.6 million, or 27.4%, to $7.3 million for the three months ended March 31, 2002 as compared to $5.7 million for the three months ended March 31, 2001, for the reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $0.7 million to $2.8 million for the three months ended March 31, 2002 as compared to $2.1 million for the three months ended March 31, 2001. This increase is due to the $1.6 million increase in income before taxes.

FINANCIAL CONDITION

ASSETS. Total assets at March 31, 2002 were $1,504.9 million, a $17.4 million increase from December 31, 2001. During the three months ended March 31, 2002, loan originations and purchases were $23.2 million for 1-4 family residential mortgage loans ($17.3 million in mixed-use), $37.9 million for multi-family real estate loans, $15.4 million for commercial real estate loans and $4.0 million in construction loans. During the three months ended March 31, 2001, loan originations and purchases were $18.1 million for 1-4 family residential mortgage loans ($11.2 million in mixed-use), $10.6 million for multi-family real estate loans, $23.6 million for commercial real estate loans and $2.1 million in construction loans. Total loans, net, increased $28.9 million during the three months ended March 31, 2002 to $1,096.1 million from $1,067.2 million at December 31, 2001.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.1 million at March 31, 2002 as compared to $2.4 million at December 31, 2001 and $1.8 million at March 31, 2001. Total non-performing assets as a percentage of total assets were 0.14% at March 31, 2002 as compared to 0.16% at December 31, 2001 and 0.13% at March 31, 2001. The ratio of allowance for loan losses to total non-performing loans was 327% at March 31, 2002 as compared to 284% at December 31, 2001 and 395% at March 31, 2001.

LIABILITIES. Total liabilities increased $21.2 million to $1,375.3 million at March 31, 2002 from $1,354.1 million at December 31, 2001. Due to depositors increased $37.4 million as certificate of deposit accounts increased $13.0 million while lower costing core deposits, primarily money market deposit accounts, increased $24.4 million. Borrowed funds declined $26.0 million to $487.4 million at March 31, 2002.

EQUITY. Total stockholders' equity decreased $3.8 million to $129.6 million at March 31, 2002 from $133.4 million at December 31, 2001. The $4.5 million in net income for the three months ended March 31, 2002 was offset by a decline of $0.9 million in the net after tax unrealized gain in the market value of securities available for sale, $6.9 million in treasury shares purchased through the Company's stock repurchase plans and $1.1 million in cash dividends paid during the three month period. Quarterly dividends per share were increased to $0.09 per share for the first quarter of 2002 from $0.08 per share in the fourth quarter of 2001. Book value per share was $9.90 per share at March 31, 2002 compared to $9.89 per share at December 31, 2001 and $9.37 at March 31, 2001.

Under its stock repurchase program, the Company repurchased 414,000 shares for the three months ended March 31, 2002, leaving 138,000 shares to be repurchased under the current stock repurchase program.

CASH FLOW. During the three months ended March 31, 2002, funds provided by the Company's operating activities amounted to $8.7 million. These funds, together with $10.0 million provided by financing activities and $38.5 million available at the beginning of the year, were utilized to fund net investing activities of $46.5 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the three months ended March 31, 2002, the net total of loan originations less loan repayments was $18.9 million, and the total amount of real estate loans purchased was $10.0 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities, and corporate debt securities. During the three months ended March 31, 2002, the Company purchased a total of $49.3 million in securities available for sale. Funds for investment were also provided by $30.4 million in repayments of securities available for sale. The Company also used funds of $6.7 million for net treasury stock repurchases and $1.1 million in dividend payments during the three months ended March 31, 2002.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2002. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.


                                     Projected Percentage Change In
                                     Net Interest           Net Portfolio              Net Portfolio
Change in Interest Rate                 Income                  Value                   Value Ratio
-----------------------------------------------------------------------------------------------------

-300 Basis points                        -4.66%                1.61%                        10.32%
-200 Basis points                        -0.77                 2.04                         10.58
-100 Basis points                         0.41                 3.72                         10.95
Base interest rate                       --                   --                            10.81
+100 Basis points                        -3.05               -14.78                          9.51
+200 Basis points                        -6.87               -29.27                          8.15
+300 Basis points                       -10.88               -44.00                          6.67


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards.  At March 31, 2002, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations.
Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2002.


(Dollars in thousands)                                         Amount                  Percent of Assets
--------------------------------------------------------------------------------------------------------

TANGIBLE CAPITAL:
     Capital level                                             $112,528                            7.55%
     Requirement                                                 22,369                            1.50
     Excess                                                      90,159                            6.05

CORE CAPITAL:
     Capital level                                             $112,528                            7.55%
     Requirement                                                 44,738                            3.00
     Excess                                                      67,790                            4.55

RISK-BASED CAPITAL:
     Capital level                                             $119,114                           13.45%
     Requirement                                                 70,826                            8.00
     Excess                                                      48,288                            5.45



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-
bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-
bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of
Operations for the three-month periods ended March 31, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

                                                                   For the three months ended March 31,
                                              ------------------------------------------------------------------------------
                                                               2002                                    2001
                                              --------------------------------------   -------------------------------------
                                                 Average                  Average        Average                  Average
(Dollars in thousands)                           Balance     Interest   Yield/Cost       Balance     Interest    Yield/Cost
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:
    Mortgage loans, net                          $1,069,122     $21,692       8.12%        $990,160      $20,323      8.21%
    Other loans                                       6,295         109       6.93            5,944          120      8.08
                                              --------------------------------------   -------------------------------------
         Total loans, net                         1,075,417      21,801       8.11          996,104       20,443      8.21
                                              --------------------------------------   -------------------------------------
    Mortgage-backed securities                      237,049       3,435       5.80          223,618        3,829      6.85
    Other securities                                 66,831         697       4.17           15,663          273      6.97
                                              --------------------------------------   -------------------------------------
         Total securities                           303,880       4,132       5.44          239,281        4,102      6.86
                                              --------------------------------------   -------------------------------------
    Interest-earning deposits and
      federal funds sold                             44,211         180       1.63           35,690          506      5.67
                                              --------------------------------------   -------------------------------------
          Total interest-earning assets           1,423,508      26,113       7.34        1,271,075       25,051      7.88
                                                           -------------------------               -------------------------
Other assets                                         90,201                                  87,095
                                              -------------                            ------------
          Total assets                           $1,513,709                              $1,358,170
                                              =============                            ============
LIABILITIES AND EQUITY

Interest-bearing liabilities:
       Passbook accounts                           $199,939         850       1.70         $186,254          950      2.04
       NOW accounts                                  33,655          83       0.99           29,856          140      1.88
       Money market accounts                        100,920         592       2.35           45,216          368      3.26
       Certificate of deposit accounts              474,484       5,320       4.48          407,644        5,885      5.77
                                              --------------------------------------   -------------------------------------
          Total due to depositors                   808,998       6,845       3.38          668,970        7,343      4.39
       Mortgagors' escrow deposits                   12,959          18       0.56           11,268           21      0.75
                                              --------------------------------------   -------------------------------------
          Total deposits                            821,957       6,863       3.34          680,238        7,364      4.33
       Borrowed funds                               514,877       6,839       5.31          508,744        7,716      6.07
                                              --------------------------------------   -------------------------------------
          Total interest-bearing liabilities      1,336,834      13,702       4.10        1,188,982       15,080      5.07
                                                           -------------------------               -------------------------
Other liabilities                                    44,904                                  42,507
                                              -------------                            ------------
          Total liabilities                       1,381,738                               1,231,489
Equity                                              131,971                                 126,681
                                              -------------                            ------------
          Total liabilities and equity           $1,513,709                              $1,358,170
                                              =============                            ============
Net interest income/Interest rate spread                        $12,411       3.24%                       $9,971       2.81%
                                                           =========================               =========================
Net interest-earning assets /
    Net interest margin                             $86,674                   3.49%         $82,093                     3.14%
                                              =============            =============   ============             ============
Ratio of interest-earning assets to
    interest-bearing liabilities                                              1.06x                                     1.07x
                                                                       =============                            ============


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


                                                                         Three Months Ended
                                                     -----------------------------------------------------------
(In thousands)                                                    March 31, 2002                  March 31, 2001
----------------------------------------------------------------------------------------------------------------

MORTGAGE LOANS
At beginning of period                                                $1,066,270                        $985,953
Mortgage loans originated:
    One-to-four family                                                    22,389                          17,759
    Cooperative                                                              150                              56
    Multi-family real estate                                              37,892                          10,649
    Commercial real estate                                                 6,040                          23,605
    Construction                                                           4,053                           2,143
                                                     ---------------------------      --------------------------
          Total mortgage loans originated                                 70,524                          54,212
                                                     ---------------------------      --------------------------
Mortgage loans purchased:
    One-to-four family                                                       674                             310
    Commercial real estate                                                 9,315                              --
                                                     ---------------------------      --------------------------
          Total acquired loans                                             9,989                             310
                                                     ---------------------------      --------------------------
Less:
    Principal and other reductions                                        51,598                          25,554
    Mortgage loan foreclosures                                                --                              47
                                                     ---------------------------      --------------------------
At end of period                                                      $1,095,185                      $1,014,874
                                                     ===========================      ==========================

OTHER LOANS
At beginning of period                                                    $6,725                          $6,548

Other loans originated:
    Small Business Administration                                          1,424                             300
    Small business loans                                                       7                             110
    Other loans                                                              228                             166
                                                     ---------------------------      --------------------------
           Total other loans originated                                    1,659                             576
                                                     ---------------------------      --------------------------
Less:
    Sales                                                                    964                             150
    Principal and other reductions                                           845                           1,480
                                                     ---------------------------      --------------------------
At end of period                                                          $6,575                          $5,494
                                                     ===========================      ==========================



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



(Dollars in thousands)                                     March 31, 2002                    December 31, 2001
-------------------------------------------------------------------------------------------------------------------

Non-accrual mortgage loans                                                $1,880                             $2,203
Other non-accrual loans                                                      133                                117
                                                     ---------------------------       ----------------------------
          Total non-accrual loans                                          2,013                              2,320

Mortgage loans 90 days or more delinquent
     and still accruing                                                       --                                 --
Other loans 90 days or more delinquent
     and still accruing                                                       --                                 --
                                                     ---------------------------        ---------------------------
          Total non-performing loans                                       2,013                              2,320

Real estate owned (foreclosed real estate)                                    93                                 93
                                                     ---------------------------        ---------------------------
          Total non-performing assets                                     $2,106                             $2,413
                                                     ===========================        ===========================

Non-performing loans to gross loans                                        0.18%                              0.22%
Non-performing assets to total assets                                      0.14%                              0.16%


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


                                                                                Three Months Ended
                                                           -------------------------------------------------------------
(Dollars in thousands)                                           March 31, 2002                     March 31, 2001
------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                 $6,585                             $6,721
Provision for loan losses                                                          --                                 --
Loans charged-off:
    One-to-four family                                                             --                                 --
    Co-operative                                                                   --                                 --
    Multi-family                                                                   --                                  2
    Commercial                                                                     --                                 --
    Construction                                                                   --                                 --
    Other                                                                           4                                  2
                                                           --------------------------         --------------------------
          Total loans charged-off                                                   4                                  4
                                                           --------------------------         --------------------------
Recoveries:
    Mortgage loans                                                                  1                                 --
    Other loans                                                                     4                                  7
                                                           --------------------------         --------------------------
          Total recoveries                                                          5                                  7
                                                           --------------------------         --------------------------
Balance at end of period                                                       $6,586                             $6,724
                                                           ==========================         ==========================

Ratio of net charge-offs during the year to
    average loans outstanding during the period                                 0.00%                              0.00%
Ratio of allowance for loan losses to loans at end of period                    0.60%                              0.66%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                                   312.73%                            383.25%
Ratio of allowance for loan losses to non-performing
    loans at end of period                                                    327.14%                            394.72%



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

                                                Flushing Financial Corporation,




Dated: April 24, 2002                     By: /s/Michael J. Hegarty
------------------------                  -------------------------------------
                                          Michael J. Hegarty
                                          President and Chief Executive Officer




Dated: April 24, 2002                     By: /s/Monica C. Passick
------------------------                  -------------------------------------
                                          Monica C. Passick
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer