Form 10-Q
period 2002-06-30
FLUSHING FINANCIAL CORP
filed 2002-08-14
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

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


The number of shares of the registrant's Common Stock outstanding as of July 24, 2002 was 13,110,868.



                                TABLE OF CONTENTS



                                                                                         PAGE

PART I  -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
     Consolidated Statements of Financial Condition .........................................1
     Consolidated Statements of Operations and Comprehensive Income .........................2
     Consolidated Statements of Cash Flows ..................................................3
     Consolidated Statements of Changes in Stockholders' Equity .............................4
     Notes to Consolidated Statements .......................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS ..............................................................7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........................19

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS..................................................................19
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................19
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................................................19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................20
ITEM 5.  OTHER INFORMATION .................................................................20
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................21
SIGNATURES..................................................................................22



                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except  share data)                                  June 30, 2002       December 31, 2001
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                           (Unaudited)

Cash and due from banks                                                     $        15,593        $       20,008
Federal funds sold                                                                    8,000                18,500
Securities available for sale:
    Mortgage-backed securities                                                      236,342               243,058
    Other securities                                                                 65,381                62,481
Loans:
    One-to-four family residential real estate loans                                450,462               461,801
    Multi-family real estate loans                                                  429,513               369,651
    Commercial real estate loans                                                    228,631               214,410
    Co-operative apartment loans                                                      5,788                 6,601
    Construction loans                                                               17,864                13,807
    Small Business Administration loans                                               4,708                 3,911
    Consumer and other loans                                                          3,322                 2,814
    Net unamortized premiums and unearned loan fees                                   1,150                   787
    Allowance for loan losses                                                        (6,580)               (6,585)
                                                                            ---------------        --------------
         Net loans                                                                1,134,858             1,067,197
Interest and dividends receivable                                                     8,951                 7,945
Real estate owned, net                                                                    -                    93
Bank premises and equipment, net                                                      5,504                 5,565
Federal Home Loan Bank of New York stock                                             23,464                25,422
Goodwill                                                                              3,905                 3,905
Other assets                                                                         43,644                33,355
                                                                            ---------------        --------------
          Total assets                                                      $     1,545,642        $    1,487,529
                                                                            ===============        ==============
LIABILITIES
Due to depositors:
    Non-interest bearing                                                    $        33,535        $       28,594
    Interest-bearing:
       Certificate of deposit accounts                                              502,689               467,172
       Passbook savings accounts                                                    210,022               195,855
       Money market accounts                                                        119,148                93,789
       NOW accounts                                                                  35,727                33,107
                                                                            ---------------        --------------
          Total interest-bearing deposits                                           867,586               789,923
Mortgagors' escrow deposits                                                          12,256                10,065
Borrowed funds                                                                      488,175               513,435
Other liabilities                                                                    11,861                12,125
                                                                            ---------------        --------------
          Total liabilities                                                       1,413,413             1,354,142
                                                                            ---------------        --------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                            -                     -
Common stock ($0.01 par value; 40,000,000 shares authorized; 13,852,063 shares issued; 13,145,459 and 13,487,784 shares outstanding at
 June 30, 2002 and December 31, 2001, respectively)                                     139                   139
Additional paid-in capital                                                           45,912                45,280
Treasury stock, at average cost (706,604 and 364,279 shares at
 June 30, 2002 and December 31, 2001, respectively)                                 (11,673)               (5,750)
Unearned compensation                                                                (8,505)               (7,766)
Retained earnings                                                                   103,225                99,641
Accumulated other comprehensive income, net of taxes                                  3,131                 1,843
                                                                            ---------------        --------------
          Total stockholders' equity                                                132,229               133,387
                                                                            ---------------        --------------
          Total liabilities and stockholders' equity                        $     1,545,642        $    1,487,529
                                                                            ===============        ==============

The accompanying notes are an integral part of these consolidated financial statements.


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                         For the three months    For the six months
                                                                            ended June 30,         ended June 30,
                                                                         ---------------------  ---------------------
(In thousands, except per share data)                                       2002       2001        2002       2001
---------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                              $    22,514 $   20,939 $    44,315 $   41,382
Interest and dividends on securities:
    Interest                                                                  4,028      3,832       8,124      7,878
    Dividends                                                                    35         56          71        112
Other interest income                                                           101        400         281        906
                                                                         ----------  ---------  ----------  ---------
          Total interest and dividend income                                 26,678     25,227      52,791     50,278
                                                                         ----------  ---------  ----------  ---------
INTEREST EXPENSE
Deposits                                                                      6,954      7,553      13,817     14,917
Other interest expense                                                        6,540      7,526      13,379     15,242
                                                                         ----------  ---------  ----------  ---------
          Total interest expense                                             13,494     15,079      27,196     30,159
                                                                         ----------  ---------  ----------  ---------
NET INTEREST INCOME                                                          13,184     10,148      25,595     20,119
Provision for loan losses                                                         -          -           -          -
                                                                         ----------  ---------  ----------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          13,184     10,148      25,595     20,119
                                                                         ----------  ---------  ----------  ---------
NON-INTEREST INCOME
Other fee income                                                                681        623       1,380      1,184
Net gain (loss) on sales of securities and loans                             (4,279)         6      (4,259)       218
Other income                                                                    702        989       1,369      1,939
                                                                         ----------  ---------  ----------  ---------
          Total non-interest income                                          (2,896)     1,618      (1,510)     3,341
                                                                         ----------  ---------  ----------  ---------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                3,537      3,159       6,966      6,291
Occupancy and equipment                                                         674        575       1,329      1,152
Professional services                                                           697        538       1,393      1,081
Data processing                                                                 376        302         749        647
Depreciation and amortization                                                   258        267         515        539
Other operating expenses                                                      1,431      1,143       2,522      2,241
                                                                         ----------  ---------  ----------  ---------
          Total non-interest expense                                          6,973      5,984      13,474     11,951
                                                                         ----------  ---------  ----------  ---------
INCOME BEFORE INCOME TAXES                                                    3,315      5,782      10,611     11,509
                                                                         ----------  ---------  ----------  ---------
PROVISION FOR INCOME TAXES
Federal                                                                       1,143      1,674       3,406      3,482
State and local                                                                 131        466         626        776
                                                                         ----------  ---------  ----------  ---------
          Total taxes                                                         1,274      2,140       4,032      4,258
                                                                         ----------  ---------  ----------  ---------
NET INCOME                                                              $     2,041 $    3,642 $     6,579 $    7,251
                                                                         ==========  =========  ==========  =========
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized  gains (losses) on securities:
 Unrealized holding gains (losses) arising during period                $      (153)$      (47)$    (1,070)$      991
 Reclassification adjustments for (gains) losses included in income           2,358         --       2,358        (62)
                                                                         ----------  ---------  ----------  ---------
     Net unrealized holding gains (losses)                                    2,205        (47)      1,288        929
                                                                         ----------  ---------  ----------  ---------
COMPREHENSIVE NET INCOME                                                $     4,246 $    3,595 $     7,867 $    8,180
                                                                         ==========  =========  ==========  =========

Basic earnings per share (1)                                                  $0.17      $0.30       $0.56      $0.59
Diluted earnings per share (1)                                                $0.17      $0.28       $0.53      $0.57


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


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the six months ended
                                                                                                  June 30,
                                                                                       -------------------------------
(In thousands)                                                                                2002             2001
----------------------------------------------------------------------------------------------------------------------

                                                                                       (Unaudited)

OPERATING ACTIVITIES
Net income                                                                            $         6,579  $         7,251
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                     --               --
     Depreciation and amortization of bank premises and equipment                                 515              539
     Amortization of goodwill                                                                      --              183
     Net (gain) loss on sales of securities                                                     4,367              (99)
     Net gain on sales of  loans                                                                 (108)            (119)
     Net gain on sales of real estate owned                                                        (4)             (11)
     Amortization of unearned premium, net of accretion of unearned discount                    1,514              531
     Amortization of deferred income                                                              (62)            (215)
     Deferred income tax provision (benefit)                                                     (208)             144
     Deferred compensation                                                                        181              235
Net decrease in other assets and liabilities                                                   (1,854)            (877)
Unearned compensation                                                                             557              708
                                                                                       --------------   --------------
          Net cash provided by operating activities                                            11,477            8,270
                                                                                       --------------   --------------
INVESTING ACTIVITIES
Purchases of bank premises and equipment                                                         (454)            (139)
Redemptions of Federal Home Loan Bank shares                                                    1,958               --
Purchases of securities available for sale                                                    (69,565)         (74,756)
Proceeds from sales and calls of securities available for sale                                  5,390           28,583
Proceeds from maturities and prepayments of securities available for sale                      54,355           51,013
Net originations and repayment of loans                                                       (57,670)         (60,199)
Purchases of loans                                                                             (9,994)            (887)
Proceeds from sales of real estate owned                                                           97              106
                                                                                       --------------   --------------
          Net cash used by investing activities                                               (75,883)         (56,279)
                                                                                       --------------   --------------
FINANCING ACTIVITIES
Net increase in non-interest bearing deposits                                                   4,941            2,243
Net increase in interest-bearing deposits                                                      77,663           46,245
Net increase in mortgagors' escrow deposits                                                     2,191            3,114
Net decrease in short-term borrowed funds                                                          --          (14,232)
Proceeds from long-term borrowed funds                                                         30,000           38,000
Repayment of  long-term borrowed funds                                                        (55,260)         (26,011)
Purchases of treasury stock, net                                                               (7,888)          (2,880)
Cash dividends paid                                                                            (2,156)          (1,842)
                                                                                       --------------   --------------
          Net cash provided by financing activities                                            49,491           44,637
                                                                                       --------------   --------------
Net decrease in cash and cash equivalents                                                     (14,915)          (3,372)
Cash and cash equivalents, beginning of period                                                 38,508           21,993
                                                                                       --------------   --------------
         Cash and cash equivalents, end of period                                     $        23,593  $        18,621
                                                                                       ==============   ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                         $        27,286  $        30,227
Income taxes paid                                                                               5,656            4,622

Non-cash activities:
   Securities sold not yet settled                                                             10,296               --
   Loans transferred through foreclosure of a related mortgage loan to real
     estate owned                                                                                  --               47

The accompanying notes are an integral part of these consolidated financial statements.


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                      For the six months ended
(In thousands, except share data)                                                          June 30, 2002
--------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, beginning of period                                                       $                       139
No activity                                                                                                  -
                                                                                    --------------------------
         Balance, end of period                                                    $                       139
                                                                                    ==========================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                       $                    45,280
Award of shares released from Employee Benefit Trust (1,936 common shares)                                  24
Restricted stock awards (69,075 common shares)                                                             146
Tax benefit of unearned compensation                                                                       462
                                                                                    --------------------------
         Balance, end of period                                                    $                    45,912
                                                                                    ==========================
TREASURY STOCK
Balance, beginning of period                                                       $                    (5,750)
Purchases of common shares outstanding (503,400 common shares)                                          (8,551)
Repurchase of restricted stock awards (1,300 common shares)                                                (23)
Restricted stock awards (69,075 common shares)                                                           1,140
Forfeiture of restricted stock awards (1,200 common shares)                                                (14)
Options exercised (94,500 common shares)                                                                 1,525
                                                                                    --------------------------
         Balance, end of period                                                    $                   (11,673)
                                                                                    ==========================
UNEARNED COMPENSATION
Balance, beginning of period                                                       $                    (7,766)
Restricted stock award expense                                                                             309
Restricted stock awards (69,075 common shares)                                                          (1,286)
Forfeiture of restricted stock awards (1,200 common shares)                                                 14
Release of shares from Employee Benefit Trust (43,880 common shares)                                       224
                                                                                    --------------------------
         Balance, end of period                                                    $                    (8,505)
                                                                                    ==========================
RETAINED EARNINGS
Balance, beginning of period                                                       $                    99,641
Net income                                                                                               6,579
Options exercised (94,500 common shares)                                                                  (839)
Cash dividends declared and paid                                                                        (2,156)
                                                                                    --------------------------
         Balance, end of period                                                    $                   103,225
                                                                                    ==========================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                       $                     1,843
Change in net unrealized gain, net of taxes of approximately $912 on securities
    available for sale                                                                                  (1,070)
Less: Reclassification adjustment for losses included in net income, net of
         taxes of approximately $2,009                                                                   2,358
                                                                                    --------------------------
         Balance, end of period                                                    $                     3,131
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


3.   EARNINGS PER SHARE

Basic earnings per share for the three and six month periods ended June 30, 2002 and 2001 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:


                                                                    Three Months Ended     Six Months Ended
                                                                         June 30,              June 30,
                                                                    -------------------   -------------------
(Amounts in thousands, except per share data)                             2002     2001        2002      2001
-------------------------------------------------------------------------------------------------------------

Net income                                                              $2,041   $3,642      $6,579    $7,251
Divided by:
     Weighted average common shares outstanding                         11,689   12,284      11,829    12,324
     Weighted average common stock equivalents                             619      548         584       481
Total weighted average common shares & common stock equivalents         12,308   12,832      12,413    12,805
Basic earnings per share                                                 $0.17    $0.30       $0.56     $0.59
Diluted earnings per share                                               $0.17    $0.28       $0.53     $0.57
Dividends per share                                                      $0.09    $0.07       $0.18     $0.15
Dividend payout ratio                                                   52.94%   25.00%      32.14%    25.00%


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

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family residential real estate loans (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family income-producing property loans and commercial real estate loans;
(2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2002 AND 2001

GENERAL. Diluted earnings per share decreased 39.3% to $0.17 for the three months ended June 30, 2002 from $0.28 for the three months ended June 30, 2001. Net income decreased $1.6 million, or 44.0%, to $2.0 million for the three months ended June 30, 2002 from $3.6 million for the three months ended June 30, 2001. The return on average assets for the three months ended June 30, 2002 decreased to 0.53% compared to 1.05% for the three months ended June 30, 2001, while the return on average equity for the three months ended June 30, 2002 decreased to 6.30% from 11.37% for the three months ended June 30, 2001. The three months ended June 30, 2002 include an after tax impairment charge of $2.6 million related to the decline in the market value of a $5.1 million investment in a Worldcom Inc. senior note due in 2004. Excluding this impairment charge, net income would have been $4.6 million, or $0.38 per diluted share, an increase of $0.10 per diluted share, or 35.7%, from the three months ended June 30, 2001. Return on average assets and return on average equity, excluding the impairment charge, would have been 1.2% and 14.3%, respectively, for the three months ended June 30, 2002.

INTEREST INCOME. Total interest and dividend income increased $1.5 million, or 5.8%, to $26.7 million for the three months ended June 30, 2002 from $25.2 million for the three months ended June 30, 2001. This increase was primarily the result of a $151.7 million increase in the average balance of interest-earning assets for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The average balance of mortgage loans, net, mortgage-backed securities, and other securities increased $87.8 million, $14.5 million, and $61.0 million, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. These increases were partially offset by a $12.4 million decrease in the average balance of interest earning deposits and federal funds sold for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The yield on interest-earning assets declined 41 basis points to 7.36% for the three months ended June 30, 2002 from 7.77% for the three months ended June 30, 2001. This decrease is primarily due to the declining interest rate environment experienced during 2001, as interest rates have remained stable during 2002. These declines were partially offset by the increase in the average balance of the higher yielding mortgage loan portfolio.

INTEREST EXPENSE. Interest expense decreased $1.6 million, or 10.5%, to $13.5 million for the three months ended June 30, 2002 from $15.1 million for the three months ended June 30, 2001, primarily due to a 100 basis point decline in the cost of interest-bearing liabilities to 3.97% in the three months ended June 30, 2002 from 4.97% in the three months ended June 30, 2001. This decrease was partially offset by a $147.6 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during 2001, as interest rates have remained stable during 2002. This was coupled with an increase in the average balance of lower costing core deposits. This marks the sixth consecutive quarter that the cost of funds has declined.

NET INTEREST INCOME. For the three months ended June 30, 2002, net interest income increased $3.1 million, or 29.9%, to $13.2 million from $10.1 million in the three months ended June 30, 2001. This increase in net interest income is primarily due to a 59 basis point increase in the net interest spread and a $151.7 million increase in the average balance of interest-earning assets. The net interest margin increased 52 basis points to 3.64% for the three months ended June 30, 2002 from 3.12% for the three months ended June 30, 2001.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three-month periods ended June 30, 2002 and 2001. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended June 30, 2002 and 2001.

NON-INTEREST INCOME. Total non-interest income decreased by $4.5 million to a net loss of $2.9 million for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001. The decrease is primarily due to a $4.4 million pretax impairment writedown of the Bank's investment in a WorldCom, Inc. senior note. Excluding the impairment writedown, non-interest income would have been $1.6 million for the three months ended June 30, 2002, unchanged from the three months ended June 30, 2001. Higher fee income from loan fees and banking services were offset by reduced dividends received on FHLB-NY stock.

NON-INTEREST EXPENSE. Non-interest expense was $7.0 million for the three months ended June 30, 2002, an increase of $1.0 million, or 16.5%, from $6.0 million for the three months ended June 30,2001. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. This resulted in increases in salaries and benefits and professional services, which includes advertising. Management continues to monitor expenditures resulting in an improvement in the efficiency ratio to 47.6% for the three months ended June 30, 2002 from 50.2% for the three months ended June 30, 2001.

INCOME BEFORE INCOME TAXES. Total income before the provision for income taxes decreased $2.5 million, or 42.7%, to $3.3 million for the three months ended June 30, 2002 as compared to $5.8 million for the three months ended June 30, 2001, as the increase in net interest income was offset by the impairment writedown and an increase in non-interest expense.

PROVISION FOR INCOME TAXES. Income tax expense was $1.3 million for the three months ended June 30, 2002 compared to $2.1 million for the three months ended June 30, 2001 This decrease is due to the $2.5 million decrease in income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001

GENERAL. Diluted earnings per share decreased 7.0% to $0.53 for the six months ended June 30, 2002 from $0.57 for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 decreased 9.3% to $6.6 million from the $7.3 million reported for the six months ended June 30, 2001. The return on average assets for the six months ended June 30, 2002 was 0.86% compared to 1.06% for the six months ended June 30, 2001, while the return on average equity for the six months ended June 30, 2002 was 10.06% compared to 11.38% for the six months ended June 30, 2001. Excluding the impairment charge discussed above, net income for the six months ended June 30, 2002 would have been $9.2 million, or $0.74 per diluted share, an increase of $0.17 per diluted share, or 29.8%, from the six months ended June 30, 2001. Return on average assets and return on average equity, excluding the impairment charge, would have been 1.2% and 14.0%, respectively, for the six months ended June 30, 2002.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST INCOME. Total interest and dividend income increased $2.5 million, or 5.0%, to $52.8 million for the six months ended June 30, 2002 from $50.3 million for the six months ended June 30, 2001. This increase was primarily the result of a $152.0 million increase in the average balance of interest-earning assets for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The average balance of mortgage loans, net, mortgage-backed securities and other securities increased $83.4 million, $14.0 million and $56.1 million, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. These increases were partially offset by a $2.0 million decrease in the average balance of interest-earning deposits and federal funds sold for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The yield on interest-earning assets declined 47 basis points to 7.35% for the six months ended June 30, 2002 from 7.82% for the six months ended June 30, 2001. This decrease is primarily due to the declining interest rate environment experienced during 2001, as interest rates have remained stable during 2002. These declines were partially offset by the increase in the average balance of the higher yielding mortgage loan portfolio.

INTEREST EXPENSE. Interest expense decreased $3.0 million, or 9.8%, to $27.2 million for the six months ended June 30, 2002 from $30.2 million for the six months ended June 30, 2001, primarily due to a 99 basis point decline in the cost of interest-bearing liabilities to 4.03% in the six months ended June 30, 2002 from 5.02% in the six months ended June 30, 2001. This decrease was partially offset by a $147.7 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during 2001, as interest rates have remained stable during 2002. This was coupled with an increase in the average balance of lower costing core deposits.

NET INTEREST INCOME. For the six months ended June 30, 2002, net interest income increased $5.5 million, or 27.2%, to $25.6 million from $20.1 million in the six months ended June 30, 2001. This increase in net interest income is primarily due to a 52 basis point increase in the net interest spread and a $152.0 million increase in the average balance of interest-earning assets. The net interest margin increased 43 basis points to 3.56% for the six months ended June 30, 2002 from 3.13% for the six months ended June 30, 2001.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the six-month periods ended June 30, 2002 and 2001. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the six-month periods ended June 30, 2002 and 2001.

NON-INTEREST INCOME. Total non-interest income decreased by $4.8 million to a net loss of $1.5 million for the six months ended June 30, 2002 from $3.3 million for the six months ended June 30, 2001. The decrease is primarily due to the $4.4 million pretax impairment writedown of the Bank's investment in a WorldCom, Inc. senior note. Excluding the impairment writedown, non-interest income would have been $3.3 million for the six months ended June 30, 2002, unchanged from the six months ended June 30, 2001. Higher fee income from loan fees and banking services were offset by reduced dividends received on FHLB-NY stock.

NON-INTEREST EXPENSE. Non-interest expense was $13.5 million for the six months ended June 30, 2002, an increase of $1.5 million, or 12.7%, from $12.0 million for the six months ended June 30, 2001. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. This resulted in increases in salaries and benefits and professional services, which includes advertising. Management continues to monitor expenditures resulting in an improvement in the efficiency ratio to 47.4% for the six months ended June 30, 2002 from 50.4% for the six months ended June 30, 2001.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME BEFORE INCOME TAXES. Total income before the provision for income taxes decreased $0.9 million, or 7.8%, to $10.6 million for the six months ended June 30, 2002 as compared to $11.5 million for the six months ended June 30, 2001, as the increase in net interest income was offset by the impairment writedown and an increase in non-interest expense.

PROVISION FOR INCOME TAXES. Income tax expense was $4.0 million for the six months ended June 30, 2002 compared to $4.3 million for the six months ended June 30, 2001. This decrease is due to the $0.9 million decrease in income before income taxes.

FINANCIAL CONDITION

ASSETS. Total assets at June 30, 2002 were $1,545.6 million, a $58.1 million increase from December 31, 2001. During the six months ended June 30, 2002, loan originations and purchases were $47.6 million for 1-4 family residential real estate loans ($38.1 million in mixed-use), $79.6 million for multi-family real estate loans, $26.0 million for commercial real estate loans and $7.0 million in construction loans. During the six months ended June 30, 2001, loan originations and purchases were $46.8 million for 1-4 family residential real estate loans ($20.6 million in mixed-use), $28.1 million for multi-family real estate loans, $40.3 million for commercial real estate loans and $3.4 million in construction loans. Total loans, net, increased $67.7 million during the six months ended June 30, 2002 to $1,134.9 million from $1,067.2 million at December 31, 2001.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.1 million at June 30, 2002 compared to $2.4 million at December 31, 2001 and $1.8 million at June 30, 2001. Total non-performing assets as a percentage of total assets were 0.07% at June 30, 2002 compared to 0.16% at December 31, 2001 and 0.13% at June 30, 2001. The ratio of allowance for loan losses to total non-performing loans was 586% at June 30, 2002 compared to 284% at December 31, 2001 and 371% at June 30, 2001.

LIABILITIES. Total liabilities increased $59.3 million to $1,413.4 million at June 30, 2002 from $1,354.1 million at December 31, 2001. Due to depositors increased $82.6 million as certificate of deposit accounts increased $35.5 million while lower costing core deposits increased $47.1 million. As a result of the increase in deposits, borrowed funds were reduced $25.3 million during the six months ended June 30, 2002.

EQUITY. Total stockholders' equity decreased $1.2 million to $132.2 million at June 30, 2002 from $133.4 million at December 31, 2001. Net income of $6.6 million for the six months ended June 30, 2002 and an increase of $1.3 million in the net unrealized gains in the market value of securities available for sale were offset by $8.6 million in treasury shares purchased through the Company's stock repurchase plans and $2.2 million in cash dividends paid during the six month period. In addition, the exercise of stock options increased stockholders' equity by $0.7 million. Book value per share is $10.06 per share at June 30, 2002 compared to $9.89 per share at December 31, 2001 and $9.57 at June 30, 2001.

Under its stock repurchase program, the Company repurchased 503,400 shares for the six months ended June 30, 2002, leaving 699,000 shares to be repurchased under the current stock repurchase programs.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CASH FLOW. During the six months ended June 30, 2002, funds provided by the Company's operating activities amounted to $11.5 million. These funds, together with $49.5 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $75.9 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the six months ended June 30, 2002, the net total of loan originations less loan repayments was $57.7 million, and the total amount of real estate loans purchased was $10.0 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the six months ended June 30, 2002, the Company purchased a total of $69.6 million in securities available for sale. Funds for investment were also provided by $54.4 million in maturities and prepayments of securities available for sale. The Company also used funds of $7.9 million for net treasury stock repurchases and $2.2 million in dividend payments during the six months ended June 30, 2002.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2002. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

                               Projected Percentage Change In
                             ------------------------------------
                                Net Interest       Net Portfolio      Net Portfolio
Change in Interest Rate            Income              Value           Value Ratio
---------------------------------------------------------------------------------------

-300 Basis points                 - 4.12%              4.52%               10.65%                                        4.0.3312
-200 Basis points                 - 0.74               2.07                10.64                                        0.7524
-100 Basis points                 - 0.12               1.23                10.78
Base interest rate                     -                  -                10.88
+100 Basis points                 - 1.85            - 11.82                 9.89
+200 Basis points                 - 6.26            - 27.17                 8.45
+300 Basis points                - 10.92            - 42.33                 6.92

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards.  At June 30, 2002, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations.
Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2002.


(Dollars in thousands)                      Amount                  Percent of Assets
-------------------------------------------------------------------------------------

TANGIBLE CAPITAL:
     Capital level                                $114,952                       7.50%
     Requirement                                    22,978                       1.50
     Excess                                         91,974                       6.00

CORE CAPITAL:
     Capital level                                $114,952                       7.50%
     Requirement                                    45,956                       3.00
     Excess                                         68,996                       4.50

RISK-BASED CAPITAL:
     Capital level                                $121,533                      13.27%
     Requirement                                    73,279                       8.00
     Excess                                         48,254                       5.27


                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-
bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-
bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.



                                                          For the three months ended June 30,
                                            ---------------------------------------------------------------
                                                         2002                             2001
                                            ------------------------------   ------------------------------
                                             Average   Interest  Average      Average   Interest  Average
(Dollars in thousands)                       Balance            Yield/Cost    Balance            Yield/Cost
-----------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
    Mortgage loans, net                     $1,107,636   $22,386     8.08%   $1,019,852   $20,783     8.15%
    Other loans, net                             6,927       128     7.39         6,110       156    10.21
                                            ------------------------------   ------------------------------
       Total loans, net                      1,114,563    22,514     8.08     1,025,962    20,939     8.16
                                            ------------------------------   ------------------------------
    Mortgage-backed securities                 235,016     3,316     5.64       220,538     3,622     6.57
    Other securities                            77,570       747     3.85        16,571       266     6.42
                                            ------------------------------   ------------------------------
       Total securities                        312,586     4,063     5.20       237,109     3,888     6.56
                                            ------------------------------   ------------------------------
    Interest-earning deposits and
      federal funds sold                        23,478       101     1.72        35,890       400     4.46
                                            ------------------------------   ------------------------------
          Total interest-earning assets      1,450,627    26,678     7.36     1,298,961    25,227     7.77
                                                      --------------------             --------------------
Other assets                                    86,212                           84,662
                                            ----------                       ----------
          Total assets                      $1,536,839                       $1,383,623
                                            ==========                       ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
       Passbook accounts                      $208,343       895     1.72      $186,923       965     2.07
       NOW accounts                             35,957        90     1.00        30,472       145     1.90
       Money market accounts                   113,997       681     2.39        63,975       594     3.71
       Certificate of deposit account          490,424     5,274     4.30       414,750     5,837     5.63
                                            ------------------------------   ------------------------------
          Total due to depositors              848,721     6,940     3.27       696,120     7,541     4.33
       Mortgagors' escrow deposits              18,037        14     0.31        16,255        12     0.30
                                            ------------------------------   ------------------------------
          Total deposits                       866,758     6,954     3.21       712,375     7,553     4.24
       Borrowed funds                          494,284     6,540     5.29       501,024     7,526     6.01
                                            ------------------------------   ------------------------------
          Total interest-bearing liabilities 1,361,042    13,494     3.97     1,213,399    15,079     4.97
                                                      --------------------             --------------------
Other liabilities                               46,201                           42,110
                                            ----------                       ----------
          Total liabilities                  1,407,243                        1,255,509
Equity                                         129,596                          128,114
                                            ----------                       ----------
          Total liabilities and equity      $1,536,839                       $1,383,623
                                            ==========                       ==========
Net interest income/net interest spread                  $13,184     3.39%                $10,148     2.80%
                                                      ====================             ====================
Net interest-earning assets /
    net interest margin                        $89,585               3.64%      $85,562               3.12%
                                            ==========          ==========   ==========          ==========
Ratio of interest-earning assets to
    interest-bearing liabilities                                     1.07X                            1.07X
                                                                ==========                       ==========

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES (continued)

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.



                                                           For the six months ended June 30,
                                            ---------------------------------------------------------------
                                                         2002                             2001
                                            ------------------------------   ------------------------------
                                             Average   Interest  Average      Average   Interest  Average
(Dollars in thousands)                       Balance            Yield/Cost    Balance            Yield/Cost
-----------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
    Mortgage loans, net                     $1,088,485   $44,078     8.10%   $1,005,088   $41,106     8.18%
    Other loans, net                             6,613       237     7.17         6,027       276     9.16
                                            ------------------------------   ------------------------------
       Total loans, net                      1,095,098    44,315     8.09     1,011,115    41,382     8.19
                                            ------------------------------   ------------------------------
    Mortgage-backed securities                 236,027     6,751     5.72       222,070     7,451     6.71
    Other securities                            72,230     1,444     4.00        16,120       539     6.69
                                            ------------------------------   ------------------------------
       Total securities                        308,257     8,195     5.32       238,190     7,990     6.71
                                            ------------------------------   ------------------------------
    Interest-earning deposits and
      federal funds sold                        33,787       281     1.66        35,791       906     5.06
                                            ------------------------------   ------------------------------
          Total interest-earning assets      1,437,142    52,791     7.35     1,285,096    50,278     7.82
                                                      --------------------             --------------------
Other assets                                    88,196                           85,870
                                            ----------                       ----------
          Total assets                      $1,525,338                       $1,370,966
                                            ==========                       ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
       Passbook accounts                      $204,164     1,745     1.71      $186,591     1,915     2.05
       NOW accounts                             34,812       173     0.99        30,166       285     1.89
       Money market accounts                   107,494     1,273     2.37        54,647       962     3.52
       Certificate of deposit account          482,498    10,594     4.39       411,217    11,722     5.70
                                            ------------------------------   ------------------------------
          Total due to depositors              828,968    13,785     3.33       682,621    14,884     4.36
       Mortgagors' escrow deposits              15,512        32     0.41        13,775        33     0.48
                                            ------------------------------   ------------------------------
          Total deposits                       844,480    13,817     3.27       696,396    14,917     4.28
       Borrowed funds                          504,523    13,379     5.30       504,863    15,242     6.04
                                            ------------------------------   ------------------------------
          Total interest-bearing liabilities 1,349,003    27,196     4.03     1,201,259    30,159     5.02
                                                      --------------------             --------------------
Other liabilities                               45,558                           42,305
                                            ----------                       ----------
          Total liabilities                  1,394,561                        1,243,564
Equity                                         130,777                          127,402
                                            ----------                       ----------
          Total liabilities and equity      $1,525,338                       $1,370,966
                                            ==========                       ==========
Net interest income/net interest spread                  $25,595     3.32%                $20,119     2.80%
                                                      ====================             ====================
Net interest-earning assets /
    net interest margin                        $88,139               3.56%      $83,837               3.13%
                                            ==========          ==========   ==========          ==========
Ratio of interest-earning assets to
    interest-bearing liabilities                                     1.07X                            1.07X
                                                                ==========                       ==========

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


                                                                      Six Months Ended
                                                      ------------------------------------------------
(In thousands)                                                June 30, 2002              June 30, 2001
------------------------------------------------------------------------------------------------------
MORTGAGE LOANS
At beginning of period                                           $1,066,270                   $985,953
Mortgage loans originated:
    One-to-four family residential real estate                       46,781                     45,738
    Co-operative apartment                                              194                        136
    Multi-family real estate                                         79,623                     28,084
    Commercial real estate                                           16,646                     40,271
    Construction                                                      6,960                      3,375
                                                      ---------------------      ---------------------
          Total mortgage loans originated                           150,204                    117,604
                                                      ---------------------      ---------------------
Mortgage loans purchased:
    One-to-four family residential real estate                          674                        876
    Commercial real estate                                            9,315                          -
                                                      ---------------------      ---------------------
          Total acquired loans                                        9,989                        876
                                                      ---------------------      ---------------------
Less:
    Principal and other reductions                                   94,205                     57,898
    Mortgage loan foreclosures                                            -                         47
                                                      ---------------------      ---------------------
At end of period                                                 $1,132,258                 $1,046,488
                                                      =====================      =====================

OTHER LOANS
At beginning of period                                               $6,725                     $6,548

Other loans originated:
    Small Business Administration                                     2,944                      2,115
    Small business loans                                                855                        336
    Other loans                                                         864                      1,013
                                                      ---------------------      ---------------------
           Total other loans originated                               4,663                      3,464
                                                      ---------------------      ---------------------
Less:
    Sales                                                             1,825                        656
    Principal and other reductions                                    1,533                      2,271
                                                      ---------------------      ---------------------
At end of period                                                     $8,030                     $7,085
                                                      =====================      =====================


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



(Dollars in thousands)                          June 30, 2002             December 31, 2001
----------------------------------------------------------------------------------------------

Non-accrual mortgage loans                                 $1,001                       $2,203
Other non-accrual loans                                       122                          117
                                              -------------------          -------------------
          Total non-accrual loans                           1,123                        2,320

Mortgage loans 90 days or more delinquent
     and still accruing                                         -                            -
Other loans 90 days or more delinquent
     and still accruing                                         -                            -
                                              -------------------          -------------------
          Total non-performing loans                        1,123                        2,320

Real estate owned (foreclosed real estate)                      -                           93
                                              -------------------          -------------------
          Total non-performing assets                      $1,123                       $2,413
                                              ===================          ===================

Non-performing loans to gross loans                         0.10%                        0.22%
Non-performing assets to total assets                       0.07%                        0.16%


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


                                                                             Six Months Ended
                                                            --------------------------------------------------
(Dollars in thousands)                                          June 30, 2002                June 30, 2001
--------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                              $6,585                      $6,721
Provision for loan losses                                                        -                           -
Loans charged-off:
    One-to-four family residential real estate                                   -                           1
    Co-operative apartment                                                       -                           -
    Multi-family real estate                                                     -                           2
    Commercial estate                                                            -                           -
    Construction                                                                 -                           -
    Other                                                                       10                          82
                                                            ----------------------       ---------------------
          Total loans charged-off                                               10                          85
                                                            ----------------------       ---------------------
Recoveries:
    Mortgage loans                                                               1                           5
    Other loans                                                                  4                           7
                                                            ----------------------       ---------------------
          Total recoveries                                                       5                          12
                                                            ----------------------       ---------------------
Balance at end of period                                                    $6,580                      $6,648
                                                            ======================       =====================

Ratio of net charge-offs during the year to
    average loans outstanding during the period                              0.00%                       0.01%
Ratio of allowance for loan losses to loans at end of period                 0.58%                       0.63%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                                586.01%                     370.73%
Ratio of allowance for loan losses to non-performing
    loans at end of period                                                 586.01%                     370.73%


                         PART I - FINANCIAL INFORMATION

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

At the Annual Meeting of Stockholders held on May 21, 2002, the stockholders approved an amendment to the Company's certificate of incorporation to increase the number of shares of common stock authorized from 20,000,000 to 40,000,000. This increase in authorized shares allows the Board of Directors, as it deems advisable, to issue common shares to meet the Company's business needs, which may include, without limitation, financings, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, or effecting stock splits or dividends, without further vote of the stockholders of the Company, except as may be required by law or Nasdaq.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 21, 2002, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.


                                                    For         Against      Abstain
                                                -----------  -------------- ----------
Election of Directors (three directors
were elected to serve until the 2004
Annual Meeting of Stockholders and
until their successors are elected and
qualified).
                     Michael J. Hegarty         11,499,963        --          217,594

                     John O. Mead               11,492,744        --          224,813

                     Michael J. Russo           11,493,565        --          223,992


Approval of amendment to the
Company's certificate of incorporation
to increase the number of shares of              10,608,419     1,022,877      86,261
common stock authorized to
40,000,000


Ratification of appointment of                   11,535,455      103,453       78,649
PricewaterhouseCoopers LLP as the
independent auditors of the Company


 ITEM 5.     OTHER INFORMATION.

On May 31, 2002, the Company filed Form S-8 to register the additional shares authorized for issuance under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan, as approved by the stockholders at the Annual Meeting of Stockholders held on May 22, 2001.















                                       20-

                         PART I - FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBITS.

Exhibit 99.1 Certification pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 by the Chief Executive Officer.

Exhibit 99.2 Certification pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 by the Chief Financial Officer.


b)   REPORTS ON FORM 8-K.

On June 28, 2002, the Company filed Form 8-K which disclosed the Company's exposure to WorldCom, Inc. The Company announced it has a $5.1 million investment in a senior note issued by WorldCom, Inc. The Company stated that due to the change in the market value of the WorldCom senior note, the Company anticipated recording an impairment charge of approximately $4.4 million. On an after-tax basis, this impairment charge would be approximately $2.6 million, or $0.21 per diluted share, for the quarter ending June 30, 2002. The Company recorded this impairment charge in the quarter ended June 30, 2002.

On July 11, 2002, the Company filed Form 8-K to report the Company had issued $20.0 million of floating rate capital securities through a newly created special purpose trust formed by the Company.

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                                   SIGNATURESBSIDIARIES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Flushing Financial Corporation,




Dated: August 13, 2002                    By: /s/Michael J. Hegarty
----------------------                    --------------------------------------
                                          Michael J. Hegarty
                                          President and Chief Executive Officer




Dated: August 13, 2002                    By: /s/Monica C. Passick
----------------------                    --------------------------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer














                                      22-