Form 10-Q
period 2002-09-02
FLUSHING FINANCIAL CORP
filed 2002-11-15
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2002


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


        The number of shares of the registrant's Common Stock outstanding as of October 31, 2002 was 12,741,897.




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
     AND RESULTS OF OPERATIONS ..............................................................7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........................20

ITEM 4.  CONTROLS AND PROCEDURES ...........................................................20

PART II.  --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................20

ITEM 5.  OTHER INFORMATION .................................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................................21

SIGNATURES .................................................................................22

CERTIFICATIONS..............................................................................23




                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except  share data)                                  September 30, 2000      December 31, 2001
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            (Unaudited)
Cash and due from banks                                                      $         28,074        $        20,008
Federal funds sold and overnight interest-earning deposits                             28,000                 18,500
Securities available for sale:
    Mortgage-backed securities                                                        266,455                243,058
    Other securities                                                                   49,996                 62,481
Loans:
    One-to-four family residential real estate loans                                  443,980                461,801
    Multi-family real estate loans                                                    443,400                369,651
    Commercial real estate loans                                                      251,494                214,410
    Co-operative apartment loans                                                        5,532                  6,601
    Construction loans                                                                 19,046                 13,807
    Small Business Administration loans                                                 5,301                  3,911
    Consumer and other loans                                                            3,575                  2,814
    Net unamortized premiums and unearned loan fees                                     1,378                    787
    Allowance for loan losses                                                          (6,581)                (6,585)
                                                                                --------------          --------------
         Net loans                                                                  1,167,125              1,067,197
Interest and dividends receivable                                                       8,674                  7,945
Real estate owned, net                                                                     --                     93
Bank premises and equipment, net                                                        5,441                  5,565
Federal Home Loan Bank of New York stock                                               22,964                 25,422
Goodwill                                                                                3,905                  3,905
Other assets                                                                           32,493                 33,355
                                                                                --------------          --------------
          Total assets                                                       $      1,613,127        $     1,487,529
                                                                                ==============          ==============
LIABILITIES
Due to depositors:
    Non-interest bearing                                                     $         31,161  $              28,594
    Interest-bearing:
       Certificate of deposit accounts                                                535,428                467,172
       Passbook savings accounts                                                      211,828                195,855
       Money market accounts                                                          146,968                 93,789
       NOW accounts                                                                    36,753                 33,107
                                                                                --------------          --------------
          Total interest-bearing deposits                                             930,977                789,923
Mortgagors' escrow deposits                                                            14,558                 10,065
Borrowed funds                                                                        493,170                513,435
Other liabilities                                                                      14,679                 12,125
                                                                                --------------          --------------
          Total liabilities                                                         1,484,545              1,354,142
                                                                                --------------          --------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)                             --                     --
Common stock ($0.01 par value; 40,000,000 shares authorized; 13,852,063 shares issued; 12,721,897 and 13,487,784 shares outstanding at
    September 30, 2002 and December 31, 2001, respectively)                               139                    139
Additional paid-in capital                                                             46,389                 45,280
Treasury stock, at average cost (1,130,166 and 364,279 shares at
    September 30, 2002 and December 31, 2001, respectively)                           (19,690)                (5,750)
Unearned compensation                                                                  (8,159)                (7,766)
Retained earnings                                                                     106,276                 99,641
Accumulated other comprehensive income, net of taxes                                    3,627                  1,843
                                                                                --------------          --------------
          Total stockholders' equity                                                  128,582                133,387
                                                                                --------------          --------------
          Total liabilities and stockholders' equity                         $      1,613,127        $     1,487,529
                                                                                ==============          ==============


The accompanying notes are an integral part of these consolidated financial statements.



                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                             For the three months    For the nine months
                                                                             ended September 30,     ended September 30,
                                                                             ---------------------  ---------------------
(In thousands, except per share data)                                           2002       2001        2002       2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                                                  $    22,858 $   21,368 $    67,173 $   62,750
Interest and dividends on securities:
    Interest                                                                      3,775      3,960      11,899     11,838
    Dividends                                                                        36         51         107        163
Other interest income                                                               186        204         467      1,110
                                                                             ----------  ---------  ----------  ---------
          Total interest and dividend income                                     26,855     25,583      79,646     75,861
                                                                             ----------  ---------  ----------  ---------
INTEREST EXPENSE
Deposits                                                                          7,084      7,507      20,901     22,424
Other interest expense                                                            6,648      7,535      20,027     22,777
                                                                             ----------  ---------  ----------  ---------
          Total interest expense                                                 13,732     15,042      40,928     45,201
                                                                             ----------  ---------  ----------  ---------
NET INTEREST INCOME                                                              13,123     10,541      38,718     30,660
Provision for loan losses                                                            --         --          --         --
                                                                             ----------  ---------  ----------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              13,123     10,541      38,718     30,660
                                                                             ----------  ---------  ----------  ---------
NON-INTEREST INCOME
Other fee income                                                                    742        496       2,122      1,680
Net gain (loss) on sales of securities and loans                                     84         36      (4,175)       254
Other income                                                                        650        768       2,019      2,707
                                                                             ----------  ---------  ----------  ---------
          Total non-interest income                                               1,476      1,300         (34)     4,641
                                                                             ----------  ---------  ----------  ---------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                    3,583      3,128      10,549      9,419
Occupancy and equipment                                                             694        581       2,023      1,733
Professional services                                                               551        566       1,944      1,647
Data processing                                                                     377        300       1,126        947
Depreciation and amortization                                                       263        264         778        803
Other operating expenses                                                          1,445      1,100       3,967      3,341
                                                                             ----------  ---------  ----------  ---------
          Total non-interest expense                                              6,913      5,939      20,387     17,890
                                                                             ----------  ---------  ----------  ---------
INCOME BEFORE INCOME TAXES                                                        7,686      5,902      18,297     17,411
                                                                             ----------  ---------  ----------  ---------
PROVISION FOR INCOME TAXES
Federal                                                                           2,203      1,782       5,609      5,264
State and local                                                                     718        402       1,344      1,178
          Total taxes                                                             2,921      2,184       6,953      6,442
                                                                             ----------  ---------  ----------  ---------
NET INCOME                                                                  $     4,765 $    3,718 $    11,344 $   10,969
                                                                             ==========  =========  ==========  =========

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period                  $       496 $    2,310 $      (574)$    3,301
   Reclassification adjustments for (gains) losses included in income                --          3       2,358        (59)
                                                                             ----------  ---------  ----------  ---------
          Net unrealized holding gains                                              496      2,313       1,784      3,242
                                                                             ----------  ---------  ----------  ---------
COMPREHENSIVE NET INCOME                                                    $     5,261 $    6,031 $    13,128 $   14,211
                                                                             ==========  =========  ==========  =========

Basic earnings per share                                                          $0.41      $0.30       $0.97      $0.89
Diluted earnings per share                                                        $0.39      $0.29       $0.92      $0.86





      The accompanying notes are an integral part of these consolidated financial statements.




                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the nine months ended
                                                                                                   September 30,
                                                                                          -------------------------------
(In thousands)                                                                                    2002              2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)

OPERATING ACTIVITIES
Net income                                                                               $        11,344  $        10,969
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                        --               --
     Depreciation and amortization of bank premises and equipment                                    778              803
     Amortization of goodwill                                                                         --              275
     Net (gain) loss on sales of securities                                                        4,366              (94)
     Net gain on sales of  loans                                                                    (191)            (160)
     Net gain on sales of real estate owned                                                           (4)             (11)
     Amortization of unearned premium, net of accretion of unearned discount                       2,273              797
     Amortization of deferred income                                                                (168)            (279)
     Deferred income tax provision                                                                   897              123
     Deferred compensation                                                                           250              350
Net increase (decrease) in other assets and liabilities                                           (4,028)              45
Unearned compensation                                                                                907              973
                                                                                          --------------   --------------
          Net cash provided by operating activities                                               16,424           13,791
                                                                                          --------------   --------------
INVESTING ACTIVITIES
Purchases of bank premises and equipment                                                            (654)            (219)
Redemptions (purchases) of Federal Home Loan Bank shares                                           2,458             (490)
Purchases of securities available for sale                                                      (138,990)        (113,928)
Proceeds from sales and calls of securities available for sale                                    30,969           38,595
Proceeds from maturities and prepayments of securities available for sale                         99,002           73,481
Net originations and repayment of loans                                                          (89,722)         (80,049)
Purchases of loans                                                                               (10,106)            (887)
Proceeds from sales of real estate owned                                                              97              106
                                                                                           --------------   --------------
          Net cash used by investing activities                                                 (106,946)         (83,391)
                                                                                           --------------   --------------
FINANCING ACTIVITIES
Net increase in non-interest bearing deposits                                                      2,567            5,248
Net increase in interest-bearing deposits                                                        141,054           77,493
Net increase in mortgagors' escrow deposits                                                        4,493            5,682
Net decrease in short-term borrowed funds                                                             --          (14,232)
Proceeds from long-term borrowed funds                                                            50,000           78,000
Repayment of  long-term borrowed funds                                                           (70,265)         (68,689)
Purchases of treasury stock, net                                                                 (16,560)          (6,868)
Cash dividends paid                                                                               (3,201)          (2,843)
                                                                                           --------------   --------------
          Net cash provided by financing activities                                              108,088           73,791
                                                                                           --------------   --------------
Net increase in cash and cash equivalents                                                         17,566            4,191
Cash and cash equivalents, beginning of period                                                    38,508           21,993
                                                                                           --------------   --------------
         Cash and cash equivalents, end of period                                        $        56,074  $        26,184
                                                                                           ==============   ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                                            $        40,562  $        45,006
Income taxes paid                                                                                  8,005            4,892

Non-cash activities:
   Securities purchased not yet settled                                                            5,000               --
   Loans transferred through foreclosure of a related mortgage loan to real estate owned              --               47


      The accompanying notes are an integral part of these consolidated financial statements.




                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                   For the nine months ended
(In thousands, except share data)                                                     September 30, 2002
------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance, beginning of period                                                     $                       139
No activity                                                                                               --
                                                                                  --------------------------
         Balance, end of period                                                  $                       139
                                                                                  ==========================
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period                                                     $                    45,280
Award of shares released from Employee Benefit Trust (3,327 common shares)                                42
Restricted stock awards (69,075 common shares)                                                           146
Tax benefit of unearned compensation                                                                     921
                                                                                  --------------------------
         Balance, end of period                                                  $                    46,389
                                                                                  ==========================
TREASURY STOCK
Balance, beginning of period                                                     $                    (5,750)
Purchases of common shares outstanding (985,400 common shares)                                       (17,526)
Repurchase of restricted stock awards (12,862 common shares)                                            (248)
Restricted stock awards (69,075 common shares)                                                         1,140
Forfeiture of restricted stock awards (2,180 common shares)                                              (28)
Options exercised (165,480 common shares)                                                              2,722
                                                                                  --------------------------
         Balance, end of period                                                  $                   (19,690)
                                                                                  ==========================
UNEARNED COMPENSATION
Balance, beginning of period                                                     $                    (7,766)
Restricted stock award expense                                                                           529
Restricted stock awards (69,075 common shares)                                                        (1,286)
Forfeiture of restricted stock awards (2,180 common shares)                                               28
Release of shares from Employee Benefit Trust (65,791 common shares)                                     336
                                                                                  --------------------------
         Balance, end of period                                                  $                    (8,159)
                                                                                  ==========================
RETAINED EARNINGS
Balance, beginning of period                                                     $                    99,641
Net income                                                                                            11,344
Options exercised (165,480 common shares)                                                             (1,508)
Cash dividends declared and paid                                                                      (3,201)
                                                                                  --------------------------
         Balance, end of period                                                  $                   106,276
                                                                                  ==========================
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of period                                                     $                     1,843
Change in net unrealized gain, net of taxes of approximately $489 on securities
        available for sale                                                                              (574)
Less: Reclassification adjustment for losses included in net income, net of
          taxes of approximately $2,009                                                                2,358
                                                                                  --------------------------
         Balance, end of period                                                  $                     3,627
                                                                                  ==========================


      The accompanying notes are an integral part of these consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The primary business of Flushing Financial Corporation (the "Holding Company") is the operation of its wholly- owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). The consolidated financial statements presented in this Form 10-Q reflect principally the Bank's activities.

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

3.   EARNINGS PER SHARE

Basic  earnings per share for the three and nine month periods  ended  September
30, 2002 and 2001 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:


                                                                Three Months Ended     Nine Months Ended
                                                                   September 30,         September 30,
                                                                -------------------   -------------------
(Amounts in thousands, except per share data)                         2002     2001        2002      2001
---------------------------------------------------------------------------------------------------------
Net income                                                          $4,765   $3,718     $11,344   $10,969
Divided by:
     Weighted average common shares outstanding                     11,491   12,316      11,715    12,321
     Weighted average common stock equivalents                         579      566         560       484
Total weighted average common shares & common stock equivalents     12,070   12,882      12,275    12,805
Basic earnings per share                                             $0.41    $0.30       $0.97     $0.89
Diluted earnings per share                                           $0.39    $0.29       $0.92     $0.86
Dividends per share                                                  $0.09    $0.08       $0.27     $0.23
Dividend payout ratio                                                21.95%   26.67%      27.84%    25.84%


                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     ISSUANCE OF TRUST PREFERRED SECURITIES

On July 11, 2002, the Holding Company, through a subsidiary business trust (Flushing Financial Capital Trust I) issued 20,000 shares, liquidation amount $1,000 per share, of floating rate capital securities. Gross proceeds from the sale of these trust preferred securities were $20.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $20.6 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2032. Underwriting costs of the transaction were $600,000. The trust preferred securities are redeemable quarterly at the option of the Company beginning on or after July 7, 2007 and have a mandatory redemption date of October 7, 2032. Cash distributions on the trust preferred securities are cumulative and are payable at a floating rate per annum (reset quarterly) equal to 3.65% over 3-month LIBOR, with an initial rate of 5.51387%. A rate cap of 12.50% is effective through October 7, 2007. The Holding Company has guaranteed the obligations of its subsidiary business trust to the trust's capital security holders. The trust preferred securities are included in Borrowed Funds in the Consolidated Statements of Financial Condition.

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

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Flushing Financial Corporation, a Delaware corporation (the "Holding Company"), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through ten banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the "Company"), but reflects principally the Bank's activities.

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

The Company's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company's interest rate margin, which is the difference between the average yield earned on interest- earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY ("FHLB-NY") stock and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

On July 11, 2002, the Holding Company, through a subsidiary business trust, Flushing Financial Capital Trust I, issued 20,000 shares, liquidation amount $1,000 per share, of floating rate capital securities (See Note 4 of Notes to Consolidated Financial Statements). Gross proceeds from the sale of these trust preferred securities were $20.0 million, and, together with the proceeds from the sale of the trust's common securities, were used to purchase approximately $20.6 million aggregate principal amount of the Holding Company's floating rate junior subordinated debt securities due 2032. The Holding Company has guaranteed the obligations of its subsidiary business trust to the trust's capital security holders. The Holding Company intends to use the proceeds from the issuance of the trust preferred securities for general corporate purposes, which may include the repurchase of its common stock or investments in or advances to its existing or future subsidiaries. The Company also may use a portion of these proceeds to fund future acquisitions, although the Company presently does not have any agreement or understanding with respect to any such acquisition. The Company will be able to recognize a deduction of its interest cost for income tax purposes and the Bank, to the extent that it retains its current year earnings and is not required to distribute funds to the Holding Company, will increase its regulatory capital.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

GENERAL. Diluted earnings per share increased 34.5% to $0.39 for the three months ended September 30, 2002 from $0.29 for the three months ended September 30, 2001. Net income increased $1.1 million, or 28.2%, to $4.8 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. The return on average assets for the three months ended September 30, 2002 increased to 1.20% compared to 1.05% for the three months ended September 30, 2001, while the return on average equity for the three months ended September 30, 2002 increased to 14.87% from 11.34% for the three months ended September 30, 2001.

INTEREST INCOME. Total interest and dividend income increased $1.3 million, or 5.0%, to $26.9 million for the three months ended September 30, 2002 from $25.6 million for the three months ended September 30, 2001. This increase was primarily the result of a $162.0 million increase in the average balance of interest-earning assets for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The average balance of mortgage loans, net, mortgage-backed securities, other securities, and interest earning deposits and federal funds sold increased $86.0 million, $10.0 million, $41.8 million, and $23.2 million, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The yield on interest-earning assets declined 49 basis points to 7.21% for the three months ended September 30, 2002 from 7.70% for the three months ended September 30, 2001. This decrease is primarily due to the declining interest rate environment experienced during 2001, the effect of which further lowered the yield on assets and the cost of funds in 2002. These declines were partially offset by the increase in the average balance of the higher yielding mortgage loan portfolio.

INTEREST EXPENSE. Interest expense decreased $1.3 million, or 8.7%, to $13.7 million for the three months ended September 30, 2002 from $15.0 million for the three months ended September 30, 2001, primarily due to a 94 basis point decline in the cost of interest-bearing liabilities to 3.90% in the three months ended September 30, 2002 from 4.84% in the three months ended September 30, 2001. This decrease was partially offset by a $164.8 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during 2001, the effect of which further lowered the yield on assets and the cost of funds in 2002. This was coupled with an increase in the average balance of lower costing core deposits. This marks the eighth consecutive quarter that the cost of funds has declined.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INTEREST INCOME. For the three months ended September 30, 2002, net interest income increased $2.6 million, or 24.5%, to $13.1 million from $10.5 million in the three months ended September 30, 2001. This increase in net interest income is primarily due to a 45 basis point increase in the net interest spread and a $162.0 million increase in the average balance of interest-earning assets. The net interest margin increased 35 basis points to 3.52% for the three months ended September 30, 2002 from 3.17% for the three months ended September 30, 2001.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the three-month periods ended September 30, 2002 and 2001. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended September 30, 2002 and 2001.

NON-INTEREST INCOME. Total non-interest income increased $0.2 million to $1.5 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. Higher income from loan fees and banking services were partially offset by reduced dividends received on FHLB-NY stock.

NON-INTEREST EXPENSE. Non-interest expense was $6.9 million for the three months ended September 30, 2002, an increase of $1.0 million, or 16.4%, from $5.9 million for the three months ended September 30, 2001. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. This resulted in increases in salaries and benefits and professional services, which includes advertising. Management continues to monitor expenditures resulting in an improvement in the efficiency ratio to 47.4% for the three months ended September 30, 2002 from 49.4% for the three months ended September 30, 2001.

INCOME BEFORE INCOME TAXES. Total income before the provision for income taxes increased $1.8 million, or 30.2%, to $7.7 million for the three months ended September 30, 2002 as compared to $5.9 million for the three months ended September 30, 2001, for the reasons stated above.

PROVISION FOR INCOME TAXES. Income tax expense increased $0.7 million to $2.9 million for the three months ended September 30, 2002 as compared to $2.2 million for the three months ended September 30, 2001 This increase is due to the $1.8 million increase in income before income taxes, and an increase in the effective rate to 38% for the three months ended September 30, 2002 from 37% for the three months ended September 30, 2001.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

GENERAL. Diluted earnings per share increased 7.0% to $0.92 for the nine months ended September 30, 2002 from $0.86 for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 increased $0.3 million, or 3.4%, to $11.3 million from the $11.0 million reported for the nine months ended September 30, 2001. The return on average assets for the nine months ended September 30, 2002 was 0.98% compared to 1.05% for the nine months ended September 30, 2001, while the return on average equity for the nine months ended September 30, 2002 was 11.64% compared to 11.37% for the nine months ended September 30, 2001. Excluding the $2.6 million, or $0.22 per diluted share, after-tax writedown due to the impairment of the Bank's investment in a WorldCom, Inc. senior note, recorded during the second quarter of 2002, net income for the nine months ended September 30, 2002 would have been $13.9 million, or $1.14 per diluted share, an increase of $0.28 per diluted share, or 32.6%, from the nine months ended September 30, 2001. Return on average assets and return on average equity, excluding the impairment charge, would have been 1.2% and 14.3%, respectively, for the nine months ended September 30, 2002.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST INCOME. Total interest and dividend income increased $3.8 million, or 5.0%, to $79.6 million for the nine months ended September 30, 2002 from $75.8 million for the nine months ended September 30, 2001. This increase was primarily the result of a $155.4 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The average balance of mortgage loans, net, mortgage-backed securities, other securities, and interest-earning deposits and federal funds sold increased $84.3 million, $12.6 million, $51.3 million, and $6.5 million, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The yield on interest-earning assets declined 48 basis points to 7.30% for the nine months ended September 30, 2002 from 7.78% for the nine months ended September 30, 2001. This decrease is primarily due to the declining interest rate environment experienced during 2001, the effect of which further lowered the yield on assets and the cost of funds in 2002. These declines were partially offset by the increase in the average balance of the higher yielding mortgage loan portfolio.

INTEREST EXPENSE. Interest expense decreased $4.3 million, or 9.5%, to $40.9 million for the nine months ended September 30, 2002 from $45.2 million for the nine months ended September 30, 2001, primarily due to a 97 basis point decline in the cost of interest-bearing liabilities to 3.99% in the nine months ended September 30, 2002 from 4.96% in the nine months ended September 30, 2001. This decrease was partially offset by a $153.5 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during 2001, the effect of which further lowered the yield on assets and the cost of funds in 2002. This was coupled with an increase in the average balance of lower costing core deposits.

NET INTEREST INCOME. For the nine months ended September 30, 2002, net interest income increased $8.0 million, or 26.3%, to $38.7 million from $30.7 million in the nine months ended September 30, 2001. This increase in net interest income is primarily due to a 49 basis point increase in the net interest spread and a $155.4 million increase in the average balance of interest-earning assets. The net interest margin increased 40 basis points to 3.55% for the nine months ended September 30, 2002 from 3.15% for the nine months ended September 30, 2001.

PROVISION FOR LOAN LOSSES. There was no provision for loan losses for the nine-month periods ended September 30, 2002 and 2001. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the nine-month periods ended September 30, 2002 and 2001.

NON-INTEREST INCOME. Total non-interest income decreased $4.7 million to a net loss of $34,000 for the nine months ended September 30, 2002 from $4.6 million for the nine months ended September 30, 2001. The decrease is primarily due to the $4.4 million pretax impairment writedown of the Bank's investment in a WorldCom, Inc. senior note during the second quarter of 2002. Excluding the impairment writedown, non-interest income would have been $4.4 million for the nine months ended September 30, 2002, a decrease of $0.2 million, or 5.3%, from the nine months ended September 30, 2001. In addition, higher income from loan fees and banking services were offset by reduced dividends received on FHLB-NY stock.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE. Non-interest expense was $20.4 million for the nine months ended September 30, 2002, an increase of $2.5 million, or 14.0%, from $17.9 million for the nine months ended September 30, 2001. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. This resulted in increases in salaries and benefits and professional services, which includes advertising. Management continues to monitor expenditures resulting in an improvement in the efficiency ratio to 47.4% for the nine months ended September 30, 2002 from 50.1% for the nine months ended September 30, 2001.

INCOME BEFORE INCOME TAXES. Total income before the provision for income taxes increased $0.9 million, or 5.1%, to $18.3 million for the nine months ended September 30, 2002 as compared to $17.4 million for the nine months ended September 30, 2001, as the increase in net interest income was partially offset by the impairment writedown and an increase in non-interest expense.

PROVISION FOR INCOME TAXES. Income tax expense was $7.0 million for the nine months ended September 30, 2002 compared to $6.4 million for the nine months ended September 30, 2001. This increase is due to the $0.9 million increase in income before income taxes, and an increase in the effective rate to 38% for the nine months ended September 30, 2002 from 37% for the nine months ended September 30, 2001.

FINANCIAL CONDITION

ASSETS. Total assets at September 30, 2002 were $1,613.1 million, a $125.6 million increase from December 31, 2001. During the nine months ended September 30, 2002, loan originations and purchases were $65.4 million for 1-4 family residential real estate loans ($52.1 million in mixed-use), $108.4 million for multi-family real estate loans, $57.0 million for commercial real estate loans and $9.6 million in construction loans. During the nine months ended September 30, 2001, loan originations and purchases were $67.6 million for 1-4 family residential real estate loans ($36.1 million in mixed-use), $45.1 million for multi-family real estate loans, $50.8 million for commercial real estate loans and $4.6 million in construction loans. Total loans, net, increased $99.9 million during the nine months ended September 30, 2002 to $1,167.1 million from $1,067.2 million at December 31, 2001.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $4.7 million at September 30, 2002 compared to $2.4 million at December 31, 2001 and $2.6 million at September 30, 2001. The increase in non-performing assets is primarily attributed to one borrower. None of the loan-to-value ratios for each of this borrower's three loans is greater than 65%. Therefore, management believes the Bank will recover its investment in these loans. Total non- performing assets as a percentage of total assets were 0.29% at September 30, 2002 compared to 0.16% at December 31, 2001 and 0.18% at September 30, 2001. The ratio of allowance for loan losses to total non- performing loans was 165% at September 30, 2002 compared to 284% at December 31, 2001 and 254% at September 30, 2001.

LIABILITIES. Total liabilities increased $130.4 million to $1,484.5 million at September 30, 2002 from $1,354.1 million at December 31, 2001. During the nine months ended September 30, 2002, due to depositors increased $143.6 million as certificate of deposit accounts increased $68.3 million while lower costing core deposits increased $75.3 million. Notwithstanding the increase in borrowed funds due to the issuance of $20.0 million of trust preferred securities, as a result of the increase in deposits, borrowed funds were reduced by a net amount of $20.3 million.

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EQUITY. Total stockholders' equity decreased $4.8 million to $128.6 million at September 30, 2002 from $133.4 million at December 31, 2001. Net income of $11.3 million for the nine months ended September 30, 2002 and an increase of $1.8 million in the net unrealized gains in the market value of securities available for sale were offset by $17.5 million in treasury shares purchased through the Company's stock repurchase plans and $3.2 million in cash dividends paid during the nine month period. In addition, the exercise of stock options increased stockholders' equity by $1.2 million. Book value per share was $10.11 at September 30, 2002 compared to $9.89 per share at December 31, 2001 and $9.79 at September 30, 2001.

Under its stock repurchase program, the Company repurchased 985,400 shares for the nine months ended September 30, 2002, leaving 217,000 shares to be repurchased under the current stock repurchase program.

CASH FLOW. During the nine months ended September 30, 2002, funds provided by the Company's operating activities amounted to $16.4 million. These funds, together with $108.1 million provided by financing activities, which includes the issuance of the trust preferred securities, and funds available at the beginning of the year, were utilized to fund net investing activities of $106.9 million. The Company's primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the nine months ended September 30, 2002, the net total of loan originations less loan repayments was $89.7 million, and the total amount of real estate loans purchased was $10.1 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 2002, the Company purchased a total of $139.0 million in securities available for sale. Funds for investment were also provided by $99.0 million in maturities and prepayments of securities available for sale. The Company also used funds of $16.6 million for net treasury stock repurchases and $3.2 million in dividend payments during the nine months ended September 30, 2002.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2002. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

                                    Projected Percentage Change In
                                    Net Interest       Net Portfolio       Net Portfolio
Change in Interest Rate                Income              Value            Value Ratio
----------------------------------------------------------------------------------------

-300 Basis points                      -4.04%            1.61%                 9.49%
-200 Basis points                      -0.93            -0.17                  9.54
-100 Basis points                      -0.49            -0.79                  9.68
Base interest rate                        --               --                  9.95
+100 Basis points                      -0.56            -2.70                  9.89
+200 Basis points                      -3.42           -14.23                  8.99
+300 Basis points                      -8.00           -23.37                  7.64




                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2002, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 2002.


(Dollars in thousands)                           Amount             Percent of Assets
-------------------------------------------------------------------------------------

Tangible Capital:
     Capital level                                $120,324                       7.59%
     Requirement                                    23,794                       1.50
     Excess                                         96,530                       6.09

Core Capital:
     Capital level                                $120,324                       7.59%
     Requirement                                    47,588                       3.00
     Excess                                         72,736                       4.59

Risk-Based Capital:
     Capital level                                $126,906                      13.58%
     Requirement                                    74,750                       8.00
     Excess                                         52,156                       5.58





                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest- bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest- bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.


                                                             For the three months ended September 30,
                                                  ---------------------------------------------------------------
                                                               2002                             2001
                                                  ------------------------------   ------------------------------
                                                   Average   Interest  Average      Average   Interest  Average
(Dollars in thousands)                             Balance            Yield/Cost    Balance            Yield/Cost
-----------------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
    Mortgage loans, net                        $1,136,716   $22,717    7.99%        $1,050,748   $21,222    8.08%
    Other loans, net                                7,878       141    7.16              6,753       146    8.65
                                               -----------------------------        -----------------------------
       Total loans, net                         1,144,594    22,858    7.99          1,057,501    21,368    8.08
                                               -----------------------------        -----------------------------
    Mortgage-backed securities                    242,663     3,268    5.39            232,671     3,763    6.47
    Other securities                               58,176       543    3.73             16,410       248    6.05
                                               -----------------------------        -----------------------------
       Total securities                           300,839     3,811    5.07            249,081     4,011    6.44
                                               -----------------------------        -----------------------------
    Interest-earning deposits and
      federal funds sold                           45,353       186    1.64             22,196       204    3.68
                                               -----------------------------        -----------------------------
          Total interest-earning asssets        1,490,786    26,855    7.21          1,328,778    25,583    7.70
                                                          ------------------                   ------------------
Other assets                                      102,726                               87,173
                                               ----------                           ----------
          Total assets                         $1,593,512                           $1,415,951
                                               ==========                           ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
       Passbook accounts                         $211,960       753    1.42           $189,297       957    2.02
       NOW accounts                                36,379        75    0.82             30,776       133    1.73
       Money market accounts                      125,857       727    2.31             83,814       746    3.56
       Certificate of deposit account             521,154     5,520    4.24            417,736     5,654    5.41
                                               -----------------------------        -----------------------------
          Total due to depositors                 895,350     7,075    3.16            721,623     7,490    4.15
       Mortgagors' escrow deposits                 12,653         9    0.28             11,940        17    0.57
                                               -----------------------------        -----------------------------
          Total deposits                          908,003     7,084    3.12            733,563     7,507    4.09
       Borrowed funds                             500,943     6,648    5.31            510,600     7,535    5.90
                                               -----------------------------        -----------------------------
          Total interest-bearing liabilities    1,408,946    13,732    3.90          1,244,163    15,042    4.84
                                                          ------------------                   ------------------
Other liabilities                                  56,362                               40,667
                                               ----------                           ----------
          Total liabilities                     1,465,308                            1,284,830
Equity                                            128,204                              131,121
                                               ----------                           ----------
          Total liabilities and equity         $1,593,512                           $1,415,951
                                               ==========                           ==========
Net interest income/net interest spread                     $13,123    3.31%                     $10,541    2.86%
                                                          ==================                   ==================
Net interest-earning assets /
    net interest margin                          $81,840               3.52%           $84,615              3.17%
                                               ==========           ========        ==========           ========
Ratio of interest-earning assets to
    interest-bearing liabilities                                       1.06x                                1.07x
                                                                    ========                             ========

                         PART I -- FINANCIAL INFORMATION

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


AVERAGE BALANCES (continued)

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.



                                                                For the nine months ended September 30,
                                                  ---------------------------------------------------------------
                                                               2002                             2001
                                                  ------------------------------   ------------------------------
                                                   Average   Interest  Average      Average   Interest  Average
(Dollars in thousands)                             Balance            Yield/Cost    Balance            Yield/Cost
-----------------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
    Mortgage loans, net                        $1,104,739   $66,795    8.06%        $1,020,475   $62,328    8.14%
    Other loans, net                                7,039       378    7.16              6,272       422    8.97
                                               -----------------------------        -----------------------------
       Total loans, net                         1,111,778    67,173    8.06          1,026,747    62,750    8.15
                                               -----------------------------        -----------------------------
    Mortgage-backed securities                    238,263    10,019    5.61            225,642    11,214    6.63
    Other securities                               67,494     1,987    3.93             16,218       787    6.47
                                               -----------------------------        -----------------------------
       Total securities                           305,757    12,006    5.24            241,860    12,001    6.62
                                               -----------------------------        -----------------------------
    Interest-earning deposits and
      federal funds sold                           37,685       467    1.65             31,209     1,110    4.74
                                               -----------------------------        -----------------------------
          Total interest-earning asssets        1,455,220    79,646    7.30          1,299,816    75,861    7.78
                                                          ------------------                   ------------------
Other assets                                       93,092                               86,796
                                               ----------                           ----------
          Total assets                         $1,548,312                           $1,386,612
                                               ==========                           ==========
LIABILITIES AND EQUITY
Interest-bearing liabilities:
       Passbook accounts                         $206,791     2,498    1.61           $187,503     2,872    2.04
       NOW accounts                                35,340       248    0.94             30,371       418    1.84
       Money market accounts                      113,682     2,000    2.35             64,476     1,708    3.53
       Certificate of deposit account             495,525    16,114    4.34            413,414    17,376    5.60
                                               -----------------------------        -----------------------------
          Total due to depositors                 851,338    20,860    3.27            695,764    22,374    4.29
       Mortgagors' escrow deposits                 14,548        41    0.38             13,157        50    0.51
                                               -----------------------------        -----------------------------
          Total deposits                          865,886    20,901    3.22            708,921    22,424    4.22
       Borrowed funds                             503,317    20,027    5.31            506,796    22,777    5.99
                                               -----------------------------        -----------------------------
          Total interest-bearing liabilities    1,369,203    40,928    3.99          1,215,717    45,201    4.96
                                                          ------------------                   ------------------
Other liabilities                                  49,199                               42,240
                                               ----------                           ----------
          Total liabilities                     1,418,402                            1,257,957
Equity                                            129,910                              128,655
                                               ----------                           ----------
          Total liabilities and equity         $1,548,312                           $1,386,612
                                               ==========                           ==========
Net interest income/net interest spread                     $38,718    3.31%                     $30,660    2.82%
                                                          ==================                   ==================
Net interest-earning assets /
    net interest margin                          $86,017               3.55%           $84,099              3.15%
                                               ==========           ========        ==========           ========
Ratio of interest-earning assets to
    interest-bearing liabilities                                       1.06x                                1.07x
                                                                    ========                             ========

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








                                                                     Nine Months Ended
                                                      ------------------------------------------------
(In thousands)                                           September 30, 2002         September 30, 2001
------------------------------------------------------------------------------------------------------

MORTGAGE LOANS
At beginning of period                                           $1,066,270                   $985,953
Mortgage loans originated:
    One-to-four family residential real estate                       64,236                     66,588
    Co-operative apartment                                              354                        136
    Multi-family real estate                                        108,350                     45,107
    Commercial real estate                                           47,707                     50,804
    Construction                                                      9,625                      4,555
                                                      ---------------------      ---------------------
          Total mortgage loans originated                           230,272                    167,190
                                                      ---------------------      ---------------------
Mortgage loans purchased:
    One-to-four family residential real estate                          786                        876
    Commercial real estate                                            9,315                         --
                                                      ---------------------      ---------------------
          Total acquired loans                                       10,101                        876
                                                      ---------------------      ---------------------
Less:
    Principal and other reductions                                  143,191                     87,121
    Mortgage loan foreclosures                                           --                         47
                                                      ---------------------      ---------------------
At end of period                                                 $1,163,452                 $1,066,851
                                                      =====================      =====================

OTHER LOANS
At beginning of period                                               $6,725                     $6,548

Other loans originated:
    Small Business Administration                                     4,908                      2,568
    Small business loans                                              1,596                        438
    Other loans                                                       1,040                      1,232
                                                      ---------------------      ---------------------
           Total other loans originated                               7,544                      4,238
                                                      ---------------------      ---------------------
Less:
    Sales                                                             2,799                      1,348
    Principal and other reductions                                    2,594                      2,996
                                                      ---------------------      ---------------------
At end of period                                                     $8,876                     $6,442
                                                      =====================      =====================



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








(Dollars in thousands)                       September 30, 2002           December 31, 2001
----------------------------------------------------------------------------------------------

Non-accrual mortgage loans                                 $3,831                       $2,203
Other non-accrual loans                                       165                          117
                                            ---------------------       ----------------------
          Total non-accrual loans                           3,996                        2,320

Mortgage loans 90 days or more delinquent
     and still accruing                                        --                           --
Other loans 90 days or more delinquent
     and still accruing                                        --                           --
                                            ---------------------       ----------------------
          Total non-performing loans                        3,996                        2,320

Real estate owned (foreclosed real estate)                     --                           93

Investment securities                                         700                           --
                                            ---------------------       ----------------------
          Total non-performing assets                      $4,696                       $2,413
                                            =====================       ======================

Non-performing loans to gross loans                         0.34%                        0.22%
Non-performing assets to total assets                       0.29%                        0.16%



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


                                                                               Nine Months Ended
                                                               --------------------------------------------------
(Dollars in thousands)                                           September 30, 2002          September 30, 2001
-----------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                 $6,585                      $6,721
Provision for loan losses                                                          --                          --
Loans charged-off:
    One-to-four family residential real estate                                     --                           1
    Co-operative apartment                                                         --                          --
    Multi-family real estate                                                       --                           2
    Commercial estate                                                              --                          --
    Construction                                                                   --                          --
    Other                                                                          10                         130
                                                               ----------------------       ---------------------
          Total loans charged-off                                                  10                         133
                                                               ----------------------       ---------------------
Recoveries:
    Mortgage loans                                                                  2                           6
    Other loans                                                                     4                           7
                                                               ----------------------       ---------------------
          Total recoveries                                                          6                          13
                                                               ----------------------       ---------------------
Balance at end of period                                                       $6,581                      $6,601
                                                               ======================       =====================

Ratio of net charge-offs during the year to
    average loans outstanding during the period                                 0.00%                       0.01%
Ratio of allowance for loan losses to loans at end of period                    0.56%                       0.62%
Ratio of allowance for loan losses to non-performing
    assets at end of period                                                   140.13%                     253.59%
Ratio of allowance for loan losses to non-performing
    loans at end of period                                                    164.68%                     253.59%



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


ITEM 4.      CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a- 14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective as of such date. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 11, 2002, the Holding Company's subsidiary business trust, Flushing Financial Capital Trust I ("Cap Trust I"), issued $20.0 million in floating rate capital securities in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). (See Note 4 of Notes to Consolidated Financial Statements) The underwriter of the transaction was Sandler O'Neill & Partners, L.P. The aggregate offering price of the capital securities was $20.0 million. The aggregate commission paid to the underwriter was $600,000. In exchange for the proceeds from the offering of the capital securities and the proceeds of the sale of Cap Trust I's common securities, the Holding Company issued approximately $20.6 million aggregate principal amount of floating rate junior subordinated debt securities due 2032 in an offering exempt from registration under Section 4(2) of the Act. Under the terms of the indenture relating to the floating rate junior subordinated debt securities, in the event of default (as defined in the indenture), the Holding Company may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, or make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Holding Company that rank pari passu in all respects with or junior in interest to the floating rate junior subordinated debt securities, with some limited exceptions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

 ITEM 5.     OTHER INFORMATION.

None.

                          PART II -- OTHER INFORMATION
                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)   EXHIBITS.

Exhibit 3.1 Certificate of Incorporation of Flushing Financial Corporation (1)

Exhibit 3.2 Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)

Exhibit 3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation

Exhibit 3.4 By-Laws of Flushing Financial Corporation (1)

Exhibit 4.1 Rights Agreement,dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

Exhibit 4.2 Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6).

Exhibit 4.3 Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6).

Exhibit 4.4 Form of Floating Rate Junior Subordinated Debt Security of Flushing Financial Corporation (incorporated by reference to Exhibit A of Exhibit 4.5).

Exhibit 4.5 Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company.

Exhibit 4.6 Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration.

Exhibit 4.7 Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.



(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(3)  Incorporated  by  reference  to Exhibits  filed with Form S-8 filed May 31,
2002.



b)   REPORTS ON FORM 8-K.

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


                                                Flushing Financial Corporation,




Dated: November 14, 2002                   By: /s/Michael J. Hegarty
                                           -------------------------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer









Dated: November 14, 2002                   By: /s/Monica C. Passick
                                           -------------------------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Michael J. Hegarty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flushing Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c)  presented  in  this  quarterly   report our conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                   By: /s/Michael J. Hegarty
                                           -------------------------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer

                 FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Monica C. Passick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flushing Financial Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002                    By: /s/Monica C. Passick
                                            ------------------------------------
                                            Monica C. Passick
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer