Form 10-K
period 2002-12-31
FLUSHING FINANCIAL CORP
filed 2003-03-27
CIK 923139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission file number 000-24272

                         FLUSHING FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware
                                                         11-3209278
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

      As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $255,178,000. This figure is based on the closing price on that date on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, which was $20.49.

      As of February 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $206,100,000. This figure is based on the closing price on that date on the Nasdaq National Market for a share of the registrant's Common Stock, $0.01 par value, which was $17.30.

      The number of shares of the registrant's Common Stock outstanding as of February 28, 2003 was 12,599,923 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002 are incorporated herein by reference in Part II, and portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003 are incorporated herein by reference in
Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

                                    BUSINESS

Item 1.  Business .........................................................    1
           General ........................................................    1
           Market Area and Competition ....................................    2
           Lending Activities .............................................    3
                  Loan Portfolio Composition ..............................    3
                  Loan Maturity and Repricing .............................    6
                  One-to-Four Family Mortgage Lending .....................    6
                  Home Equity Loans .......................................    8
                  Multi-Family Lending ....................................    8
                  Commercial Real Estate Lending ..........................    8
                  Construction Loans ......................................    9
                  Small Business Administration Lending ...................    9
                  Consumer and Other Lending ..............................    9
                  Loan Approval Procedures and Authority ..................    9
                  Loan Concentrations .....................................   10
                  Loan Servicing ..........................................   10
           Asset Quality ..................................................   10
                  Loan Collection .........................................   10
                  Delinquent Loans and Non-performing Assets ..............   11
                  REO .....................................................   11
           Allowance for Loan Losses ......................................   12
           Investment Activities ..........................................   15
                  General .................................................   15
                  Mortgage-backed securities ..............................   16
           Sources of Funds ...............................................   19
                  General .................................................   19
                  Deposits ................................................   19
                  Borrowings ..............................................   22
           Subsidiary Activities ..........................................   23
           Personnel ......................................................   24
           Stock-Based Compensation .......................................   24

                                  RISK FACTORS

           Effect of Interest Rates .......................................   25
           Lending Activities .............................................   25
           Competition ....................................................   26
           Local Economic Conditions ......................................   26
           Legislation and Proposed Changes ...............................   26
           Certain Anti-Takeover Provisions ...............................   26

                        FEDERAL, STATE AND LOCAL TAXATION

           Federal Taxation ...............................................   27
                  General .................................................   27
                  Bad Debt Reserves .......................................   27
                  Distributions ...........................................   28
                  Corporate Alternative Minimum Tax .......................   28
           State and Local Taxation .......................................   28
                  New York State and New York City Taxation ...............   28
                  Delaware State Taxation .................................   29

                                   REGULATION

           General ........................................................   29
           Holding Company Regulation .....................................   30
           Investment Powers ..............................................   31
           Real Estate Lending Standards ..................................   31
           Loans-to-One Borrower Limits ...................................   31
           Insurance of Accounts ..........................................   31
           Qualified Thrift Lender Test ...................................   32
           Transactions with Affiliates ...................................   33
           Restrictions on Dividends and Capital Distributions ............   33
           Federal Home Loan Bank System ..................................   34
           Assessments ....................................................   34
           Branching ......................................................   34
           Community Reinvestment .........................................   34
           Brokered Deposits ..............................................   35
           Capital Requirements ...........................................   35
                  General .................................................   35
                  Tangible Capital Requirement ............................   35
                  Core Capital Requirement ................................   35
                  Risk-Based Requirement ..................................   36
           Federal Reserve System .........................................   36
           Financial Reporting ............................................   37
           Standards for Safety and Soundness .............................   37
           Gramm-Leach-Bliley Act .........................................   37
           USA Patriot Act ................................................   38
           Prompt Corrective Action .......................................   38
           Federal Securities Laws ........................................   39

                              AVAILABLE INFORMATION

          Available Information ...........................................   39
Item 2.   Properties ......................................................   40
Item 3.   Legal Proceedings ...............................................   40
Item 4.   Submission of Matters to a Vote of Security Holders .............   40

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters .......................................................   41
Item 6.   Selected Financial Data .........................................   41
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................   41
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ......   41
Item 8.   Financial Statements and Supplementary Data .....................   41
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ..........................................   41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............   42
Item 11.  Executive Compensation ..........................................   42
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ...............................   42
Item 13.  Certain Relationships and Related Transactions ..................   42
Item 14.  Controls and Procedures .........................................   43

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .   43
           (a)  1.  Financial Statements ..................................   43
           (a)  2.  Financial Statement Schedules .........................   43
           (b)  Reports on Form 8-K filed during the last quarter of
                   fiscal 2002 ............................................   43
           (c)  Exhibits Required by Securities and Exchange Commission
                   Regulation S-K .........................................   44

                                   SIGNATURES

                                POWER OF ATTORNEY

                                 CERTIFICATIONS

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

Item 1. Business.

General

      Flushing Financial Corporation (the "Company") is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the "Bank"). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank. The Company acquired all of the stock of the Bank upon its conversion from a federal mutual savings bank to a federal stock savings bank on November 21, 1995. The primary business of the Company at this time is the operation of its wholly owned subsidiary, the Bank. The Company also owns Flushing Financial Capital Trust I ("Trust"), a special purpose business trust formed to issue capital securities. At December 31, 2002, the Company had total assets of $1.7 billion, deposits of $1.0 billion and stockholders' equity of $131.4 million. Flushing Financial Corporation's common stock is traded on the Nasdaq National Market under the symbol "FFIC".

      The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. At the present time, the Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Company.

      Unless otherwise disclosed, the information presented in the financial statements and this Form 10-K reflect the financial condition and results of operations of the Company, the Trust, the Bank and the Bank's subsidiaries on a consolidated basis. Management views the Company and its subsidiaries as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

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

      On July 17, 2001, the Board of Directors of the Company declared a three-for-two split of the Company's common stock in the form of a 50% stock dividend, which was paid on August 30, 2001. Each stockholder received one additional share for every two shares of the Company's common stock held at the record date, August 10, 2001. Cash was paid in lieu of fractional shares and the dividend was not paid on shares held in treasury. All share and per share data for prior years in this Form 10-K have been adjusted to reflect this stock dividend.

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

      For a discussion of the Company's business strategies, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Management Strategy," included in the Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report"), incorporated herein by reference.

Lending Activities

      Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional fixed-rate mortgage loans and adjustable rate mortgage ("ARM") loans secured by one-to-four family residences, mortgage loans secured by multi-family income producing properties or commercial real estate, construction loans, SBA loans, other small business loans and consumer loans. At December 31, 2002, the Bank had gross loans outstanding of $1,174.7 million (before the allowance for loan losses and net deferred costs), of which $438.6 million, or 37.33%, were one-to-four family residential mortgage loans (including $170.5 million of mixed-use property loans, $16.8 million of condominium loans, $5.2 million of co-operative apartment loans and $7.0 million of home equity loans). Of the one-to-four family residential loans outstanding on that date, 40.18% were ARM loans and 59.82% were fixed-rate loans. At December 31, 2002, multi-family loans totaled $452.7 million, or 38.54% of gross loans, commercial real estate loans totaled $257.1 million, or 21.88% of gross loans, construction loans totaled $17.8 million, or 1.52% of gross loans, SBA loans totaled $4.3 million, or 0.37% of gross loans, and consumer and other loans totaled $4.2 million, or 0.36% of gross loans.

      The Bank has traditionally emphasized the origination and acquisition of one-to-four family residential mortgage loans, which include ARM loans, fixed-rate mortgage loans, mixed-use property mortgage loans and home equity loans. In recent years, the Bank has placed greater emphasis on multi-family and commercial real estate loans. The Bank expects to continue its emphasis on multi-family and commercial real estate loans as well as on mixed-use property one-to-four family residential mortgage loans. From December 31, 2001 to December 31, 2002, mixed-use property one-to-four family residential mortgage loans increased $60.7 million, or 55.3%, multi-family loans increased $83.0 million, or 22.5%, commercial real estate loans increased $42.6 million, or 19.9%, and conventional one-to-four family residential mortgage loans decreased $90.4 million, or 25.2%. Fully underwritten conventional one-to-four family residential mortgage loans are considered by the banking industry to have less risk than other types of loans. Mixed-use property one-to-four family residential mortgage loans, multi-family income producing real estate loans and commercial real estate loans generally have higher yields than conventional one-to-four family residential loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to greater credit risk than fully underwritten conventionsl one-to-four family residential mortgage loans. The Bank's strategy to emphasize multi-family and commercial real estate loans can be expected to increase the overall level of credit risk inherent in the Bank's loan portfolio. The greater risk associated with multi-family and commercial real estate loans could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Company has not experienced significant losses in its mixed-use property, multi-family and commercial real estate loan portfolios, and has determined that, at this time, additional provisions are not required.

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

      The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                            At December 31,
                                                 ---------------------------------------------------------------------
                                                          2002                   2001                   2000
                                                 --------------------   --------------------   --------------------
                                                             Percent                Percent                Percent
                                                   Amount    of Total     Amount    of Total     Amount    of Total
                                                 ----------  --------   ----------  --------   ----------  --------
                                                                         (Dollars in thousands)
Mortgage Loans:
   One-to-four family residential (1)            $  433,443    36.89%   $  461,801    43.04%   $  467,784    47.13%
   Co-operative apartment (2)                         5,205     0.44         6,601     0.62         8,009     0.81
   Multi-family real estate                         452,663    38.54       369,651    34.45       334,307    33.68
   Commercial real estate                           257,054    21.88       214,410    19.98       167,549    16.88
   Construction                                      17,827     1.52        13,807     1.29         8,304     0.84
                                                 ----------   ------    ----------   ------    ----------   ------
        Gross mortgage loans                      1,166,192    99.27     1,066,270    99.38       985,953    99.34
Small Business Administration  Loans                  4,301     0.37         3,911     0.36         2,844     0.29
Consumer and other loans                              4,185     0.36         2,814     0.26         3,704     0.37
                                                 ----------   ------    ----------   ------    ----------   ------
        Gross loans                               1,174,678   100.00%    1,072,995   100.00%      992,501   100.00%
                                                              ======                 ======                 ======

Unearned loan fees and deferred
  costs, net                                          1,463                    787                    579
Less: Allowance for loan losses                      (6,581)                (6,585)                (6,721)
                                                 ----------             ----------             ----------
        Loans, net                               $1,169,560             $1,067,197             $  986,359
                                                 ==========             ==========             ==========

                                                                 At December 31,
                                                 -------------------------------------------
                                                         1999                   1998
                                                 --------------------   --------------------
                                                             Percent                Percent
                                                   Amount    of Total     Amount    of Total
                                                 ----------  --------   ----------  --------
Mortgage Loans:
   One-to-four family residential (1)            $  414,194    46.92%   $  361,786    47.69%
   Co-operative apartment (2)                         8,926     1.01        10,238     1.35
   Multi-family real estate                         310,594    35.19       277,437    36.57
   Commercial real estate                           137,072    15.53       101,401    13.37
   Construction                                       6,198     0.70         3,203     0.42
                                                 ----------   ------    ----------   ------
        Gross mortgage loans                        876,984    99.35       754,065    99.40
Small Business Administration  Loans                  2,369     0.27         2,616     0.35
Consumer and other loans                              3,379     0.38         1,899     0.25
                                                 ----------   ------    ----------   ------
        Gross loans                                 882,732   100.00%      758,580   100.00%
                                                              ======                 ======

Unearned loan fees and deferred
  costs, net                                            (28)                (1,263)
Less: Allowance for loan losses                      (6,818)                (6,762)
                                                 ----------             ----------
        Loans, net                               $  875,886             $  750,555
                                                 ==========             ==========

(1) One-to-four family residential loans also include home equity, condominium and mixed-use loans. At December 31, 2002, gross home equity loans totaled $7.0 million and condominium loans totaled $16.8 million. Mixed-use property mortgage loans included in one-to-four family residential loans totaled $170.5 million at December 31, 2002.

(2) Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

      The following table sets forth the Bank's loan originations (including the net effect of refinancings) and the changes in the Bank's portfolio of loans, including purchases, sales and principal reductions for the years indicated:

                                                                For the Year Ended December 31,
                                                             ------------------------------------
                                                                2002          2001        2000
                                                             ----------   ----------   ----------
                                                                       (In thousands)
Mortgage Loans

At beginning of year                                         $1,066,270   $  985,953   $  876,984

Mortgage loans originated:
     One-to-four family residential - conventional               18,213       32,604       52,676
     One-to-four family residential - mixed-use properties       71,930       48,640       25,452
     Co-operative apartment                                         354          136          265
     Multi-family real estate                                   136,944       70,999       63,813
     Commercial real estate                                      63,803       62,076       41,948
     Construction                                                13,825        8,719        5,078
                                                             ----------   ----------   ----------
          Total mortgage loans originated                       305,069      223,174      189,232
                                                             ----------   ----------   ----------

Mortgage loans purchased:
     One-to-four family residential                                 863          876       15,658
     Commercial real estate                                       9,315           --           --
                                                             ----------   ----------   ----------
          Total mortgage loans purchased                         10,178          876       15,658
                                                             ----------   ----------   ----------

Less:
     Principal reductions                                       214,125      143,614       95,695
     Mortgage loan sales                                          1,200           --           --
     Mortgage loan foreclosures                                      --          119          226
                                                             ----------   ----------   ----------
At end of year                                               $1,166,192   $1,066,270   $  985,953
                                                             ==========   ==========   ==========

SBA, Consumer and Other Loans

At beginning of year                                         $    6,725   $    6,548   $    5,748

Loans originated:
     SBA loans                                                    5,408        3,409        3,635
     Small business loans                                         2,030          507          845
     Other loans                                                  2,272        2,346        3,021
                                                             ----------   ----------   ----------
          Total other loans originated                            9,710        6,262        7,501
                                                             ----------   ----------   ----------

Less:
     Sales                                                        3,645        1,648        2,474
     Repayments                                                   4,298        4,296        4,151
     Charge-offs                                                      6          141           76
                                                             ----------   ----------   ----------
At end of year                                               $    8,486   $    6,725   $    6,548
                                                             ==========   ==========   ==========

      Loan Maturity and Repricing. The following table shows the maturity of the Bank's non-mortgage loan portfolio at December 31, 2002. Scheduled repayments are shown in the maturity category in which the payments become due.

                                                                              Consumer
                                                       Construction     SBA   and Other    Total
                                                       ------------   ------  ---------   -------
                                                                        (In thousands)
Amounts due within one year                                 $12,776   $  500    $2,520    $15,796
                                                            -------   ------    ------    -------
Amounts due after one year:
  One to two years                                            5,051      401       486      5,938
  Two to three years                                             --      379       287        666
  Three to five years                                            --      514       503      1,017
  Over five years                                                --    2,507       389      2,896
                                                            -------   ------    ------    -------
    Total due after one year                                  5,051    3,801     1,665     10,517
                                                            -------   ------    ------    -------
Total amounts due                                           $17,827   $4,301    $4,185    $26,313
                                                            =======   ======    ======    =======

Sensitivity of loans to changes in interest rates
   - loans due after one year:
  Fixed rate loans                                          $ 5,051   $3,705    $1,311    $10,067
  Adjustable rate loans                                          --       96       354        450
                                                            -------   ------    ------    -------
    Total loans due after one year                          $ 5,051   $3,801    $1,665    $10,517
                                                            =======   ======    ======    =======

      One-to-Four Family Mortgage Lending. The Bank offers mortgage loans secured by one-to-four family residences, including mixed-use properties, townhouses and condominium units, located in its primary lending area. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as "residential mortgage loans." The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. Residential mortgage loans were $438.6 million, or 37.33% of gross loans, at December 31, 2002.

      During 2002 and 2001, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The primary income-producing units of these properties are the residential dwelling units. Mixed-use property mortgage loans generally have a higher interest rate than single-family dwellings. Mixed-use property mortgage loans also have a higher degree of risk than single-family dwellings, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2002, mixed-use property mortgage loans included in one-to-four family residential mortgage loans amounted to $170.5 million, as compared to $109.8 million at December 31, 2001 and $66.0 million at December 31, 2000, representing an increase of $104.5 million during the two year period.

      Partly in response to the intense competition for originations of one-to-four family residential mortgage loans, the Bank has a program of correspondent relationships with several mortgage bankers and brokers operating in the New York metropolitan area. Under this program, the Bank may, from time-to-time, purchase individual newly originated one-to-four family loans originated by such correspondents. The loans are underwritten pursuant to the Bank's credit underwriting standards and each loan is reviewed by Bank personnel prior to purchase to ensure conformity with such standards. During 2002, through these relationships, the Bank purchased $0.9 million in one-to-four family mortgage loans, as compared to $0.9 million in 2001 and $15.7 million during 2000.

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

      Residential mortgage loans originated by the Bank have generally been underwritten to FNMA and other agency guidelines to facilitate securitization and sale in the secondary market. These guidelines require, among other things, verification of the loan applicant's income. However, from time to time, the Bank originates residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income, provided that the borrower's stated income is considered reasonable for the borrower's type of business. These loans involve a higher degree of risk as compared to the Bank's other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank's policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $5.2 million, $11.1 million and $18.7 million in loans of this type during 2002, 2001 and 2000, respectively.

      The Bank's fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank's cost of funds. The Bank originated and purchased $35.9 million, $39.9 million and $11.2 million of 15-year fixed-rate residential mortgage loans in 2002, 2001 and 2000, respectively. The Bank also originated and purchased $1.5 million, $10.7 million and $23.4 million of 30-year fixed rate residential mortgage loans in 2002, 2001 and 2000, respectively. These loans have been retained to provide flexibility in the management of the Company's interest rate sensitivity position. At December 31, 2002, $262.4 million, or 59.8%, of the Bank's residential mortgage loans consisted of fixed rate loans.

      The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased one-to-four family residential ARM loans totaling $54.0 million, $31.7 million and $59.4 million during 2002, 2001 and 2000, respectively. At December 31, 2002, $176.2 million, or 40.2%, of the Bank's residential mortgage loans consisted of ARM loans.

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

      ARM loans generally involve credit risks different from those inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. However, this potential risk is lessened by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limit the increase of a borrower's monthly payment. The Bank has not in the past, nor does it currently originate ARM loans that provide for negative amortization.

      Home Equity Loans. Home equity loans are included in the Bank's portfolio of one-to-four family residential mortgage loans. These loans are offered as adjustable-rate "home equity lines of credit" on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to a 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $100,000. The Loan Committee approves loans in excess of $100,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2002, home equity loans totaled $7.0 million, or 0.59%, of gross loans.

      Multi-Family Lending. Loans secured by multi-family income producing properties were $452.7 million, or 38.54% of gross loans, at December 31, 2002, all of which were secured by properties located within the Bank's market area. The Bank's multi-family loans had an average principal balance of $457,000 at December 31, 2002, and the largest multi-family loan held in the Bank's portfolio had a principal balance of $7.4 million. Multi-family loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. On a select and limited basis, multi-family loans may be made at fixed rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on multi-family loans.

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

      Commercial Real Estate Lending. Loans secured by commercial real estate were $257.1 million, or 21.88% of the Bank's gross loans, at December 31, 2002. The Bank's commercial real estate loans are secured by improved properties such as offices, motels, nursing homes, small business facilities, strip shopping centers, warehouses, and religious facilities. At December 31, 2002, substantially all of the Bank's commercial real estate loans were secured by properties located within the Bank's market area. At that date, the Bank's commercial real estate loans had an average principal balance of $781,000, and the largest of such loans, which was secured by a nursing home, had a principal balance of $6.5 million. Commercial real estate loans are generally originated in a range of $100,000 to $6.0 million. Commercial real estate loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. On a select and limited basis, commercial real estate loans may be made at fixed interest rates for terms of seven, 10 or 15 years. An origination fee of up to 1% is typically charged on all commercial real estate loans.

      In underwriting commercial real estate loans, the Bank employs the same underwriting standards and procedures as are employed in underwriting multi-family loans.

      Commercial real estate loans generally carry larger loan balances than one-to-four family residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to multi-family loans.

      Construction Loans. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential real estate properties. The Bank's policies provide that construction loans may be made in amounts up to 65% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments, either from the Bank or another financial institution, and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 2002 totaled $17.8 million, or 1.52% of gross loans.

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

      Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $1.0 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from three to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%. At December 31, 2002, SBA loans totaled $4.3 million, representing 0.37% of gross loans.

      Consumer and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total consumer and other loans outstanding at December 31, 2002 amounted to $4.2 million, or 0.36% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $500,000, with a maximum term of seven years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

      Loan Approval Procedures and Authority. The Bank's Board-approved lending policies establish loan approval requirements for its various types of loan products. The Bank's Residential Mortgage Lending Policy establishes authorized levels of approval. Residential mortgage loans that do not exceed $500,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, "Authorized Officers") and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, "Loan Officers"). For residential mortgage loans greater than $500,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve residential mortgage loans in excess of $650,000. Pursuant to the Bank's Commercial Real Estate Lending Policy, all loans secured by commercial real estate properties and multi-family income producing properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank's Business Loan Policy, all business loans up to $50,000, and SBA loans up to $500,000, must be approved by the Business Loan Committee, and subsequently ratified by the Management Loan Committee. Business loans in excess of $50,000 up to $500,000, and SBA loans in excess of $500,000 up to $1,500,000, must be approved by the Management Loan Committee and subsequently ratified by the Loan Committee of the Bank's Board of Directors. Consumer loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank's Construction Loan Policy requires that the Loan or Executive Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank's written loan policies must be approved by the Loan or Executive Committee or the Bank's Board of Directors.

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

      Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank's unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See "Regulation." However, it is currently the Bank's policy not to extend such additional credit. At December 31, 2002, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $9.4 million, $8.3 million and $8.3 million for each of the three borrowers.

      Loan Servicing. At December 31, 2002, the Bank was servicing $16.9 million of mortgage loans and $9.3 million of SBA loans for others. The Bank's policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

      Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may commence foreclosure proceedings against real property that secures the real estate loan and attempt to repossess personal or business property that secures an SBA loan, business loan, consumer loan or co-operative apartment loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction loans are made on a case-by-case basis. Since foreclosure typically halts the sale of the collateral and may be a lengthy procedure, the Bank may consider loan work-out arrangements to work with multi-family or commercial real estate borrowers in an effort to restructure the loan rather than foreclose, particularly if the borrower is, in the opinion of management, able to manage the project. In certain circumstances, on rental properties, the Bank may institute proceedings to seize the rent.

      On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2002, the Bank held $0.6 million of loans that were serviced by others.

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

      The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned ("REO") at the dates indicated. During the years ended December 31, 2002, 2001 and 2000, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $222,000, $117,000 and $79,000, respectively. These amounts were not included in the Bank's interest income for the respective periods.

                                                             At December 31,
                                             ----------------------------------------------
                                               2002      2001      2000      1999      1998
                                             ------    ------    ------    ------    ------
                                                          (Dollars in thousands)
Non-accrual loans:
One-to-four family residential               $  816    $1,958    $1,336    $1,349    $1,261
Co-operative apartment                           20        20        --        29        15
Multi-family real estate                         --       225       156        --        --
Commercial real estate                        2,537        --        --     1,779     1,280
Construction                                     --        --        --        --        --
                                             ------    ------    ------    ------    ------
          Total non-accrual mortgage loans    3,373     2,203     1,492     3,157     2,556
Other non-accrual loans                         219       117       126        39        41
                                             ------    ------    ------    ------    ------
          Total non-accrual loans             3,592     2,320     1,618     3,196     2,597
Loans 90 days or more delinquent
     and still accruing                          --        --        --        --        --
                                             ------    ------    ------    ------    ------
          Total non-performing loans          3,592     2,320     1,618     3,196     2,597
Foreclosed real estate                           --        93        44       368        77
Investment securities                           700        --        --        --        --
                                             ------    ------    ------    ------    ------
          Total non-performing assets        $4,292    $2,413    $1,662    $3,564    $2,674
                                             ======    ======    ======    ======    ======
Troubled debt restructurings                     --        --        --        --        --
                                             ======    ======    ======    ======    ======
Non-performing loans to gross loans            0.31%     0.22%     0.16%     0.36%     0.34%
Non-performing assets to total assets          0.26%     0.16%     0.12%     0.29%     0.23%

      REO. The Bank aggressively markets its REO properties. At December 31, 2002, the Bank did not own any properties acquired through foreclosure.

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

      Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Accordingly, the Bank did not record a provision for loan losses for the years ended December 31, 2002, 2001 and 2000. At December 31, 2002, the total allowance for loan losses was $6.6 million, representing 183.23% of non-performing loans and 153.34% of non-performing assets, compared to ratios of 283.85% and 272.94% respectively, at December 31, 2001. The Bank continues to monitor and, as necessary, modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

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

      The following table sets forth changes in, and the balance of, the Bank's allowance for loan losses at and for the dates indicated.

                                                                       At and For the Year Ended December 31,
                                                           ----------------------------------------------------------
                                                            2002         2001         2000         1999         1998
                                                           ------       ------       ------       ------       ------
                                                                            (Dollars in thousands)

Balance at beginning of year                               $6,585       $6,721       $6,818       $6,762       $6,474
Provision for loan losses                                      --           --           --           36          214
Loans charged-off:
     One-to-four family                                        --            1            4           32           91
     Co-operative apartment                                    --           --           --            2           --
     Multi-family real estate                                  --            2            2           --           --
     Commercial real estate                                    --           --           --           --           --
     Construction                                              --           --           --           --           --
     Other                                                     12          146           93           99           12
                                                           ------       ------       ------       ------       ------
          Total loans charged-off                              12          149           99          133          103
                                                           ------       ------       ------       ------       ------
Recoveries:
     Mortgage loans                                             3            6           --          153          177
     Other loans                                                5            7            2           --           --
                                                           ------       ------       ------       ------       ------
          Total recoveries                                      8           13            2          153          177
                                                           ------       ------       ------       ------       ------
Balance at end of year                                     $6,581       $6,585       $6,721       $6,818       $6,762
                                                           ======       ======       ======       ======       ======

Ratio of net charge-offs (recoveries) during the year
   to average loans outstanding during the year              0.00%        0.01%        0.01%        0.00%       (0.01)%
Ratio of allowance for loan losses to
   gross loans at end of the year                            0.56%        0.61%        0.68%        0.77%        0.89%
Ratio of allowance for loan losses to
   non-performing loans at the end of year                 183.23%      283.85%      415.32%      213.29%      260.36%
Ratio of allowance for loan losses to
   non-performing assets at the end of year                153.34%      272.94%      404.28%      191.29%      252.83%

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

                                                                 At December 31,
                                    -----------------------------------------------------------------------
                                             2002                     2001                     2000
                                    ---------------------    ---------------------    ---------------------
                                              Percentage               Percentage               Percentage
                                              of Loans in              of Loans in              of Loans in
                                              Category to              Category to              Category to
Loan Category                       Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Mortgage Loans:
     One-to-four family             $1,515       36.89%      $1,870       43.04%      $1,916       47.13%
     Co-operative                      119        0.44          109        0.62          126        0.81
     Multi-family                    1,286       38.54          982       34.45        1,134       33.68
     Commercial                      2,807       21.88        3,007       19.98        2,983       16.88
     Construction                       52        1.52           34        1.29           27        0.84
                                    ------------------       ------------------       ------------------
          Total mortgage loans       5,779       99.27        6,002       99.38        6,186       99.34
Small Business
   Administration loans                499        0.37          418        0.36          295        0.29
Other Loans                            303        0.36          165        0.26          240        0.37
                                    ------------------       ------------------       ------------------
          Total loans               $6,581      100.00%      $6,585      100.00%      $6,721      100.00%
                                    ==================       ==================       ==================

                                                    At December 31,
                                    ----------------------------------------------
                                             1999                     1998
                                    ---------------------    ---------------------
                                              Percentage               Percentage
                                              of Loans in              of Loans in
                                              Category to              Category to
Loan Category                       Amount    Total Loans    Amount    Total Loans
                                    ------    -----------    ------    -----------
                                                 (Dollars in thousands)

Mortgage Loans:
     One-to-four family             $1,903      46.92%       $2,575      47.69%
     Co-operative                      144       1.01           278       1.35
     Multi-family                    1,216      35.19         1,395      36.57
     Commercial                      3,003      15.53         1,990      13.37
     Construction                       24       0.70           114       0.42
                                    -----------------        -----------------
          Total mortgage loans       6,290      99.35         6,352      99.40
Small Business
   Administration loans                237       0.27           273       0.35
Other Loans                            291       0.38           137       0.25
                                    -----------------        -----------------
          Total loans               $6,818     100.00%       $6,762     100.00%
                                    =================        =================


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

      The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2002, the Company had $359.0 million in securities available for sale which represented 21.71% of total assets. These securities had an aggregate market value at December 31, 2002 that was approximately 2.7 times the amount of the Company's equity at that date. The cumulative balance of unrealized net gains on securities available for sale was $4.6 million, net of taxes, at December 31, 2002. As a result of the magnitude of the Company's holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 6 of Notes to Consolidated Financial Statements, included in the Annual Report and incorporated herein by reference. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

      At December 31, 2002, the Company had no investment in a particular issuer's securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company's equity.

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

                                                                           At December 31,
                                                ------------------------------------------------------------------
                                                        2002                    2001                    2000
                                                --------------------   -------------------    --------------------
                                                 Amortized  Market     Amortized  Market      Amortized   Market
                                                   Cost      Value       Cost      Value        Cost      Value
                                                --------------------   -------------------    --------------------
                                                                         (In thousands)
Securities available for sale
Bonds and other debt securities:
    U.S. government and agencies                 $ 15,376   $ 15,609   $     --   $     --     $  5,990   $  5,932
    Corporate debentures                            1,700      2,252     32,884     32,985        2,835      2,847
    Public utility                                     --         --      8,042      8,132        1,001      1,038
                                                --------------------   -------------------    --------------------
        Total bonds and other debt securities      17,076     17,861     40,926     41,117        9,826      9,817
                                                --------------------   -------------------    --------------------
Mutual funds                                       19,535     19,412     18,899     18,867        3,566      3,593
                                                --------------------   -------------------    --------------------

Equity securities:
    Common stock                                      243        862        243        842          243        505
    Preferred stock                                 1,610      1,594      1,641      1,655        2,608      2,679
                                                --------------------   -------------------    --------------------
        Total equity securities                     1,853      2,456      1,884      2,497        2,851      3,184
                                                --------------------   -------------------    --------------------
Mortgage-backed securities:
    GNMA                                           94,302     97,529    132,678    134,125      201,688    200,718
    FNMA                                          114,103    116,983     50,895     51,359        9,516      9,725
    FHLMC                                          46,468     47,153     20,552     20,810        8,527      8,612
    REMIC and CMO                                  57,049     57,590     36,292     36,764       19,493     19,571
                                                --------------------   -------------------    --------------------
        Total mortgage-backed securities          311,922    319,255    240,417    243,058      239,224    238,626
                                                --------------------   -------------------    --------------------
Total securities available for sale               350,386    358,984    302,126    305,539      255,467    255,220
                                                --------------------   -------------------    --------------------
Interest-bearing deposits and
    Federal funds sold                             34,785     34,785     28,367     28,367       12,185     12,185
                                                --------------------   -------------------    --------------------
Total                                            $385,171   $393,769   $330,493   $333,906     $267,652   $267,405
                                                ====================   ===================    ====================

      Mortgage-backed securities. At December 31, 2002, the Company had $319.3 million invested in mortgage-backed securities, of which $79.1 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

      The following table sets forth the Company's mortgage-backed securities purchases, sales and principal repayments for the years indicated:

                                                                  For the Year Ended December 31,
                                                               ------------------------------------
                                                                 2002          2001         2000
                                                               ------------------------------------
                                                                          (In thousands)

At beginning of year                                           $243,058      $238,626      $269,022

Purchases of mortgage-backed securities                         227,309       131,818        22,265
Amortization of unearned premium, net of
    accretion of unearned discount                               (1,693)         (848)         (927)
Net change in unrealized gains (losses) on
     mortgage-backed securities available for sale                4,692         3,239         7,403
Sales of mortgage-backed securities                             (15,768)      (27,484)      (23,007)
Principal repayments received on
    mortgage-backed securities                                 (138,343)     (102,293)      (36,130)

                                                               ------------------------------------
    Net increase (decrease) in mortgage-backed securities        76,197         4,432       (30,396)
                                                               ------------------------------------

At end of year                                                 $319,255      $243,058      $238,626
                                                               ====================================

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

      The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company's and the Bank's debt and equity securities at December 31, 2002. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company and the Bank carry these investments at their estimated fair value in the consolidated financial statements.

                                           One Year or Less     One to Five Years   Five to Ten Years
                                          ------------------   ------------------  -------------------
                                                    Weighted             Weighted             Weighted
                                          Amortized  Average   Amortized  Average   Amortized  Average
                                            Cost      Yield      Cost      Yield      Cost      Yield
                                          ------------------   ------------------  -------------------
                                                             (Dollars in thousands)
Securities available for sale

Bonds and other debt securities:

    U.S. government and agencies                --       --           --      --     $ 10,282    5.96%
    Corporate debt                              --       --     $  1,700    7.36%          --      --
                                          -----------------     ----------------     ----------------
      Total bonds and other debt
        securities                              --       --        1,700    7.36       10,282    5.96
                                          -----------------     ----------------     ----------------
Mutual funds                              $ 19,535     3.31%          --      --           --      --
                                          -----------------     ----------------     ----------------
Equity securities:
    Common stock                               243    10.39           --      --           --      --
    Preferred stock                            735     5.73          275    7.35           --      --
                                          -----------------     ----------------     ----------------
      Total equity securities                  978     6.89          275    7.35           --      --
                                          -----------------     ----------------     ----------------
Mortgage-backed securities:
    GNMA                                        --       --           --      --           --      --
    FNMA                                        --       --          125    7.53       22,179    5.43
    FHLMC                                       --       --           --      --           --      --
    REMIC and CMO                               --       --           --      --       22,650    4.88
                                          -----------------     ----------------     ----------------
      Total mortgage-backed securities          --       --          125    7.53       44,829    5.15
                                          -----------------     ----------------     ----------------
Interest-bearing deposits and Federal
    Funds sold                              34,785     1.15           --      --           --      --
                                          -----------------     ----------------     ----------------
      Total securities                    $ 55,298     2.01%    $  2,100    7.37%    $ 55,111    5.30%
                                          =================     ================     ================

                                            More than Ten
                                               Years                       Total Securities
                                          ------------------   ------------------------------------------
                                                                Average
                                                     Weighted  Remaining                         Weighted
                                           Amortized  Average   Years to  Amortized   Estimated  Average
                                             Cost      Yield    Maturity    Cost      Fair Value   Yield
                                           ------------------  --------------------   --------------------
                                                                (Dollars in thousands)
Securities available for sale

Bonds and other debt securities:

    U.S. government and agencies            $  5,094    6.87%    11.09    $ 15,376    $ 15,609     6.26%
    Corporate debt                                --      --      1.62       1,700       2,252     7.36
                                            ----------------     --------------------------------------
      Total bonds and other debt
        securities                             5,094    6.87     10.15      17,076      17,861     6.37
                                            ----------------     --------------------------------------
Mutual funds                                      --      --       N/A      19,535      19,412     3.31
                                            ----------------     --------------------------------------
Equity securities:
    Common stock                                  --      --       N/A         243         862    10.39
    Preferred stock                              600    9.96     10.71       1,610       1,594     7.58
                                            ----------------     --------------------------------------
      Total equity securities                    600    9.96     10.71       1,853       2,456     7.95
                                            ----------------     --------------------------------------
Mortgage-backed securities:
    GNMA                                      94,302    5.96     27.22      94,302      97,529     5.96
    FNMA                                      91,799    5.42     16.99     114,103     116,983     5.42
    FHLMC                                     46,468    5.68     22.14      46,468      47,153     5.68
    REMIC and CMO                             34,399    5.01     15.12      57,049      57,590     4.96
                                            ----------------     --------------------------------------
      Total mortgage-backed securities       266,968    5.60     20.51     311,922     319,255     5.54
                                            ----------------     --------------------------------------
Interest-bearing deposits and Federal
    Funds sold                                    --      --       N/A      34,785      34,785     1.15
                                            ----------------     --------------------------------------
      Total securities                      $272,662    5.64%    19.93    $385,171    $393,769     5.08%
                                            ================     ======================================

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

      The Bank's core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. The Bank has seen an increase in its deposits in each of the past two years. During this time period, it is generally believed that investors have withdrawn funds from the stock market, which has declined in value each of these years, and deposited these funds in banks. During 2002, the nation's economy expanded slowly and, in response, the Federal Reserve lowered interest rates. The Bank responded by lowering interest rates paid to its depositors. The Bank also saw an increase in its due to depositors of $183.5 million. The new deposits were obtained at rates that were lower than the weighted average interest rate of existing deposits. In addition, certificate of deposit accounts were renewed at interest rates that were lower than was paid on the maturing deposits. As a result, during 2002, the weighted average interest rate paid by the Bank on its deposits declined throughout the year. The cost of deposits declined to 3.00% in the fourth quarter of 2002 from 3.71% in the fourth quarter of 2001. For the year ended December 31, 2002, the cost of deposits was 3.16% compared to 4.08% in 2001. While we are unable to predict the direction of future interest rate changes, should interest rates increase during 2003, it could result in an increase in the Company's cost of deposits and a narrowing of the Company's net interest margin.

      Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $100.9 million, $75.2 million and $53.7 million at December 31, 2002, 2001 and 2000, respectively.

      The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                             At December 31,
                                                   --------------------------------------------------------------------
                                                                 2002                               2001
                                                   ---------------------------------  ---------------------------------
                                                                             Weighted                           Weighted
                                                                 Percent     Average                Percent     Average
                                                                 of Total    Nominal                of Total    Nominal
                                                     Amount      Deposits      Rate      Amount     Deposits      Rate
                                                   ----------    --------    -------   ----------   --------    -------
                                                                           (Dollars in thousands)
Passbook accounts (1)                              $  213,572     21.11%      1.00%    $ 195,855     23.64%      1.73%
NOW accounts (1)                                       39,795      3.93       0.75        33,107      4.00       1.01
Demand accounts (1)                                    35,287      3.49         --        28,594      3.45         --
Mortgagors' escrow deposits                             9,812      0.97       0.38        10,065      1.21       0.53
                                                   ----------    ------       ----     ---------    ------       ----
          Total                                       298,466     29.50       0.83       267,621     32.30       1.41
                                                   ----------    ------       ----     ---------    ------       ----
Money market accounts (1)                             170,029     16.80       2.31        93,789     11.32       2.39
Certificate of deposit accounts
  with original maturities of:
     6 Months and less                                 46,435      4.59       1.57        60,948      7.36       2.77
     6 to 12 Months                                    62,005      6.13       2.21        62,607      7.56       3.64
     12 to 30 Months                                  229,550     22.69       3.66       215,477     25.99       4.88
     30 to 48 Months                                   45,338      4.48       4.40        23,166      2.80       5.18
     48 to 72 Months                                  153,997     15.22       5.61        99,064     11.96       6.24
     72 Months or more                                  6,005      0.59       6.51         5,910      0.71       6.69
                                                   ----------    ------      -----     ---------    ------       ----
          Total certificate of deposit accounts       543,330     53.70       3.96       467,172     56.38       4.76
                                                   ----------    ------      -----     ---------    ------       ----
Total deposits (2)                                 $1,011,825    100.00%      2.76%    $ 828,582    100.00%      3.41%
                                                   ==========    ======      =====     =========    ======       ====

                                                             At December 31,
                                                   ---------------------------------
                                                                 2000
                                                   ---------------------------------
                                                                            Weighted
                                                                Percent     Average
                                                                of Total    Nominal
                                                     Amount     Deposits      Rate
                                                   ----------   --------    -------
                                                           (Dollars in thousands)
Passbook accounts (1)                              $  186,207     26.99%      2.08%
NOW accounts (1)                                       29,615      4.29       1.92
Demand accounts (1)                                    20,913      3.03         --
Mortgagors' escrow deposits                             7,753      1.12       0.65
                                                   ----------    ------       ----
          Total                                       244,488     35.43       1.84
                                                   ----------    ------       ----
Money market accounts (1)                              43,136      6.25       3.49
Certificate of deposit accounts
  with original maturities of:
     6 Months and less                                 45,025      6.53       5.38
     6 to 12 Months                                    29,586      4.29       5.40
     12 to 30 Months                                  214,237     31.08       5.76
     30 to 48 Months                                   17,689      2.56       5.85
     48 to 72 Months                                   88,794     12.87       6.50
     72 Months or more                                  6,856      0.99       6.63
                                                   ----------    ------       ----
          Total certificate of deposit accounts       402,187     58.32       5.87
                                                   ----------    ------       ----
Total deposits (2)                                 $  689,811    100.00%      4.29%
                                                   ==========    ======       ====


(1) Weighted average nominal rate as of the year end date equals the stated rate offered.

(2) Included in the above balances are IRA and Keogh deposits totaling $131.0 million, $111.8 million and $92.7 million at December 31, 2002, 2001 and 2000, respectively.

      The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 2002.

                                                                                         At December 31, 2002
                                                                            -------------------------------------------
                                               At December 31,               Within       One to
                                     ----------------------------------       One         Three      There-
                                       2002         2001         2000         Year        Years       after      Total
                                     --------     --------     --------     --------     --------   --------   --------
                                                                      (Dollars in thousands)
Certificate of deposit accounts:
1.99 or less                         $ 85,654     $ 16,974           --     $ 82,972     $  2,682         --   $ 85,654
2.00 to 2.99                           95,327       51,971     $    621       54,767       40,076   $    484     95,327
3.00 to 3.99                          131,984       97,942           --       43,949       81,534      6,501    131,984
4.00 to 4.99                           89,064       87,440       30,294       30,988        6,249     51,827     89,064
5.00 to 5.99                           67,299       87,143      204,136       37,808        8,226     21,265     67,299
6.00 to 6.99                           50,281      102,429      141,608        7,861       39,607      2,813     50,281
7.00 to 7.99                           23,721       23,273       25,528          198       19,273      4,250     23,721
                                     --------     --------     --------     --------     --------   --------   --------
     Total                           $543,330     $467,172     $402,187     $258,543     $197,647   $ 87,140   $543,330
                                     ========     ========     ========     ========     ========   ========   ========

      The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2002 and their annualized weighted average interest rates.

                                              Amount    Weighted Average Rate
                                              ------    ---------------------
                                               (Dollars in thousands)
Maturity Period:
     Three months or less                    $ 14,300            3.42%
     Over three through six months              9,171            3.50
     Over six through 12 months                17,600            3.39
     Over 12 months                            59,855            4.85
                                             --------            ----
Total                                        $100,926            4.27%
                                             ========            ====

      The following table presents the deposit activity, including mortgagors' escrow deposits, of the Bank for the periods indicated.

                                              For the Year Ended December 31,
                                              -------------------------------
                                               2002        2001        2000
                                             --------    --------    --------
                                                  (Dollars in thousands)

Net deposits / (withdrawals)                 $155,039    $109,060    ($ 4,603)
Interest credited on deposits                  28,204      29,711      27,473
                                             --------    --------    --------
     Total increase (decrease) in deposits   $183,243    $138,771    $ 22,870
                                             ========    ========    ========

      The following table sets forth the distribution of the Bank's average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

                                                      For The Year Ended December 31,
                         ---------------------------------------------------------------------------------------------
                                     2002                            2001                            2000
                         -----------------------------   -----------------------------   -----------------------------
                                     Percent                         Percent                         Percent
                          Average   of Total   Average    Average   of Total   Average    Average   of Total   Average
                          Balance   Deposits     Cost     Balance   Deposits     Cost     Balance   Deposits     Cost
                         -----------------------------   -----------------------------   -----------------------------
                                                             (Dollars in thousands)
Passbook accounts        $208,250     22.57%      1.51%  $188,701     25.01%      2.00%  $189,852     27.84%    2.07%
NOW accounts               36,054      3.91       0.89     30,736      4.07       1.64     27,838      4.08     1.90
Demand accounts            29,827      3.23         --     26,319      3.49         --     23,200      3.40       --
Mortgagors' escrow
  deposits                 15,064      1.63       0.38     13,013      1.72       0.53     13,177      1.93     0.65
                         -----------------------------   -----------------------------   ---------------------------
       Total              289,195     31.34       1.22    258,769     34.29       1.68    254,067     37.25     1.79
Money market
  accounts                126,431     13.70       2.40     71,820      9.52       3.21     42,791      6.27     3.36
Certificate of
  deposit accounts        507,104     54.96       4.27    423,812     56.19       5.44    385,237     56.48     5.58
                         -----------------------------   -----------------------------   ---------------------------
       Total deposits    $922,730    100.00%      3.06%  $754,401    100.00%      3.94%  $682,095    100.00%    4.03%
                         =============================   =============================   ===========================

      Borrowings. Although deposits are the Bank's primary source of funds, the Bank also uses borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank's mortgage portfolio and the Bank's investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See "Regulation -- Federal Home Loan Bank System". The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company's consolidated financial statements. In addition, the Trust issued $20.0 million of floating rate capital securities in July 2003, which are also reflected as a liability in the Company's consolidated financial statements. The average cost of borrowed funds was 5.30%, 5.90% and 6.18% for 2002, 2001 and 2000, respectively. The average balances of borrowed funds were $497.0 million, $508.4 million and $478.7 million for 2002, 2001 and 2000, respectively.

      The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                   At or For the Year Ended December 31,
                                                            --------------------------------------------------
                                                              2002                 2001                 2000
                                                            --------             --------             --------
                                                                       (Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding                                 $108,514             $156,640             $145,575
Maximum amount outstanding at any month
    end during the period                                   $113,900             $182,226             $164,382
Balance outstanding at the end of period                    $113,900             $113,150             $164,382
Weighted average interest rate during the period                5.58%                5.71%                5.81%
Weighted average interest rate at end of period                 5.37%                5.60%                5.87%

FHLB-NY Advances
Average balance outstanding                                 $378,916             $351,794             $333,100
Maximum amount outstanding at any month
    end during the period                                   $404,284             $400,285             $353,119
Balance outstanding at the end of period                    $359,264             $400,285             $344,457
Weighted average interest rate during the period                5.21%                5.98%                6.34%
Weighted average interest rate at end of period                 5.13%                5.37%                6.36%

Trust Preferred Capital Securities
Average balance outstanding                                 $  9,534                   --                   --
Maximum amount outstanding at any month
    end during the period                                   $ 20,000                   --                   --
Balance outstanding at the end of period                    $ 20,000                   --                   --
Weighted average interest rate during the period                5.66%                  --                   --
Weighted average interest rate at end of period                 5.43%                  --                   --

Total Borrowings
Average balance outstanding                                 $496,964             $508,434             $478,675
Maximum amount outstanding at any month
    end during the period                                   $517,434             $513,915             $508,839
Balance outstanding at the end of period                    $493,164             $513,435             $508,839
Weighted average interest rate during the period                5.30%                5.90%                6.18%
Weighted average interest rate at end of period                 5.20%                5.42%                6.20%

Subsidiary Activities

      At December 31, 2002, the Bank had three wholly owned subsidiaries: FSB Properties, Inc. ("Properties"), Flushing Preferred Funding Corporation ("FPFC") and Flushing Service Corporation.

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

Personnel

      At December 31, 2002, the Bank had 181 full-time employees and 52 part-time employees. None of the Bank's employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

Stock-Based Compensation

The Company has two stock-based compensation plans: The 1996 Restricted Stock Incentive Plan ("Restricted Stock Plan") and the 1996 Stock Option Incentive Plan ("Stock Option Plan"), both of which became effective on May 21, 1996 after adoption by the Board of Directors and approval by the stockholders.

      The aggregate number of shares of common stock which may be issued under the Restricted Stock Plan, as amended, may not exceed 817,125 shares to employees, and may not exceed 262,875 shares to outside directors, for a total of 1,080,000 shares. Lapsed, forfeited or canceled awards and shares withheld from an award to satisfy tax obligations will not count against these limits, and will be available for subsequent grants. The shares distributed under the Restricted Stock Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

      The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options, and limited stock appreciation rights granted in tandem with such options. The aggregate number of shares of common stock which may be issued under the Stock Option Plan, as amended, with respect to options granted to employees may not exceed 2,115,937 shares, and with respect to options granted to outside directors may not exceed 814,687 shares, for a total of 2,930,624 shares. Lapsed, forfeited or canceled options will not count against these limits and will be available for subsequent grants. However, the cancellation of an option upon exercise of a related stock appreciation right will count against these limits. Options with respect to more than 168,750 shares of common stock may not be granted to any employee in any calendar year. The shares distributed under the Stock Option Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

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

Lending Activities

      Multi-family and commercial real estate loans, the increased origination of which is part of management's strategy, and construction loans, the level of which remains low but has been increasing, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten conventional one-to-four family residential loans and typically involve higher principal amounts per loan. Repayment of multi-family and commercial real estate loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.

      The focus of management's strategy in its originations of one-to-four family mortgage loans is on mixed-use property mortgage loans, and on residential mortgage loans to self-employed individuals within the Bank's local community without verification of the borrower's level of income. Repayment of mixed-use property real estate loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service payments. Mortgage loans originated without verifying the borrower's level of income involve a higher degree of risk as compared to the Bank's other fully underwritten conventional residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. These risks are mitigated by the Bank's policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less. These loans are not as readily saleable in the secondary market as the Bank's other fully underwritten loans, either as whole loans or when pooled or securitized.

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

Local Economic Conditions

      The Company's operating results can also be affected by national and local economic conditions. During 2002, the nation's economy was generally considered to be expanding slowly. World events, particularly the "War on Terror" and the unsettled situation in the Middle East (primarily the situation with Iraq), slowed the economic recovery. The local area economy has been further hurt by the September 11, 2001 attacks on New York City's financial district, in particular, the destruction of the World Trade Center buildings. The Bank does not have a significant amount of mortgages or other loans to borrowers located in the area that was destroyed or damaged in the attacks of September 11, 2001. In addition, job growth was limited during 2002. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company's financial condition or operating results.

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

Certain Anti-Takeover Provisions

      On September 17, 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") designed to preserve long-term values and protect stockholders against stock accumulations and other abusive tactics to acquire control of the Company. Under the Rights Plan, each stockholder of record at the close of business on September 30, 1996 received a dividend distribution of one right to purchase from the Company one two hundred twenty-fifth of a share of a new series of junior participating preferred stock at a price of $64, subject to certain adjustments. The rights will become exercisable only if any person or group acquires 15% or more of the Company's common stock ("Common Stock") or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the "acquiring person or group"). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $64 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). The rights expire on September 30, 2006.

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

State and Local Taxation

      New York State and New York City Taxation. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 8.0% of "entire net income" allocable to New York State during the taxable year or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Company also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City (although net operating losses cannot be carried back or carried forward regardless of when they arise) and similar alternative taxes. In addition, the Company is subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District. This tax surcharge is assessed as if the New York State Franchise tax is imposed at a 9% rate.

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

      The provisions in the New York State Tax Code detailing the tax laws applicable to banking corporations expired on December 31, 2002. The New York State budget proposed for 2003 by the governor of the State of New York reinstates the bank tax on a permanent basis.

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

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) emergency acquisitions authorized by the FDIC (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

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

Investment Powers

      The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of total assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of total assets. In addition, the Bank may invest up to 3% of its total assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain of government-sponsored enterprises, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See "Business -- Investment Activities." A service corporation in which the Bank may invest is permitted to engage in activities reasonably related to the activities of a federal savings bank as the OTS may approve on a case by case basis, as well as certain activities preapproved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

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

Loans-to-One Borrower Limits

      The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Bank's unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Bank's unimpaired capital and unimpaired surplus. At December 31, 2002, the largest amount the Bank could lend to one borrower was approximately $18.8 million, and at that date, the Bank's largest aggregate amount of loans-to-one borrower was $9.4 million, all of which were performing according to their terms. See "Business -- Lending Activities."

Insurance of Accounts

      The deposits of the Bank are insured up to $100,000 per depositor (as defined by federal law and regulations) by the FDIC. Approximately 91% of the Bank's deposits are presently insured by the FDIC under the Bank Insurance Fund ("BIF"). The remainder are insured by the FDIC under the Savings Association Insurance

Fund ("SAIF"). The deposits insured under the SAIF are a result of those acquired in the acquisition of New York Federal Savings Bank in 1997. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

      The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications. As of the date of this Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 2002, the Bank's annual assessment rate was 0.00%. The Bank's assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or SAIF reserve ratio falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC's authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

      On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation ("FICO") bonds issued in connection with the savings and loan association crisis in the late 1980s, and requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $147,000, $134,000 and $138,000 for its share of the interest due on FICO bonds in 2002, 2001 and 2000, respectively.

Qualified Thrift Lender Test

      Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution's business and liquid assets not exceeding 20% of total assets) in "qualified thrift investments" on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank,
(2) paying dividends not permissible under national bank regulations, (3) obtaining advances from any FHLB, and (4) establishing any new branch office in a location not permissible for a national bank in the institution's home state. One year following the institution's failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 2002, the Bank had maintained more than 65% of its "portfolio assets" in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

Transactions with Affiliates

      Transactions between the Bank and any related party or "affiliate" are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is generally any company or entity which controls, is controlled by or is under common control with the Bank, including the Company, the Trust, the Bank's subsidiaries, and any other qualifying subsidiary of the Bank or the Company that may be formed or acquired in the future. Generally, Sections 23A and 23B
(1) limit the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Bank's capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Each loan or extension of credit to an affiliate by the Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. In addition, the Bank may not (1) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under Section 4(c) of the Bank Company Act, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Bank.

      In addition, the Bank is subject to Regulation O promulgated under Sections 22(g) and 22(h) of the Federal Reserve Act. Regulation O requires that loans by the Bank to a director, executive officer or to a holder of more than 10% of the Common Stock, and to certain affiliated interests of any such insider, may not, in the aggregate, exceed the Bank's loans-to-one borrower limit. Loans to insiders and their related interests must also be made on terms substantially the same as offered, and follow credit underwriting procedures that are not less stringent than those applied, in comparable transactions to other persons. Prior Board approval is required for certain loans. In addition, the aggregate amount of extensions of credit by the Bank to all insiders cannot exceed the institution's unimpaired capital and unimpaired surplus. These laws place additional restrictions on loans to executive officers of the Bank.

      The Bank is in compliance with these regulations.

Restrictions on Dividends and Capital Distributions

      The Bank is subject to OTS limitations on capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and some other distributions charged to the Bank's capital account. In general, the applicable regulation permits specified levels of capital distributions by a savings institution that meets at least its minimum capital requirements, so long as the OTS is provided with at least 30 days' advance notice and has no objection to the distribution.

      Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meet any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association's proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2002, the Bank had $19.6 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 2002, the Bank was required to maintain $22.2 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

      Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. Based on the average balance of the Bank's total assets for the year ended December 31, 2002, the Bank's OTS assessments were $260,000 for that period.

Branching

      OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

      Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, the Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution's compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution's services and the delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of "Satisfactory" in its most recent completed CRA examination, which was completed as of September 19, 2002. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings.

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

      Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 2002, the Bank had intangible assets consisting of $3.9 million in goodwill and $0.7 million related to a pension plan. The Bank had no purchased mortgage servicing rights. At that date, the Bank's tangible capital ratio was 7.74%.

      In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

      Leverage and Core Capital Requirement. The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders' equity (including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 2002, the Bank's core capital ratio was 7.74%.

      Effective October 1, 1998, the OTS relaxed regulations limiting the amount of servicing assets, together with purchased credit card receivables, includable in core capital from 50% of such capital to 100% of such capital, subject to limitations on fair value. At December 31, 2002, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

      Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2002, the Bank's risk-based capital ratio was 14.27%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

      In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. At December 31, 2002, the Bank did not have more than "normal" interest rate risk and was not subject to any deduction from total capital under this rule. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk," included in the Annual Report and incorporated herein by reference.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

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

      As a creditor and financial institution, the Bank is also subject to additional regulations promulgated by the FRB, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Truth in Lending Act.

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

Standards for Safety and Soundness

      The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution's business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OTS may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Bank currently meets the standards adopted in the interagency guidelines.

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

Gramm-Leach-Bliley Act

      The Gramm-Leach-Bliley Act (the "Modernization Act") was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with nonbanking firms, but "grandfathers" existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See "-- Holding Company Regulation." Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible and could lead to further consolidation in the financial services industry and an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in changes in the competitive environment in the Bank's market area or otherwise impact the Bank or the Company.

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

USA Patriot Act

      In light of the September 11, 2001 attacks, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the "Patriot Act") on October 26, 2001 to enhance protections against money laundering and criminal laws against terrorist activities, and give law enforcement authorities greater investigative powers. Among other things, the Patriot Act (1) requires financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for foreign persons to establish due diligence policies;
(2) prohibits correspondent accounts with foreign shell banks; (3) permits sharing of information among financial institutions, regulators and law enforcement regarding persons engaged in terrorist or money laundering activities; (4) requires financial institutions to verify customer identification at account opening; (5) requires financial institutions to report suspicious activities; and (6) requires financial institutions to establish an anti-money laundering compliance program.

      Provisions under the Patriot Act became effective at varying times. The U.
S. Treasury Department, the Board of Governors of the Federal Reserve System and other federal bank regulatory agencies have issued regulations implementing the provisions of the Patriot Act. Management believes we are in compliance with these regulations.

Prompt Corrective Action

      Under Section 38 of the FDIA, as added by the FDICIA, each appropriate banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

      The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (3) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2002, the Bank met the criteria to be considered a "well capitalized" institution.

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

      Sarbanes-Oxley Act of 2002. As a result of public outrage at alleged improprieties by corporations and accounting firms, President Bush signed into law, on July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "2002 Act"). The 2002 Act aims to increase the reliability of financial information by, among other things, (1) heightening accountability of Chief Executive Officers and Chief Financial Officers to issue accurate financial statements, (2) increasing the authority and independence of corporate audit committees, (3) creating a new regulatory entity to oversee the activities of accountants that audit public companies, (4) prohibiting activities and relationships that may compromise the independence of auditors, (5) increasing required financial statement disclosures, and (6) providing tough new penalties for issuing noncompliant financial statements and for other violations related to securities laws. The 2002 Act builds on, and some cases goes significantly beyond, a number of recent rules and proposals made by the SEC and national securities exchanges, all aimed at increasing the reliability of information available to the investing public.

      The 2002 Act requires the SEC to promulgate such rules and regulations, as may be necessary or appropriate in the public interest or for the protection of investors, in furtherance of the 2002 Act. The SEC has issued several of these rules, some of which are not yet finalized or effective.

      Although we do not believe the impact of the 2002 Act will have a material effect on the business or operations of the Company, we are not able to predict with any certainty the impact of compliance with the 2002 Act and its regulations.

                              AVAILABLE INFORMATION

      We make available free of charge on or through our web site at www.flushingsavings.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties.

      The Bank conducts its business through ten full-service offices. The Bank's main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                                Date Leased or  Lease Expiration    Net Book Value at
               Office                         Leased or Owned      Acquired           Date          December 31, 2002
Main Office
    144-51 Northern Blvd.
    Flushing, NY 11354 ................            Owned             1972            NA                    $2,042,241
Broadway Branch
    159-18 Northern Blvd.
    Flushing, NY 11358 ................            Owned             1962            NA                       766,939
Auburndale Branch
    188-08 Hollis Court Blvd.
    Flushing, NY 11358 ................            Owned             1991            NA                     1,051,922
Springfield Branch
    61-54 Springfield Blvd.
    Bayside, NY 11364 .................            Leased            1991            11/30/2006                33,792
Bay Ridge Branch
    7102 Third Avenue
    Brooklyn, NY 11209 ................            Owned             1991            NA                       360,098
Irving Place Branch
    33 Irving Place
    New York, NY 10003 ................            Leased            1991            11/30/2006               272,215
New Hyde Park Branch
    661 Hillside Avenue
    New Hyde Park, NY 11040 ...........            Leased            1971            12/31/2011               101,775
Kissena Branch
    44-43 Kissena Boulevard
    Flushing, NY 11355 ................            Leased            2000            5/31/2010                527,870
New Hyde Park In-Store Branch
    653 Hillside Avenue
    New Hyde Park, NY 11040 ...........            Leased            1998            6/30/2006                107,036
Co-op City In-Store Branch
    713 Co-op City Boulevard
    Bronx, NY 10475 ...................            Leased            1999            11/10/2004               124,877

              Total premises and
                 equipment, net .......                                                                    $5,388,765

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

Item 4. Submission of Matters to a Vote of Security Holders.

         None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

      The information regarding Flushing Financial Corporation common stock and related stockholder matters appears on page 10 of the 2002 Annual Report to Stockholders ("Annual Report") under the caption "Market Price of Common Stock" and is incorporated herein by this reference.

Item 6. Selected Financial Data.

      Information regarding selected financial data appears on pages 9 and 10 of the Annual Report under the caption "Selected Financial Data" and is incorporated herein by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 11 through 24 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information contained in the section captioned "Interest Rate Risk" on page 16 of the Annual Report and in Notes 14 and 15 of the Notes to Consolidated Financial Statements is incorporated herein by this reference.

Item 8. Financial Statements and Supplementary Data.

      Information regarding the financial statements and the Independent Auditor's Report appears on pages 28 through 48 of the Annual Report and is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information regarding the directors and executive officers of the Company appears in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2003 ("Proxy Statement") under the captions "Board Nominees", "Continuing Directors" and "Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

Item 11. Executive Compensation.

      Information regarding executive compensation appears in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

      The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2002:

                                                                                                       ( c )
                                                                                              Number of secutities
                                                                                             remaining available for
                                                    ( a )                    ( b )            future issuance under
                                           Number of shares to be      Weighted-average        equity compensation
                                           issued upon exercise of     exercise price of        plans (excluding
                                            outstanding options,     outstanding options,    securities reflected in
                                             warrants and rights      warrants and rights          column (a))
                                             -------------------      -------------------          -----------

Equity compensation plans approved by
security holders                                     1,938,469                    $10.71               565,583(1)

Equity compensation plans not approved
by security holders                                         --                        --                    --
                                             -------------------      -------------------          -----------
         Total                                       1,938,469                    $10.71               565,583(1)
                                             ===================      ===================          ===========

(1) Consists of 287,076 shares available for grant of stock options and 278,507 shares available for grant of restricted stock.

Item 13.   Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions appears in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and is incorporated herein by this reference.

Item 14.   Controls and Procedures.

      Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements

      The following financial statements are included in the Company's Annual Report to Stockholders for the year ended December 31, 2002 and are incorporated herein by this reference:

      o Consolidated Statements of Financial Condition at December 31, 2002 and 2001

      o Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

      o Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2002

      o Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2002

      o     Notes to Consolidated Financial Statements

      o     Report of Independent Accountants

      The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

    2. Financial Statement Schedules

      Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 2002 and are incorporated herein by this reference:

(b) Reports on Form 8-K filed during the last quarter of fiscal 2002

      None.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number

3.1         Certificate of Incorporation of Flushing Financial Corporation (1)

3.2 Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4         By-Laws of Flushing Financial Corporation (1)

4.1 Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2 Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6)
            (12)

4.3 Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4 Form of Floating Rate Junior Subordinated Debt Security of Flushing Corporation (incorporated by reference to Exhibit A to Exhibit 4.5)
            (12)

4.5 Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6 Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7 Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.1        Annual Incentive Plan for Selected Officers (1)

10.2 Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (8)

10.3 Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (8)

10.4 Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.5 Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.6        Employment Agreement between Flushing Financial Corporation and John
            R. Buran (9)

10.7        Employment Agreement between Flushing Savings Bank, FSB and John R.
            Buran (9)

10.8        Form of Special Termination Agreement as Amended (8)

10.9 Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.10(a)    Amended and Restated Outside Director Retirement Plan (8)

10.10(b) Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.11       Restated Flushing Savings Bank, FSB Supplemental Savings Incentive
            Plan (11)

10.12(a) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (On September 29, 1998, an Indemnity Agreement substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(a) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of James D. Bennett and Louis C. Grassi.) (2)

10.12(b) Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (An Indemnity Agreement substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(b) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of John R. Buran, Robert L. Callicutt, and Francis W. Korzekwinski on January 22, 2001, July 20, 1999, and July 20, 1999, respectively.) (2)

10.13       Employee Benefit Trust Agreement (1)

10.13(a)    Amendment to the Employee Benefit Trust Agreement (4)

10.14       Loan Document for Employee Benefit Trust (1)

10.15       Guarantee by Flushing Financial Corporation (1)

10.16 Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.16(a)    Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.16(b)    Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.16(c)    Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.16(d)    Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.17 1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended through March 19, 2002) (11)

10.18 1996 Stock Option Incentive Plan of Flushing Financial Corporation (as amended through March 19, 2002) (11)

13.1        2002 Annual Report to Stockholders

21.1        Subsidiaries information incorporated herein by reference to Part I
            - Subsidiary Activities

23.1        Consent of Independent Accountants

99.1 Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, which will be filed with the SEC within 30 days from the date this Form 10-K is filed.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

----------
(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6) Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2000.

(10)  Incorporated by reference to Exhibits filed with Form S-8 filed May 31,
      2002

(11) Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 27, 2003.

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


Signature                    Title                                                      Date
---------                    -----                                                      ----

/S/ MICHAEL J. HEGARTY       Director, President (Principal Executive Officer)          March 27, 2003
---------------------------
     Michael J. Hegarty


/S/ GERARD P. TULLY, SR.     Director, Chairman                                         March 27, 2003
---------------------------
     Gerard P. Tully, Sr.


/S/ MONICA C. PASSICK        Treasurer (Principal Financial and Accounting Officer)     March 27, 2003
---------------------------
     Monica C. Passick


/S/ JAMES D. BENNETT         Director                                                   March 27, 2003
---------------------------
     James D. Bennett


/S/ LOUIS C. GRASSI          Director                                                   March 27, 2003
---------------------------
     Louis C. Grassi


/S/ ROBERT A. MARANI         Director                                                   March 27, 2003
---------------------------
     Robert A. Marani


/S/ JOHN O. MEAD             Director                                                   March 27, 2003
---------------------------
     John O. Mead


/S/ VINCENT F. NICOLOSI      Director                                                   March 27, 2003
---------------------------
     Vincent F. Nicolosi


/S/ FRANKLIN F. REGAN, JR.   Director                                                   March 27, 2003
---------------------------
     Franklin F. Regan, Jr.


/S/ JOHN E. ROE, SR.         Director                                                   March 27, 2003
---------------------------
     John E. Roe, Sr.


/S/ MICHAEL J. RUSSO         Director                                                   March 27, 2003
---------------------------
     Michael J. Russo

                                 CERTIFICATIONS

I, Michael J. Hegarty, certify that:

1. I have reviewed this annual report on Form 10-K of Flushing Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 27, 2003                  By: /s/Michael J. Hegarty
                                           ---------------------
                                           Michael J. Hegarty
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, Monica C. Passick, certify that:

1. I have reviewed this annual report on Form 10-K of Flushing Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 27, 2003                  By: /s/Monica C. Passick
                                           --------------------
                                           Monica C. Passick
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

                 FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
                                  EXHIBIT INDEX

Exhibit No.  Description
----------   -------------------------------------------------------------------

13.1         2002 Annual Report to Stockholders

23.1         Consent of Independent Accountants

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of ~ 2002 by the Chief Executive Officer

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of ~ 2002 by the Chief Executive Officer