Form 10-Q
period 2003-03-31
FLUSHING FINANCIAL CORP
filed 2003-05-05
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 000-24272

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3209278
(I.R.S. Employer Identification No.)

144-51 Northern Boulevard, Flushing, New York 11354
(Address of principal executive offices)

(718) 961-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). X Yes __No

        The number of shares of the registrant’s Common Stock outstanding as of April 30, 2003 was 12,670,164.

i

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and due from banks	$16,398	$29,119
Federal funds sold	-	18,500
Securities available for sale:
Mortgage-backed securities	399,492	319,255
Other securities	59,949	39,729
Loans:
One-to-four family residential - conventional	244,242	262,944
One-to-four family residential - mixed-use properties	179,720	170,499
Multi-family residential	475,526	452,663
Commercial real estate	263,149	257,054
Co-operative apartments	4,823	5,205
Construction	13,355	17,827
Small Business Administration	4,952	4,301
Commercial business and other	3,766	4,185
Unearned loan fees and deferred costs, net	1,349	1,463
Allowance for loan losses	(6,589)	(6,581)

Net loans	1,184,293	1,169,560
Interest and dividends receivable	8,592	8,409
Real estate owned, net	-	-
Bank premises and equipment, net	5,374	5,389
Federal Home Loan Bank of New York stock	22,463	22,213
Goodwill	3,905	3,905
Other assets	36,815	36,879

Total assets	$1,737,281	$1,652,958

LIABILITIES
Due to depositors:
Non-interest bearing	$41,029	$35,287
Interest-bearing:
Certificate of deposit accounts	557,818	543,330
Passbook savings accounts	214,077	213,572
Money market accounts	214,782	170,029
NOW accounts	39,434	39,795

Total interest-bearing deposits	1,026,111	966,726
Mortgagors' escrow deposits	16,099	9,812
Borrowed funds	493,159	493,164
Other liabilities	25,258	16,583

Total liabilities	1,601,656	1,521,572

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 13,852,063 shares issued; 12,599,923 and 12,598,343 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	139	139
Additional paid-in capital	47,453	47,208
Treasury stock, at average cost (1,252,140 and 1,253,720 shares at March 31, 2003 and December 31, 2002, respectively)	(21,709)	(21,733)
Unearned compensation	(7,473)	(7,825)
Retained earnings	112,908	109,208
Accumulated other comprehensive income, net of taxes	4,307	4,389

Total stockholders' equity	135,625	131,386

Total liabilities and stockholders' equity	$1,737,281	$1,652,958

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	For the three months
	ended March 31,
(In thousands, except per share data)	2003	2002
	(Unaudited)
Interest and dividend income
Interest and fees on loans	$23,234	$21,801
Interest and dividends on securities:
Interest	4,091	4,096
Dividends	34	36
Other interest income	85	180

Total interest and dividend income	27,444	26,113

Interest expense
Deposits	6,936	6,863
Other interest expense	6,271	6,839

Total interest expense	13,207	13,702

Net interest income	14,237	12,411
Provision for loan losses	-	-

Net interest income after provision for loan losses	14,237	12,411

Non-interest income
Other fee income	822	699
Net gain (loss) on sales of securities and loans	46	20
Other income	737	667

Total non-interest income	1,605	1,386

Non-interest expense
Salaries and employee benefits	3,827	3,429
Occupancy and equipment	667	655
Professional services	691	696
Data processing	410	373
Depreciation and amortization of premises and equipment	256	257
Other operating	1,398	1,091

Total non-interest expense	7,249	6,501

Income before income taxes	8,593	7,296

Provision for income taxes
Federal	2,572	2,263
State and local	721	495

Total provision for income taxes	3,293	2,758

Net income	$5,300	$4,538

Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(97)	$(917)
Reclassification adjustments for (gains) losses included in income	15	-
Net unrealized holding gains (losses)	(82)	(917)

Comprehensive net income	$5,218	$3,621

Basic earnings per share	$0.47	$0.38
Diluted earnings per share	$0.45	$0.36
Dividends per share	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
(In thousands)	2003	2002
	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,300	$4,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	256	257
Net (gain) loss on sales of securities	28	--
Net gain on sales of loans	(74)	(20)
Amortization of unearned premium, net of accretion of unearned discount	708	666
Deferred income tax provision	(120)	(107)
Deferred compensation	153	119
Net increase (decrease) in other assets and liabilities	(1,174)	2,965
Unearned compensation	348	274

Net cash provided by operating activities	5,425	8,692

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(241)	(167)
Net redemptions (purchases) of Federal Home Loan Bank shares	(250)	1,458
Purchases of securities available for sale	(131,978)	(49,306)
Proceeds from sales and calls of securities available for sale	72	--
Proceeds from maturities and prepayments of securities available for sale	40,628	30,434
Net originations and repayment of loans	(14,109)	(18,944)
Purchases of loans	(619)	(9,994)

Net cash used by investing activities	(106,497)	(46,519)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	5,742	1,560
Net increase in interest-bearing deposits	59,385	35,794
Net increase in mortgagors' escrow deposits	6,287	6,476
Proceeds from long-term borrowings	15,000	10,000
Repayment of long-term borrowings	(15,005)	(36,005)
Purchases of treasury stock, net	(418)	(6,698)
Cash dividends paid	(1,140)	(1,088)

Net cash provided by financing activities	69,851	10,039

Net decrease in cash and cash equivalents	(31,221)	(27,788)
Cash and cash equivalents, beginning of period	47,619	38,508

Cash and cash equivalents, end of period	$16,398	$10,720

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$13,054	$13,620
Income taxes paid	489	209
Non-cash activities:
Securities purchased not yet settled	10,000	--

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the three months ended
(In thousands, except share data)	March 31, 2003
Common Stock
Balance, beginning of period	$	139
No activity		--

Balance, end of period	$	139

Additional Paid-In Capital
Balance, beginning of period	$	47,208
Award of shares released from Employee Benefit Trust (1,189 common shares)		14
Tax benefit of unearned compensation		231

Balance, end of period	$	47,453

Treasury Stock
Balance, beginning of period	$	(21,733)
Purchases of common shares outstanding (42,700 common shares)		(744)
Repurchase of restricted stock awards (1,890 common shares)		(32)
Forfeiture of restricted stock awards (1,030 common shares)		(18)
Options exercised (47,200 common shares)		818

Balance, end of period	$	(21,709)

Unearned Compensation
Balance, beginning of period	$	(7,825)
Restricted stock award expense		213
Forfeiture of restricted stock awards (1,030 common shares)		18
Release of shares from Employee Benefit Trust (23,696 common shares)		121

Balance, end of period	$	(7,473)

Retained Earnings
Balance, beginning of period	$	109,208
Net income		5,300
Options exercised (47,200 common shares)		(460)
Cash dividends declared and paid		(1,140)

Balance, end of period	$	112,908

Accumulated Other Comprehensive Income
Balance, beginning of period	$	4,389
Change in net unrealized gain, net of taxes of approximately $83 on securities available for sale		(97)
Less: Reclassification adjustment for losses included in net income, net of taxes of approximately $(13)		15

Balance, end of period	$	4,307

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly owned subsidiary, Flushing Savings Bank, FSB (the “Bank”). The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (the “Trust”). The consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company, the Trust and the Bank (collectively the “Company”), but reflects principally the Bank’s activities.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods of Flushing Financial Corporation and Subsidiaries (the “Company”). Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3. Earnings Per Share

Basic earnings per share for the three-month periods ended March 31, 2003 and 2002 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2003	2002
Net income	$5,300	$4,538
Divided by:
Weighted average common shares outstanding	11,194	11,970
Weighted average common stock equivalents	473	571
Total weighted average common shares & common stock equivalents	11,667	12,541
Basic earnings per share	$0.47	$0.38
Diluted earnings per share	$0.45	$0.36
Dividends per share	$0.10	$0.09
Dividend payout ratio	21.28%	23.68%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 272,950 shares at $18.70 and 3,000 shares at $16.88 were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively. Unvested restricted stock awards of 68,325 shares at $18.63 and 1,500 shares at $16.88 were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Stock Option Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Stock Option Plan. Compensation expense is recognized in the financial statements for restricted stock awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to all stock-based employee compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options vest over several years and additional option grants may be made each year.

	Three Months ended
	March 31,
(Dollars in thousands, except per share data)	2003	2002
Net income, as reported	$5,300	$4,538
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	132	93
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(278)	(203)

Pro forma net income	$5,154	$4,428

Basic earnings per share:
As reported	$0.47	$0.38
Pro forma	$0.46	$0.37
Diluted earnings per share:
As reported	$0.45	$0.36
Pro forma	$0.44	$0.35

There were no stock option grants in either of the three-month periods ended March 31, 2003 and 2002.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (“Trust”). The Bank is a consumer-oriented savings institution and conducts its business through ten banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. Flushing Financial Corporation’s common stock is publicly traded on the Nasdaq National Market under the symbol “FFIC”. The following discussion of financial condition and results of operations includes the collective results of the Holding Company, the Bank and the Trust (collectively, the “Company”), but reflects principally the Bank’s activities.

The Company’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family residential real estate loans (focusing on mixed-use properties — properties that contain both residential dwelling units and commercial units), multi-family income-producing property loans and commercial real estate loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and commercial business and consumer loans.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company’s interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, late charges and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. The Company’s operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company’s results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s 2002 Annual Report to Stockholders and its SEC Report on Form 10-K for the year ended December 31, 2002. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

General. Diluted earnings per share increased 25.0% to $0.45 for the three months ended March 31, 2003 from $0.36 for the three months ended March 31, 2002. Net income increased $0.8 million, or 16.8%, to $5.3 million for the three months ended March 31, 2003 from $4.5 million for the three months ended March 31, 2002. The return on average assets for the three months ended March 31, 2003 increased to 1.25% compared to 1.20% for the three months ended March 31, 2002, while the return on average equity for the three months ended March 31, 2003 increased to 16.15% from 13.75% for the three months ended March 31, 2002.

Interest Income. Total interest and dividend income increased $1.3 million, or 5.1%, to $27.4 million for the three months ended March 31, 2003 from $26.1 million for the three months ended March 31, 2002. This increase was primarily the result of a $158.7 million increase in the average balance of interest-earning assets for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The average balance of mortgage loans, net, and mortgage-backed securities increased $98.5 million and $95.2 million, respectively, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. These increases were partially offset by decreases in the average balance of other securities and interest earning deposits and federal funds sold of $24.4 million and $13.1 million, respectively. The yield on interest-earning assets declined 40 basis points to 6.94% for the three months ended March 31, 2003 from 7.34% for the three months ended March 31, 2002. This decrease is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the yield on assets in the first quarter of 2003. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of mixed-use property one-to-four family residential mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced.

Interest Expense. Interest expense decreased $0.5 million, or 3.6%, to $13.2 million for the three months ended March 31, 2003 from $13.7 million for the three months ended March 31, 2002, primarily due to a 57 basis point decline in the cost of interest-bearing liabilities to 3.53% in the three months ended March 31, 2003 from 4.10% in the three months ended March 31, 2002. This decrease was partially offset by a $158.8 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the cost of funds in the first quarter of 2003. This was coupled with an increase in the average balance of lower costing core deposits. This marks the tenth consecutive quarter that the cost of funds has declined.

Net Interest Income. For the three months ended March 31, 2003, net interest income increased $1.8 million, or 14.7%, to $14.2 million from $12.4 million in the three months ended March 31, 2002. This increase in net interest income is primarily due to a $158.7 million increase in the average balance of interest-earning assets combined with a 17 basis point increase in the net interest spread. The net interest margin increased 11 basis points to 3.60% for the three months ended March 31, 2003 from 3.49% for the three months ended March 31, 2002.

Provision for Loan Losses. There was no provision for loan losses for the three-month periods ended March 31, 2003 and 2002. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended March 31, 2003 and 2002.

Non-Interest Income. Total non-interest income increased $0.2 million, or 15.8%, to $1.6 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. This increase is attributed to higher income from loan fees and banking services.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $7.2 million for the three months ended March 31, 2003, an increase of $0.7 million, or 11.5%, from $6.5 million for the three months ended March 31, 2002. The increase from the prior year period is attributable to the Bank’s continued focus on expanding its current product offerings to enhance its ability to serve its customers. This resulted in increases in salaries and benefits, promotion, training and loan origination costs. Management continues to monitor expenditures resulting in an improvement in the efficiency ratio to 45.7% for the three months ended March 31, 2003 from 47.1% for the three months ended March 31, 2002.

Income before Income Taxes. Total income before the provision for income taxes increased $1.3 million, or 17.8%, to $8.6 million for the three months ended March 31, 2003 as compared to $7.3 million for the three months ended March 31, 2002, for the reasons stated above.

Provision For Income Taxes. Income tax expense increased $0.5 million to $3.3 million for the three months ended March 31, 2003 as compared to $2.8 million for the three months ended March 31, 2002 This increase is due to the $1.3 million increase in income before income taxes. The effective rate was 38.3% for the three months ended March 31, 2003 compared to 37.8% for the three months ended March 31, 2002.

FINANCIAL CONDITION

Assets. Total assets at March 31, 2003 were $1,737.3 million, an $84.3 million increase from December 31, 2002. During the three months ended March 31, 2003, loan originations and purchases were $42.3 million for multi-family real estate loans, $19.6 million for commercial real estate loans, $15.5 million for mixed-use property one-to-four family residential real estate loans, $9.8 million for conventional one-to-four family residential real estate loans, and $3.7 million in construction loans. For the first three months of 2002, loan originations and purchases were $37.9 million for multi-family real estate loans, $15.4 million for commercial real estate loans, $17.3 million for mixed-use property one-to-four family residential real estate loans, $5.9 million for conventional one-to-four family residential real estate loans, and $4.1 million in construction loans. Total loans increased $14.7 million during the three months ended March 31, 2003 to $1,184.3 million from $1,169.6 million at December 31, 2002.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.0 million at March 31, 2003 compared to $4.3 million at December 31, 2002 and $2.1 million at March 31, 2002. Total non-performing assets as a percentage of total assets were 0.12% at March 31, 2003 compared to 0.26% at December 31, 2001 and 0.14% at March 31, 2002. The ratio of allowance for loan losses to total non-performing loans was 501% at March 31, 2003 compared to 183% at December 31, 2002 and 327% at March 31, 2002.

Mortgage-backed securities increased $80.2 million to $399.5 million at March 31, 2003, while other securities increased $20.2 million to $59.9 million at March 31, 2003. Funds not used during the quarter for future loan originations have been invested in readily marketable mortgage-backed securities and shorter-term investment securities to provide readily available funding for loan originations. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities. At March 31, 2003, loans in process totaled $161.4 million.

Liabilities. Total liabilities increased $80.1 million to $1,601.7 million at March 31, 2003 from $1,521.6 million at December 31, 2002. During the three months ended March 31, 2003, due to depositors increased $65.1 million as certificate of deposit accounts increased $14.5 million while lower costing core deposits increased $50.6 million. As a result of the increase in deposits, borrowed funds were $493.2 million at March 31, 2003, the same as December 31, 2002.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $4.2 million to $135.6 million at March 31, 2003 from $131.4 million at December 31, 2002. Net income of $5.3 million for the three months ended March 31, 2003 was partially offset by $1.1 million in cash dividends paid during the same three-month period. Book value per share was $10.76 at March 31, 2003 compared to $10.43 per share at December 31, 2001 and $9.90 at March 31, 2002.

Under its stock repurchase program, the Company repurchased 42,700 shares for the three months ended March 31, 2003, at a total cost of $0.7 million, or an average of $17.43 per share. At March 31, 2003, 587,300 shares remain to be repurchased under the current stock repurchase program.

Cash flow. During the three months ended March 31, 2003, funds provided by the Company’s operating activities amounted to $5.4 million. These funds, together with $69.9 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $106.5 million. The Company’s primary business objective is the origination and purchase of 1-4 family residential, multi-family and commercial real estate loans. During the three months ended March 31, 2003, the net total of loan originations less loan repayments was $14.1 million, and the total amount of real estate loans purchased was $0.6 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the three months ended March 31, 2003, the Company purchased a total of $132.0 million in securities available for sale. Funds for investment were also provided by $40.6 million in maturities and prepayments of securities available for sale. The Company also used funds of $0.4 million for net treasury stock repurchases and $1.1 million in dividend payments during the three months ended March 31, 2003.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

INTEREST RATE RISK

The consolidated statements of financial position have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes In Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2003. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest		Net Portfolio
Change in Interest Rate	Income	Net Portfolio Value	Value Ratio
-300 Basis points	-14.22%	-29.09%	6.33%
-200 Basis points	-6.48	-19.71	7.26
-100 Basis points	-2.44	-8.48	8.38
Base interest rate	--	--	9.29
+100 Basis points	-1.18	-3.96	9.12
+200 Basis points	-3.93	-14.42	8.35
+300 Basis points	-7.96	-28.21	7.22

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2003, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2003.

(Dollars in thousands)	Amount	Percent of Assets
Tangible Capital:
Capital level	$131,407	7.66%
Requirement	25,717	1.50
Excess	$105,690	6.16
Leverage and Core Capital:
Capital level	$131,407	7.66%
Requirement	51,434	3.00
Excess	$79,973	4.66
Risk-Based Capital:
Capital level	$137,996	14.41%
Requirement	76,624	8.00
Excess	$61,372	6.41

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2003				2002
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net	$1,167,631	$23,090	7.91%		$1,069,122	$21,692	8.12%
Other loans, net	8,815	144	6.53		6,295	109	6.93

Total loans, net	1,176,446	23,234	7.90		1,075,417	21,801	8.11

Mortgage-backed securities	332,239	3,766	4.53		237,049	3,435	5.80
Other securities	42,395	359	3.39		66,831	697	4.17

Total securities	374,634	4,125	4.40		303,880	4,132	5.44

Interest-earning deposits and federal funds sold	31,136	85	1.09		44,211	180	1.63

Total interest-earning assets	1,582,216	27,444	6.94		1,423,508	26,113	7.34

Other assets	110,857				90,201

Total assets	$1,693,073				$1,513,709

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$214,143	526	0.98		$199,939	850	1.70
NOW accounts	39,205	73	0.74		33,655	83	0.99
Money market accounts	186,479	1,070	2.30		100,920	592	2.35
Certificate of deposit accounts	551,721	5,244	3.80		474,484	5,320	4.48

Total due to depositors	991,548	6,913	2.79		808,998	6,845	3.38
Mortgagors' escrow deposits	12,251	23	0.75		12,959	18	0.56

Total deposits	1,003,799	6,936	2.76		821,957	6,863	3.34
Borrowed funds	491,883	6,271	5.10		514,877	6,839	5.31

Total interest-bearing liabilities	1,495,682	13,207	3.53		1,336,834	13,702	4.10

Non-interest bearing deposits	33,607				27,682
Other liabilities	32,481				17,222

Total liabilities	1,561,770				1,381,738
Equity	131,303				131,971

Total liabilities and equity	$1,693,073				$1,513,709

Net interest income / net interest spread		$14,237	3.41%			$12,411	3.24%

Net interest-earning assets / Net interest margin	$86,534		3.60%		$86,674		3.49%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.06	x

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LOANS

The following table sets forth the Company’s loan originations (including the net effect of refinancing) and the changes in the Company’s portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	Three Months Ended
(In thousands)	March 31, 2003	March 31, 2002
Mortgage Loans
At beginning of period	$1,166,192	$1,066,270
Mortgage loans originated:
One-to-four family residential - conventional	9,360	5,129
One-to-four family residential - mixed-use properties	15,273	17,260
Co-operative apartments	--	150
Multi-family residential	42,306	37,892
Commercial real estate	19,561	6,040
Construction	3,664	4,053

Total mortgage loans originated	90,164	70,524

Mortgage loans purchased:
One-to-four family residential - conventional	424	674
One-to-four family residential - mixed-use properties	190	--
Commercial real estate	--	9,315

Total acquired loans	614	9,989

Less:
Principal and other reductions	68,654	51,598
Sales	7,501	--
Mortgage loan foreclosures	--	--

At end of period	$1,180,815	$1,095,185

Other Loans
At beginning of period	$8,486	$6,725
Other loans originated:
Small Business Administration	1,934	1,424
Small business	358	7
Other	446	228

Total other loans originated	2,738	1,659

Less:
Sales	1,016	964
Principal and other reductions	1,490	845

At end of period	$8,718	$6,575

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
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

(Dollars in thousands)	March 31, 2003	December 31, 2002
Non-accrual mortgage loans	$1,170	$3,373
Other non-accrual loans	146	219

Total non-accrual loans	1,316	3,592
Mortgage loans 90 days or more delinquent and still accruing	--	--
Other loans 90 days or more delinquent and still accruing	--	--

Total non-performing loans	1,316	3,592
Real estate owned (foreclosed real estate)	--	--
Investment securities	700	700

Total non-performing assets	$2,016	$4,292

Non-performing loans to gross loans	0.11%	0.31%
Non-performing assets to total assets	0.12%	0.26%

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

The Company has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Company’s overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company’s staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the loan loss reserves on a quarterly basis.

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2003	March 31, 2002
Balance at beginning of period	$6,581	$6,585
Provision for loan losses	--	--
Loans charged-off:
One-to-four family residential real estate	--	--
Co-operative apartment	--	--
Multi-family real estate	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business and other	115	4

Total loans charged-off	115	4

Recoveries:
Mortgage loans	123	1
Commercial business and other	--	4

Total recoveries	123	5

Balance at end of period	$6,589	$6,586

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at
end of period	0.55%	0.60%
Ratio of allowance for loan losses to non-performing
assets at end of period	326.91%	312.73%
Ratio of allowance for loan losses to non-performing
loans at end of period	500.85%	327.14%

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk”.

ITEM 4.      CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

None.

PART II — OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)     EXHIBITS.

Exhibit 3.1 Certificate of Incorporation of Flushing Financial Corporation (1)
Exhibit 3.2 Certificate of Amendment of Certificate of Incorporation of Flushing Financial
                     Corporation (3)
Exhibit 3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of
                     Flushing Financial Corporation (4)
Exhibit 3.4 By-Laws of Flushing Financial Corporation (1)
Exhibit 4.1 Rights Agreement, dated as of September 17, 1996, between Flushing Financial
                     Corporation and State Street Bank and Trust Company, as Rights Agent (2)
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002, by the Chief Executive Officer
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002, by the Chief Financial Officer

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1,
      Registration No. 33-96488.
(2) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.
(3) Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended
      September 30, 2003.

b)    REPORTS ON FORM 8-K.

On April 17, 2003 the Company filed an 8-k announcing the release of its first quarter 2003 results of operations and financial condition.

On May 1, 2003 the Company filed an 8-k announcing that Messrs. Michael J. Hegarty, President and CEO, and John R. Buran, Executive Vice President and COO, would be making a presentation to a group of individual investors and fund managers on May 6, 2003.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Date: May 5, 2003	By:	/s/Michael J. Hegarty

Michael J. Hegarty
President and Chief Executive Officer

Date: May 5, 2003	By:	/s/Monica C. Passick

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

Date: May 5, 2003	By:	/s/Michael J. Hegarty

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

Date: May 5, 2003	By:	/s/Monica c. Passick

Monica C. Passick
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Flushing Financial Corporation (the "Corporation") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Hegarty, Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)        the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

By:	/s/Michael J. Hegarty

Michael J. Hegarty
Chief Executive Officer
May 5, 2003

A signed original of this written statement required by Section 906 has been provided to Flushing Financial Corporation and will be retained by Flushing Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Flushing Financial Corporation (the "Corporation") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Monica C. Passick, Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)        the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

By:	/s/Monica C. Passick

Monica C. Passick
Chief Financial Officer
May 5, 2003

A signed original of this written statement required by Section 906 has been provided to Flushing Financial Corporation and will be retained by Flushing Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.