Form 10-Q
period 2003-06-30
FLUSHING FINANCIAL CORP
filed 2003-08-13
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        The number of shares of the registrant’s Common Stock outstanding as of July 25, 2003 was 12,833,767.

i

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$19,673	$29,119
Federal funds sold	--	18,500
Securities available for sale:
Mortgage-backed securities	486,801	319,255
Other securities	59,991	39,729
Loans:
One-to-four family residential - conventional	220,885	262,944
One-to-four family residential - mixed-use property	193,517	170,499
Multi-family residential	505,099	452,663
Commercial real estate	267,223	257,054
Co-operative apartment	4,879	5,205
Construction	16,112	17,827
Small Business Administration	4,773	4,301
Commercial business and other	4,668	4,185
Unearned loan fees and deferred costs, net	1,494	1,463
Allowance for loan losses	(6,557)	(6,581)

Net loans	1,212,093	1,169,560
Interest and dividends receivable	8,787	8,409
Real estate owned, net	--	--
Bank premises and equipment, net	5,612	5,389
Federal Home Loan Bank of New York stock	24,713	22,213
Goodwill	3,905	3,905
Other assets	34,851	36,879

Total assets	$1,856,426	$1,652,958

LIABILITIES
Due to depositors:
Non-interest bearing	$41,233	$35,287
Interest-bearing:
Certificate of deposit accounts	571,968	543,330
Passbook savings accounts	219,974	213,572
Money market accounts	233,344	170,029
NOW accounts	39,600	39,795

Total interest-bearing deposits	1,064,886	966,726
Mortgagors' escrow deposits	10,755	9,812
Borrowed funds	543,153	493,164
Other liabilities	53,286	16,583

Total liabilities	1,713,313	1,521,572

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)	--	--
Common stock ($0.01 par value; 40,000,000 shares authorized; 13,852,063 shares issued; 12,941,544 and 12,598,343 shares outstanding at June 30, 2003 and December 31, 2002, respectively	139	139
Additional paid-in capital	49,490	47,208
Treasury stock, at average cost (910,519 and 1,253,720 shares
at June 30, 2003 and December 31, 2002, respectively)	(15,891)	(21,733)
Unearned compensation	(8,178)	(7,825)
Retained earnings	113,450	109,208
Accumulated other comprehensive income, net of taxes	4,103	4,389

Total stockholders' equity	143,113	131,386

Total liabilities and stockholders' equity	$1,856,426	$1,652,958

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
	(Unaudited)
Interest and dividend income
Interest and fees on loans	$22,993	$22,514	$46,227	$44,315
Interest and dividends on securities:
Interest	4,612	4,028	8,703	8,124
Dividends	56	35	90	71
Other interest income	32	101	117	281

Total interest and dividend income	27,693	26,678	55,137	52,791

Interest expense
Deposits	7,073	6,954	14,009	13,817
Other interest expense	6,223	6,540	12,494	13,379

Total interest expense	13,296	13,494	26,503	27,196

Net interest income	14,397	13,184	28,634	25,595
Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	14,397	13,184	28,634	25,595

Non-interest income
Other fee income	805	681	1,627	1,380
Net gain (loss) on sales of securities and loans	105	(4,279)	151	(4,259)
Other income	738	702	1,475	1,369

Total non-interest income	1,648	(2,896)	3,253	(1,510)

Non-interest expense
Salaries and employee benefits	4,105	3,537	7,932	6,966
Occupancy and equipment	739	674	1,406	1,329
Professional services	685	697	1,376	1,393
Data processing	410	376	820	749
Depreciation and amortization	294	258	550	515
Other operating expenses	1,657	1,431	3,055	2,522

Total non-interest expense	7,890	6,973	15,139	13,474

Income before income taxes	8,155	3,315	16,748	10,611

Provision for income taxes
Federal	2,445	1,143	5,017	3,406
State and local	666	131	1,387	626

Total taxes	3,111	1,274	6,404	4,032

Net income	$5,044	$2,041	$10,344	$6,579

Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(199)	$(153)	$(296)	$(1,070)
Reclassification adjustments for (gains) losses included in income	(5)	2,358	10	2,358

Net unrealized holding gains (losses)	(204)	2,205	(286)	1,288

Comprehensive net income	$4,840	$4,246	$10,058	$7,867

Basic earnings per share	$0.44	$0.17	$0.92	$0.56
Diluted earnings per share	$0.43	$0.17	$0.88	$0.53
Dividends per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
(In thousands)	2003	2002
	(Unaudited)
OPERATING ACTIVITIES
Net income	$10,344	$6,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	550	515
Net loss on sales of securities	19	4,367
Net gain on sales of loans	(170)	(108)
Net gain on sales of real estate owned	--	(4)
Amortization of unearned premium, net of accretion of unearned discount	1,535	1,452
Deferred income tax benefit	(98)	(208)
Deferred compensation	394	181
Origination of loans held for sale	7,870	1,825
Proceeds from sale of loans originated for sale	(7,870)	(1,825)
Net decrease in other assets and liabilities	(14)	(1,854)
Unearned compensation	721	557

Net cash provided by operating activities	13,281	11,477

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(773)	(454)
Redemptions (purchases) of Federal Home Loan Bank shares	(2,500)	1,958
Purchases of securities available for sale	(249,547)	(69,565)
Proceeds from sales and calls of securities available for sale	10,639	5,390
Proceeds from maturities and prepayments of securities available for sale	89,478	54,355
Proceeds from sale of non-performing loans	3,501	--
Net originations and repayment of loans	(45,123)	(57,670)
Purchases of loans	(787)	(9,994)
Proceeds from sales of real estate owned	--	97

Net cash used by investing activities	(195,112)	(75,883)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	5,946	4,941
Net increase in interest-bearing deposits	98,160	77,663
Net increase in mortgagors' escrow deposits	943	2,191
Proceeds from long-term borrowed funds	80,000	30,000
Repayment of long-term borrowed funds	(30,011)	(55,260)
Issuances (purchases) of treasury stock, net	1,153	(7,888)
Cash dividends paid	(2,306)	(2,156)

Net cash provided by financing activities	153,885	49,491

Net decrease in cash and cash equivalents	(27,946)	(14,915)
Cash and cash equivalents, beginning of period	47,619	38,508

Cash and cash equivalents, end of period	$19,673	$23,593

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$26,600	$27,286
Income taxes paid	6,314	5,656
Non-cash activities:
Securities purchased not yet settled	40,422	--
Securities sold not yet settled	--	10,296

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the six months ended
(In thousands, except share data)	June 30, 2003
Common Stock
Balance, beginning of period	$139
No activity	-

Balance, end of period	$139

Additional Paid-In Capital
Balance, beginning of period	$47,208
Award of shares released from Employee Benefit Trust (2,073 common shares)	27
Restricted stock awards (54,225 common shares)	154
Tax benefit of unearned compensation	2,101

Balance, end of period	$49,490

Treasury Stock
Balance, beginning of period	$(21,733)
Purchases of common shares outstanding (81,700 common shares)	(1,501)
Repurchase of restricted stock awards (14,381 common shares)	(292)
Restricted stock awards (54,225 common shares)	944
Forfeiture of restricted stock awards (3,060 common shares)	(51)
Options exercised (388,117 common shares)	6,742

Balance, end of period	$(15,891)

Unearned Compensation
Balance, beginning of period	$(7,825)
Restricted stock award expense	452
Restricted stock awards (54,225 common shares)	(1,098)
Forfeiture of restricted stock awards (3,060 common shares)	51
Release of shares from Employee Benefit Trust (47,367 common shares)	242

Balance, end of period	$(8,178)

Retained Earnings
Balance, beginning of period	$109,208
Net income	10,344
Options exercised (388,117 common shares)	(3,796)
Cash dividends declared and paid	(2,306)

Balance, end of period	$113,450

Accumulated Other Comprehensive Income
Balance, beginning of period	$4,389
Change in net unrealized gain, net of taxes of approximately $252 on securities available for sale	(296)
Less: Reclassification adjustment for losses included in net income, net of taxes of approximately $(9)	10

Balance, end of period	$4,103

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The primary business of Flushing Financial Corporation is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (the "Trust"). The consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company, the Trust and the Bank, but reflects principally the Bank's activities.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods of Flushing Financial Corporation and Subsidiaries (the "Company"). Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

2. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3. Earnings Per Share

Basic earnings per share for the three and six month periods ended June 30, 2003 and 2002 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2003	2002	2003	2002
Net income	$5,044	$2,041	$10,344	$6,579
Divided by:
Weighted average common shares outstanding	11,370	11,689	11,283	11,829
Weighted average common stock equivalents	479	619	479	584
Total weighted average common shares & common stock equivalents	11,849	12,308	11,762	12,413
Basic earnings per share	$0.44	$0.17	$0.92	$0.56
Diluted earnings per share	$0.43	$0.17	$0.88	$0.53
Dividends per share	$0.10	$0.09	$0.20	$0.18
Dividend payout ratio	22.73%	52.94%	21.74%	32.14%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 178,100 shares at an average exercise price of $20.32 and 89,100 shares at an average exercise price of $19.00, were not included in the computation of diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively. Unvested restricted stock awards of 54,225 shares at an average price of $20.25 and 10,125 shares at an average price of $19.00, were not included in the computation of diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively. Options to purchase 448,700 shares at an average exercise price of $19.35 and 275,000 shares at an average exercise price of $18.70 were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively. Unvested restricted stock awards of 106,025 shares at an average price of $19.45 and 69,075 shares at average price of $18.62 were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively.

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

	Three months ended		Six Months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$5,044	$2,041	$10,344	$6,579
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	202	130	343	223
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,net of related tax effects	(391)	(246)	(678)	(449)

Pro forma net income	$4,855	$1,925	$10,009	$6,353

Basic earnings per share:
As reported	$0.44	$0.17	$0.92	$0.56
Pro forma	$0.43	$0.16	$0.89	$0.54
Diluted earnings per share:
As reported	$0.43	$0.17	$0.88	$0.53
Pro forma	$0.41	$0.16	$0.85	$0.51

There were stock option grants of 178,100 shares of common stock, at an average exercise price of $20.32, and 275,000 shares of common stock, at an average exercise price of $18.70 granted in the three- and six-month periods ended June 30, 2003 and 2002, respectively. There were restricted stock grants of 54,225 shares of common stock, at an average price of $20.25, and 69,075 shares of common stock, at an average price of $18.62 granted in the three- and six-month periods ended June 30, 2003 and 2002, respectively.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the "Holding Company"), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I ("Trust"). The Bank is a consumer-oriented savings institution and conducts its business through ten banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations includes the collective results of the Holding Company, the Bank and the Trust (collectively, the "Company"), but reflects principally the Bank's activities.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family residential real estate loans (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family income-producing property loans and commercial real estate loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and commercial and consumer loans.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 2002 Annual Report to Stockholders and its SEC Report on Form 10-K for the year ended December 31, 2002. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

General. Diluted earnings per share increased $0.26 to $0.43 for the three months ended June 30, 2003 from $0.17 for the three months ended June 30, 2002. Net income increased $3.0 million to $5.0 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002. The return on average assets for the three months ended June 30, 2003 increased to 1.14% compared to 0.53% for the three months ended June 30, 2002, while the return on average equity for the three months ended June 30, 2003 increased to 14.70% from 6.30% for the three months ended June 30, 2002. The three months ended June 30, 2002 include an after tax impairment charge of $2.6 million related to the decline in the market value of a $5.1 million investment in a Worldcom Inc. senior note due in 2004. Excluding this impairment charge, net income would have been $4.6 million, or $0.38 per diluted share, for the three months ended June 30, 2002, and diluted earnings per share would have increased 13.2% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Return on average assets and return on average equity, excluding the impairment charge, would have been 1.21% and 14.32%, respectively, for the three months ended June 30, 2002.

Interest Income. Total interest and dividend income increased $1.0 million, or 3.8%, to $27.7 million for the three months ended June 30, 2003 from $26.7 million for the three months ended June 30, 2002. This increase was primarily the result of a $214.7 million increase in the average balance of interest-earning assets for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The average balance of mortgage loans, net and mortgage-backed securities increased $75.7 million and $169.0 million, respectively, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. These increases were partially offset by a $19.3 million and an $11.6 million decrease in the average balance of other securities and interest earning deposits and federal funds sold, respectively, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The yield on interest-earning assets declined 71 basis points to 6.65% for the three months ended June 30, 2003 from 7.36% for the three months ended June 30, 2002. This decrease is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the yield on assets during 2003. We continued our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of mixed-use property one-to-four family residential mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. However, the increase in the lower-yielding mortgage-backed securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense. Interest expense decreased $0.2 million, or 1.5%, to $13.3 million for the three months ended June 30, 2003 from $13.5 million for the three months ended June 30, 2002, primarily due to a 59 basis point decline in the cost of interest-bearing liabilities to 3.38% in the three months ended June 30, 2003 from 3.97% in the three months ended June 30, 2002. This decrease was partially offset by a $210.4 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the cost of funds in the second quarter of 2003. This was coupled with an increase in the average balance of lower costing core deposits. This marks the eleventh consecutive quarter that the cost of funds has declined.

Net Interest Income. For the three months ended June 30, 2003, net interest income increased $1.2 million, or 9.2%, to $14.4 million from $13.2 million in the three months ended June 30, 2002. This increase in net interest income is primarily due to a $214.7 million increase in the average balance of interest-earning assets, partially offset by a 12 basis point decrease in the net interest spread. The net interest margin decreased 18 basis points to 3.46% for the three months ended June 30, 2003 from 3.64% for the three months ended June 30, 2002, due to the decrease in the net interest spread and the growth in the average balance of interest-earning assets.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for the three-month periods ended June 30, 2003 and 2002. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended June 30, 2003 and 2002.

Non-Interest Income. Non-interest income increased $4.5 million to $1.6 million for the three months ended June 30, 2003 from a net loss of $2.9 million for the three months ended June 30, 2002. The increase is primarily due to a $4.4 million pretax impairment writedown of the Bank's investment in a WorldCom, Inc. senior note during the three months ended June 30, 2002. Loan fees and banking service fees increased $0.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Non-Interest Expense. Non-interest expense was $7.9 million for the three months ended June 30, 2003, an increase of $0.9 million, or 13.2%, from $7.0 million for the three months ended June 30, 2002. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. Increases were seen in personnel and other expense areas, as we focused on loan and deposit growth. Salaries and benefits also increased due to the increase in our stock price, as certain employee compensation is tied to our stock price, which increased over 20 percent in the three months ended June 30, 2003. Management continues to monitor expenditures resulting in efficiency ratios of 49.20% and 47.62% for the three months ended June 30, 2003 and 2002, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $4.9 million to $8.2 million for the three months ended June 30, 2003 as compared to $3.3 million for the three months ended June 30, 2002, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $3.1 million for the three months ended June 30, 2003 compared to $1.3 million for the three months ended June 30, 2002. This increase is due to the $4.9 million increase in income before income taxes. The effective rate was 38.15% for the three months ended June 30, 2003 compared to 38.43% for the three months ended June 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

General. Diluted earnings per share increased 66.0% to $0.88 for the six months ended June 30, 2003 from $0.53 for the six months ended June 30, 2002. Net income for the six months ended June 30, 2003 increased 57.2% to $10.3 million from the $6.6 million reported for the six months ended June 30, 2002. The return on average assets for the six months ended June 30, 2003 was 1.19% compared to 0.86% for the six months ended June 30, 2002, while the return on average equity for the six months ended June 30, 2003 was 15.40% compared to 10.06% for the six months ended June 30, 2002. Excluding the impairment charge discussed above, net income for the six months ended June 30, 2002 would have been $9.2 million, or $0.74 per diluted share, and diluted earnings per share would have increased 18.9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Return on average assets and return on average equity, excluding the impairment charge, would have been 1.20% and 14.04%, respectively, for the six months ended June 30, 2002.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $2.3 million, or 4.4%, to $55.1 million for the six months ended June 30, 2003 from $52.8 million for the six months ended June 30, 2002. This increase was primarily the result of a $186.9 million increase in the average balance of interest-earning assets for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The average balance of mortgage loans, net, and mortgage-backed securities increased $87.0 million and $132.3 million, respectively, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. These increases were partially offset by a $21.8 million and a $12.3 million decrease in the average balance of other securities and interest-earning deposits and federal funds sold, respectively, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The yield on interest-earning assets declined 56 basis points to 6.79% for the six months ended June 30, 2003 from 7.35% for the six months ended June 30, 2002. This decrease is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the yield on assets during the first six months of 2003. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of mixed-use property one-to-four family residential mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. In addition, the increase in the average balance of the lower-yielding mortgage-backed securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense. Interest expense decreased $0.7 million, or 2.5%, to $26.5 million for the six months ended June 30, 2003 from $27.2 million for the six months ended June 30, 2002, primarily due to a 57 basis point decline in the cost of interest-bearing liabilities to 3.46% in the six months ended June 30, 2003 from 4.03% in the six months ended June 30, 2002. This decrease was partially offset by a $184.8 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the cost of funds during the first six months of 2003. This was coupled with an increase in the average balance of lower costing core deposits.

Net Interest Income. For the six months ended June 30, 2003, net interest income increased $3.0 million, or 11.9%, to $28.6 million from $25.6 million in the six months ended June 30, 2002. This increase in net interest income is primarily due to a $186.9 million increase in the average balance of interest-earning assets. The net interest margin decreased 3 basis points to 3.53% for the six months ended June 30, 2003 from 3.56% for the six months ended June 30, 2002, due to the increase in the average balance of interest-earning assets.

Provision for Loan Losses. There was no provision for loan losses for the six-month periods ended June 30, 2003 and 2002. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the six-month periods ended June 30, 2003 and 2002.

Non-Interest Income. Non-interest income increased $4.8 million to $3.3 million for the six months ended June 30, 2003 from a net loss of $1.5 million for the six months ended June 30, 2002. The increase is primarily due to the $4.4 million pretax impairment writedown of the Bank's investment in a WorldCom, Inc. senior note recorded in the six-month period ended June 30, 2002. Loan fees and banking services fees increased $0.2 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Non-Interest Expense. Non-interest expense was $15.1 million for the six months ended June 30, 2003, an increase of $1.6 million, or 12.4%, from $13.5 million for the six months ended June 30, 2002. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. Increases were seen in personnel and other expense areas, as we focused on loan and deposit growth. Salaries and benefits also increased due to the increase in our stock price, as certain employee compensation is tied to our stock price, which increased over 30 percent in the six months ended June 30, 2003. Management continues to monitor expenditures resulting in efficiency ratios to 47.45% and 47.39% for the six months ended June 30, 2003 and 2002, respectively.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income before Income Taxes. Income before the provision for income taxes increased $6.1 million, or 57.8%, to $16.7 million for the six months ended June 30, 2003 as compared to $10.6 million for the six months ended June 30, 2002, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $6.4 million for the six months ended June 30, 2003 compared to $4.0 million for the six months ended June 30, 2002. This increase is due to the $6.1 million increase in income before income taxes. The effective rate was 38.24% for the six months ended June 30, 2003 compared to 38.00% for the six months ended June 30, 2002.

RECONCILIATION OF NON-GAAP FINANCIAL AMOUNTS AND RATIOS

The preceding discussions include prior year comparable periods that included an after-tax impairment writedown of $2.6 million relating to the Bank's investment in a WorldCom, Inc. senior note. Comparisons of the current year three- and six-month periods to the prior year periods were made excluding this writedown in the prior year periods. Management believes that this impairment writedown was a one-time event that is not likely to be repeated, and is therefore not indicative of the ongoing operating results of the Company. Excluding this writedown presents a better comparison of the Company's ongoing operating results. A reconciliation of amounts and financial ratios of the Company as reported in its financial statements to the adjusted amounts and financial ratios, which exclude this impairment writedown, is shown below.

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands, except per share data)	June 30, 2002	June 30, 2002
Net income as reported	$2,041	$6,579
Impairment writedown	4,429	4,429
Income tax benefit	(1,849)	(1,849)
Adjusted net income	$4,621	$9,159
Basic earnings per share	$0.17	$0.56
Impairment writedown	0.23	0.21
Adjusted basic earnings per share	$0.40	$0.77
Diluted earnings per share	$0.17	$0.53
Impairment writedown	0.21	0.21
Adjusted diluted earnings per share	$0.38	$0.74
Non-interest income	$(2,896)	$(1,510)
Impairment writedown	4,429	4,429
Adjusted non-interest income	$1,533	$2,919
Return on average assets	0.53%	0.86%
Impairment writedown	0.68%	0.34%
Adjusted return on average assets	1.21%	1.20%
Return on average equity	6.30%	10.06%
Impairment writedown	8.02%	3.98%
Adjusted return on average equity	14.32%	14.04%

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at June 30, 2003 were $1,856.4 million, a $203.5 million increase from December 31, 2002. During the six months ended June 30, 2003, loan originations and purchases were $85.3 million for multi-family real estate loans, $43.6 million for commercial real estate loans, $35.5 million for mixed-use property one-to-four family residential real estate loans, $11.7 million for conventional one-to-four family residential real estate loans, and $9.5 million in construction loans. For the first six months of 2002, loan originations and purchases were $79.6 million for multi-family real estate loans, $26.0 million for commercial real estate loans, $38.1 million for mixed-use property one-to-four family residential real estate loans, $9.6 million for conventional one-to-four family residential real estate loans, and $7.0 million in construction loans. Total loans increased $42.5 million during the six months ended June 30, 2003 to $1,212.1 million from $1,169.6 million at December 31, 2002.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.3 million at June 30, 2003 compared to $4.3 million at December 31, 2002 and $1.8 million at June 30, 2002. Total non-performing assets as a percentage of total assets were 0.12% at June 30, 2003 compared to 0.26% at December 31, 2002 and 0.12% at June 30, 2002. The ratio of allowance for loan losses to total non-performing loans was 410% at June 30, 2003 compared to 183% at December 31, 2002 and 586% at June 30, 2002.

Mortgage-backed securities increased $167.5 million to $486.8 million at June 30, 2003, while other securities increased $20.3 million to $60.0 million at June 30, 2003. Funds not used during the six months ended June 30, 2003 for loan originations have been invested in readily marketable mortgage-backed securities and shorter-term investment securities to provide readily available funding for future loan originations. In addition, due to the attractive low rates available for medium-term borrowings, the Company borrowed $60.0 million in June 2003 and invested the proceeds in mortgage-backed securities with an initial spread of approximately 180 basis points, based on the current interest rate environment. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities. At June 30, 2003, loans in process totaled $156.8 million

Liabilities. Total liabilities increased $191.7 million to $1,713.3 million at June 30, 2003 from $1,521.6 million at December 31, 2002. Due to depositors increased $104.1 million as certificate of deposit accounts increased $28.6 million while lower costing core deposits increased $75.5 million. Borrowed funds increased $50.0 million during the six months ended June 30, 2003.

Equity. Total stockholders' equity increased $11.7 million to $143.1 million at June 30, 2003 from $131.4 million at December 31, 2002. Net income of $10.3 million for the six months ended June 30, 2003 was partially offset by $1.5 million in treasury shares purchased through the Company's stock repurchase plans and $2.3 million in cash dividends paid during the six month period. In addition, the exercise of stock options increased stockholders' equity by $4.9 million, including the income tax benefit realized by the Company upon the exercise of stock options. Book value per share was $11.06 per share at June 30, 2003 compared to $10.43 per share at December 31, 2002 and $10.06 at June 30, 2002.

Under its stock repurchase program, the Company repurchased 81,700 shares for the six months ended June 30, 2003, at a total cost of $1.5 million, or an average of $18.37 per share. At June 30, 2003, 548,300 shares remain to be repurchased under the current stock repurchase program.

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cash flow. During the six months ended June 30, 2003, funds provided by the Company's operating activities amounted to $13.3 million. These funds, together with $153.9 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $195.1 million. The Company's primary business objective is the origination and purchase of one-to-four family residential, multi-family and commercial real estate loans. During the six months ended June 30, 2003, the net total of loan originations less loan repayments was $41.6 million, and the total amount of real estate loans purchased was $0.8 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the six months ended June 30, 2003, the Company purchased a total of $249.5 million in securities available for sale. Funds for investment were also provided by $100.1 million in maturities, prepayments, calls and sales of securities available for sale. Additional funds of $4.9 million were provided through the exercise of stock options, including the income tax benefit realized by the Company upon the exercise of stock options. The Company also used funds of $1.5 million for treasury stock repurchases and $2.3 million in dividend payments during the six months ended June 30, 2003.

INTEREST RATE RISK

The consolidated statements of financial position have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company's stockholders' equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2003. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest		Net Portfolio
Change in Interest Rate	Income	Net Portfolio Value	Value Ratio
-300 Basis points	-15.12%	-26.10%	6.23%
-200 Basis points	-6.34	-18.96	6.90
-100 Basis points	-0.63	-6.85	8.03
Base interest rate	-	-	8.72
+100 Basis points	-0.83	-2.52	8.68
+200 Basis points	-3.87	-10.73	8.15
+300 Basis points	-7.47	-21.89	7.33

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2003, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2003.

(Dollars in thousands)	Amount	Percent of Assets
Tangible Capital:
Capital level	$138,529	7.53%
Requirement	27,606	1.50
Excess	$110,923	6.03
Leverage and Core Capital:
Capital level	$138,529	7.53%
Requirement	55,212	3.00
Excess	$83,317	4.53
Risk-Based Capital:
Capital level	$145,086	14.44%
Requirement	80,385	8.00
Excess	$64,701	6.44

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2003				2002
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net	$1,183,342	$22,858	7.73%		$1,107,636	$22,386	8.08%
Other loans, net	7,851	135	6.88		6,927	128	7.39

Total loans, net	1,191,193	22,993	7.72		1,114,563	22,514	8.08

Mortgage-backed securities	404,005	4,171	4.13		235,016	3,316	5.64
Other securities	58,285	497	3.41		77,570	747	3.85

Total securities	462,290	4,668	4.04		312,586	4,063	5.20

Interest-earning deposits and federal funds sold	11,877	32	1.08		23,478	101	1.72

Total interest-earning assets	1,665,360	27,693	6.65		1,450,627	26,678	7.36

Other assets	110,528				86,212

Total assets	$1,775,888				$1,536,839

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$217,586	503	0.92		$208,343	895	1.72
NOW accounts	39,043	73	0.75		35,957	90	1.00
Money market accounts	229,627	1,243	2.17		113,997	681	2.39
Certificate of deposit accounts	567,120	5,241	3.70		490,424	5,274	4.30

Total due to depositors	1,053,376	7,060	2.68		848,721	6,940	3.27
Mortgagors' escrow deposits	18,562	13	0.28		18,037	14	0.31

Total deposits	1,071,938	7,073	2.64		866,758	6,954	3.21
Borrowed funds	499,518	6,223	4.98		494,284	6,540	5.29

Total interest-bearing liabilities	1,571,456	13,296	3.38		1,361,042	13,494	3.97

Non-interest bearing deposits	35,815				30,538
Other liabilities	31,360				15,663

Total liabilities	1,638,631				1,407,243
Equity	137,257				129,596

Total liabilities and equity	$1,775,888				$1,536,839

Net interest income / net interest spread		$14,397	3.27%			$13,184	3.39%

Net interest-earning assets / Net interest margin	$93,904		3.46%		$89,585		3.64%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2003				2002
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net	$1,175,530	$45,948	7.82%		$1,088,485	$44,078	8.10%
Other loans, net	8,330	279	6.70		6,613	237	7.17

Total loans, net	1,183,860	46,227	7.81		1,095,098	44,315	8.09

Mortgage-backed securities	368,320	7,937	4.31		236,027	6,751	5.72
Other securities	50,384	856	3.40		72,230	1,444	4.00

Total securities	418,704	8,793	4.20		308,257	8,195	5.32

Interest-earning deposits and federal funds sold	21,453	117	1.09		33,787	281	1.66

Total interest-earning assets	1,624,017	55,137	6.79		1,437,142	52,791	7.35

Other assets	110,692				88,196

Total assets	$1,734,709				$1,525,338

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$215,874	1,029	0.95		$204,164	1,745	1.71
NOW accounts	39,124	146	0.75		34,812	173	0.99
Money market accounts	208,173	2,313	2.22		107,494	1,273	2.37
Certificate of deposit accounts	559,463	10,485	3.75		482,498	10,594	4.39

Total due to depositors	1,022,634	13,973	2.73		828,968	13,785	3.33
Mortgagors' escrow deposits	15,424	36	0.47		15,512	32	0.41

Total deposits	1,038,058	14,009	2.70		844,480	13,817	3.27
Borrowed funds	495,721	12,494	5.04		504,523	13,379	5.30

Total interest-bearing liabilities	1,533,779	26,503	3.46		1,349,003	27,196	4.03

Non-interest bearing deposits	34,717				29,118
Other liabilities	31,917				16,440

Total liabilities	1,600,413				1,394,561
Equity	134,296				130,777

Total liabilities and equity	$1,734,709				$1,525,338

Net interest income / net interest spread		$28,634	3.33%			$25,595	3.32%

Net interest-earning assets / Net interest margin	$90,238		3.53%		$88,139		3.56%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.07	x

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

	Six Months Ended
(In thousands)	June 30, 2003	June 30, 2002

Mortgage Loans
At beginning of period	$1,166,192	$1,066,270

Mortgage loans originated:
One-to-four family residential - conventional	11,063	8,725
One-to-four family residential - mixed-use property	35,337	38,056
Co-operative apartment	35	194
Multi-family residential	85,315	79,623
Commercial real estate	43,641	16,646
Construction	9,488	6,960

Total mortgage loans originated	184,879	150,204

Mortgage loans purchased:
One-to-four family residential - conventional	592	674
One-to-four family residential - mixed-use property	190	--
Commercial real estate	--	9,315

Total acquired loans	782	9,989

Less:
Principal and other reductions	134,637	94,205
Sales	9,501	--
Mortgage loan foreclosures	--	--

At end of period	$1,207,715	$1,132,258

Other Loans
At beginning of period	$8,486	$6,725

Other loans originated:
Small Business Administration	2,945	2,944
Small business	506	855
Other	2,201	864

Total other loans originated	5,652	4,663

Less:
Sales	1,870	1,825
Principal and other reductions	2,827	1,533

At end of period	$9,441	$8,030

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The Company reviews loans in its portfolio on a monthly basis to determine whether any problem loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent, and real estate owned at the dates indicated

(Dollars in thousands)	June 30, 2003	December 31, 2002

Non-accrual mortgage loans	$1,451	$3,373
Other non-accrual loans	147	219

Total non-accrual loans	1,598	3,592
Mortgage loans 90 days or more delinquent and still accruing	--	--
Other loans 90 days or more delinquent and still accruing	--	--

Total non-performing loans	1,598	3,592
Real estate owned (foreclosed real estate)	--	--
Investment securities	700	700

Total non-performing assets	$2,298	$4,292

Non-performing loans to gross loans	0.13%	0.31%
Non-performing assets to total assets	0.12%	0.26%

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

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	Six Months Ended
(Dollars in thousands)	June 30, 2003	June 30, 2002
Balance at beginning of period	$6,581	$6,585
Provision for loan losses	--	--
Loans charged-off:
One-to-four family residential real estate	--	--
Co-operative apartment	--	--
Multi-family real estate	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business and other	147	10

Total loans charged-off	147	10

Recoveries:
Mortgage loans	123	1
Commercial business and other	--	4

Total recoveries	123	5

Balance at end of period	$6,557	$6,580

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at
end of period	0.54%	0.58%
Ratio of allowance for loan losses to non-performing
assets at end of period	285.37%	360.97%
Ratio of allowance for loan losses to non-performing
loans at end of period	410.40%	586.01%

PART I — FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk”.

ITEM 4.      CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this Quarterly Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II — OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 20, 2003, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.

	For	Against	Abstain

Election of Directors (three directors were elected to
serve until the 2006 Annual Meeting of Stockholders
and until their successors are elected and qualified)

Louis C. Grassi	10,420,912	--	1,224,364

Franklin F. Regan, Jr	8,901,643	--	2,743,633

John E. Roe	10,398,882	--	1,246,394

Approval of an amendment to the Company's 1996 Stock Option Incentive Plan to increase the number of shares available for grants to employees by 300,000, and to increase the number of shares available for grant to outside directors by 300,000	7,723,387	3,852,815	69,074

Ratification of appointment of PricewaterhouseCoopers
LLP as the independent auditors of the Company	11,459,570	161,899	23,807

ITEM 5.      OTHER INFORMATION.

Not applicable.

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
Exhibit 3.4 By-Laws of Flushing Financial Corporation (1)
Exhibit 4.1 Rights Agreement, dated as of September 17, 1996, between Flushing Financial
                     Corporation and State Street Bank and Trust Company, as Rights Agent (2)
Exhibit 31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer.
Exhibit 31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

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

On June 16, 2003, the Company filed an 8-K announcing that Messrs. Michael J. Hegarty, President and CEO, and John R. Buran, Executive Vice President and COO, would be making a presentation to several individual investors.

On June 17, 2003, the Company filed an 8-K announcing the appointment of John J. McCabe and John R. Buran to its Board of Directors.

On July 17, 2003, the Company filed an 8-K announcing the release of its second quarter 2003 results of operations and financial condition.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Date: August 12, 2003	By:	/s/Michael J. Hegarty

Michael J. Hegarty
President and Chief Executive Officer

Date: August 12, 2003	By:	/s/Monica C. Passick

Monica C. Passick
Senior Vice President, Treasurer and
Chief Financial Officer