Form 10-Q
period 2003-09-30
FLUSHING FINANCIAL CORP
filed 2003-11-04
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        The number of shares of the registrant’s Common Stock outstanding as of October 24, 2003 was 12,750,896.

i

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$26,790	$29,119
Federal funds sold	--	18,500
Securities available for sale:
Mortgage-backed securities	458,399	319,255
Other securities	50,765	39,729
Loans:
One-to-four family residential - conventional	195,282	262,944
One-to-four family residential - mixed-use property	208,182	170,499
Multi-family residential	516,751	452,663
Commercial real estate	286,072	257,054
Co-operative apartment	4,039	5,205
Construction	18,532	17,827
Small Business Administration	4,244	4,301
Commercial business and other	3,834	4,185
Unearned loan fees and deferred costs, net	1,582	1,463
Allowance for loan losses	(6,554)	(6,581)

Net loans	1,231,964	1,169,560
Interest and dividends receivable	8,699	8,409
Real estate owned, net	--	--
Bank premises and equipment, net	6,181	5,389
Federal Home Loan Bank of New York stock	25,213	22,213
Goodwill	3,905	3,905
Other assets	37,181	36,879

Total assets	$1,849,097	$1,652,958

LIABILITIES
Due to depositors:
Non-interest bearing	$38,396	$35,287
Interest-bearing:
Certificate of deposit accounts	573,474	543,330
Passbook savings accounts	218,044	213,572
Money market accounts	246,602	170,029
NOW accounts	42,466	39,795

Total interest-bearing deposits	1,080,586	966,726
Mortgagors' escrow deposits	14,157	9,812
Borrowed funds	553,147	493,164
Other liabilities	22,426	16,583

Total liabilities	1,708,712	1,521,572

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)	--	--
Common stock ($0.01 par value; 40,000,000 shares authorized; 13,852,063;shares issued; 12,746,596 and 12,598,343 shares outstanding at September 30, 2003 and December 31, 2002, respectively)	139	139
Additional paid-in capital	49,773	47,208
Treasury stock, at average cost (1,105,467 and 1,253,720 shares at September 30, 2003 and December 31, 2002, respectively)	(20,168)	(21,733)
Unearned compensation	(7,762)	(7,825)
Retained earnings	117,168	109,208
Accumulated other comprehensive income, net of taxes	1,235	4,389

Total stockholders' equity	140,385	131,386

Total liabilities and stockholders' equity	$1,849,097	$1,652,958

The accompanying notes are an integral part of these consolidated financial statements

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
	(Unaudited)
Interest and dividend income
Interest and fees on loans	$23,460	$22,858	$69,687	$67,173
Interest and dividends on securities:
Interest	4,552	3,775	13,255	11,899
Dividends	79	36	169	107
Other interest income	34	186	151	467

Total interest and dividend income	28,125	26,855	83,262	79,646

Interest expense
Deposits	6,694	7,084	20,703	20,901
Other interest expense	6,233	6,648	18,727	20,027

Total interest expense	12,927	13,732	39,430	40,928

Net interest income	15,198	13,123	43,832	38,718
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	15,198	13,123	43,832	38,718

Non-interest income
Other fee income	871	742	2,498	2,122
Net gain (loss) on sales of securities and loans	101	84	252	(4,175)
Other income	690	650	2,165	2,019

Total non-interest income	1,662	1,476	4,915	(34)

Non-interest expense
Salaries and employee benefits	4,017	3,583	11,949	10,549
Occupancy and equipment	799	694	2,205	2,023
Professional services	758	551	2,134	1,944
Data processing	530	377	1,350	1,126
Depreciation and amortization	322	263	872	778
Other operating expenses	1,496	1,445	4,551	3,967

Total non-interest expense	7,922	6,913	23,061	20,387

Income before income taxes	8,938	7,686	25,686	18,297

Provision for income taxes
Federal	2,620	2,203	7,637	5,609
State and local	801	718	2,188	1,344

Total taxes	3,421	2,921	9,825	6,953

Net income	$5,517	$4,765	$15,861	$11,344

Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$(2,855)	$496	$(3,151)	$(574)
Reclassification adjustments for (gains) losses included in income	(13)	--	(3)	2,358

Net unrealized holding gains (losses)	(2,868)	496	(3,154)	1,784

Comprehensive net income	$2,649	$5,261	$12,707	$13,128

Basic earnings per share	$0.48	$0.41	$1.40	$0.97
Diluted earnings per share	$0.46	$0.39	$1.34	$0.92
Dividends per share	$0.11	$0.09	$0.31	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
(In thousands)	2003	2002
	(Unaudited)
OPERATING ACTIVITIES
Net income	$15,861	$11,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	872	778
Net loss (gain) on sales of securities	(6)	4,366
Net gain on sales of loans	(246)	(191)
Net gain on sales of real estate owned	--	(4)
Amortization of unearned premium, net of accretion of unearned discount	2,702	2,105
Deferred income tax benefit	1,753	897
Deferred compensation	542	435
Origination of loans held for sale	9,078	2,799
Proceeds from sale of loans originated for sale	(9,078)	(2,799)
Net decrease in other assets and liabilities	(1,836)	(4,213)
Unearned compensation	1,148	907

Net cash provided by operating activities	20,790	16,424

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,664)	(654)
Redemptions (purchases) of Federal Home Loan Bank shares	(3,000)	2,458
Purchases of securities available for sale	(366,481)	(138,990)
Proceeds from sales and calls of securities available for sale	62,391	30,969
Proceeds from maturities and prepayments of securities available for sale	155,324	99,002
Proceeds from sale of non-performing loans	3,502	--
Net originations and repayment of loans	(64,982)	(89,722)
Purchases of loans	(789)	(10,106)
Proceeds from sales of real estate owned	--	97

Net cash used by investing activities	(215,699)	(106,946)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	3,109	2,567
Net increase in interest-bearing deposits	113,860	141,054
Net increase in mortgagors' escrow deposits	4,345	4,493
Proceeds from long-term borrowed funds	130,000	50,000
Repayment of long-term borrowed funds	(70,017)	(70,265)
Purchases of treasury stock, net	(3,644)	(16,560)
Cash dividends paid	(3,573)	(3,201)

Net cash provided by financing activities	174,080	108,088

Net (decrease) increase in cash and cash equivalents	(20,829)	17,566
Cash and cash equivalents, beginning of period	47,619	38,508

Cash and cash equivalents, end of period	$26,790	$56,074

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$39,428	$40,562
Income taxes paid	6,611	8,005
Non-cash activities:
Securities purchased not yet settled	9,851	5,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

For the nine months ended
(In thousands, except share data)	September 30, 2003
Common Stock
Balance, beginning of period	$139
No activity	--

Balance, end of period	$139

Additional Paid-In Capital
Balance, beginning of period	$47,208
Award of shares released from Employee Benefit Trust (3,347 common shares)	48
Restricted stock awards (54,375 common shares)	156
Options exercised (400 shares)	--
Tax benefit of unearned compensation	2,361

Balance, end of period	$49,773

Treasury Stock
Balance, beginning of period	$(21,733)
Purchases of common shares outstanding (326,700 common shares)	(6,652)
Repurchase of restricted stock awards (20,079 common shares)	(417)
Restricted stock awards (54,375 common shares)	949
Forfeiture of restricted stock awards (3,990 common shares)	(68)
Options exercised (444,497 common shares)	7,753

Balance, end of period	$(20,168)

Unearned Compensation
Balance, beginning of period	$(7,825)
Restricted stock award expense	725
Restricted stock awards (54,375 common shares)	(1,105)
Forfeiture of restricted stock awards (3,990 common shares)	68
Release of shares from Employee Benefit Trust (73,385 common shares)	375

Balance, end of period	$(7,762)

Retained Earnings
Balance, beginning of period	$109,208
Net income	15,861
Options exercised (444,097 common shares)	(4,328)
Cash dividends declared and paid	(3,573)

Balance, end of period	$117,168

Accumulated Other Comprehensive Income
Balance, beginning of period	$4,389
Change in net unrealized gain, net of taxes of approximately $2,684 on securities available for sale	(3,151)
Less: Reclassification adjustment for gains included in net income, net of taxes of approximately $(3)	(3)

Balance, end of period	$1,235

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

3.    Earnings Per Share

Basic earnings per share for the three and nine month periods ended September 30, 2003 and 2002 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2003	2002	2003	2002
Net income	$5,517	$4,765	$15,861	$11,344
Divided by:
Weighted average common shares outstanding	11,403	11,491	11,323	11,715
Weighted average common stock equivalents	474	579	476	560
Total weighted average common shares & common stock equivalents	11,877	12,070	11,799	12,275
Basic earnings per share	$0.48	$0.41	$1.40	$0.97
Diluted earnings per share	$0.46	$0.39	$1.34	$0.92
Dividends per share	$0.11	$0.09	$0.31	$0.27
Dividend payout ratio	22.92%	21.95%	22.14%	27.84%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 600 shares at an average exercise price of $22.05 and 89,100 shares at an average exercise price of $19.00, were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively. Unvested restricted stock awards of 300 shares at an average price of $22.05 and 10,125 shares at an average price of $19.00, were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively. Options to purchase 178,700 shares at an average exercise price of $20.33 and 274,400 shares at an average exercise price of $18.70 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 and 2002, respectively. Unvested restricted stock awards of 54,525 shares at an average price of $20.26 and 68,875 shares at average price of $18.62 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three months ended		Nine Months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$5,517	$4,765	$15,861	$11,344
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	170	136	513	359
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(365)	(284)	(1,043)	(733)

Pro forma net income	$5,322	$4,617	$15,331	$10,970

Basic earnings per share:
As reported	$0.48	$0.41	$1.40	$0.97
Pro forma	$0.47	$0.40	$1.35	$0.94
Diluted earnings per share:
As reported	0.46	0.39	1.34	0.92
Pro forma	0.45	0.38	1.30	0.89

There were stock option grants of 600 shares of common stock, at an exercise price of $22.05, and restricted stock grants of 300 shares of common stock, at a price of $22.05, granted in the three-month period ended September 30, 2003. There were no such grants in the three-month period ended September 30, 2002.

There were stock option grants of 178,700 shares of common stock, at an average exercise price of $20.33, and 275,000 shares of common stock, at an average exercise price of $18.70 granted in the nine-month periods ended September 30, 2003 and 2002, respectively. There were restricted stock grants of 54,525 shares of common stock, at an average price of $20.26, and 69,075 shares of common stock, at an average price of $18.62 granted in the nine-month periods ended September 30, 2003 and 2002, respectively.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the"Holding Company"), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I ("Trust"). The Bank is a consumer-oriented savings institution and conducts its business through eleven banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol"FFIC". The following discussion of financial condition and results of operations includes the collective results of the Holding Company, the Bank and the Trust (collectively, the"Company"), but reflects principally the Bank's activities.

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

On October 14, 2003, the Bank opened its 11th branch, which is a traditional full-service branch, on 30th Avenue in Astoria, Queens.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the second preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's 2002 Annual Report to Stockholders and its SEC Report on Form 10-K for the year ended December 31, 2002. Forward-looking statements may be identified by terms such as"may", "will", "should", "could", "expects","plans","intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or"continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

General.   Diluted earnings per share increased $0.07, or 17.9%, to $0.46 for the three months ended September 30, 2003 from $0.39 for the three months ended September 30, 2002. Net income increased $0.7 million, or 15.8%, to $5.5 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. The return on average assets was 1.20% for the three months ended September 30, 2003 and September 30, 2002, while the return on average equity for the three months ended September 30, 2003 increased to 16.28% from 14.87% for the three months ended September 30, 2002.

Interest Income.   Total interest and dividend income increased $1.2 million, or 4.7%, to $28.1 million for the three months ended September 30, 2003 from $26.9 million for the three months ended September 30, 2002. This increase was primarily the result of a $242.2 million increase in the average balance of interest-earning assets for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The average balance of mortgage loans, net and mortgage-backed securities increased $71.9 million and $209.0 million, respectively, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. These increases were partially offset by an $11.0 million and a $29.2 million decrease in the average balance of other securities and interest earning deposits and federal funds sold, respectively, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The yield on interest-earning assets declined 72 basis points to 6.49% for the three months ended September 30, 2003 from 7.21% for the three months ended September 30, 2002. This decrease is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the yield on assets during 2003. We continued our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of mixed-use property one-to-four family residential mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that has occurred during the current year. The Bank's existing borrowers have been refinancing their higher costing mortgage loans at the current lower rates, which has resulted in a decrease on the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. However, the increase in the lower-yielding mortgage-backed securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense.   Interest expense decreased $0.8 million, or 5.9%, to $12.9 million for the three months ended September 30, 2003 from $13.7 million for the three months ended September 30, 2002, primarily due to a 74 basis point decline in the cost of interest-bearing liabilities to 3.16% in the three months ended September 30, 2003 from 3.90% in the three months ended September 30, 2002. This decrease was partially offset by a $229.1 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the cost of funds in the third quarter of 2003. This was coupled with an increase in the average balance of lower costing core deposits. This marks the twelfth consecutive quarter that the cost of funds has declined.

Net Interest Income.   For the three months ended September 30, 2003, net interest income increased $2.1 million, or 15.8%, to $15.2 million from $13.1 million in the three months ended September 30, 2002. This increase in net interest income is primarily due to a $242.2 million increase in the average balance of interest-earning assets, combined with a two basis point increase in the net interest spread. The net interest margin decreased one basis point to 3.51% for the three months ended September 30, 2003 from 3.52% for the three months ended September 30, 2002. This decline is attributed to the growth in the average balance of interest-earning assets.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses.   There was no provision for loan losses for the three-month periods ended September 30, 2003 and 2002. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended September 30, 2003 and 2002.

Non-Interest Income.   Non-interest income increased $0.2 million to $1.7 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. This increase is primarily attributed to an increase in loan fees and banking service fees.

Non-Interest Expense.   Non-interest expense was $7.9 million for the three months ended September 30, 2003, an increase of $1.0 million, or 14.6%, from $6.9 million for the three months ended September 30, 2002. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. Increases were seen in personnel and other expense areas, as we focused on loan and deposit growth. Management continues to monitor expenditures resulting in efficiency ratios of 47.06% and 47.38% for the three months ended September 30, 2003 and 2002, respectively.

Income before Income Taxes.   Income before the provision for income taxes increased approximately $1.2 million to $8.9 million for the three months ended September 30, 2003 as compared to $7.7 million for the three months ended September 30, 2002, for the reasons discussed above.

Provision For Income Taxes.   Income tax expense was $3.4 million for the three months ended September 30, 2003 compared to $2.9 million for the three months ended September 30, 2002. This increase is due to the $1.2 million increase in income before income taxes. The effective rate was 38.27% for the three months ended September 30, 2003 compared to 38.00% for the three months ended September 30, 2002.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002

General.   Diluted earnings per share increased $0.42, or 45.7%, to $1.34 for the nine months ended September 30, 2003 from $0.92 for the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003 increased $4.5 million, or 39.8%, to $15.9 million from the $11.3 million reported for the nine months ended September 30, 2002. The return on average assets for the nine months ended September 30, 2003 was 1.19% compared to 0.98% for the nine months ended September 30, 2002, while the return on average equity for the nine months ended September 30, 2003 was 15.70% compared to 11.64% for the nine months ended September 30, 2002. The nine months ended September 30, 2002 included an after-tax writedown of $2.6 million, or $0.22 per diluted share, due to the impairment of the Bank's investment in a WorldCom, Inc. senior note. Excluding this impairment writedown, net income for the nine months ended September 30, 2002 would have been $13.9 million, or $1.14 per diluted share, and diluted earnings per share would have increased 17.5% for the nine months ended September 30, 2003 compared to the comparable prior year period. Return on average assets and return on average equity, excluding the impairment charge, would have been 1.20% and 14.31%, respectively, for the nine months ended September 30, 2002.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.   Total interest and dividend income increased $3.7 million, or 4.5%, to $83.3 million for the nine months ended September 30, 2003 from $79.6 million for the nine months ended September 30, 2002. This increase was primarily the result of a $205.5 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The average balance of mortgage loans, net, and mortgage-backed securities increased $81.9 million and $158.1 million, respectively, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. These increases were partially offset by an $18.2 million and an $18.0 million decrease in the average balance of other securities and interest-earning deposits and federal funds sold, respectively, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The yield on interest-earning assets declined 62 basis points to 6.68% for the nine months ended September 30, 2003 from 7.30% for the nine months ended September 30, 2002. This decrease is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the yield on assets during the first nine months of 2003. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of mixed-use property one-to-four family residential mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. In addition, the increase in the average balance of the lower-yielding mortgage-backed securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense.   Interest expense decreased $1.5 million, or 3.7%, to $39.4 million for the nine months ended September 30, 2003 from $40.9 million for the nine months ended September 30, 2002, primarily due to a 64 basis point decline in the cost of interest-bearing liabilities to 3.35% in the nine months ended September 30, 2003 from 3.99% in the nine months ended September 30, 2002. This decrease was partially offset by a $199.7 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past two years, the effect of which further lowered the cost of funds during the first nine months of 2003. This was coupled with an increase in the average balance of lower costing core deposits.

Net Interest Income.   For the nine months ended September 30, 2003, net interest income increased $5.1 million, or 13.2%, to $43.8 million from $38.7 million in the nine months ended September 30, 2002. This increase in net interest income is primarily due to a $205.5 million increase in the average balance of interest-earning assets. The net interest margin decreased three basis points to 3.52% for the nine months ended September 30, 2003 from 3.55% for the nine months ended September 30, 2002, due to the increase in the average balance of interest-earning assets.

Provision for Loan Losses.   There was no provision for loan losses for the nine-month periods ended September 30, 2003 and 2002. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the nine-month periods ended September 30, 2003 and 2002.

Non-Interest Income.   Non-interest income increased $4.9 million to $4.9 million for the nine months ended September 30, 2003 from a net loss of $34,000 for the nine months ended September 30, 2002. The increase is primarily due to the $4.4 million pretax impairment writedown of the Bank's investment in a WorldCom, Inc. senior note recorded in the nine-month period ended September 30, 2002. Loan fees and banking services fees increased $0.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Non-Interest Expense.   Non-interest expense was $23.1 million for the nine months ended September 30, 2003, an increase of $2.7 million, or 13.1%, from $20.4 million for the nine months ended September 30, 2002. The increase from the prior year period is attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers. Increases were seen in personnel and other expense areas, as we focused on loan and deposit growth. Salaries and benefits also increased due to the increase in our stock price, as certain employee compensation is tied to our stock price, which increased approximately 27% in the nine months ended September 30, 2003. Management continues to monitor expenditures resulting in efficiency ratios to 47.31% and 47.38% for the nine months ended September 30, 2003 and 2002, respectively.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income before Income Taxes.   Income before the provision for income taxes increased $7.4 million, or 40.4%, to $25.7 million for the nine months ended September 30, 2003 as compared to $18.3 million for the nine months ended September 30, 2002, for the reasons discussed above.

Provision For Income Taxes.   Income tax expense was $9.8 million for the nine months ended September 30, 2003 compared to $7.0 million for the nine months ended September 30, 2002. This increase is due to the $7.4 million increase in income before income taxes. The effective rate was 38.25% for the nine months ended September 30, 2003 compared to 38.00% for the nine months ended September 30, 2002.

RECONCILIATION OF NON-GAAP FINANCIAL AMOUNTS AND RATIOS

The preceding discussions include prior year comparable periods that included an after-tax impairment writedown of $2.6 million relating to the Bank's investment in a WorldCom, Inc. senior note. Comparisons of the current year nine-month period to the prior year period were made excluding this writedown in the prior year period. Management believes that this impairment writedown was a one-time event that is not likely to be repeated, and is therefore not indicative of the ongoing operating results of the Company. Excluding this writedown, in our view, presents a better comparison of the Company's ongoing operating results. A reconciliation of amounts and financial ratios of the Company as reported in its financial statements to the adjusted amounts and financial ratios, which exclude this impairment writedown, is shown below.

Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2002
Net income as reported	$11,344
Impairment writedown	4,429
Income tax benefit	(1,849)
Adjusted net income	$13,924
Basic earnings per share	$0.97
Impairment writedown	0.22
Adjusted basic earnings per share	$1.19
Diluted earnings per share	$0.92
Impairment writedown	0.22
Adjusted diluted earnings per share	$1.14
Non-interest income	$(34)
Impairment writedown	4,429
Adjusted non-interest income	$4,395
Return on average assets	0.98%
Impairment writedown	0.22%
Adjusted return on average assets	1.20%
Return on average equity	11.64%
Impairment writedown	2.67%
Adjusted return on average equity	14.31%

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets.   Total assets at September 30, 2003 were $1,849.1 million, a $196.1 million increase from December 31, 2002. During the nine months ended September 30, 2003, loan originations and purchases were $124.4 million for multi-family real estate loans, $72.3 million for commercial real estate loans, $58.4 million for mixed-use property one-to-four family residential real estate loans, $15.2 million for conventional one-to-four family residential real estate loans, and $12.8 million in construction loans. For the first nine months of 2002, loan originations and purchases were $108.4 million for multi-family real estate loans, $57.0 million for commercial real estate loans, $52.1 million for mixed-use property one-to-four family residential real estate loans, $13.3 million for conventional one-to-four family residential real estate loans, and $9.6 million in construction loans. Total loans increased $62.4 million during the nine months ended September 30, 2003 to $1,232.0 million from $1,169.6 million at December 31, 2002. At September 30, 2003, loans in process totaled $210.6 million.

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.7 million at September 30, 2003 compared to $4.3 million at December 31, 2002 and $4.7 million at September 30, 2002. Total non-performing assets as a percentage of total assets were 0.09% at September 30, 2003 compared to 0.26% at December 31, 2002 and 0.29% at September 30, 2002. The ratio of allowance for loan losses to total non-performing loans was 387% at September 30, 2003 compared to 183% at December 31, 2002 and 165% at September 30, 2002.

Mortgage-backed securities increased $139.1 million to $458.4 million at September 30, 2003, while other securities increased $11.0 million to $50.8 million at September 30, 2003. Funds not used during the nine months ended September 30, 2003 for loan originations have been invested in readily marketable mortgage-backed securities and shorter-term investment securities to provide readily available funding for future loan originations. In addition, due to the attractive low rates available for medium-term borrowings, the Company borrowed $60.0 million in June 2003 and invested the proceeds in mortgage-backed securities with an initial spread of approximately 180 basis points. During the three months ended September 30, 2003, the Bank sold its investment in a WorldCom, Inc. senior note. The gain realized on this sale was offset by losses realized on the sale of $35.9 million of lower-yielding mortgage-backed securities. The proceeds from these sales were invested in mortgage-backed securities which provide a higher yield than those sold. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities.   Total liabilities increased $187.1 million to $1,708.7 million at September 30, 2003 from $1,521.6 million at December 31, 2002. Due to depositors increased $117.0 million as certificate of deposit accounts increased $30.1 million while lower costing core deposits increased $86.9 million. Borrowed funds increased $60.0 million during the nine months ended September 30, 2003.

Equity.   Total stockholders' equity increased $9.0 million to $140.4 million at September 30, 2003 from $131.4 million at December 31, 2002. Net income of $15.9 million for the nine months ended September 30, 2003 was partially offset by $6.7 million in treasury shares purchased through the Company's stock repurchase plan, $3.6 million in cash dividends paid during the nine month period and a net after-tax decline of $3.2 million in the market value of securities available for sale. In addition, the exercise of stock options increased stockholders' equity by $5.6 million, including the income tax benefit realized by the Company upon the exercise of stock options. Book value per share was $11.01 per share at September 30, 2003 compared to $10.43 per share at December 31, 2002 and $10.11 at September 30, 2002.

Under its stock repurchase program, the Company repurchased 326,700 shares for the nine months ended September 30, 2003, at a total cost of $6.7 million, or an average of $20.36 per share. At September 30, 2003, 303,300 shares remain to be repurchased under the current stock repurchase program.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cash flow.   During the nine months ended September 30, 2003, funds provided by the Company's operating activities amounted to $20.8 million. These funds, together with $174.1 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $215.7 million. The Company's primary business objective is the origination and purchase of one-to-four family residential (primarily mixed-use properties), multi-family and commercial real estate loans. During the nine months ended September 30, 2003, the net total of loan originations less loan repayments was $65.0 million, and the total amount of real estate loans purchased was $0.8 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 2003, the Company purchased a total of $366.5 million in securities available for sale. Funds for investment were also provided by $217.7 million in maturities, prepayments, calls and sales of securities available for sale. Additional funds of $5.6 million were provided through the exercise of stock options, including the income tax benefit realized by the Company upon the exercise of stock options. The Company also used funds of $6.7 million for treasury stock repurchases and $3.6 million in dividend payments during the nine months ended September 30, 2003.

INTEREST RATE RISK

The consolidated statements of financial position have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company's stockholders' equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the"Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2003. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest	Net	Net Portfolio
Change in Interest Rate	Income	Portfolio Value	Value Ratio
-300 Basis points	-19.75%	7.00%	-25.61%
-200 Basis points	-8.76	8.03	-15.43
-100 Basis points	-1.33	9.32	-2.82
Base interest rate	-	9.75	--
+100 Basis points	-2.66	9.25	-7.57
+200 Basis points	-6.64	8.42	-18.16
+300 Basis points	-11.78	7.33	-30.83

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2003, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 2003.

(Dollars in thousands)	Amount	Percent of Assets
Tangible Capital:
Capital level	$144,510	7.88%
Requirement	27,507	1.50
Excess	$117,003	6.38
Leverage and Core Capital:
Capital level	$144,510	7.88%
Requirement	55,014	3.00
Excess	$89,496	4.88
Risk-Based Capital:
Capital level	$151,065	14.65%
Requirement	82,476	8.00
Excess	$68,589	6.65

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended September 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2003				2002
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net	$1,208,638	$23,328	7.72%		$1,136,716	$22,717	7.99%
Other loans, net	9,361	132	5.64		7,878	141	7.16

Total loans, net	1,217,999	23,460	7.70		1,144,594	22,858	7.99

Mortgage-backed securities	451,649	4,242	3.76		242,663	3,268	5.39
Other securities	47,188	389	3.30		58,176	543	3.73

Total securities	498,837	4,631	3.71		300,839	3,811	5.07

Interest-earning deposits and
federal funds sold	16,148	34	0.84		45,353	186	1.64

Total interest-earning assets	1,732,984	28,125	6.49		1,490,786	26,855	7.21

Other assets	110,183				102,726

Total assets	1,843,167				$1,593,512

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$220,425	310	0.56		$211,960	753	1.42
NOW accounts	40,995	57	0.56		36,379	75	0.82
Money market accounts	238,919	1,135	1.90		125,857	727	2.31
Certificate of deposit accounts	573,865	5,179	3.61		521,154	5,520	4.24

Total due to depositors	1,074,204	6,681	2.49		895,350	7,075	3.16
Mortgagors' escrow deposits	11,921	13	0.44		12,653	9	0.28

Total deposits	1,086,125	6,694	2.47		908,003	7,084	3.12
Borrowed funds	551,954	6,233	4.52		500,943	6,648	5.31

Total interest-bearing
liabilities	1,638,079	12,927	3.16		1,408,946	13,732	3.90

Non-interest bearing deposits	37,048				29,577
Other liabilities	32,521				26,785

Total liabilities	1,707,648				1,465,308
Equity	135,519				128,204

Total liabilities and equity	$1,843,167				$1,593,512

Net interest income/net interest spread		$15,198	3.33%			$13,123	3.31%

Net interest-earning assets /
Net interest margin	$94,905		3.51%		$81,840		3.52%

Ratio of interest-earning assets to
interest-bearing liabilities			1.06	X			1.06	X

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine month periods ended September 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2003				2002
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net	$1,186,687	$69,276	7.78%		$1,104,739	$66,795	8.06%
Other loans, net	8,678	411	6.31		7,039	378	7.16

Total loans, net	1,195,365	69,687	7.77		1,111,778	67,173	8.06

Mortgage-backed securities	396,402	12,179	4.10		238,263	10,019	5.61
Other securities	49,307	1,245	3.37		67,494	1,987	3.93

Total securities	445,709	13,424	4.02		305,757	12,006	5.24

Interest-earning deposits and
federal funds sold	19,666	151	1.02		37,685	467	1.65

Total interest-earning assets	1,660,740	83,262	6.68		1,455,220	79,646	7.30

Other assets	110,519				93,092

Total assets	1,771,259				$1,548,312

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$217,407	1,339	0.82		$206,791	2,498	1.61
NOW accounts	39,754	203	0.68		35,340	248	0.94
Money market accounts	218,534	3,448	2.10		113,682	2,000	2.35
Certificate of deposit accounts	564,317	15,664	3.70		495,525	16,114	4.34

Total due to depositors	1,040,012	20,654	2.65		851,338	20,860	3.27
Mortgagors' escrow deposits	14,243	49	0.46		14,548	41	0.38

Total deposits	1,054,255	20,703	2.62		865,886	20,901	3.22
Borrowed funds	514,672	18,727	4.85		503,317	20,027	5.31

Total interest-bearing
liabilities	1,568,927	39,430	3.35		1,369,203	40,928	3.99

Non-interest bearing deposits	35,503				29,273
Other liabilities	32,121				19,926

Total liabilities	1,636,551				1,418,402
Equity	134,708				129,910

Total liabilities and equity	$1,771,259				$1,548,312

Net interest income/net interest spread		$43,832	3.33%			$38,718	3.31%

Net interest-earning assets /
Net interest margin	$91,813		3.52%		$86,017		3.55%

Ratio of interest-earning assets to
interest-bearing liabilities			1.06	X			1.06	X

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

	Nine Months Ended
(In thousands)	September 30, 2003	September 30, 2002
Mortgage Loans
At beginning of period	$1,166,192	$1,066,270
Mortgage loans originated:
One-to-four family residential - conventional	14,574	12,141
One-to-four family residential - mixed-use property	58,192	52,095
Co-operative apartment	35	354
Multi-family residential	124,435	108,350
Commercial real estate	72,254	47,707
Construction	12,792	9,625

Total mortgage loans originated	282,282	230,272

Mortgage loans purchased:
One-to-four family residential - conventional	592	786
One-to-four family residential - mixed-use property	190	--
Commercial real estate	--	9,315

Total acquired loans	782	10,101

Less:
Principal and other reductions	210,897	143,191
Sales	9,501	--
Mortgage loan foreclosures	--	--

At end of period	$1,228,858	$1,163,452

Other Loans
At beginning of period	$8,486	$6,725
Other loans originated:
Small Business Administration	3,728	4,908
Small business	1,484	1,596
Other	2,444	1,040

Total other loans originated	7,656	7,544

Less:
Sales	3,079	2,799
Principal and other reductions	4,985	2,594

At end of period	$8,078	$8,876

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

(Dollars in thousands)	September 30, 2003	December 31, 2002
Non-accrual mortgage loans	$1,563	$3,373
Other non-accrual loans	131	219

Total non-accrual loans	1,694	3,592
Mortgage loans 90 days or more delinquent and still accruing	--	--
Other loans 90 days or more delinquent and still accruing	--	--

Total non-performing loans	1,694	3,592
Real estate owned (foreclosed real estate)	--	--
Investment securities	--	700

Total non-performing assets	$1,694	$4,292

Non-performing loans to gross loans	0.14%	0.31%
Non-performing assets to total assets	0.09%	0.26%

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	Nine Months Ended
(Dollars in thousands)	September 30, 2003	September 30, 2002

Balance at beginning of period	$6,581	$6,585
Provision for loan losses	--	--
Loans charged-off:
One-to-four family residential real estate	--	--
Co-operative apartment	--	--
Multi-family residential	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business and other	153	10

Total loans charged-off	153	10

Recoveries:
Mortgage loans	124	2
Commercial business and other	2	4

Total recoveries	126	6

Balance at end of period	$6,554	$6,581

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at end of period	0.53%	0.56%
Ratio of allowance for loan losses to non-performing assets at end of period	386.99%	140.13%
Ratio of allowance for loan losses to non-performing loans at end of period	386.99%	164.68%

PART I -FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk"

ITEM 4.   CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this Quarterly Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Not applicable.

PART II - OTHER INFORMATION

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
Exhibit 10.18 1996 Stock Option Incentive Plan of Flushing Financial Corporation (as amended through May 20, 2003).
Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
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

b)   REPORTS ON FORM 8-K.

On July 17, 2003, the Company filed an 8-K announcing the release of its second quarter 2003 results of operations and financial condition.

On August 21, 2003, the Company filed an 8-K announcing an increase of 10 percent in its quarterly dividend to $0.11 per common share.

On October 24, 2003, the Company filed an 8-K announcing the release of its third quarter 2003 results of operations and financial condition.

On October 24, 2003, the Company filed an 8-K announcing that Messrs. Michael J. Hegarty, President and CEO, and John R. Buran, Executive Vice President and COO, would be making a presentation to several institutional investors.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Date: November 4, 2003	By:	/s/Michael J. Hegarty

Michael J. Hegarty
President and Chief Executive Officer

Date: November 4, 2003	By:	/s/Monica C. Passick

Monica C. Passick
Senior Vice President, Treasurer and
Chief Financial Officer