Form 10-K
period 2003-12-31
FLUSHING FINANCIAL CORP
filed 2004-03-15
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock $0.01 par value. (and associated Preferred Stock Purchase Rights)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   |X|  Yes   |_|  No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   |_|

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   |X|  Yes   |_|  No

          As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $272,385,000.  This figure is based on the closing price on that date on the Nasdaq National Market for a share of the registrant’s Common Stock, $0.01 par value, which was $14.77.

          The number of shares of the registrant’s Common Stock outstanding as of February 27, 2004 was 19,409,446 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004 are incorporated herein by reference in Part III.

i

ii

iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

          Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — Allowance for Loan Losses”, “Business — Market Area and Competition” and “Business — Risk Factors” in Item 1 below, in “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  The Company has no obligation to update these forward-looking statements.

PART I

Item 1.  Business.

GENERAL

Overview

          Flushing Financial Corporation (the “Holding Company”) is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the “Bank”). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted to a federally chartered stock savings bank in 1995. As a federal savings bank, the Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Holding Company acquired all of the stock of the Bank upon its conversion from a federal mutual savings bank to a federal stock savings bank on November 21, 1995. The primary business of the Holding Company at this time is the operation of its wholly owned subsidiary, the Bank. The Holding Company also owns Flushing Financial Capital Trust I (the “Trust”), a special purpose business trust formed to issue capital securities. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank. Flushing Financial Corporation’s common stock is traded on the Nasdaq National Market under the symbol “FFIC”.

          Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Holding Company, the Trust, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). At December 31, 2003, the Company had total assets of $1.9 billion, deposits of $1.2 billion and stockholders’ equity of $146.8 million.

          In addition to operating the Bank, the Holding Company invests primarily in U.S. government securities, federal funds, mortgage-backed securities, and corporate securities.  The Holding Company also holds a note evidencing a loan that it made to an employee benefit trust established by the Holding Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Holding Company and the Bank (the “Employee Benefit Trust”). The funds provided by this loan enabled the Employee Benefit Trust to acquire 2,328,750 shares, or 8% of the common stock issued in our initial public offering.

          The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Bank originates certain other loans, including construction loans, Small Business Administration (“SBA”) loans and other small business and consumer loans. The Bank’s revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio.  The Bank’s primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Bank’s primary regulator is the OTS. The Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

          On each of November 18, 2003 and July 17, 2001, the Board of Directors declared a three-for-two split of the Holding Company’s common stock in the form of a 50% stock dividend, which were paid on December 15, 2003 and August 30, 2001, respectively. Each stockholder received one additional share for every two shares of common stock held at the respective record dates, December 1, 2003 and August 10, 2001. Cash was paid in lieu of fractional shares and no dividend was paid on shares held in treasury. All share and per share data for prior years in this Annual Report have been adjusted to reflect these stock dividends.

Market Area and Competition

          The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves.  The Bank’s main office is in Flushing, New York, located in the Borough of Queens.  It currently operates out of its main office and ten branch offices, located in the New York City Boroughs of Queens, Brooklyn, Manhattan, and Bronx, and in Nassau County, New York. The Bank intends to move its executive offices to Lake Success in Nassau County, New York during the third quarter of 2004. Substantially all of the Bank’s mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, real estate values in the New York City metropolitan area have been relatively stable or increasing, which has favorably impacted the Bank’s asset quality.   See “— Asset Quality” and “– Risk Factors – Local Economic Conditions”. There can be no assurance that the stability of these economic factors will continue.

          The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The future earnings prospects of the Bank will be affected by the Bank’s ability to compete effectively with other financial institutions and to implement its business strategies. See “— Risk Factors – Competition”.

          For a discussion of the Company’s business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

          Loan Portfolio Composition.  The Bank’s loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, and one-to-four family residential property, and construction loans. In addition, the Bank also offers SBA loans, other small business loans and consumer loans.  At December 31, 2003, the Bank had gross loans outstanding of $1,274.0 million (before the allowance for loan losses and net deferred costs). At December 31, 2003, multi-family residential totaled $541.8 million, or 42.53% of gross loans, commercial real estate totaled $290.3 million, or 22.79% of gross loans, one-to-four family mixed-use property totaled $226.2 million, or 17.76% of gross loans, one-to-four family residential (including co-operative apartment loans) totaled $182.2 million, or 14.30% of gross loans, construction loans totaled $23.6 million, or 1.85% of gross loans, SBA loans totaled $4.9 million, or 0.39% of gross loans, and commercial business and other loans totaled $4.9 million, or 0.38% of gross loans. Substantially all the Bank’s mortgage loans are secured by properties located within the Bank’s market area.

          In the past, the Bank emphasized the origination and acquisition of one-to-four family residential mortgage loans. However, in recent years, the Bank has emphasized the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. The Bank expects to continue this emphasis through aggressive marketing and by maintaining competitive interest rates and origination fees. The Company’s marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, the Company may purchase loans from mortgage bankers and other financial institutions. Loans purchased by the Company comply with the Bank’s underwriting standards. From December 31, 2001 to December 31, 2003, multi-family residential mortgage loans increased $172.2 million, or 46.6%, commercial real estate mortgage loans increased $75.9 million, or 35.4%, one-to-four family mixed-use property mortgage loans increased $116.4 million, or 106.0%, and one-to-four family residential mortgage loans decreased $176.4 million, or 49.2%.

          Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to a greater risk of credit loss than one-to-four family residential mortgage loans. The Company’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in the Company’s loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require the Company to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company. To date, the Company has not experienced significant losses in its multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios, and has determined that, at this time, additional provisions are not required.

          The Bank’s mortgage loan portfolio consists of adjustable rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by the Bank’s competitors and, in the case of corporate entities, the creditworthiness of the borrower. Many of those factors are, in turn, affected by regional and national economic conditions, and the fiscal, monetary and tax policies of the federal government.

          In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of declining interest rates, the Bank may experience refinancing activity in ARM loans, whose interest rates may be fully indexed, to fixed-rate loans. In the case of ARM loans originated by the Bank, volume and adjustment periods are affected by the interest rates and other market factors as  discussed above as well as consumer preferences. The Bank has not in the past, nor does it currently originate ARM loans that provide for negative amortization.

          The Bank’s lending activities are subject to federal and state laws and regulations. See “— Regulation”.

          The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,

	2003		2002		2001		2000		1999

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$541,837	42.53%	$452,663	38.54%	$369,651	34.45%	$334,307	33.68%	$310,594	35.19%
Commercial real estate	290,332	22.79	257,054	21.88	214,410	19.98	167,549	16.88	137,072	15.53
One-to-four family – mixed-use property	226,225	17.76	170,499	14.51	109,809	10.23	66,009	6.65	41,104	4.65
One-to-four family – residential(1)	178,474	14.01	262,944	22.38	351,992	32.81	401,775	40.48	373,090	42.27
Co-operative apartment (2)	3,729	0.29	5,205	0.44	6,601	0.62	8,009	0.81	8,926	1.01
Construction	23,622	1.85	17,827	1.52	13,807	1.29	8,304	0.84	6,198	0.70

Gross mortgage loans	1,264,219	99.23	1,166,192	99.27	1,066,270	99.38	985,953	99.34	876,984	99.35
Small Business Administration loans	4,931	0.39	4,301	0.37	3,911	0.36	2,844	0.29	2,369	0.27
Commercial business and other loans	4,894	0.38	4,185	0.36	2,814	0.26	3,704	0.37	3,379	0.38

Gross loans	1,274,044	100.00%	1,174,678	100.00%	1,072,995	100.00%	992,501	100.00%	882,732	100.00%

Unearned loan fees and deferred costs, net	2,030		1,463		787		579		(28)
Less: Allowance for loan losses	(6,553)		(6,581)		(6,585)		(6,721)		(6,818)

Loans, net	$1,269,521		$1,169,560		$1,067,197		$986,359		$875,886

(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2003, gross home equity loans totaled $10.3 million and condominium loans totaled $14.3 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

          The following table sets forth the Bank’s loan originations (including the net effect of refinancings) and the changes in the Bank’s portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)
Mortgage Loans

At beginning of year	$1,166,192	$1,066,270	$985,953

Mortgage loans originated:
Multi-family residential	188,242	136,944	70,999
Commercial real estate	89,134	63,803	62,076
One-to-four family – mixed-use property	85,336	71,930	48,640
One-to-four family – residential	17,412	18,213	32,604
Co-operative apartment	35	354	136
Construction	18,884	13,825	8,719

Total mortgage loans originated	399,043	305,069	223,174

Mortgage loans purchased:
Commercial real estate	—	9,315	—
One-to-four family – mixed-use property	190	—	—
One-to-four family – residential	592	863	876

Total mortgage loans purchased	782	10,178	876

Less:
Principal reductions	288,916	214,125	143,614
Mortgage loan sales	12,882	1,200	—
Mortgage loan foreclosures	—	—	119

At end of year	$1,264,219	$1,166,192	$1,066,270

SBA, Commercial Business and Other Loans

At beginning of year	$8,486	$6,725	$6,548

Loans originated:
SBA loans	5,626	5,408	3,409
Small business loans	2,561	2,030	507
Other loans	3,982	2,272	2,346

Total other loans originated	12,169	9,710	6,262

Less:
Sales	4,065	3,645	1,648
Repayments	6,650	4,298	4,296
Charge-offs	115	6	141

At end of year	$9,825	$8,486	$6,725

          Loan Maturity and Repricing. The following table shows the maturity of the Bank’s construction loan and non-mortgage loan portfolios at December 31, 2003.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Construction	SBA	Commercial Business and Other	Total

	(In thousands)

Amounts due within one year	$13,971	$670	$3,191	$17,832

Amounts due after one year:
One to two years	9,651	489	635	10,775
Two to three years	—	408	21	429
Three to five years	—	686	893	1,579
Over five years	—	2,678	154	2,832

Total due after one year	9,651	4,261	1,703	15,615

Total amounts due	$23,622	$4,931	$4,894	$33,447

Sensitivity of loans to changes in interest rates – loans due after one year:
Fixed rate loans	$9,651	$148	$1,178	$10,977
Adjustable rate loans	—	4,113	525	4,638

Total loans due after one year	$9,651	$4,261	$1,703	$15,615

          Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $541.8 million, or 42.53% of gross loans, at December 31, 2003. The Bank’s multi-family residential mortgage loans had an average principal balance of $460,000 at December 31, 2003, and the largest multi-family residential mortgage loan held in the Bank’s portfolio had a principal balance of $13.0 million.  Multi-family residential mortgage loans are generally offered at adjustable rates tied to a market index for terms of five to 10 years with adjustment periods from one to five years. Multi-family residential mortgage loans are also made at fixed rates for terms of seven, 10 or 15 years.

          In underwriting multi-family residential mortgage loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment.  Multi-family residential mortgage loans generally are made up to 75% of the appraised value of the property securing the loan or the sale price of the property, whichever is less. The Bank generally obtains personal guarantees from these borrowers and typically orders an environmental report after an inspection has been made of the property securing the loan.

          Loans secured by multi-family residential property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances.  The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential property is typically dependent upon the successful operation of the related property.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired.  Loans secured by multi-family residential property also may involve a greater degree of environmental risk. The Bank seeks to protect against this risk through obtaining an environmental report.  See “—Asset Quality — REO”.

          Commercial Real Estate Lending.  Loans secured by commercial real estate were $290.3 million, or 22.79% of the Bank’s gross loans, at December 31, 2003.  The Bank’s commercial real estate mortgage loans are secured by improved properties such as offices, motels, nursing homes, small business facilities, strip shopping centers, warehouses, and religious facilities. At December 31, 2003, the Bank’s commercial real estate mortgage loans had an average principal balance of $760,000, and the largest of such loans, which was secured by a nursing and rehabilitation center, had a principal balance of $6.2 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million. Commercial real estate mortgage loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years.  On a select and limited basis, commercial real estate mortgage loans may be made at fixed interest rates for terms of seven, 10 or 15 years.  An origination fee of up to 1% is typically charged on all commercial real estate loans.

          In underwriting commercial real estate mortgage loans, the Bank employs the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

          Commercial real estate mortgage loans generally carry larger loan balances than one-to-four family residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to multi-family loans.

          One-to-Four Family Mortgage Lending – Mixed-Use Properties.  The Bank offers mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The Bank offers both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000.  Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $226.2 million, or 17.76% of gross loans, at December 31, 2003.

          During the three year period ended December 31, 2003, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2003, one-to-four family mixed-use property mortgage loans amounted to $226.2 million, as compared to $170.5 million at December 31, 2002, $109.8 million at December 31, 2001 and $66.0 million at December 31, 2000, representing an increase of $160.2 million during the three year period.

          In underwriting one-to-four family mixed-use property mortgage loans, the Bank employs the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

          The Bank’s fixed-rate one-to-four family mixed-use property mortgage loans typically are originated for a term of 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $26.7 million, $28.1 million and $22.3 million of 15-year fixed-rate one-to-four family mixed-use property mortgage loans in 2003, 2002 and 2001, respectively. At December 31, 2003, $101.7 million, or 45.0%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the “U.S. Treasury constant maturity index”) as published weekly by the Federal Reserve Board.  From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period.  One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased one-to-four family mixed-use property ARM loans totaling $58.8 million, $43.8 million and $26.3 million during 2003, 2002 and 2001, respectively. At December 31, 2003, $124.5 million, or 55.0%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Residential Properties.  The Bank offers mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as “residential mortgage loans.” The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000.

Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $182.2 million, or 14.30% of gross loans, at December 31, 2003.

          During the three year period ended December 31, 2003, interest rates on residential mortgage loans declined, and, at December 31, 2003, were at their lowest levels in over 40 years. As a result of the low interest rates available, the Bank’s existing borrowers have been refinancing their higher costing residential mortgage loans at the current lower rates. The Bank did not actively pursue this refinancing market, but instead focused on higher yielding mortgage loan products. As a result, the Bank’s portfolio of residential mortgage loans has declined over the three-year period.

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

          The Bank originates residential mortgage loans to self-employed individuals within the Bank’s local community without verification of the borrower’s level of income, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness.  This risk is mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $3.4 million, $5.2 million and $11.1 million in loans of this type during 2003, 2002 and 2001, respectively.

          The Bank’s fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $2.7 million, $7.8 million and $17.6 million of 15-year fixed-rate residential mortgage loans in 2003, 2002 and 2001, respectively. The Bank also originated and purchased $4.1 million, $1.5 million and $10.7 million of 30-year fixed rate residential mortgage loans in 2003, 2002 and 2001, respectively. These loans have been retained to provide flexibility in the management of the Company’s interest rate sensitivity position. At December 31, 2003, $120.9 million, or 66.4%, of the Bank’s residential mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years.  Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased adjustable rate residential mortgage loans totaling $11.3 million, $10.2 million and $5.4 million during 2003, 2002 and 2001, respectively. At December 31, 2003, $61.3 million, or 33.6%, of the Bank’s residential mortgage loans consisted of ARM loans.

          The retention of ARM loans in the Bank’s portfolio helps reduce the Bank’s exposure to interest rate risks.  However, in an environment of rapidly increasing interest rates, it is possible for the interest rate increase to exceed the maximum aggregate adjustment on one-to-four family residential ARM loans and negatively affect the spread between the Bank’s interest income and its cost of funds.

          ARM loans generally involve credit risks different from those inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. However, this potential risk is lessened by the Bank’s policy of originating one-to-four family residential ARM loans with annual and lifetime interest rate caps that limit the increase of a borrower’s monthly payment.

          Home equity loans are included in the Bank’s portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years.  These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to

15 years.  All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The Loan Committee approves loans in excess of $300,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2003, home equity loans totaled $10.3 million, or 0.81%, of gross loans.

          Construction Loans.  The Bank’s construction loans primarily have been made to finance the construction of multi-family residential properties. The Bank also, to a limited extent, finances the construction of one-to-four family residential properties and commercial real estate. The Bank’s policies provide that construction loans may be made in amounts up to 65% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments, either from the Bank or another financial institution, and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position.  Construction loans outstanding at December 31, 2003 totaled $23.6 million, or 1.85% of gross loans.

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

          Small Business Administration Lending.  These loans are extended to small businesses and are guaranteed by the SBA to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $750,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers.  Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from three to 25 years.  SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%.  At December 31, 2003, SBA loans totaled $4.9 million, representing 0.39% of gross loans.

          Commercial Business and Other Lending.  The Bank originates other loans for business, personal, or household purposes. Total commercial business and other loans outstanding at December 31, 2003 amounted to $4.9 million, or 0.38% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $500,000, with a maximum term of seven years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

          The underwriting standards employed by the Bank for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations.  In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.  Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

          Loan Approval Procedures and Authority.  The Bank’s Board-approved lending policies establish loan approval requirements for its various types of loan products.  The Bank’s Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $500,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans greater than $500,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive

Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $650,000. Pursuant to the Bank’s Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer.  Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank’s Business Loan Policy, all business loans up to $50,000, and SBA loans up to $500,000, must be approved by the Business Loan Committee, and subsequently ratified by the Management Loan Committee. Business loans in excess of $50,000 up to $500,000, and SBA loans in excess of $500,000 up to $1,500,000, must be approved by the Management Loan Committee and subsequently ratified by the Loan Committee of the Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank’s Construction Loan Policy requires that the Loan or Executive Committee or the Board of Directors of the Bank must approve all construction loans.  Any loan, regardless of type, that deviates from the Bank’s written loan policies must be approved by the Loan or Executive Committee or the Bank’s Board of Directors.

          For all loans originated by the Bank, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required.  An independent appraiser designated and approved by the Bank currently performs such appraisals.  The Bank’s staff appraiser reviews the appraisals. The Bank’s Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank’s appraisal policy.  It is the Bank’s policy to require borrowers to obtain title insurance and hazard insurance on all real estate first mortgage loans prior to closing.  Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

          Loan Concentrations.  The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus.  Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “Regulation.”  However, it is currently the Bank’s policy not to extend such additional credit. At December 31, 2003, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $15.6 million, $14.8 million and $14.3 million for each of the three borrowers, respectively.

          Loan Servicing.  At December 31, 2003, the Bank was servicing $15.4 million of mortgage loans and $11.5 million of SBA loans for others. The Bank’s policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

          Loan Collection.  When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.  In the case of one-to-four family mortgage loans and commercial business or other loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may commence foreclosure proceedings against real property that secures the real estate loan and attempt to repossess personal or business property that secures an SBA loan, commercial business loan, consumer loan or co-operative apartment loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction loans are made on a case-by-case basis. Since foreclosure typically halts the sale of the collateral and may be a lengthy procedure, the Bank may consider loan work-out arrangements to work with multi-family or commercial real estate borrowers in an effort to restructure the loan rather than foreclose, particularly if the borrower is, in the opinion of management, able to manage the project. In certain circumstances, on rental properties, the Bank may institute proceedings to seize the rent. In addition, the Bank may, at times, sell non-performing loans.

          On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing rights, the Bank receives monthly reports with which it monitors the loan portfolio.  Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2003, the Bank held $0.5 million of loans that were serviced by others.

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

          The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned (“REO”) at the dates indicated.  During the years ended December 31, 2003, 2002 and 2001, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $34,000, $222,000 and $117,000, respectively.  These amounts were not included in the Bank’s interest income for the respective periods.

	At December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Non-accrual loans:
Multi-family residential	—	—	$225	$156	—
Commercial real estate	—	$2,537	—	—	$1,779
One-to-four family mixed-use property	—	—	309	188	—
One-to-four family residential	$525	816	1,649	1,148	1,349
Co-operative apartment	—	20	20	—	29
Construction	—	—	—	—	—

Total non-accrual mortgage loans	525	3,373	2,203	1,492	3,157
Other non-accrual loans	157	219	117	126	39

Total non-accrual loans	682	3,592	2,320	1,618	3,196
Loans 90 days or more delinquent and still accruing	—	—	—	—	—

Total non-performing loans	682	3,592	2,320	1,618	3,196
Foreclosed real estate	—	—	93	44	368
Investment securities	—	700	—	—	—

Total non-performing assets	$682	$4,292	$2,413	$1,662	$3,564

Troubled debt restructurings	—	—	—	—	—

Non-performing loans to gross loans	0.05%	0.31%	0.22%	0.16%	0.36%
Non-performing assets to total assets	0.04%	0.26%	0.16%	0.12%	0.29%

          REO.  The Bank aggressively markets its REO properties. At December 31, 2003, the Bank did not own any properties acquired through foreclosure.

          The Bank currently obtains environmental reports in connection with the underwriting of commercial real estate loans, and typically obtains environmental reports in connection with the underwriting of multi-family loans. For all other loans, the Bank obtains environmental reports only if the nature of the current or, to the extent known to the Bank, prior use of the property securing the loan indicates a potential environmental risk.  However, the Bank may not be aware of such uses or risks in any particular case, and, accordingly, there is no assurance that real estate acquired by the Bank in foreclosure is free from environmental contamination or that, if any such contamination or other violation exists, the Bank will not have any liability therefore.

Allowance for Loan Losses

          The Bank has established and maintains on its books an allowance for loan losses that is designed to provide reserves for estimated losses inherent in the Bank’s overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experiences, trends in the volume of non-accrual loans and regional and national economic conditions. Management reviews the quality of loans and reports to the Loan Committee of the Board of Directors on a monthly basis. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank’s staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories also are taken into account in determining the appropriate amount of the allowance.

          In assessing the adequacy of the allowance, management reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors described above.  The determination of the amount of the allowance for loan losses also includes a review of loans on which full collectibility is not reasonably assured. The primary risk element considered by management with respect to each one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate, multi-family residential and one-to-four family mixed-use property mortgage loans are the financial condition of the borrower, the sufficiency of the collateral (including changes in the value of the collateral) and the record of payment.

          The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require the Bank to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. An OTS policy statement provides guidance for OTS examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution’s general valuation allowance policies and procedures are deemed to be inadequate, the general valuation allowance would be compared to certain ranges of general valuation allowances deemed acceptable by the OTS depending in part on the savings institution’s level of classified assets.

          Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Accordingly, the Bank did not record a provision for loan losses for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, the total allowance for loan losses was $6.6 million, representing 960.86% of each of non-performing loans and non-performing assets, compared to ratios of 183.23% and 153.34% respectively, at December 31, 2002. The Bank continues to monitor and, as necessary, modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

          Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank’s lending area and the value of collateral, or a review and evaluation of the Bank’s loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with these loans, as well as construction loans, could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality”.

          The following table sets forth changes in, and the balance of, the Bank’s allowance for loan losses at and for the dates indicated.

	At and For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)

Balance at beginning of year	$6,581	$6,585	$6,721	$6,818	$6,762
Provision for loan losses	—	—	—	—	36
Loans charged-off:
Multi-family residential	—	—	(2)	(2)	—
Commercial real estate	—	—	—	—	—
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	—	—	(1)	(4)	(32)
Co-operative apartment	—	—	—	—	(2)
Construction	—	—	—	—	—
Other	(155)	(12)	(146)	(93)	(99)

Total loans charged-off	(155)	(12)	(149)	(99)	(133)

Recoveries:
Mortgage loans	125	3	6	—	153
Other loans	2	5	7	2	—

Total recoveries	127	8	13	2	153

Net (charge-offs) recoveries	(28)	(4)	(136)	(97)	20

Balance at end of year	$6,553	$6,581	$6,585	$6,721	$6,818

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.00%	0.00%	0.01%	0.01%	0.00%
Ratio of allowance for loan losses to gross loans at end of the year	0.51%	0.56%	0.61%	0.68%	0.77%
Ratio of allowance for loan losses to non-performing loans at the end of year	960.86%	183.23%	283.85%	415.32%	213.29%
Ratio of allowance for loan losses to non-performing assets at the end of year	960.86%	153.34%	272.94%	404.28%	191.29%

          The following table sets forth the Bank’s allocation of its allowance for loan losses to the total amount of loans in each of the categories listed at the dates indicated.  The numbers contained in the “Amount” column indicate the allowance for loan losses allocated for each particular loan category.  The numbers contained in the column entitled “Percentage of Loans in Category to Total Loans” indicate the total amount of loans in each particular category as a percentage of the Bank’s total loan portfolio.

	At December 31,

	2003		2002		2001		2000		1999

Loan Category	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,251	42.53%	$1,286	38.54%	$982	34.45%	$1,134	33.68%	$1,216	35.19%
Commercial real estate	2,740	22.79	2,807	21.88	3,007	19.98	2,983	16.88	3,003	15.53
One-to-four family mixed-use property	803	17.76	550	14.51	431	10.23	283	6.65	162	4.65
One-to-four family residential	684	14.01%	965	22.38	1,439	32.81	1,633	40.48	1,741	42.27
Co-operative apartment	127	0.29	119	0.44	109	0.62	126	0.81	144	1.01
Construction	56	1.85	52	1.52	34	1.29	27	0.84	24	0.70

Total mortgage loans	5,661	99.23	5,779	99.27	6,002	99.38	6,186	99.34	6,290	99.35
Small Business Administration	553	0.39	499	0.37	418	0.36	295	0.29	237	0.27
Commercial Business and Other Loans	339	0.38	303	0.36	165	0.26	240	0.37	291	0.38

Total loans	$6,553	100.00%	$6,581	100.00%	$6,585	100.00%	$6,721	100.00%	$6,818	100.00%

Investment Activities

          General.  The investment policy of the Company, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank’s lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth strategies, the economic environment, its interest rate risk exposure, its interest rate sensitivity “gap” position, the types of securities to be held, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview—Management Strategy” in Item 7 of this Annual Report.

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

          The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2003, the Company had $535.7 million in securities available for sale which represented 28.04% of total assets. These securities had an aggregate market value at December 31, 2003 that was approximately 3.7 times the amount of the Company’s equity at that date. The cumulative balance of unrealized net gains on securities available for sale was $0.8 million, net of taxes, at December 31, 2003. As a result of the magnitude of the Company’s holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company.  See Note 6 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

          At December 31, 2003, the Company had no investment in a particular issuer’s securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company’s equity.

          The table below sets forth certain information regarding the amortized cost and market values of the Company’s and Bank’s securities portfolio, interest bearing deposits and federal funds, at the dates indicated.  Securities available for sale are recorded at market value. See Note 6 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,

	2003		2002		2001

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$27,621	$27,784	$15,376	$15,609	$—	$—
Corporate debentures	1,000	1,035	1,700	2,252	32,884	32,985
Public utility	—	—	—	—	8,042	8,132

Total bonds and other debt securities	28,621	28,819	17,076	17,861	40,926	41,117

Mutual funds	20,003	19,873	19,535	19,412	18,899	18,867

Equity securities:
Common stock	243	1,384	243	862	243	842
Preferred stock	6,211	6,240	1,610	1,594	1,641	1,655

Total equity securities	6,454	7,624	1,853	2,456	1,884	2,497

Mortgage-backed securities:
GNMA	22,901	24,079	94,302	97,529	132,678	134,125
FNMA	256,705	255,858	114,103	116,983	50,895	51,359
FHLMC	95,794	95,524	46,468	47,153	20,552	20,810
REMIC and CMO	103,838	103,932	57,049	57,590	36,292	36,764

Total mortgage-backed securities	479,238	479,393	311,922	319,255	240,417	243,058

Total securities available for sale	534,316	535,709	350,386	358,984	302,126	305,539

Interest-bearing deposits and Federal funds sold	6,927	6,927	34,785	34,785	28,367	28,367

Total	$541,243	$542,636	$385,171	$393,769	$330,493	$333,906

          Mortgage-backed securities. At December 31, 2003, the Company had $479.2 million invested in mortgage-backed securities, of which $107.1 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

          The following table sets forth the Company’s mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the Year Ended December 31,

	2003	2002	2001

	(In thousands)

At beginning of year	$319,255	$243,058	$238,626

Purchases of mortgage-backed securities	396,742	227,309	131,818

Amortization of unearned premium, net of accretion of unearned discount	(2,976)	(1,693)	(848)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	(7,178)	4,692	3,239

Sales of mortgage-backed securities	(36,027)	(15,768)	(27,484)

Principal repayments received on mortgage-backed securities	(190,423)	(138,343)	(102,293)

Net increase in mortgage-backed securities	160,138	76,197	4,432

At end of year	$479,393	$319,255	$243,058

          While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. The Company does not own any derivative instruments that are extremely sensitive to changes in interest rates.

          The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company’s debt and equity securities at December 31, 2003. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company carries these investments at their estimated fair value in the consolidated financial statements.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(Dollars in thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	—	—	—	—	$22,621	4.71%	$5,000	3.50%	9.36	$27,621	$27,784	4.49%
Corporate debt	$1,000	7.97%	—	—	—	—	—	—	0.80	1,000	1,035	7.97

Total bonds and other debt securities	1,000	7.97	—	—	22,621	4.71	5,000	3.50	9.06	28,621	28,819	4.61

Mutual funds	20,003	2.36	—	—	—	—	—	—	N/A	20,003	19,873	2.36

Equity securities:
Common stock	243	11.48	—	—	—	—	—	—	N/A	243	1,384	11.48
Preferred stock	—	—	$243	7.38%	—	—	5,968	5.77	N/A	6,211	6,240	5.83

Total equity securities	243	11.48	243	7.38	—	—	5,968	5.77	N/A	6,454	7,624	6.04

Mortgage-backed securities:
GNMA	—	—	—	—	—	—	22,901	7.29	24.62	22,901	24,079	7.29
FNMA	—	—	63	7.53	19,763	5.23	236,879	4.64	20.28	256,705	255,858	4.68
FHLMC	—	—	—	—	17,046	4.02	78,748	5.02	18.41	95,794	95,524	4.85
REMIC and CMO	—	—	—	—	11,838	3.89	92,000	4.11	17.46	103,838	103,932	4.08

Total mortgage-backed securities	—	—	63	7.53	48,647	4.48	430,528	4.74	19.50	479,238	479,393	4.71

Interest-bearing deposits and Federal Funds sold	6,927	0.69	—	—	—	—	—	—	N/A	6,927	6,927	0.69

Total securities	$28,173	2.23%	$306	7.41%	$71,268	4.55%	$441,496	4.74%	18.91	$541,243	$542,636	4.58%

Sources of Funds

          General.  Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company’s primary sources of funds for lending, investing and other general purposes.

          Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms.  The Bank’s deposits principally consist of passbook accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its eleven full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

          The Bank’s core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. The Bank has seen an increase in its deposits in each of the past three years. During 2002 and 2001, it is generally believed that investors had withdrawn funds from the stock market, which had declined in value each of those years, and deposited these funds in banks. Despite the increase in the stock market during 2003, the Bank saw an increase in its due to depositors during 2003 of $156.6 million. During 2002, the nation’s economy began to expand, and continued to expand in 2003. The Federal Reserve lowered interest rates throughout 2002 and 2001, and maintained these low rates during 2003. The Bank’s response has been to lower interest rates paid to its depositors over this period. The new deposits were obtained at rates that were lower than the weighted average interest rate of existing deposits. In addition, certificate of deposit accounts were renewed at interest rates that were lower than was paid on the maturing deposits. As a result, during 2003, the weighted average interest rate paid by the Bank on its deposits declined throughout the year. The cost of deposits declined to 2.42% in the fourth quarter of 2003 from 3.00% in the fourth quarter of 2002. For the year ended December 31, 2003, the cost of deposits was 2.57% compared to 3.16% in 2002. While we are unable to predict the direction of future interest rate changes, should interest rates increase during 2004, it could result in an increase in the Company’s cost of deposits and a narrowing of the Company’s net interest margin.

          Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $124.2 million, $100.9 million and $75.2 million at December 31, 2003, 2002 and 2001, respectively.

          The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,

	2003			2002			2001

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

	(Dollars in thousands)
Passbook accounts (1)	$216,988	18.55%	0.50%	$213,572	21.11%	1.00%	$195,855	23.64%	1.73%
NOW accounts (1)	42,809	3.66	0.50	39,795	3.93	0.75	33,107	4.00	1.01
Demand accounts (1)	41,397	3.54	—	35,287	3.49	—	28,594	3.45	—
Mortgagors’ escrow deposits	11,334	0.97	0.40	9,812	0.97	0.38	10,065	1.21	0.53

Total	312,528	26.72	0.43	298,466	29.50	0.83	267,621	32.30	1.41

Money market accounts (1)	263,621	22.53	1.96	170,029	16.80	2.31	93,789	11.32	2.39

Certificate of deposit accounts with original maturities of:
6 Months and less	7,343	0.63	0.95	46,435	4.59	1.57	60,948	7.36	2.77
6 to 12 Months	48,970	4.19	1.45	62,005	6.13	2.21	62,607	7.56	3.64
12 to 30 Months	244,640	20.91	2.51	229,550	22.69	3.66	215,477	25.99	4.88
30 to 48 Months	68,914	5.89	3.72	45,338	4.48	4.40	23,166	2.80	5.18
48 to 72 Months	196,001	16.75	5.08	153,997	15.22	5.61	99,064	11.96	6.24
72 Months or more	27,892	2.38	4.38	6,005	0.59	6.51	5,910	0.71	6.69

Total certificate of deposit accounts	593,760	50.75	3.48	543,330	53.70	3.96	467,172	56.38	4.76

Total deposits (2)	$1,169,909	100.00%	2.32%	$1,011,825	100.00%	2.76%	$828,582	100.00%	3.41%

(1)	Weighted average nominal rate as of the year end date equals the stated rate offered.

(2)	Included in the above balances are IRA and Keogh deposits totaling $144.3 million, $131.0 million and $111.8 million at December 31, 2003, 2002 and 2001, respectively.

          The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 2003.

				At December 31, 2003

	At December 31,			Within One Year	One to Three Years
						There- after
	2003	2002	2001				Total

	(Dollars in thousands)
Certificate of deposit accounts:
1.99 or less	$153,206	$85,654	$16,974	$133,982	$19,224	—	$153,206
2.00 to 2.99	87,296	95,327	51,971	48,957	37,719	$620	87,296
3.00 to 3.99	170,966	131,984	97,942	56,446	57,908	56,612	170,966
4.00 to 4.99	82,245	89,064	87,440	3,310	13,823	65,112	82,245
5.00 to 5.99	32,260	67,299	87,143	7,151	5,594	19,515	32,260
6.00 to 6.99	43,332	50,281	102,429	8,208	34,862	262	43,332
7.00 to 7.99	24,455	23,721	23,273	5	20,493	3,957	24,455

Total	$593,760	$543,330	$467,172	$258,059	$189,623	$146,078	$593,760

          The following table presents by various maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2003 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate

	(Dollars in thousands)

Maturity Period:
Three months or less	$8,676	2.26%
Over three through six months	18,458	2.37
Over six through 12 months	19,380	3.00
Over 12 months	77,677	4.53

Total	$124,191	3.81%

          The following table presents the deposit activity, including mortgagors’ escrow deposits, of the Bank for the periods indicated.

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net deposits (withdrawals)	$130,563	$155,039	$109,060
Interest credited on deposits	27,521	28,204	29,711

Net increase in deposits	$158,084	$183,243	$138,771

          The following table sets forth the distribution of the Bank’s average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	For The Year Ended December 31,

	2003			2002			2001

	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost

	(Dollars in thousands)

Passbook accounts	$217,435	19.62%	0.74%	$208,250	22.57%	1.51%	$188,701	25.01%	2.00%

NOW accounts	40,483	3.65	0.63	36,054	3.91	0.89	30,736	4.07	1.64

Demand accounts	36,054	3.25	—	29,827	3.23	—	26,319	3.49	—

Mortgagors’ escrow deposits	15,018	1.36	0.40	15,064	1.63	0.38	13,013	1.72	0.53

Total	308,990	27.88	0.62	289,195	31.34	1.22	258,769	34.29	1.68

Money market accounts	229,141	20.67	2.08	126,431	13.70	2.40	71,820	9.52	3.21

Certificate of deposit accounts	570,208	51.45	3.65	507,104	54.96	4.27	423,812	56.19	5.44

Total deposits	$1,108,339	100.00%	2.48%	$922,730	100.00%	3.06%	$754,401	100.00%	3.94%

          Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank also uses borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System”. The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company’s consolidated financial statements. In addition, the Trust issued $20.0 million of floating rate capital securities in July 2003, which are also reflected as a liability in the Company’s consolidated financial statements. The average cost of borrowed funds was 4.70%, 5.30% and 5.90% for 2003, 2002 and 2001, respectively. The average balances of borrowed funds were $524.9 million, $497.0 million and $508.4 million for 2003, 2002 and 2001, respectively.

          The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated.

	At or For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$121,338	$108,514	$156,640
Maximum amount outstanding at any month end during the period	$163,900	$113,900	$182,226
Balance outstanding at the end of period	$163,900	$113,900	$113,150
Weighted average interest rate during the period	5.20%	5.58%	5.71%
Weighted average interest rate at end of period	4.21%	5.37%	5.60%

FHLB-NY Advances
Average balance outstanding	$383,533	$378,916	$351,794
Maximum amount outstanding at any month end during the period	$429,251	$404,284	$400,285
Balance outstanding at the end of period	$394,242	$359,264	$400,285
Weighted average interest rate during the period	4.52%	5.21%	5.98%
Weighted average interest rate at end of period	3.74%	5.13%	5.37%

Trust Preferred Capital Securities
Average balance outstanding	$20,000	$9,534	—
Maximum amount outstanding at any month end during the period	$20,000	$20,000	—
Balance outstanding at the end of period	$20,000	$20,000	—
Weighted average interest rate during the period	5.07%	5.66%	—
Weighted average interest rate at end of period	4.80%	5.43%	—

Total Borrowings
Average balance outstanding	$524,871	$496,964	$508,434
Maximum amount outstanding at any month end during the period	$578,142	$517,434	$513,915
Balance outstanding at the end of period	$578,142	$493,164	$513,435
Weighted average interest rate during the period	4.70%	5.30%	5.90%
Weighted average interest rate at end of period	3.91%	5.20%	5.42%

Subsidiary Activities

          At December 31, 2003, the Holding Company had two wholly owned subsidiaries: the Bank and the Trust. In addition, the Bank had three wholly owned subsidiaries: FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”) and Flushing Service Corporation.

          (a)      Properties was formed in 1976 under the Bank’s New York State leeway investment authority.  The original purpose of Properties was to engage in joint venture real estate equity investments.  The Bank discontinued these activities in 1986.  The last joint venture in which Properties was a partner was dissolved in 1989. The last remaining property acquired by the dissolution of these joint ventures was disposed of in 1998.

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

Personnel

          At December 31, 2003, the Bank had 202 full-time employees and 56 part-time employees. None of the Bank’s employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. At the present time, the Holding Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Holding Company.

Stock-Based Compensation

          The Company has two stock-based compensation plans: The 1996 Restricted Stock Incentive Plan (“Restricted Stock Plan”) and the 1996 Stock Option Incentive Plan (“Stock Option Plan”), both of which became effective on May 21, 1996 after adoption by the Board of Directors and approval by the stockholders.

          The aggregate number of shares of common stock which may be issued under the Restricted Stock Plan, as amended, may not exceed 1,225,687 shares to employees, and may not exceed 394,312 shares to outside directors, for a total of 1,619,999 shares. Lapsed, forfeited or canceled awards and shares withheld from an award to satisfy tax obligations will not count against these limits, and will be available for subsequent grants. The shares distributed under the Restricted Stock Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

          The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options, and limited stock appreciation rights granted in tandem with such options. The aggregate number of shares of common stock which may be issued under the Stock Option Plan, as amended, with respect to options granted to employees may not exceed 3,623,905 shares, and with respect to options granted to outside directors may not exceed 1,672,030 shares, for a total of 5,295,935 shares. Lapsed, forfeited or canceled options will not count against these limits and will be available for subsequent grants. However, the cancellation of an option upon exercise of a related stock appreciation right will count against these limits. Options with respect to more than 253,125 shares of common stock may not be granted to any employee in any calendar year. The shares distributed under the Stock Option Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

          For additional information concerning these plans, see “Note 10 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

RISK FACTORS

          In addition to the other information contained in this Annual Report, the following factors and other considerations should be considered carefully in evaluating the Holding Company, the Bank and their business.

Effect of Interest Rates

          Like most financial institutions, the Company’s results of operations depends to a large degree on its net interest income.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income.  As a general matter, the Company seeks to manage its business to limit its overall exposure to interest rate fluctuations.  However, fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse impact on the operations and financial condition of the Company. Additionally, in a rising interest rate environment, a borrower’s ability to repay adjustable rate mortgages can be negatively affected as payments increase at repricing dates.

          Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancings may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offset the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the Company’s level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. See “– Local Economic Conditions”.

Lending Activities

          Multi-family residential, commercial real estate and one-to-four family mixed use property mortgage loans, the increased origination of which is part of management’s strategy, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan.  Repayment of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.

          In addition, the Bank, from time-to-time, originates mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten one-to-four family residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. These risks are mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less.  These loans are not as readily saleable in the secondary market as the Bank’s other fully underwritten loans, either as whole loans or when pooled or securitized.

          There can be no assurance that the Bank will be able to successfully implement its business strategies with respect to these higher yielding loans.  In assessing the future earnings prospects of the Bank, investors should consider, among other things, the Bank’s level of origination of one-to-four family residential mortgage loans (including loans originated without verifying the borrowers income), the Bank’s emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, and the greater risks associated with such loans.  See “Business — Lending Activities”.

Competition

          The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. The Bank’s most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Trends toward the consolidation of the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in increasing its loan portfolios and deposit base. However, no assurances can be given that the Bank will be able to continue to increase its loan portfolios and deposit base, as contemplated by management’s current business strategy.

Local Economic Conditions

          The Company’s operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During 2003, the nation’s economy was generally considered to be expanding. Yet, world events, particularly the “War on Terror”, the war in Iraq, and the U. S. dollar’s decline against other currencies, as well as slow job growth, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

          A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned.  Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors could require additions to the allowance for loan losses in future periods above those currently revealed.  These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of the Bank’s loan collateral, and (4) future review and evaluation of the Bank’s loan portfolio, internally or by regulators.  The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors.  See “— General — Allowance for Loan Losses”.

Legislation and Proposed Changes

          From time to time, legislation is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies.  No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank or the Company. For a discussion of regulations affecting the Company, see “—Regulation” and “—Federal, State and Local Taxation”.

Certain Anti-Takeover Provisions

          On September 17, 1996, the Holding Company adopted a Stockholder Rights Plan (the “Rights Plan”) designed to preserve long-term values and protect stockholders against stock accumulations and other abusive tactics to acquire control of the Holding Company.  Under the Rights Plan, each stockholder of record at the close of business on September 30, 1996 received a dividend distribution of one right to purchase from the Holding Company one-three-hundred-thirty-seventh-and-one-half of a share of a new series of junior participating preferred stock at a price of $64, subject to certain adjustments.  The rights will become exercisable only if any person or group acquires 15% or more of the Holding Company’s common stock (“Common Stock”) or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”).  In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $64 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price.  In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent).  The rights expire on September 30, 2006.

          The Rights Plan, as well as certain provisions of the Holding Company’s certificate of incorporation and bylaws, the Bank’s federal stock charter and bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors.  The Rights Plan and those other provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in the interest of the Holding Company, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and those other provisions may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Holding Company more difficult.

FEDERAL, STATE AND LOCAL TAXATION

          The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Federal Taxation

          General.  The Company reports its income using a calendar year and the accrual method of accounting.  The Company is subject to the federal tax laws and regulations which apply to corporations generally, as well as, since the enactment of the Small Business Job Protection Act of 1996 (the “Act”), those governing the Bank’s deductions for bad debts, described below.

          Bad Debt Reserves.  Prior to the enactment of the Act, which was signed into law on August 20, 1996, savings institutions which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”), such as the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers.  Qualifying thrifts could compute deductions for bad debts using either the specific charge off method of Section 166 of the Internal Revenue Code (the “Code”) or the reserve method of Section 593 of the Code. Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by qualifying thrifts, effective for taxable years beginning after 1995.  Qualifying thrifts that are treated as large banks, such as the Bank, are required to use the specific charge off method, pursuant to which the amount of any debt may be deducted only as it actually becomes wholly or partially worthless.

          Distributions.  To the extent that the Bank makes “nondividend distributions” to stockholders that are considered to result in distributions from its pre-1988 reserves or the supplemental reserve for losses on loans (“excess distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income.  Nondividend distributions include distributions in excess of the Bank’s current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation.  The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution.  Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.  See “Regulation — Restrictions on Dividends and Capital Distributions” for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

          Corporate Alternative Minimum Tax.  The Code imposes an alternative minimum tax on corporations equal to the excess, if any, of 20% of alternative minimum taxable income (“AMTI”) over a corporation’s regular federal income tax liability.  AMTI is equal to taxable income with certain adjustments.  Generally, only 90% of AMTI can be offset by net operating loss carrybacks and carryforwards.

State and Local Taxation

          New York State and New York City Taxation.  The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 7.5% of “entire net income” allocable to New York State during the taxable year or (2) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State or (c) $250.  Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income.  The Company also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City (although net operating losses cannot be carried back or carried forward regardless of when they arise) and similar alternative taxes.  In addition, the Company is subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District. This tax surcharge is assessed as if the New York State Franchise tax is imposed at a 9% rate.

          Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State has enacted legislation maintaining the preferential treatment of additional loss reserves for qualifying real property and non-qualifying loans of qualifying thrifts for both New York State and New York City tax purposes.  Calculation of the amount of additions to reserves for qualifying real property loans is limited to the larger of the amount derived by the percentage of taxable income method or the experience method. For these purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method is 32% of taxable income, reduced by additions to reserves for non-qualifying loans, except that the amount of the addition to the reserve cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Under the experience method, the maximum addition to a loan reserve generally equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the “base year,” or, if the amount of loans outstanding has declined since the base year, the amount which bears the same ratio to the amount of loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year. For these purposes, the “base year” is the last taxable year beginning before 1988. The amount of additions to reserves for non-qualifying loans is computed under the experience method. In no event may the additions to reserves for qualifying real property loans be greater than the larger of the amount determined under the experience method or the amount which, when added to the additions to reserves for non-qualifying loans, equal the amount by which 12% of the total deposits or withdrawable accounts of depositors of the Bank at the close of the taxable year exceeds the sum of the Bank’s surplus, undivided profits and reserves at the beginning of such year.  The legislation also allows an exclusion from entire net income for New York State and New York City tax purposes for any amounts a thrift is required to include in federal taxable income as a recapture of its bad debt reserve as a consequence of the Act.

          Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION

General

          The Holding Company, as a savings and loan holding company, is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. As a publicly owned company, the Company is required to file certain reports with the Securities and Exchange Commission (“SEC”) under Federal securities laws. The Bank is a member of the FHLB System. The Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the insurer of the Bank’s deposits. The Bank is also subject to certain regulations promulgated by the other federal agencies. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. There are periodic examinations by the OTS and the FDIC to examine whether the Bank is in compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Bank for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, other federal agencies or the United States Congress, could have a material adverse impact on the Company, the Bank and their operations.

          The activities of federal savings institutions are governed primarily by the Home Owners’ Loan Act, as amended (“HOLA”) and, in certain respects, the Federal Deposit Insurance Act (“FDIA”). Most regulatory functions relating to deposit insurance and to the administration of conservatorships and receiverships of insured institutions are exercised by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandated the establishment of a risk-based deposit insurance assessment system, and required imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA and the Financial Institutions

Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) each contain provisions affecting numerous aspects of the operations and regulations of federal savings banks, and these laws empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

          Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Bank and the Company. The description does not purport to be a comprehensive description of applicable laws, rules and regulations and is qualified in its entirety by reference to applicable laws, rules and regulations.

Holding Company Regulation

          The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. See “—Restrictions on Dividends and Capital Distributions”.

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

          As a unitary savings and loan holding company, the Company currently is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender (“QTL”) test.  See “—Qualified Thrift Lender Test”. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage.  HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

          The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) emergency acquisitions authorized by the FDIC and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

          Federal law generally provides that no “person” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days’ written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (1) the acquisition would substantially lessen competition; (2) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (3) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Investment Powers

          The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of total assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of total assets.  In addition, the Bank may invest up to 3% of its total assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain of government-sponsored enterprises, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See “— General — Investment Activities”. A service corporation in which the Bank may invest is permitted to engage in activities that a federal savings bank make conduct directly, other than taking deposits, as well as certain activities preapproved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

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

Loans-to-One Borrower Limits

          The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks.  With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2003, the largest amount the Bank could lend to one borrower was approximately $22.7 million, and at that date, the Bank’s largest aggregate amount of loans-to-one borrower was $15.6 million, all of which were performing according to their terms.  See “— General — Lending Activities”.

Insurance of Accounts

          The deposits of the Bank are insured up to $100,000 per depositor (as defined by federal law and regulations) by the FDIC. Approximately 93% of the Bank’s deposits are presently insured by the FDIC under the Bank Insurance Fund (“BIF”). The remainder are insured by the FDIC under the Savings Association Insurance Fund (“SAIF”). The deposits insured under the SAIF are a result of those acquired in the acquisition of New York Federal Savings Bank in 1997. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

          The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications. As of the date of this Annual Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0.00% to 0.27% per annum. At December 31, 2003, the Bank’s annual assessment rate was 0.00%. The Bank’s assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or SAIF reserve ratio falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

          On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $166,000, $147,000 and $134,000 for its share of the interest due on FICO bonds in 2003, 2002 and 2001, respectively.

Qualified Thrift Lender Test

          Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, (3) obtaining advances from any FHLB, and (4) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. At December 31, 2003, the Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

          Under the Economic Growth and Paperwork Reduction Act of 1996 (“Regulatory Paperwork Reduction Act”), Congress modified and expanded investment authority under the QTL test. The Regulatory Paperwork Reduction Act amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raised from 10% to 20% of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans.  In addition, the Regulatory Paperwork Reduction Act defines “qualified thrift investment” to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test.  The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Code.

Transactions with Affiliates

          Transactions between the Bank and any related party or “affiliate” are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is generally any company or entity which controls, is controlled by or is under common control with the Bank, including the Company, the Trust, the Bank’s subsidiaries, and any other qualifying subsidiary of the Bank or the Company that may be formed or acquired in the future. Generally, Sections 23A and 23B (1) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the Bank’s capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Each loan or extension of credit to an affiliate by the Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. In addition, the Bank may not (1) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under Section 4(c) of the Bank Company Act, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Bank.

          In addition, the Bank is subject to Regulation O promulgated under Sections 22(g) and 22(h) of the Federal Reserve Act. Regulation O requires that loans by the Bank to a director, executive officer or to a holder of more than 10% of the Common Stock, and to certain affiliated interests of any such insider, may not, in the aggregate, exceed the Bank’s loans-to-one borrower limit. Loans to insiders and their related interests must also be made on terms substantially the same as offered, and follow credit underwriting procedures that are not less stringent than those applied, in comparable transactions to other persons. Prior Board approval is required for certain loans. In addition, the aggregate amount of extensions of credit by the Bank to all insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. These laws place additional restrictions on loans to executive officers of the Bank.

          The Bank is in compliance with these regulations.

Restrictions on Dividends and Capital Distributions

          The Bank is subject to OTS limitations on capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and some other distributions charged to the Bank’s capital account. In general, the applicable regulation permits specified levels of capital distributions by a savings institution that meets at least its minimum capital requirements, so long as the OTS is provided with at least 30 days’ advance notice and has no objection to the distribution.

          Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2003, the Bank had $39.3 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

          As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 2003, the Bank was required to maintain $24.5 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

          Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a quarterly or semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Bank’s total assets for the year ended December 31, 2003, the Bank’s OTS assessments were $288,000 for that period.

Branching

          OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

          Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of September 19, 2002. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions.  The CRA requires all institutions to make public disclosure of their CRA ratings.

Brokered Deposits

          The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (1) with a waiver from the FDIC and (2) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than 75 basis points (a) the effective yield paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted in its normal market area or (b) 120 percent for retail deposits and 130 percent for wholesale deposits accepted outside the institution’s normal market area, respectively, from the current yield on comparable maturity U.S. Treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.

Capital Requirements

          General.  The Bank is required to maintain minimum levels of regulatory capital. Since FIRREA, capital requirements established by the OTS generally must be no less stringent than the capital requirements applicable to national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis.

          Any institution that fails any of its applicable capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations and the appointment of a conservator or receiver. The OTS’ capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.  See “—Prompt Corrective Action.”

          The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2003, the Bank’s capital levels exceeded applicable OTS capital requirements.  The three OTS capital requirements are described below.

          Tangible Capital Requirement.  Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 2003, the Bank had intangible assets consisting of $3.9 million in goodwill and $0.5 million related to a pension plan. The Bank had no purchased mortgage servicing rights. At that date, the Bank’s tangible capital ratio was 8.00%.

          In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

          Leverage and Core Capital Requirement.  The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 2003, the Bank’s core capital ratio was 8.00%.

          Effective October 1, 1998, the OTS relaxed regulations limiting the amount of servicing assets, together with purchased credit card receivables, includable in core capital from 50% of such capital to 100% of such capital, subject to limitations on fair value. At December 31, 2003, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

          Risk-Based Requirement.  The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.  At December 31, 2003, the Bank’s risk-based capital ratio was 15.12%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

          In 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than “normal” level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than “normal” interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution’s measured interest rate risk and 2%, multiplied by the market value of its assets. The rule establishes a “lag” time between the reporting date of the data used to calculate an institution’s interest rate risk and the effective date of each quarter’s interest rate risk component.  The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution’s interest rate risk component on a case-by-case basis. At December 31, 2003, the Bank did not have more than “normal” interest rate risk and was not subject to any deduction from total capital under this rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk” included in Item 7 of this Annual Report.

Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

          The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank directly or through another bank, the effect of this reserve requirement is to reduce an institution’s earning assets. The amount of funds necessary to satisfy this requirement has not had a material effect on the Bank’s operations.

          As a creditor and financial institution, the Bank is also subject to additional regulations promulgated by the FRB, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Truth in Lending Act.

Financial Reporting

          The Bank is required to submit independently audited annual reports to the FDIC and the OTS.  These publicly available reports must include (a) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the OTS and (b) a report, signed by the Bank’s chief executive officer and chief financial officer which contains statements about the adequacy of internal controls and compliance with designated laws and regulations, and attestations by independent auditors related thereto. The Bank is required to monitor the foregoing activities through an independent audit committee.

Standards for Safety and Soundness

          The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution’s business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits.  Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OTS may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Bank currently meets the standards adopted in the interagency guidelines.

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

Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act (the “Modernization Act”) was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with nonbanking firms, but “grandfathers” existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See “— Holding Company Regulation”. Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible. Management believes the Modernization Act has led to some consolidation in the financial services industry and could lead to further consolidation, which, if completed, would likely result in an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in changes in the competitive environment in the Bank’s market area or otherwise impact the Bank or the Holding Company.

          In addition, the Modernization Act calls for heightened privacy protection of customer information gathered by financial institutions. The OTS has enacted regulations implementing the privacy protection provisions of the Modernization Act. Under the regulations, each financial institution is to (1) adopt procedures to protect customers’ “non-public personal information”, (2) disclose its privacy policy, including identifying to customers others with whom it shares “non-public personal information”, at the time of establishing the customer relationship and annually thereafter, and (3) provide its customers with the ability to “opt-out” of having the financial institution share their personal information with affiliated third parties. The regulations became effective on November 13, 2000, with compliance voluntary prior to July 1, 2001. Management has reviewed and amended our privacy protection policy and believes we are in compliance with these regulations.

USA Patriot Act

          On October 26, 2001, following the September 11, 2001 attacks, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the “Patriot Act”) to enhance protections against money laundering and criminal laws against terrorist activities, and give law enforcement authorities greater investigative powers. Among other things, the Patriot Act (1) requires financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for foreign persons to establish due diligence policies; (2) prohibits correspondent accounts with foreign shell banks; (3) permits sharing of information among financial institutions, regulators and law enforcement regarding persons engaged in terrorist or money laundering activities; (4) requires financial institutions to verify customer identification at account opening; (5) requires financial institutions to report suspicious activities; and (6) requires financial institutions to establish an anti-money laundering compliance program.

          Provisions under the Patriot Act became effective at varying times. The U. S. Treasury Department, the Federal Reserve and other federal bank regulatory agencies have issued regulations implementing the provisions of the Patriot Act. Management believes we are in compliance with these regulations.

Prompt Corrective Action

          Under Section 38 of the FDIA, as added by the FDICIA, each appropriate banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios.  Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

          The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA.  Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).  At December 31, 2003, the Bank met the criteria to be considered a “well capitalized” institution.

Federal Securities Laws

          The Company’s Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and reporting requirements, regulations governing proxy solicitations, insider trading restrictions and other requirements applicable to companies whose stock is registered under the Exchange Act.

          Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “2002 Act”), enacted on July 30, 2002, aims to increase the reliability of financial information by, among other things, (1) heightening accountability of Chief Executive Officers and Chief Financial Officers to issue accurate financial statements, (2) increasing the authority and independence of corporate audit committees, (3) creating a new regulatory entity to oversee the activities of accountants that audit public companies, (4) prohibiting activities and relationships that may compromise the independence of auditors, (5) increasing required financial statement disclosures, and (6) providing tough new penalties for issuing noncompliant financial statements and for other violations related to securities laws.

          In furtherance of the 2002 Act, the SEC has issued several new rules, some of which are not yet finalized or effective. Compliance with these new rules, and the related corporate governance rules adopted by Nasdaq with the approval of the SEC, has, and will continue to, increase costs to the Company, including, but not limited to, fees to our independent accountants, legal fees and board service fees, and may require additions to staff.

          To date, the 2002 Act has not had a material effect on the business or operations of the Company. We cannot assure you, however, that compliance with the 2002 Act and its regulations will not have a material effect on the business or operations of the Company in the future.

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

Item 2.  Properties.

          The Bank conducts its business through eleven full-service offices. The Bank’s main office is located at 144-51 Northern Boulevard, Flushing, New York. The Bank intends to move its corporate headquarters to Lake Success, Nassau County, NY in the third quarter of 2004.

Office	Leased or Owned	Date Leased or Acquired	Lease Expiration Date	Net Book Value at December 31, 2003

Main Office 144-51 Northern Blvd. Flushing, NY 11354	Owned	1972	NA	$ 2,232,123
Broadway Branch 159-18 Northern Blvd. Flushing, NY 11358	Owned	1962	NA	713,673
Auburndale Branch 188-08 Hollis Court Blvd. Flushing, NY 11358	Owned	1991	NA	1,020,056
Springfield Branch 61-54 Springfield Blvd. Bayside, NY 11364	Leased	1991	11/30/2006	80,692
Bay Ridge Branch 7102 Third Avenue Brooklyn, NY 11209	Owned	1991	NA	344,202
Irving Place Branch 33 Irving Place New York, NY 10003	Leased	1991	11/30/2006	200,385
New Hyde Park Branch 661 Hillside Avenue New Hyde Park, NY 11040	Leased	1971	12/31/2011	155,152
Kissena Branch 44-43 Kissena Boulevard Flushing, NY 11355	Leased	2000	5/31/2010	434,681
New Hyde Park In-Store Branch 653 Hillside Avenue New Hyde Park, NY 11040	Leased	1998	6/30/2006	75,796
Astoria Branch 31-16 30th Avenue Astoria, NY 11103	Leased	2003	12/30/2013	1,052,223
Co-op City In-Store Branch 713 Co-op City Boulevard Bronx, NY 10475	Leased	1999	11/30/2004	70,963

Total premises and equipment, net				$ 6,379,946

          The Holding Company neither owns nor leases any property but instead uses the premises and equipment of the Bank.

Item 3.  Legal Proceedings.

          The Bank is involved in various legal actions arising in the ordinary course of its business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters.

          Flushing Financial Corporation Common Stock is traded on the Nasdaq National Market® under the symbol “FFIC”. As of December 31, 2003, the Company had approximately 776 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The Company’s stock closed at $18.28 on December 31, 2003. The following table shows the high and low sales price of the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns or commissions. All price and dividend information has been adjusted for the three-for-two stock split distributed on December 15, 2003 in the form of a stock dividend. See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2003			2002

	High	Low	Dividend	High	Low	Dividend

First Quarter	$12.10	$10.69	$0.067	$12.05	$10.63	$0.060
Second Quarter	14.84	11.27	0.067	13.89	10.97	0.060
Third Quarter	15.34	13.49	0.073	13.89	10.67	0.060
Fourth Quarter	18.99	13.69	0.073	12.34	9.90	0.060

Item 6.  Selected Financial Data.

At or for the year ended December 31,	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$1,910,751	$1,652,958	$1,487,529	$1,338,092	$1,249,529
Loans, net	1,269,521	1,169,560	1,067,197	986,359	875,886
Securities available for sale	535,709	358,984	305,539	255,220	285,016
Real estate owned, net	—	—	93	44	368
Deposits	1,169,909	1,011,825	828,582	689,811	666,941
Borrowed funds	578,142	493,164	513,435	508,839	451,831
Stockholders’ equity	146,762	131,386	133,387	126,737	118,176
Book value per share (1)(2)	$7.61	$6.95	$6.59	$6.07	$5.40

Selected Operating Data
Interest and dividend income	$112,339	$106,906	$101,899	$96,941	$87,143
Interest expense	52,176	54,564	59,702	57,048	47,795

Net interest income	60,163	52,342	42,197	39,893	39,348
Provision for loan losses	—	—	—	—	36

Net interest income after provision for loan losses	60,163	52,342	42,197	39,893	39,312

Non-interest income:
Net gains (losses) on sales of securities and loans	329	(4,158)	321	(651)	252
Other income	5,956	5,667	5,737	4,509	3,622

Total non-interest income	6,285	1,509	6,058	3,858	3,874

Non-interest expense	31,226	27,621	24,457	23,797	22,646

Income before income tax provision	35,222	26,230	23,798	19,954	20,540
Income tax provision	13,544	9,967	8,869	7,532	7,805

Net income	$21,678	$16,263	$14,929	$12,422	$12,735

Basic earnings per share (2)(3)	$1.27	$0.93	$0.81	$0.66	$0.62
Diluted earnings per share (2)(3)	$1.22	$0.90	$0.78	$0.65	$0.61
Dividends declared per share (2)	$0.28	$0.24	$0.21	$0.18	$0.14
Dividend payout ratio	22.0%	25.7%	25.4%	27.3%	22.3%

(Footnotes on the following page)

At or for the year ended December 31,	2003	2002	2001	2000	1999

Selected Financial Ratios and Other Data
Performance ratios:
Return on average assets	1.21%	1.03%	1.06%	0.96%	1.08%
Return on average equity	15.93	12.57	11.52	10.48	10.31
Average equity to average assets	7.57	8.22	9.19	9.18	10.49
Equity to total assets	7.68	7.95	8.97	9.47	9.46
Interest rate spread	3.37	3.32	2.89	2.87	3.05
Net interest margin	3.56	3.55	3.20	3.24	3.49
Non-interest expense to average assets	1.74	1.76	1.74	1.84	1.92
Efficiency ratio	47.00	47.41	50.06	53.07	51.54
Average interest-earning assets to average interest-bearing liabilities	1.06x	1.06x	1.07x	1.08x	1.11x
Regulatory capital ratios (4):
Tangible capital	8.00%	7.74%	7.32%	8.02%	8.28%
Core capital	8.00	7.74	7.32	8.02	8.28
Total risk-based capital	15.12	14.27	13.58	15.77	16.33
Asset quality ratios:
Non-performing loans to gross loans (5)	0.05%	0.31%	0.22%	0.16%	0.36%
Non-performing assets to total assets (6)	0.04	0.26	0.16	0.12	0.29
Net charge-offs (recoveries) to average loans	—	—	0.01	0.01	—
Allowance for loan losses to gross loans	0.51	0.56	0.61	0.68	0.77
Allowance for loan losses to total non-performing assets (6)	960.86	153.34	272.94	404.28	191.29
Allowance for loan losses to total non-performing loans(5)	960.86	183.23	283.85	415.32	213.29
Full-service customer facilities	11	10	10	10	9

(1)

Calculated by dividing stockholders’ equity of $146.8 million and $131.4 million at December 31, 2003 and 2002, respectively, by 19,290,601 and 18,897,514 shares outstanding at December 31, 2003 and 2002, respectively.

(2)	All per share data has been adjusted for the three-for-two stock splits distributed on August 30, 2001 and December 15, 2003 in the form of a stock dividend.

(3)

The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.  Unvested restricted stock awards are not included in basic earnings per share calculations, but are included in diluted earnings per share calculations.

(4)	The Bank exceeded all minimum regulatory capital requirements during the periods presented.

(5)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.

(6)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

          Flushing Financial Corporation (“Holding Company”), a Delaware corporation, is the parent holding company for Flushing Savings Bank, FSB (“Bank”), a federally chartered stock savings bank. The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted to a federally chartered stock savings bank in 1995. As a federal savings bank, the Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

          The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (“Trust”). During the third quarter of 2002, the Holding Company issued $20.0 million of floating rate capital securities through the Trust. These securities are included in Borrowed Funds in the Consolidated Statements of Financial Condition.

          The following discussion of financial condition and results of operations includes the collective results of the Holding Company, the Trust and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

Overview

          The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency backed securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans.

          The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and investment portfolios, and its cost of funds, consisting primarily of interest paid on deposit accounts and borrowed funds. Net interest income is the result of the Company’s interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, and the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. The Company’s operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company’s results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. However, the Company has not recorded a provision since 1999.

          Management Strategy. Management’s strategy is to continue the Bank’s focus as a consumer-oriented institution serving its local markets. In furtherance of this objective, the Company intends to (1) continue its emphasis on the origination of one-to-four family mixed-use property, multi-family residential and commercial real estate mortgage loans, (2) maintain asset quality, (3) manage deposit growth and maintain a low cost of funds, (4) manage interest rate risk, (5) explore new business opportunities, and (6) manage capital. There can be no assurance that the Company will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

One-to-Four Family, Multi-Family Residential and Commercial Real Estate Lending. In recent years, the Company has emphasized the origination of higher yielding mortgage loan products. Market interest rates on one-to-four family residential mortgage loans remained at their lowest levels in over 40 years during 2003. As a result, many borrowers sought to refinance their mortgages due to the low interest rate environment. The Company has not actively pursued this refinance market due to the low interest-rate environment. Instead, the Company has focused its origination efforts on higher yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. The Company expects to continue this emphasis on higher yielding mortgage loan products.

The following table shows loan originations and purchases during 2003, and loan balances as of December 31, 2003.

	Loan Originations and Purchases	Loan Balances December 31, 2003	Percent of Gross Loans

	(Dollars in thousands)
Multi-family residential	$188,242	$541,837	42.53%
Commercial real estate	89,134	290,332	22.79
One-to-four family – mixed-use properties	85,526	226,225	17.76
One-to-four family – residential	18,004	178,474	14.01
Construction	18,884	23,622	1.85
Co-operative apartments	35	3,729	0.29
Other loans	12,169	9,825	0.77

Total	$411,994	$1,274,044	100.00%

The Company’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in the Company’s loan portfolio. The greater risk associated with one-to-four family mixed-use property, multi-family and commercial real estate loans could require the Company to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company. To date, the Company has not experienced significant losses in its multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios, and has determined that, at this time, additional provisions are not required.

Maintain Asset Quality. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $28,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively. The Company has maintained the strength of its loan portfolio, as evidenced by the Company’s ratio of its allowance for loan losses to non-performing loans of 960.86% and 183.23% at December 31, 2003 and 2002, respectively. The Company seeks to maintain its loans in performing status through, among other things, strict collection efforts, and consistently monitors non-performing assets in an effort to return them to performing status. To this end, management reviews the quality of loans and reports to the Loan Committee of the Board of Directors of the Bank on a monthly basis. From time to time, the Company has sold and may continue to make sales of non-performing assets. During 2003, the Bank sold $6.1 million of non-performing loans. The Bank did not incur any losses in connection with these sales. Non-performing assets amounted to $0.7 million and $4.3 million at December 31, 2003 and 2002, respectively. Non-performing assets as a percentage of total assets were 0.04% and 0.26% at December 31, 2003 and 2002, respectively.

Managing Deposit Growth and Maintaining Low Cost of Funds. The Company has a relatively stable retail deposit base drawn from its market area through its eleven full-service offices. Although the Company seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Company also seeks to keep deposit growth within reasonable limits and its strategic plan. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. The Company generally relies on its deposit base as its principal source of funding. However, the Bank is also a member of the FHLB-NY, which provides it with an additional source of borrowing. These borrowings help the Company fund asset growth and increase net interest income. During 2003, the Company realized an increase in due to depositors of $156.6 million and an increase in borrowed funds of $85.0 million.

Managing Interest Rate Risk. The Company seeks to manage its interest rate risk by actively reviewing the repricing and maturities of its interest rate sensitive assets and liabilities. The mix of loans originated by the Company (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions. The Company seeks to manage the interest rate risk of the loan portfolio by actively managing its security portfolio and borrowings. By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, the Company has the ability to manage the combined interest rate sensitivity of its assets. See “- Interest Rate Sensitivity Analysis”. Additionally, the Company seeks to balance the interest rate sensitivity of its assets by managing the maturities of its liabilities. During 2003, in response to the lowest interest rates in over 40 years, the Bank renewed existing borrowings, and obtained new borrowings, with fixed-rate terms from three to six years to lock-in these low rates. Management believes that the interest-rate exposure of the Company has been reduced by extending the terms of these borrowings.

Exploring New Business Opportunities.The Company has in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings. The Company has also opened new branches, the most recent of which was opened in Astoria, Queens in October 2003. The Company does not currently have plans to acquire another financial institution or open additional branches.

Managing Capital.The Bank faces several minimum capital requirements imposed by the OTS. These requirements limit the dividends the Bank is allowed to pay to the Holding Company, and can limit the annual growth of the Bank. As part of the Company’s strategy to find ways to best utilize its available capital, during 2003 Flushing Financial Corporation continued its stock repurchase programs by repurchasing 505,050 shares of its common stock. Also, during the fourth quarter of 2003, 1,011,660 shares of Treasury Stock were used to pay the stock dividend discussed below. The Company did not hold any treasury shares at December 31, 2003, and the number of outstanding shares was 19,290,601. At December 31, 2003, 439,950 shares remain to be repurchased under the current stock repurchase program.

          Common Stock Split. On November 18, 2003, the Board of Directors of the Company declared a three-for-two stock split of the Company’s common stock in the form of a 50% stock dividend, which was paid on December 15, 2003. Each stockholder received one additional share for every two shares of the Company’s common stock held at the record date, December 1, 2003. Cash was paid in lieu of fractional shares. The Company issued 6,430,058 shares of its common stock, of which 1,011,660 shares had been held as treasury stock. All share and per share amounts in this Annual Report have been restated to reflect this three-for-two stock split paid on December 15, 2003.

          Trends and Contingencies. The Company’s operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. Interest rates remained low during 2003, and at December 31, 2003 were at their lowest level in over 40 years. We remained strategically focused in 2003 on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to achieve a higher yield on our mortgage portfolio then we would have otherwise experienced.

          Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, such as that experienced in recent years, the number of loan prepayments and loan refinancings tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the Company’s level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at repricing dates.

          During 2003, the Company experienced many of the trends associated with a declining interest-rate environment discussed above. Many of the Bank’s mortgagors chose to refinance their loans. We saw a significant increase in our mortgagors refinancing with other institutions. However, contrary to the trends discussed above, we saw an increase in due to depositors of $156.6 million during 2003. Management believes that the increase in due to depositors is attributed in part to the Bank’s marketing efforts, which focused on rates offered on select deposit products. Combining the increase in deposits with higher than anticipated loan prepayments, we experienced an increase in our cash position. Rather than investing these funds in low-yielding long-term investment securities, we invested these funds in readily marketable mortgage-backed securities and shorter-term investment securities to provide readily available funding for loan originations. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities. At December 31, 2003, we had loans in process of $171.6 million.

          For the year ended December 31, 2003, certificate of deposits increased $50.4 million while lower costing deposits increased $106.1 million. During 2003, borrowed funds increased $85.0 million, primarily due to a leveraging strategy implemented in June 2003 in which we borrowed $60.0 million from the FHLB-NY and invested the proceeds in mortgage-backed securities with an initial spread of 180 basis points. As a result of the declining interest rate environment experienced during the past three years, and the increase in lower costing deposits, we experienced a decrease in our cost of funds in each quarter during 2003. The cost of funds declined to 3.03% in the fourth quarter of 2003 from 3.76% in the fourth quarter of 2002.

          As a result of the low interest-rate environment during the past three years, the yield on our total interest-earning assets declined 61 basis points during 2003 from 2002. This was more than offset by a 66 basis point decline in the cost of our total interest-bearing liabilities. This resulted in an increase of 5 basis points in the net interest spread to 3.37% for the year ended December 31, 2003 from 3.32% for the year ended December 31, 2002. The net interest rate margin improved one basis point to 3.56% for the year ended December 31, 2003 from 3.55% for the year ended December 31, 2002. The net interest margin improved to 3.67% in the fourth quarter of 2003 from 3.55% in the fourth quarter of 2002.

          We are unable to predict the direction of future interest rate changes. Should interest rates increase during 2004, we could see a reversal of some the trends we experienced in 2003. We could see an increase in the cost of our existing deposit accounts and in obtaining new funds. However, approximately 60% of the Company’s certificates of deposit accounts and borrowed funds do not reprice or mature during the next year. As a result, the average cost of our interest-bearing liabilities may not immediately reflect the full effect of an increasing interest-rate environment. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities with lower rates do not usually prepay as quickly. A reduction in the level of our mortgagors refinancing their loans would reduce prepayment penalties we receive, resulting in a reduction in the yield on our mortgage portfolio and net interest income. In a rising interest rate environment, this could result in our cost of funds increasing more than the yield on our interest-earning assets.

          During 2003, the nation’s economy was generally considered to be expanding. Yet, world events, particularly the “War on Terror”, the war in Iraq, and the U. S. dollar’s decline against other currencies, as well as slow job growth, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

Interest Rate Sensitivity Analysis

          A financial institution’s exposure to the risks of changing interest rates may be analyzed, in part, by examining the extent to which its assets and liabilities are “interest rate sensitive” and by monitoring the institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period. Accordingly, a positive gap may enhance net interest income in a rising rate environment and reduce net interest income in a falling rate environment. Conversely, a negative gap may enhance net interest income in a falling rate environment and reduce net interest income in a rising rate environment.

          The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans, other loans and mortgage-backed securities are based on industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Passbook and Money Market accounts were assumed to have a withdrawal or “run-off” rate of 5%, based on historical experience. While management believes that these assumptions are indicative of actual prepayments and withdrawals experienced by the Company, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2003

	Three Months And Less	More Than Three Months to One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total

	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$122,449	$280,127	$497,876	$247,728	$108,577	$7,462	$1,264,219
Other loans	2,686	2,161	4,893	85	—	—	9,825
Short-term securities (1)	6,927	—	—	—	—	—	6,927
Securities available for sale:
Mortgage-backed securities	14,308	53,459	125,322	138,993	117,133	30,178	479,393
Other	21,256	1,036	—	254	22,756	11,014	56,316

Total interest-earning assets	167,626	336,783	628,091	387,060	248,466	48,654	1,816,680

Interest-Bearing Liabilities
Passbook accounts	2,712	8,136	20,099	18,139	37,983	129,919	216,988
NOW accounts	—	—	—	—	—	42,809	42,809
Money market accounts	3,295	9,885	24,418	22,037	46,145	157,841	263,621
Certificate of deposit accounts	67,591	190,468	189,623	129,491	16,587	—	593,760
Mortgagors’ escrow deposits	—	—	—	—	—	11,334	11,334
Borrowed funds	185,000	29,000	113,900	155,000	95,242	—	578,142

Total interest-bearing liabilities(2)	$258,598	$237,489	$348,040	$324,667	$195,957	$341,903	$1,706,654

Interest rate sensitivity gap	$(90,972)	$99,294	$280,051	$62,393	$52,509	$(293,249)	$110,026
Cumulative interest-rate sensitivity gap	$(90,972)	$8,322	$288,373	$350,766	$403,275	$110,026
Cumulative interest-rate sensitivity gap as a percentage of total assets	(4.76)%	0.44%	15.09%	18.36%	21.11%	5.76%
Cumulative interest-rate sensitivity gap as a percentage of cumulative interest-earning assets	64.82%	101.68%	134.16%	130.01%	129.55%	106.45%

(1) Consists of interest-earning deposits and federal funds sold.

(2) Does not include non-interest-bearing demand accounts totaling $41.4 million at December 31, 2003.

          Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar estimated maturities or periods to repricing, they may react in differing degrees to changes in market interest rates and may bear rates that differ in varying degrees from the rates that would apply upon maturity and reinvestment or upon repricing. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in the level of interest rates, prepayments on loans and mortgage-backed securities, and deposit withdrawal or “run-off” levels, would likely deviate materially from those assumed in calculating the above table. In the event of an interest rate increase, some borrowers may be unable to meet the increased payments on their adjustable-rate debt. The interest rate sensitivity analysis assumes that the nature of the Company’s assets and liabilities remains static. Interest rates may have an effect on customer preferences for deposits and loan products. Finally, the maturity and repricing characteristics of many assets and liabilities as set forth in the above table are not governed by contract but rather by management’s best judgment based on current market conditions and anticipated business strategies.

Interest Rate Risk

          The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operations if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

          The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2003. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2003, the Company is within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio Value Ratio

Change in Interest Rate	Net Interest Income		Net Portfolio Value

	2003	2002	2003	2002	2003	2002

-300 basis points	-20.34%	-0.09%	-22.21%	12.04%	7.76%	9.48%
-200 basis points	-6.81	1.70	-11.49	4.84	8.90	9.10
-100 basis points	-0.53	1.15	-0.74	2.29	10.08	9.09
Base interest rate	—	—	—	—	10.34	9.09
+100 basis points	-4.01	-2.10	-8.33	-8.58	9.73	8.55
+200 basis points	-9.52	-5.39	-19.92	-25.42	8.75	7.22
+300 basis points	-16.13	-10.06	-33.33	-43.83	7.51	5.64

Analysis of Net Interest Income

          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

          The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the years ended December 31,

	2003				2002				2001

	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$1,198,720	$92,922	7.75%		$1,118,016	$89,978	8.05%		$1,030,126	$83,811	8.14%
Other loans, net (1)(2)	8,647	554	6.41		7,293	523	7.17		6,405	558	8.71

Total loans, net	1,207,367	93,476	7.74		1,125,309	90,501	8.04		1,036,531	84,369	8.14

Mortgage-backed securities	416,851	16,998	4.08		247,733	13,342	5.39		228,681	14,938	6.53
Other securities	50,274	1,699	3.38		62,110	2,436	3.92		21,640	1,260	5.82

Total securities	467,125	18,697	4.00		309,843	15,778	5.09		250,321	16,198	6.47

Interest-earning deposits and federal funds sold	16,708	166	0.99		39,798	627	1.58		33,810	1,332	3.94

Total interest-earning assets	1,691,200	112,339	6.64		1,474,950	106,906	7.25		1,320,662	101,899	7.72

Other assets	106,564				98,201				88,237

Total assets	$1,797,764				$1,573,151				$1,408,899

Interest-bearing liabilities:
Deposits:
Passbook accounts	$217,435	1,611	0.74		$208,250	3,147	1.51		$188,701	3,767	2.00
NOW accounts	40,483	257	0.63		36,054	321	0.89		30,736	504	1.64
Money market accounts	229,141	4,758	2.08		126,431	3,039	2.40		71,820	2,309	3.21
Certificate of deposit accounts	570,208	20,835	3.65		507,104	21,640	4.27		423,812	23,062	5.44

Total due to depositors	1,057,267	27,461	2.60		877,839	28,147	3.21		715,069	29,642	4.15

Mortgagors’ escrow accounts	15,018	60	0.40		15,064	57	0.38		13,013	69	0.53

Total interest-bearing deposits	1,072,285	27,521	2.57		892,903	28,204	3.16		728,082	29,711	4.08
Other borrowed funds	524,871	24,655	4.70		496,964	26,360	5.30		508,434	29,991	5.90

Total interest-bearing liabilities	1,597,156	52,176	3.27		1,389,867	54,564	3.93		1,236,516	59,702	4.83

Non interest-bearing demand deposits	36,054				29,827				23,200
Other liabilities	28,486				24,078				19,645

Total liabilities	1,661,696				1,443,772				1,279,361
Equity	136,068				129,379				129,538

Total liabilities and equity	$1,797,764				$1,573,151				$1,408,899

Net interest income/ net interest rate spread (3)		$60,163	3.37%			$52,342	3.32%			$42,197	2.89%

Net interest-earning assets/net interest margin (4)	$94, 044		3.56%		$85,083		3.55%		$84,146		3.20%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	x			1.06	x			1.07	x

(1)	Average balances include non-accrual loans.

(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $4,807,000, $2,240,000 and $988,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities

(4)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Rate/Volume Analysis

          The following table presents the impact of changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities on the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) changes attributable to changes in volume (changes in volume multiplied by the prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by the prior volume) and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Increase (Decrease) in Net Interest Income

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$6,366	$(3,422)	$2,944	$7,101	$(934)	$6,167
Other loans, net	90	(59)	31	71	(106)	(35)
Mortgage-backed securities	7,482	(3,826)	3,656	1,169	(2,765)	(1,596)
Other securities	(428)	(309)	(737)	1,701	(525)	1,176
Interest-earning deposits and federal funds sold	(280)	(181)	(461)	203	(908)	(705)

Total interest-earning assets	13,230	(7,797)	5,433	10,245	(5,238)	5,007

Interest-Bearing Liabilities:
Deposits:
Passbook accounts	133	(1,669)	(1,536)	365	(985)	(620)
NOW accounts	36	(100)	(64)	76	(259)	(183)
Money market accounts	2,172	(453)	1,719	1,422	(692)	730
Certificate of deposit accounts	2,531	(3,336)	(805)	4,056	(5,478)	(1,422)
Mortgagors’ escrow accounts	—	3	3	10	(22)	(12)
Other borrowed funds	1,412	(3,117)	(1,705)	(659)	(2,972)	(3,631)

Total interest-bearing liabilities	6,284	(8,672)	(2,388)	5,270	(10,408)	(5,138)

Net change in net interest income	$6,946	$875	$7,821	$4,975	$5,170	$10,145

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

          General.  Diluted earnings per share increased 35.6% to $1.22 for the year ended December 31, 2003 from $0.90 for the year ended December 31, 2002. Net income increased $5.4 million, or 33.3%, to $21.7 million for the year ended December 31, 2003 from $16.3 million for the year ended December 31, 2002.  This was due to increases in net interest income and non-interest income of $7.8 million and $4.8 million, respectively, partially offset by an increase in non-interest expense of $3.6 million. As a result of the increased net income before income taxes, there was a $3.6 million increase in income tax expense. The increase in non-interest income was primarily attributed to a $4.4 million pre-tax impairment writedown of the Bank’s investment in a WorldCom, Inc. senior note during the second quarter of 2002. Excluding this impairment writedown, which on an after-tax basis was $2.6 million, net income for the year ended December 31, 2002 would have been $18.8 million, and diluted earnings per share would have been $1.04.

          Return on average assets increased to 1.21% for the year ended December 31, 2003 from 1.03% for the year ended December 31, 2002. Return on average equity increased to 15.93% for the year ended December 31, 2003 from 12.57% for the year ended December 31, 2002. Excluding the above mentioned impairment writedown, return on average assets and return on average equity would have been 1.20% and 14.56%, respectively, for the year ended December 31, 2002.

          Interest Income.  Interest income increased $5.4 million, or 5.1%, to $112.3 million for the year ended December 31, 2003 from $106.9 million for the year ended December 31, 2002. This increase is primarily the result of a $216.3 million increase in the average balance of interest-earning assets during 2003 compared to 2002. The average balance of mortgage loans, net and mortgage-backed securities increased $80.7 million and $169.1 million, respectively. These increases were partially offset by an $11.8 million and $23.1 million decrease in the average balance of other securities and interest earning deposits and federal funds sold, respectively. The yield on interest-earning assets declined

61 basis points to 6.64% during 2003 from 7.25% during 2002. Interest and fees on loans increased $3.0 million primarily as a result of the increase in the average balance. The yield on loans decreased 30 basis points to 7.74% during 2003 from 8.04% during 2002. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced, despite the declining interest rate environment experienced during the past three years. The yield on mortgage loans reflects the high refinancing activity that occurred during 2003. The Bank’s existing borrowers have been refinancing their higher costing mortgage loans at the current lower rates, which has resulted in a decrease on the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. A decrease in refinancing activity would result in a decrease in prepayment penalties collected by the Bank, and would result in a decrease in the yield on the mortgage portfolio. The increase in interest income from mortgage-backed securities is due to a $169.1 million increase in the average balances of mortgage-backed securities for the year ended December 31, 2003 to $416.9 million, partially offset by a 131 basis point decline in the yield to 4.08% during 2003 from 5.39% during 2002. The increase in the average balance of mortgage-backed securities is partially due to a leveraging strategy implemented in June 2003. Due to the attractive low rates available for medium-term borrowings, the Company borrowed $60.0 million in June 2003 and invested the proceeds in mortgage-backed securities with an initial spread of approximately 180 basis points.  The decrease in interest and dividends on other securities and interest-earning deposits and federal funds sold is due to a decrease their average balances and yield, as funds previously held in these categories were reinvested in higher yielding assets. If prepayment penalty income for 2003 had been the same amount as that for 2002, the yield on mortgage loans would have been 7.55%, and the yield on interest-earning assets would have been 6.50% for 2003.

          Interest Expense.  Interest expense decreased $2.4 million, or 4.4%, to $52.2 million for the year ended December 31, 2003 from $54.6 million for the year ended December 31, 2002. The decrease in interest expense is due to a 66 basis point decline in the cost of interest-bearing liabilities, partially offset by a $207.3 million increase in the average balance of total interest-bearing liabilities to $1.60 billion during 2003. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds during 2003. This was coupled with an increase in the average balance of lower costing core deposits.

          The average balance for due to depositors increased $179.4 million to $1,057.3 million for 2003. The cost of these deposits decreased 61 basis points to 2.60% during 2003, as decreases in cost were seen in all categories of deposits due to the declining interest rate environment experienced during the past three years. The average balance for borrowed funds increased $27.9 million to $524.9 million for 2003 from $497.0 million for 2002. The cost of borrowed funds decreased 60 basis points to 4.70% during 2003.

          Net Interest Income.  Net interest income for the year ended December 31, 2003 totaled $60.2 million, an increase of $7.8 million, or 14.9%, from $52.3 million for 2002.  The net interest spread improved five basis points to 3.37% for 2003 from 3.32% in 2002, as the yield on interest-earning assets declined 61 basis points while the cost of interest-bearing liabilities declined 66 basis points. The net interest margin improved one basis point to 3.56% for the year ended December 31, 2003 from 3.55% for the year ended December 31, 2002. If prepayment penalty income for 2003 had been the same amount as that for 2002, the net interest margin would have been 3.41% for 2003.

          Provision for Loan Losses.  There was no provision for loan losses for the years ended December 31, 2003 and 2002. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions.  Based on these reviews, no provision for loan losses was deemed necessary for the years ended December 31, 200 and 2002. The ratio of non-performing loans to gross loans was 0.05% at December 31, 2003 compared to 0.31% at December 31, 2002.  The allowance for loan losses as percentage of non-performing loans was 960.86% and 183.23% at December 31, 2003 and 2002, respectively.  The ratio of allowance for loan losses to gross loans was 0.51% and 0.56% at December 31, 2003 and 2002, respectively. The Company experienced net charge-offs of $28,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively.

          Non-Interest Income.  Non-interest income for the year ended December 31, 2003 increased $4.8 million to $6.3 million from $1.5 million for the year ended December 31, 2002. The increase is primarily due to a $4.4 million pretax impairment writedown of the Bank’s investment in a WorldCom, Inc. senior note during 2002. Loan and banking services fees increased $0.5 million to $3.4 million in 2003 from $2.9 million in 2002, primarily due to the increase in loan originations and refinancings, and the increase in core deposits. Dividends on FHLB-NY stock decreased in 2003 as these dividends were suspended for the fourth quarter of 2003. This dividend was resumed in the first quarter of 2004 at a reduced level.

           Non-Interest Expense.  Non-interest expense for the year ended December 31, 2003 totaled $31.2 million, representing an increase of $3.6 million, or 13.1%, from the year ended December 31, 2002. The increase is primarily attributed to the Bank’s continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services and, in the fourth quarter of 2003, the opening of a new branch in Astoria, Queens. Management continues to closely monitor expenditures, resulting in an efficiency ratio of 47.0% for the year ended December 31, 2003 compared to 47.4% for 2002.

          Income Tax Provisions.  Income tax expense for the year ended December 31, 2003 increased $3.6 million to $13.5 million, compared to $10.0 million for the year ended December 31, 2002.  This increase is primarily attributed to the increase of $9.0 million in income before income taxes. The effective tax rate was 38.5% for the year ended December 31, 2003 compared to 38.0% for the year ended December 31, 2002.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001

          General.  Diluted earnings per share increased 15.4% to $0.90 for the year ended December 31, 2002 from $0.78 for the year ended December 31, 2001. Net income increased $1.4 million, or 8.9%, to $16.3 million for the year ended December 31, 2002 from $14.9 million for the year ended December 31, 2001.  This was due to an increase in net interest income of $10.1 million, partially offset by a decrease in non-interest income of $4.6 million and an increase in non-interest expense of $3.1 million. As a result of the increased net income before income taxes, there was a $1.1 million increase in income tax expense. The decrease in non-interest income was primarily attributed to a $4.4 million pre-tax impairment writedown of the Bank’s investment in a WorldCom, Inc. senior note during the second quarter of 2002. Excluding this impairment writedown, which on an after-tax basis was $2.6 million, diluted earnings per share would have increased 33.3% to $1.04 for the year ended December 31, 2002 from $0.78 per share for the year ended December 31, 2001, and net income for the year ended December 31, 2002 would have increased 26.2% to $18.8 million from $14.9 million for the year ended December 31, 2001.

          Return on average assets declined to 1.03% for the year ended December 31, 2002 from 1.06% for the year ended December 31, 2001, due to the increase in average assets. Return on average equity increased to 12.57% for the year ended December 31, 2002 from 11.52% for the year ended December 31, 2001. Excluding the above mentioned impairment writedown, return on average assets and return on average equity would have been 1.20% and 14.56%, respectively, for the year ended December 31, 2002.

          Interest Income.  Interest income increased $5.0 million, or 4.9%, to $106.9 million for the year ended December 31, 2002 from $101.9 million for the year ended December 31, 2001. This increase was due to an increase of $154.3 million in the average balance of interest-earning assets, partially offset by a 47 basis point decline in the yield on interest-earning assets to 7.25% for 2002. The increase in interest and fees on loans of $6.1 million was partially offset by decreases in interest and dividends on investment securities and interest on interest-earning deposits and federal funds sold of $0.4 million and $0.7 million, respectively.  The increase in interest and fee income from loans was due to an $88.8 million increase in the average balance of loans to $1.13 billion during the year ended December 31, 2002, which was partially offset by a decrease in the yield of 10 basis points to 8.04% for the year ended December 31, 2002 from 8.14% for the year ended December 31, 2001. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced, despite the declining interest rate environment experienced during 2002 and 2001. The decrease in interest and dividend income from investment securities was due to a 138 basis point decline in the yield to 5.09% for 2002 from 6.47% in 2001, partially offset by a $59.5 million increase in the average balances of investment securities during 2002 to $309.8 million. The decrease in interest on interest-earning deposits and federal funds sold was due to a 236 basis point decline in the yield to 1.58% for 2002 from 3.94% in 2002, partially offset by a $6.0 million increase in the average balance of these items in 2002.

          Interest Expense.  Interest expense decreased $5.1 million, or 8.6%, to $54.6 million for the year ended December 31, 2002 from $59.7 million for the year ended December 31, 2001. The decrease in interest expense was due to a 90 basis point decline in the cost of interest-bearing liabilities, partially offset by a $153.4 million increase in the average balance of total interest-bearing liabilities to $1.39 billion during 2002.

          The average balance for due to depositors increased $162.8 million to $877.8 million for 2002. The cost of these deposits decreased 94 basis points to 3.21% during 2002, as decreases in cost were seen in all categories of deposits due to the declining interest rate environment experienced during 2002 and 2001. The average balance for borrowed funds decreased $11.4 million to $497.0 million for 2002 from $508.4 million for 2001. The cost of borrowed funds decreased 60 basis points to 5.30% during 2002.

          Net Interest Income.  Net interest income for the year ended December 31, 2002 totaled $52.3 million, an increase of $10.1 million from $42.2 million for 2001.  The net interest spread improved 43 basis points to 3.32% for 2002 from 2.89% in 2001, as the yield on interest-earning assets declined 47 basis points while the cost of interest-bearing liabilities declined 90 basis points. The net interest margin improved 35 basis points to 3.55% for the year ended December 31, 2002 from 3.20% for the year ended December 31, 2001.

           Provision for Loan Losses.  There was no provision for loan losses for the years ended December 31, 2002 and 2001. The ratio of non-performing loans to gross loans was 0.31% at December 31, 2002 compared to 0.22% at December 31, 2001.  The allowance for loan losses as percentage of non-performing loans was 183.23% and 283.85% at December 31, 2002 and 2001, respectively.  The ratio of allowance for loan losses to gross loans was 0.56% and 0.61% at December 31, 2002 and 2001, respectively. The Company experienced net charge-offs of $4,000 and $136,000 for the years ended December 31, 2002 and 2001, respectively.

          Non-Interest Income.  Non-interest income for the year ended December 31, 2002 decreased $4.6 million, or 75.1%, to $1.5 million from $6.1 million for the year ended December 31, 2001. The decrease was primarily due to a $4.4 million pretax impairment writedown of the Bank’s investment in a WorldCom, Inc. senior note. In addition, higher income from loan and banking services fees were offset by reduced dividends on FHLB-NY stock.

           Non-Interest Expense.  Non-interest expense for the year ended December 31, 2002 totaled $27.6 million, representing an increase of $3.1 million, or 12.9%, from the year ended December 31, 2001. The increase was primarily attributed to the Bank’s continued focus on expanding its current product offerings to enhance its ability to serve its customers. During the fourth quarter of 2001, the Bank began increasing its staffing to provide additional services to its customers, and to process the increasing volume of loan applications. Additional staffing increases for these same purposes were made in 2002. The Bank also expanded its training program to provide its staff with the knowledge needed to expand into new services. Advertising and business promotions were also expanded in 2002 to better promote new and existing services. Management continued to closely monitor expenditures, resulting in an efficiency ratio of 47.4% for the year ended December 31, 2002 compared to 50.1% for 2001.

          Income Tax Provisions.  Income tax expense for the year ended December 31, 2002 totaled $10.0 million, compared to $8.9 million for the year ended December 31, 2000.  This increase was primarily attributed to the increase of $2.4 million in income before income taxes. The effective tax rate was 38.0% for the year ended December 31, 2002 compared to 37.3% for the year ended December 31, 2001.

Reconciliation of Non-GAAP Financial Amounts and Ratios

          The preceding discussions include comparisons to and for the year ended December 31, 2002 that included an after-tax impairment writedown of $2.6 million relating to the Bank’s investment in a WorldCom, Inc. senior note. Comparisons were also made excluding this writedown for that year. Management believes that this impairment writedown was a one-time event that is not likely to be repeated, and is therefore not indicative of the ongoing operating results of the Company. Excluding this writedown, in our view, presents a better comparison of the Company’s ongoing operating results. A reconciliation of amounts and financial ratios of the Company as reported in its financial statements to the adjusted amounts and financial ratios, which exclude this impairment writedown, is shown below for the year ended December 31, 2002.

(Dollars in thousands, except per share data)

Net income as reported	$16,263	Non-interest income	$1,509
Impairment writedown	4,429	Impairment writedown	4,429
Income tax benefit	(1,849)	Adjusted non-interest income	$5,938
Adjusted net income	$18,843

Basic earnings per share	$0.93	Return on average assets	1.03%
Impairment writedown	0.15	Impairment writedown	0.17%
Adjusted basic earnings per share	$1.08	Adjusted return on average assets	1.20%

Diluted earnings per share	$0.90	Return on average equity	12.57%
Impairment writedown	0.14	Impairment writedown	1.99%
Adjusted diluted earnings per share	$1.04	Adjusted return on average equity	14.56%

Liquidity, Regulatory Capital and Capital Resources

          The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2003, the Bank had an approved overnight line of credit of $50.0 million with the FHLB-NY. In total, as of December 31, 2003, the Bank may borrow up to $664.6 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2003, the Bank had borrowed $394.2 million in FHLB-NY advances. There were no funds outstanding at December 31, 2003 under the overnight line of credit with the FHLB-NY. In addition, the Trust has $20.0 million in capital securities (which are included in Borrowed Funds) and the Bank had $163.9 million in repurchase agreements to fund lending and investment opportunities. (See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes their available sources of funds are sufficient to fund current operations.

          The Company’s most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and cash equivalents totaled $20.3 million, a decrease of $27.3 million from December 31, 2002. The Company also held marketable securities available for sale with a carrying value of $535.7 million at December 31, 2003.

          At December 31, 2003, the Company had commitments to extend credit (principally real estate mortgage loans) of $54.3 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $24.5 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity loan lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          The Company’s total interest and operating expenses in 2003 were $52.2 million and $31.2 million, respectively. Certificates of deposit accounts which are scheduled to mature in one year or less as of December 31, 2003 totaled $258.1 million.

          The market value of the assets of the Company’s defined benefit pension plan is $11.6 million at December 31, 2003, which is $1.2 million less than the benefit obligation. During 2003, the Bank contributed $0.8 million to the pension plan. The underfunding is primarily due to a decline in the market value of pension plan’s investments in 2002 and 2001. This underfunding has also been increased due to the reduction in the discount rate used to calculate the projected benefit obligation from a rate of 8.0% in 2001 to 6.50% in 2003. This reduction in the discount rate has resulted in an increase in the present value of the projected benefit obligation. The Company does not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

          During 2003, funds provided by the Company’s operating activities amounted to $28.8 million.  These funds, together with $235.3 million provided by financing activities and $47.6 million available at the beginning of the year, were utilized to fund net investing activities of $291.5 million.  Financing activities were primarily provided by a growth in due to depositors of $156.6 million and $60.0 million borrowed during June 2003 to fund a hedging strategy. Principal payments and calls on loans and securities provided additional funds.  The primary investment activity of the Company is the origination of loans, and the purchase of mortgage-backed securities. During 2003, the Bank had loan originations and purchases of $412.0 million. Further, during 2003, the Company purchased $440.1 million of mortgage-backed and other securities.

          At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2003 was $5.4 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Holding Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

          Regulatory Capital Position.  Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2003 and 2002, the Bank exceeded each of the three OTS capital requirements. (See Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Critical Accounting Policies

          The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The accounting policy that requires significant management valuation judgment is determining the allowance for loan losses.

          An allowance for loan losses is provided to absorb estimated losses on existing loans that may be uncollectable. Management reviews the adequacy of the allowance for loan losses by reviewing all impaired loans on an individual basis. The remaining portfolio is evaluated based on the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions.  Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

          Notwithstanding the judgment required in assessing the components of the allowance for loan losses, the Company believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements.

Contractual Obligations

	Payments Due By Period

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(Dollars in thousands)
Borrowed funds	$578,142	$124,000	$123,900	$190,000	$140,242
Deposits	1,169,909	834,208	189,623	129,491	16,587
Loan commitments	78,752	78,752	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	6,512	1,211	2,336	1,039	1,926
Purchase obligations	5,312	2,334	2,661	317	—
Pension and other postretirement benefits	7,699	1,140	480	480	5,599
Deferred compensation plans	5,461	466	932	932	3,131

Total	$1,851,787	$1,042,111	$319,932	$322,259	$167,485

          The Company has significant obligations that arise in the normal course of business. The Company finances its assets with deposits and borrowed funds. The Company also uses borrowed funds to manage its interest-rate risk. The Company has the means to refinance these borrowings as they mature through its financing arrangements with the FHLB-NY and its ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 7 and 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          The Company focuses its balance sheet growth on the origination of mortgage loans. At December 31, 2003, the Bank had commitments to originate $78.8 million of mortgage and other loans which are expected to be funded within 90 days. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          The Bank has eleven branches, seven of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. While the Bank will consider purchasing its future branch locations, the decision may rest on the availability of suitable locations and the availability of properties.

          The Bank has outsourced its data processing, loan servicing and check processing functions. The Bank has determined that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and multi-year arrangements, and the contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. The Bank expects to renew these contracts as they expire.

          The amounts shown for pension and other postretirement benefits reflect the Company’s employee and directors’ pension plans, the supplemental retirement plans of its president, and amounts due under its plan for medical and life insurance benefits for retired employees. The amount shown in less than one year represents the Company’s current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in periods over one year represent the Company’s current estimate based on the past year’s actual disbursements, but do not include an estimate for the employee pension plan as we do not currently have an estimate for this plan. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More than 5 years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, and the total that will be due under the supplemental retirement plan for the president, since these are unfunded plans.(See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least vice president. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. The Bank also provides an additional non-contributory deferred compensation plan for its president. These plans generally require the deferred balance receives credit for earnings at a rate earned by certain mutual funds. The employees will not receive a distribution from these plans until their employment is terminated. The amounts shown for less than five years represent the amounts the Bank will contribute to these plans, and assumes no employee will terminate their employment in less than five years. The amount shown in more than five years represents the current accrued liability for these plans. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Impact of New Accounting Standards

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which established guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity (“VIE”). A VIE exists either when the entity does not have sufficient equity at risk or lacks any one of three characteristics normally associated with a controlling financial interest. If an entity is considered a VIE, judgment and quantitative analysis typically is required to assess whether the company should consolidate the entity as the primary beneficiary. The company is considered the primary beneficiary when it has a variable interest that will absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R are effective for the first quarter of 2004.

          The Holding Company owns the Trust, a special purpose business trust formed to issue capital securities, which is subject to FIN 46 and FIN 46R. Prior to 2003, the Trust was consolidated. Under FIN 46R, based on management’s current interpretation, the Company expects that the Trust will be deconsolidated in the first quarter of 2004. Deconsolidation of the Trust is not expected to have a material impact on the Company’s financial statements.

          In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures about assets, obligations and cash flows of defined benefit pension and other postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit plans in its financial statements. (See Note 11 of Notes to Consolidate Financial Statements in Part 8 of this Annual Report.)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          This information is contained in the section captioned “Interest Rate Risk” on page 45 and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition

	December 31, 2003	December 31, 2002

	(Dollars in thousands, except per share data)
ASSETS:
Cash and due from banks	$23,300	$29,119
Federal funds sold	—	18,500
Securities available for sale:
Mortgage-backed securities	479,393	319,255
Other securities	56,316	39,729
Loans	1,276,074	1,176,141
Less: Allowance for loan losses	(6,553)	(6,581)

Net loans	1,269,521	1,169,560
Interest and dividends receivable	8,647	8,409
Real estate owned, net	—	—
Bank premises and equipment, net	6,380	5,389
Federal Home Loan Bank of New York stock	24,462	22,213
Goodwill	3,905	3,905
Other assets	41,827	36,879

Total assets	$1,910,751	$1,652,958

LIABILITIES:
Due to depositors:
Non-interest bearing	$41,397	$35,287
Interest-bearing	1,117,178	966,726
Mortgagors’ escrow deposits	11,334	9,812
Borrowed funds, including securities sold agreements to repurchase of $163,900 and $113,900 at December 31, 2003 and 2002, respectively	578,142	493,164
Other liabilities	15,938	16,583

Total liabilities	1,763,989	1,521,572

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; authorized 5,000,000 shares, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,290,601 shares issued and outstanding at December 31, 2003; 20,151,234 shares issued and 18,897,514 shares outstanding at December 31, 2002)	193	139
Additional paid-in capital	32,783	47,208
Treasury stock, at average cost (none and 1,253,720 shares at December 31, 2003 and 2002, respectively)	—	(21,733)
Unearned compensation	(7,373)	(7,825)
Retained earnings	120,683	109,208
Accumulated other comprehensive income, net of taxes	476	4,389

Total stockholders’ equity	146,762	131,386

Total liabilities and stockholders’ equity	$1,910,751	$1,652,958

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$93,476	$90,501	$84,369
Interest and dividends on securities:
Interest	18,445	15,613	15,943
Dividends	252	165	255
Other interest income	166	627	1,332

Total interest and dividend income	112,339	106,906	101,899

Interest expense
Deposits	27,521	28,204	29,711
Borrowed funds	24,655	26,360	29,991

Total interest expense	52,176	54,564	59,702

Net interest income	60,163	52,342	42,197
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	60,163	52,342	42,197

Non-interest income
Other fee income	3,368	2,896	2,261
Net gain (loss) on sales of securities and loans	329	(4,158)	321
Other income	2,588	2,771	3,476

Total non-interest income	6,285	1,509	6,058

Non-interest expense
Salaries and employee benefits	16,011	13,921	12,679
Occupancy and equipment	3,055	2,749	2,368
Professional services	2,954	2,759	2,291
Data processing	1,928	1,566	1,313
Depreciation and amortization of premises and equipment	1,232	1,035	1,065
Other operating	6,046	5,591	4,741

Total non-interest expense	31,226	27,621	24,457

Income before income taxes	35,222	26,230	23,798

Provision for income taxes
Federal	10,499	8,247	7,245
State and local	3,045	1,720	1,624

Total provision for income taxes	13,544	9,967	8,869

Net income	$21,678	$16,263	$14,929

Basic earnings per share	$1.27	$0.93	$0.81
Diluted earnings per share	$1.22	$0.90	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Common Stock
Balance, beginning of year	$139	$139	$114
Stock dividend (6,430,058 shares, 1,011,660 shares funded from Treasury in 2003; 4,617,270 shares, 2,120,885 shares funded from Treasury in 2001)	54	—	25

Balance, end of year	193	139	139

Additional Paid-In Capital
Balance, beginning of year	47,208	45,280	76,396
Stock dividend (6,430,058 shares, 1,011,660 shares funded from Treasury in 2003; 4,617,270 shares, 2,120,885 shares funded from Treasury in 2001)	(18,581)	—	(33,619)
Award of shares released from Employee Benefit Trust (37,287, 53,011 and 49,395 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	522	416	376
Restricted stock awards (81,783, 103,612 and 118,012 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	156	146	391
Stock options exercised (32,610 and 12,375 shares for the years ended December 31, 2003 and 2001, respectively)	147	—	5
Tax benefit from compensation expense in excess of that recognized for financial reporting purposes	3,331	1,366	1,281

Balance, end of year	32,783	47,208	45,280

Treasury Stock
Balance, beginning of year	(21,733)	(5,750)	(31,755)
Purchases of common shares outstanding (336,700, 1,202,450 and 639,950 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	(6,899)	(21,196)	(10,694)
Stock dividend	18,523	—	33,142
Restricted stock award forfeitures (4,190, 2,180 and 1,400 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	(71)	(28)	(26)
Restricted stock awards (54,525, 69,075 and 52,950 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	949	1,140	821
Repurchase of restricted stock awards (20,559, 13,553 and 23,757 shares for the years ended December 31, 2003, 2002 and 2001, respectively) to satisfy tax obligations	(430)	(260)	(519)
Stock options exercised (548,984, 259,667, and 210,750 shares for the years ended December 31, 2003, 2002, and 2001, respectively)	9,661	4,361	3,281

Balance, end of year	—	(21,733)	(5,570)

Unearned Compensation
Balance, beginning of year	(7,825)	(7,766)	(7,781)
Release of shares from Employee Benefit Trust (149,073, 131,518 and 114,961 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	508	448	391
Restricted stock awards (81,783, 103,612 and 118,012 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	(1,105)	(1,286)	(1,212)
Restricted stock award forfeitures (6,285, 3,270 and 3,150 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	71	28	26
Restricted stock award expense	978	751	810

Balance, end of year	(7,373)	(7,825)	(7,766)

			Continued

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Retained Earnings
Balance, beginning of year	$109,208	$99,641	$89,896
Net income	21,678	16,263	14,929
Stock options exercised (821,075, 389,500 and 369,712 shares for the years ended December 31, 2003, 2002 and 2001, respectively)	(5,351)	(2,458)	(1,362)
Cash dividends declared and paid	(4,852)	(4,238)	(3,822)

Balance, end of year	120,683	109,208	99,641

Accumulated Other Comprehensive Income, Net of Taxes
Balance, beginning of year	4,389	1,843	(133)
Adjustment required to recognize minimum pension liability, net of taxes of approximately $22 and $221 for the years ended December 31, 2003 and 2002, respectively	(22)	(254)	—
Change in net unrealized gain (loss), net of taxes of approximately $3,311, $(347) and $(1,719) for the years ended December 31, 2003, 2002 and 2001, respectively, on securities available for sale	(3,888)	408	2,035
Less: Reclassification adjustment for losses (gains) included in net income, net of taxes of approximately $3, $(2,038) and $35 for the years ended December 31, 2003, 2002 and 2001, respectively	(3)	2,392	(59)

Balance, end of year	476	4,389	1,843

Total stockholders’ equity	$146,762	$131,386	$133,387

Comprehensive Income
Net income	$21,678	$16,263	$14,929
Other comprehensive income, net of tax
Minimum pension liability	(22)	(254)	—
Unrealized gains (losses) on securities	(3,891)	2,800	1,976

Comprehensive income	$17,765	$18,809	$16,905

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flow

	For the years ended December 31,

	2003	2002	2001

	(In thousands)

Operating Activities

Net income	$21,678	$16,263	$14,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—	—
Provision for losses on real estate owned	—	—	4
Depreciation and amortization of bank premises and equipment	1,232	1,035	1,065
Amortization of goodwill	—	—	367
Impairment writedown of investment security	—	4,429	—
Net (gain) loss on sales of securities	(6)	1	(94)
Net gain on sales of loans	(323)	(272)	(227)
Net gain on sales of real estate owned	—	(4)	(15)
Origination of loans held for sale	(13,442)	(3,645)	(1,648)
Proceeds from sale of loans held for sale	13,442	3,645	1,648
Amortization of unearned premium, net of accretion of unearned discount	3,430	2,814	906
Deferred income tax (benefit) provision	1,845	(859)	132
Deferred compensation	736	523	469
Net decrease in other assets and liabilities	(1,767)	(428)	(3,912)
Unearned compensation	2,008	1,615	1,577

Net cash provided by operating activities	28,833	25,117	15,201

Investing Activities

Purchases of bank premises and equipment	(2,223)	(859)	(319)
Net redemption (purchases) of Federal Home Loan Bank shares	(2,249)	3,209	(490)
Purchases of securities available for sale	(440,073)	(262,506)	(189,858)
Proceeds from sales and calls of securities available for sale	62,391	39,022	39,395
Proceeds from maturities and prepayments of securities available for sale	190,423	168,133	102,953
Net originations and repayments of loans	(105,056)	(92,100)	(79,840)
Proceeds from sale of non-performing loans	6,090	—	—
Purchases of loans	(789)	(10,183)	(887)
Proceeds from sale of real estate owned	—	97	106

Net cash used in investing activities	(291,486)	(155,187)	(128,940)

			Continued

Consolidated Statements of Cash Flow (continued)

	For the years ended December 31,

	2003	2003	2003

	(In thousands)

Financing Activities

Net increase in non-interest bearing deposits	$6,110	$6,693	$7,681
Net increase in interest bearing deposits	150,452	176,803	128,778
Net increase (decrease) in mortgagors’ escrow deposits	1,522	(253)	2,312
Net increase (decrease) in short-term borrowed funds	25,000	—	(14,232)
Proceeds from long-term borrowings	170,000	90,000	123,000
Repayment of long-term borrowings	(110,022)	(110,271)	(104,172)
Purchases of treasury stock	(7,333)	(21,456)	(11,215)
Proceeds from issuance of common stock upon exercise of stock options	4,457	1,903	1,924
Cash dividends paid	(4,852)	(4,238)	(3,822)

Net cash provided by financing activities	235,334	139,181	130,254

Net increase (decrease) in cash and cash equivalents	(27,319)	9,111	16,515
Cash and cash equivalents, beginning of year	47,619	38,508	21,993

Cash and cash equivalents, end of year	$20,300	$47,619	$38,508

Supplemental Cash Flow Disclosure
Interest paid	$52,513	$54,479	$59,937
Income taxes paid	9,403	9,273	7,615
Non-cash activities
Loans transferred through foreclosure of a related mortgage loan to real estate owned	—	—	119

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2003, 2002 and 2001

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a savings and loan holding company organized at the direction of its subsidiary, Flushing Savings Bank, FSB (the “Bank”), in connection with the Bank’s conversion from a mutual to capital stock form of organization. The Holding Company and its direct and indirect wholly-owned subsidiaries, the Bank, Flushing Financial Capital Trust I, Flushing Preferred Funding Corporation, Flushing Service Corporation and FSB Properties Inc. are collectively herein referred to as the “Company”.

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations and borrowings, primarily in (1) originations and purchases of one-to-four family residential mortgage loans (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family income-producing property loans, and commercial real estate loans; (2) mortgage loan surrogates such as mortgage-backed securities and; (3) U.S. government and federal agency backed securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans. The Bank conducts its business through eleven full-service banking offices, six of which are located in Queens County, two in Nassau County, one in Kings County (Brooklyn), one in Bronx County and one in New York County (Manhattan), New York.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”) and general practices applicable to the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Flushing Financial Corporation and its direct and indirect wholly-owned subsidiaries, the Bank, Flushing Financial Capital Trust I (“Trust”), Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”) and FSB Properties Inc. (“Properties”). Trust is a special purpose business trust formed to issue capital securities. FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is an inactive subsidiary whose purpose was to manage real estate properties and joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents.

Securities available for sale:

Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other than temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes.

Loans:

Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of ninety days or more, indicate reasonable doubt as to the timely collectibility of such income. Interest previously recognized on non-accrual loans is reversed against interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest. The portion of loan origination fees that exceeds the direct costs of underwriting and closing loans is deferred. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method.

Allowance for loan losses:

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb estimated losses on existing loans. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

A loan is considered impaired when, based upon current information, the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. The Company reviews all non-accrual loans for impairment.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

Real estate owned:

Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value (which is based on appraised value with certain adjustments) less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance. Actual values may differ from those estimates.

Bank premises and equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

In connection with the Bank’s borrowings from the Federal Home Loan Bank of New York (“FHLB-NY”), the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par.  Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries this investment at historical cost.

Securities sold under agreements to repurchase:

Securities sold under agreements to repurchase are accounted for as collateralized financing and are carried at amounts at which the securities will be subsequently reacquired as specified in the respective agreements. Interest incurred under these agreements is included in other interest expense.

Goodwill:

Goodwill, prior to January 1, 2002, was amortized using the straight-line method over fifteen years. The Company had periodically reviewed its goodwill for possible impairment. Upon the adoption of SFAS No. 142 on January 1, 2002, the company no longer amortizes goodwill, but rather performs annual tests for impairment as of the end of each year. These annual impairment tests have not resulted in recognizing an impairment in goodwill.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities, and gives current recognition to changes in tax rates and laws.

Stock Compensation Plans:

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value based method of accounting for employee stock compensation plans. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under this method, no compensation expense is recognized for stock options granted since they have no intrinsic value at the time of grant. The Company has elected to continue with the accounting methodology in Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company’s Stock Option Plan been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been as indicated in the table below. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future years because the options vest over several years and additional option grants may be made each year.

	2003	2002	2001

	(Dollars in thousands, except per share data)

Net income, as reported	$21,678	$16,263	$14,929
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	734	503	545
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,447)	(1,015)	(1,255)

Pro forma net income	$20,965	$15,751	$14,219

Basic earnings per share:
As reported	$1.27	$0.93	$0.81
Pro forma	$1.23	$0.91	$0.77

Diluted earnings per share:
As reported	$1.22	$0.90	$0.78
Pro forma	$1.18	$0.87	$0.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants made in 2003, 2002 and 2001 are as follows:

	2003 Grants	2002 Grants	2001 Grants

Dividend yield	1.97%	1.93%	2.13%
Expected volatility	28.82%	29.33%	27.49%
Risk-free interest rate	2.87%	4.76%	5.27%
Expected option life	7 Years	7 Years	7 years

Earnings per share:

Basic earnings per share for the years ended December 31, 2003, 2002 and 2001 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards.  Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portions of restricted stock awards during the period. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.

Earnings per share has been computed based on the following for the years ended December 31:

	2003	2002	2001

	(Amounts in thousands, except per share data)

Net income	$21,678	$16,263	$14,929
Divided by:
Weighted average common shares outstanding	17,023	17,399	18,400
Weighted average common stock equivalents	747	772	756
Total weighted average common shares outstanding and common stock equivalents	17,770	18,171	19,156

Basic earnings per share	$1.27	$0.93	$0.81
Diluted earnings per share	$1.22	$0.90	$0.78

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 900 shares at $14.70, 411,600 shares at $12.47, and 383,400 shares at $10.79 were not included in the computation of diluted earnings per share for 2003, 2002 and 2001, respectively. Unvested restricted stock awards of 450 shares at $14.70, 103,312 shares at $12.42, and 94,387 shares at $10.85 were not included in the computation of diluted earnings per share for 2003, 2002 and 2001, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2003	2002

	(In thousands)
Multi-family residential	$541,837	$452,663
Commercial real estate	290,332	257,054
One-to-four family – mixed-use property	226,225	170,499
One-to-four family – residential	178,474	262,944
Co-operative apartments	3,729	5,205
Construction	23,622	17,827
Small Business Administration	4,931	4,301
Commercial business and other	4,894	4,185

Gross loans	1,274,044	1,174,678
Unearned loan fees and deferred costs, net	2,030	1,463

Total loans, net	$1,276,074	$1,176,141

The total amount of loans on non-accrual status, and loans classified as impaired, at December 31, 2003, 2002 and 2001 was $682,000, $3,592,000 and $2,320,000, respectively. The portion of the allowance for loan losses allocated to impaired loans was $133,000 (2.0%), $340,000 (5.2%) and $541,000 (8.2%) at December 31, 2003, 2002 and 2001, respectively. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. The average balance of impaired loans was $1,892,000, $2,681,000 and $2,105,000 for 2003, 2002 and 2001, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2003	2002	2001

	(In thousands)

Interest income that would have been recognized had the loans performed in accordance with their original terms	$105	$298	$193
Less: Interest income included in the results of operations	71	76	76

Foregone interest	$34	$222	$117

The following are changes in the allowance for loan losses for the years ended December 31:

	2003	2002	2001

	(In thousands)
Balance, beginning of year	$6,581	$6,585	$6,721
Provision for loan losses	—	—	—
Charge-offs	(155)	(12)	(149)
Recoveries	127	8	13

Balance, end of year	$6,553	$6,581	$6,585

4. Real Estate Owned

The following are changes in the allowance for losses on real estate owned for the years ended December 31:

	2003	2002	2001

	(In thousands)
Balance, beginning of year	$—	$—	$—
Provision	—	—	4
Reduction due to sales of real estate owned	—	—	(4)

Balance, end of year	$—	$—	$—

5. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2003	2002

	(In thousands)
Land	$801	$801
Building and leasehold improvements	4,896	4,214
Equipment and furniture	10,950	9,595

Total	16,647	14,610
Less: Accumulated depreciation and amortization	10,267	9,221

Bank premises and equipment, net	$6,380	$5,389

6. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2003, 2002 and 2001. Securities available for sale are recorded at estimated fair value based on dealer quotations where available. Actual values may differ from estimates provided by outside dealers. Securities classified as held-to-maturity would be stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2003 are as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. Treasury and government agencies	$27,621	$27,784	$163	$—
Corporate debt securities	1,000	1,035	35	—
Mutual funds	20,003	19,873	15	145
Other	6,454	7,624	1,177	7

Total other securities	55,078	56,316	1,390	152

FNMA	256,705	255,858	1,607	2,454
REMIC and CMO	103,838	103,932	431	337
FHLMC	95,794	95,524	633	903
GNMA	22,901	24,079	1,178	—

Total mortgage-backed securities	479,238	479,393	3,849	3,694

Total securities available for sale	$534,316	$535,709	$5,239	$3,846

The following table shows the Company’s available for sale securities gross unrealized losses and estimated fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Total		Less than 12 months		12 months or more

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(In thousands)
Mutual funds	$16,952	$145	$15,988	$61	$964	$84
Other	4,725	7	4,725	7	—	—

Total other securities	21,677	152	20,713	68	964	84

FNMA	141,165	2,454	141,165	2,454	—	—
REMIC and CMO	45,856	337	44,739	318	1,117	19
FHLMC	46,502	903	46,502	903	—	—

Total mortgage-backed securities	233,523	3,694	232,406	3,675	1,117	19

Total securities available for sale	$255,200	$3,846	$253,119	$3,743	$2,081	$103

The unrealized losses for all securities that have been in an unrealized loss position for less than 12 months, and the REMIC which has been in an unrealized loss position for more than 12 months, are attributed to interest rate risk. These securities earn a rate of interest that is below the current market interest rate. Management believes that all contractual amounts due on these securities (principal and interest) will be collected. Therefore, the unrealized losses are considered to be temporary, and an impairment writedown has not been recorded. The unrealized loss for the mutual fund that has been in an unrealized loss position for more than 12 months is due to market valuation of the underlying equity securities. The Company purchased the investment in this mutual fund in 2000. Subsequent to this purchase, the mutual fund has seen its valuation change several times to both unrealized gains and unrealized losses. Management believes that the value of the mutual fund, whose market value was increasing during 2003, will return to a level above the Company’s cost basis, and the Company will recover all amounts invested. Therefore, the unrealized loss is considered to be temporary, and an impairment writedown has not been recorded. There are 47 securities with unrealized losses for less than 12 months, and 2 securities with unrealized losses for more than 12 months.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due in one year or less	$21,246	$22,292
Due after one year through five years	243	254
Due after five years through ten years	22,621	22,756
Due after ten years	10,968	11,014

Total other securities	55,078	56,316
Mortgage-backed securities	479,238	479,393

Total securities available for sale	$534,316	$535,709

The amortized cost and estimated fair value of the Company’s securities classified as available for sale at December 31, 2002 were as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. Treasury and government agencies	$15,376	$15,609	$233	$—
Corporate debt securities	1,700	2,252	552	—
Mutual funds	19,535	19,412	99	222
Other	1,853	2,456	645	42

Total other securities	38,464	39,729	1,529	264

FNMA	114,103	116,983	2,882	2
REMIC and CMO	57,049	57,590	619	78
FHLMC	46,468	47,153	691	6
GNMA	94,302	97,529	3,227	—

Total mortgage-backed securities	311,922	319,255	7,419	86

Total securities available for sale	$350,386	$358,984	$8,948	$350

For the year ended December 31, 2003, gross gains of $547,000 and losses of $541,000 were realized on sales of securities available for sale. For the year ended December 31, 2002, gross gains of $423,000 and losses of $424,000 were realized on sales of securities available for sale.  In addition, an impairment writedown of $4,429,000 was recorded during the year ended December 31, 2002. For the year ended December 31, 2001, gross gains of $179,000 and losses of $85,000 were realized on sales of securities available for sale.

7. Deposits

Total deposits at December 31, 2003 and 2002, and the weighted average rate on deposits at December 31, 2003, are as follows:

	2003	2002	Weighted Average Rate 2003

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$593,760	$543,330	3.48%
Passbook savings accounts	216,988	213,572	0.50
Money market accounts	263,621	170,029	1.96
NOW accounts	42,809	39,795	0.50

Total interest-bearing depositors	1,117,178	966,726
Non-interest bearing demand deposits	41,397	35,287

Total due to depositors	1,158,575	1,002,013
Mortgagors’ escrow deposits	11,334	9,812	0.40

Total deposits	$1,169,909	$1,011,825

The aggregate amount of time deposits with denominations of $100,000 or more was $124,191,000 and $100,926,000 at December 31, 2003 and 2002, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Certificate of deposit accounts	$20,835	$21,640	$23,062
Passbook savings accounts	1,611	3,147	3,767
Money market accounts	4,758	3,039	2,309
NOW accounts	257	321	504

Total due to depositors	27,461	28,147	29,642
Mortgagors’ escrow deposits	60	57	69

Total interest expense on deposits	$27,521	$28,204	$29,711

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2003	2002

	(In thousands)
Within 12 months	$258,059	$258,543
12 months to 24 months	144,970	111,388
24 months to 36 months	44,653	86,259
36 months to 48 months	64,587	18,703
48 months to 60 months	64,904	60,255
Over 60 months	16,587	8,182

Total certificate of deposit accounts	$593,760	$543,330

8. Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2003		2002

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Repurchase agreements – adjustable rate:
Due in 2010	$25,000	0.93%	—	—

Repurchase agreements – fixed rate:
Due in 2005	20,900	4.01	$10,900	6.36%
Due in 2006	33,000	3.93	18,000	4.96
Due in 2007	60,000	5.25	60,000	5.25
Due in 2009	25,000	5.52	25,000	5.52

Total repurchase agreements – fixed rate	138,900	4.80	113,900	5.37

Total repurchase agreements	163,900	4.21	113,900	5.37

FHLB-NY advances – adjustable rate:
Due in 2003	—	—	25,000	5.50
Due in 2004	50,000	1.89	50,000	2.54
Due in 2006	10,000	1.71	—	—
Due in 2007	35,000	2.11	20,000	3.15

Total FHLB-NY advances – adjustable rate	95,000	1.95	95,000	3.45

FHLB-NY advances – fixed rate:
Due in 2003	—	—	85,000	6.12
Due in 2004	74,000	3.90	49,000	5.33
Due in 2005	20,000	1.51	—	—
Due in 2006	40,000	4.64	35,000	4.93
Due in 2007	35,000	5.32	25,000	6.15
Due in 2008	60,000	3.56	30,000	3.85
Due in 2009	30,000	3.07	—	—
Due in 2010	40,000	7.30	40,000	7.30
Due in 2011	242	7.34	264	7.34

Total FHLB-NY advances – fixed rate	299,242	4.31	264,264	5.74

Total FHLB-NY advances	394,242	3.74	359,264	5.13

Other borrowings – adjustable rate:
Due in 2032	20,000	4.80	20,000	5.43

Total borrowings	$578,142	3.91%	$493,164	5.20%

As part of the Company’s strategy to finance investment opportunities and manage its cost of funds, the Company enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the consolidated financial statements.  The securities underlying the agreements were delivered to the broker-dealers or the FHLB-NY who arranged the transaction. The securities remain registered in the name of the Company and are returned upon the maturity of the agreement. The Company retains the right of substitution of collateral throughout the terms of the agreements.  All the repurchase agreements are collateralized by mortgage-backed securities.  Information relating to these agreements at or for the years ended December 31 is as follows:

	2003	2002

	(Dollars in thousands)
Book value of collateral	$161,617	$111,634
Estimated fair value of collateral	161,617	111,634
Average balance of outstanding agreements during the year	121,338	108,514
Maximum balance of outstanding agreements at a month end during the year	163,900	113,900
Average interest rate of outstanding agreements during the year	5.20%	5.58%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The Holding Company also has a trust formed under the laws of the State of Delaware for the purpose of issuing capital and common securities and investing the proceeds thereof in junior subordinated debentures of the Holding Company. On July 11, 2002, the Trust issued $20.0 million of floating rate capital securities. The capital securities have a maturity date of October 7, 2032, are callable at par on July 7, 2007 and every quarter thereafter, and pay cumulative cash distributions at a floating per annum rate of interest, reset quarterly, equal to 3.65% over 3-month LIBOR, with an initial rate of 5.51387%.  The rate was 4.80% at December 31, 2003. A rate cap of 12.50% is effective through October 7, 2007. The Holding Company has guaranteed the payment of the Trust’s obligations under these capital securities.

9. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Trust and FPFC, which file separate Federal, New York State and New York City income tax returns as a trust and real estate investment trust, respectively.  A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carryforwards.  A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized.  The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income”, “alternative entire net income”, “taxable assets” or a minimum tax. For each of the years ended December 31, 2003, 2002 and 2001, the Company’s state and city tax was based on “alternative entire net income”.

Income tax provisions (benefits) are summarized as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Federal:
Current	$9,679	$9,174	$7,350
Deferred	820	(927)	(105)

Total federal tax provision	10,499	8,247	7,245

State and Local:
Current	2,020	1,652	1,387
Deferred	1,025	68	237

Total state and local provision	3,045	1,720	1,624

Total income tax provision	$13,544	$9,967	$8,869

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.5%, 38.0% and 37.3% for the years ended December 31, 2003, 2002 and 2001, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2003		2002		2001

	(Dollars in thousands)
Taxes at federal statutory rate	$12,328	35.0%	$9,181	35.0%	$8,329	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,979	5.6	1,118	4.3	1,056	4.5
Other	(763)	(2.1)	(332)	(1.3)	(516)	(2.2)

Taxes at effective rate	$13,544	38.5%	$9,967	38.0%	$8,869	37.3%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Income from operations	$13,544	$9,967	$8,869
Equity:
Change in fair value of securities available for sale	(3,314)	2,385	1,684
Adjustment required to recognize minimum pension liability	(22)	(221)	—
Compensation expense for tax purposes in excess of that recognized for financial reporting purposes	(3,331)	(1,366)	(1,281)

Total income taxes	$6,877	$10,765	$9,272

The components of the net deferred tax asset are as follows at December 31:

	2003	2002

	(In thousands)
Deferred tax asset:
Postretirement benefits	$2,143	$1,923
Impairment writedown	—	1,849
Allowance for loan losses	—	206
Minimum pension liability	243	221
Other	270	237

Deferred tax asset	2,656	4,436

Deferred tax liabilities:
Unrealized gains on securities available for sale	641	3,955
Allowance for loan losses	95	—
Depreciation	22	64
Other	4	14

Deferred tax liability	762	4,033

Net deferred tax asset included in other assets	$1,894	$403

The Company has recorded a net deferred tax asset of $1,894,000. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2003 and 2002.

10. Benefit Plans

Defined Contribution Plans:

The Company maintains a profit sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all employees. Annual contributions are at the discretion of the Company’s Board of Directors, but not to exceed the maximum amount allowable under the Internal Revenue Code. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. Contributions to the profit sharing plan are determined at the end of each year. Contributions by the Bank into the 401(k) plan vest 20% per year over a five-year period beginning after the employee has completed one year of service. Contributions into the profit sharing plan vest 20% per year over the employee’s first five years of service. Compensation expense recorded by the Company for these plans amounted to $738,000, $679,000 and $619,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2003, the loan had an outstanding balance of $4,957,000, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2003, 2002 and 2001, the Company funded $649,000, $597,000 and $545,000, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2003	2002

Shares owned by Employee Benefit Trust, beginning balance	1,816,344	1,869,355
Shares released and allocated	(37,287)	(53,011)

Shares owned by Employee Benefit Trust, ending balance	1,779,057	1,816,344

Market value of unallocated shares	$32,521,162	$19,832,055

Restricted Stock Plan:

The 1996 Restricted Stock Incentive Plan (“Restricted Stock Plan”) became effective on May 21, 1996 after adoption by the Board of Directors and approval by stockholders. The aggregate number of shares of common stock which may be issued under the Restricted Stock Plan, as amended, may not exceed 1,225,687 shares to employees, and 394,312 shares to outside directors, for a total of 1,619,999 shares. Lapsed, forfeited or canceled awards and shares withheld from an award to satisfy tax obligations will not count against these limits, and will be available for subsequent grants. The shares distributed under the Restricted Stock Plan may be shares held in treasury or authorized but unissued shares. The following table summarizes certain activity for the Restricted Stock Plan, after giving effect to the three-for-two common stock split distributed in the form of a stock dividend on December 15, 2003, for the years ended December 31:

	2003	2002	2001

Shares available for future Restricted Stock Awards at beginning of year	417,768	497,777	357,304
Shares authorized for Restricted Stock Awards	—	—	202,500
Restricted Stock Awards	(81,783)	(103,608)	(118,008)
Restricted shares repurchased to satisfy tax obligations	30,855	20,329	52,831
Forfeitures	6,285	3,270	3,150

Shares available for future Restricted Stock Awards at end of year	373,125	417,768	497,777

The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control. Compensation expense for the Restricted Stock Plan is measured based on the Company’s common stock price on the grant date, and is recognized over the service period based on the vesting period Total restricted stock award expense in 2003, 2002 and 2001 was $976,000, $751,000 and $810,000, respectively.

Stock Option Plan:

The 1996 Stock Option Incentive Plan (“Stock Option Plan”) became effective on May 21, 1996 after adoption by the Board of Directors and approval by stockholders. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, nonstatutory stock options, and limited stock appreciation rights granted in tandem with such options. The aggregate number of shares of common stock which may be issued under the Stock Option Plan, as amended, with respect to options granted to employees may not exceed 3,623,905 shares, and with respect to options granted to outside directors may not exceed 1,672,030 shares, for a total of 5,295,935 shares. Lapsed, forfeited or canceled options will not count against these limits and will be available for subsequent grants. However, the cancellation of an option upon exercise of a related stock appreciation right will count against these limits. Options with respect to more than 253,125 shares of common stock may not be granted to any employee in any calendar year. The shares distributed under the Stock Option Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control. The following table summarizes certain information regarding the Stock Option Plan after giving effect to the three-for-two common stock splits distributed in the form of a stock dividend on December 15, 2003 and August 30, 2001.

	Shares Underlying Options	Weighted Average Exercise Price

Balance outstanding December 31, 2000	2,759,726	$5.20
Granted	522,900	$10.00
Exercised	(382,087)	$5.04
Forfeited	(8,550)	$8.93

Balance outstanding December 31, 2001	2,891,989	$6.08
Granted	412,500	$12.46
Exercised	(389,500)	$4.88
Forfeited	(7,290)	$8.82

Balance outstanding December 31, 2002	2,907,699	$7.14
Granted	268,050	$13.55
Exercised	(853,685)	$5.22
Forfeited	(27,795)	$9.00

Balance Outstanding December 31, 2003	2,294,269	$8.58

Shares available for future stock option awards at December 31, 2003	1,090,365

The following table summarizes information about the Stock Option Plan at December 31, 2003:

	Options Outstanding		Options Exercisable

Exercise Prices	Number Outstanding At 12/31/03	Weighted Average Remaining Contractual Life	Number Exercisable At 12/31/03	Weighted Average Exercise Price

$4.81	717,649	2.4 years	717,649	$4.81
$ 5.00 - $ 8.00	540,420	5.4 years	379,905	$6.52
$ 8.01 - $11.00	365,400	7.5 years	186,750	$10.70
$11.01 - $15.00	670,800	8.8 years	107,190	$12.52

$ 4.81 - $15.00	2,294,269	5.8 years	1,391,494	$6.66

There were 1,922,938 options exercisable at a weighted average exercise price of $5.45 at December 31, 2002, and 2,090,409 options exercisable at a weighted average exercise price of $5.01 at December 31, 2001.

11. Pension and Other Postretirement Benefit Plans

Employee Pension Plan:

The Bank has a funded noncontributory defined benefit pension plan covering substantially all of its employees (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service that produces the highest average. The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company uses a September 30 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2003	2002

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,329	$9,927
Service cost	554	452
Interest cost	754	695
Actuarial loss	681	738
Benefits paid	(475)	(495)
Plan amendments	—	12

Projected benefit obligation at end of year	12,843	11,329

Change in plan assets:
Market value of assets at beginning of year	10,112	9,215
Actual return on plan assets	1,195	(1,136)
Employer contributions	780	2,528
Benefits paid	(475)	(495)

Market value of plan assets at end of year	11,612	10,112

Funded status	(1,231)	(1,217)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	4,193	3,638
Prior service cost not yet recognized in periodic pension cost	(13)	(37)

Prepaid pension cost included in other assets	$2,949	$2,384

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2003	2002

Weighted average discount rate	6.25%	6.50%
Rate of increase in future compensation levels	3.50%	4.00%
Expected long-term rate of return on assets	8.50%	8.50%

The amounts shown above as prepaid pension cost are the only amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2003 and 2002. The accumulated benefit obligation for the Retirement Plan was $12,843,000 and $11,329,000 at December 31, 2003 and 2002, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Service cost	$554	$452	$396
Interest cost	754	695	683
Amortization of past service liability	(24)	(24)	(24)
Amortization of unrecognized (gain) loss	18	—	(116)
Expected return on plan assets	(1,087)	(947)	(986)

Net pension expense (benefit)	$215	$176	$(47)

Assumptions used to develop periodic pension benefit expense (benefit) for the Retirement Plan for the years ended December 31 were:

	2003	2002	2001

Weighted average discount rate	6.50%	7.25%	8.00%
Rate of increase in future compensation levels	4.00%	4.50%	5.50%
Expected long-term rate of return on assets	8.50%	9.00%	9.00%

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Retirement Plan’s target allocation, the expected rate of return is determined to be 8.5%, which is roughly the midpoint of the range of expected return.

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2003	2002

Equity securities	67%	62%
Debt securities	33%	38%
Other	0%	0%

Retirement Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the “RSI Trust”), a no load series open-end mutual fund. In addition, a small portion of the assets (less than 1.0%) is invested in RS Group common stock. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the RSI Trust’s prospectus. The RSI Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the RSI Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan’s current liability is underfunded under the Guidelines, the bond fund portion may be temporarily increased up to 50% in order to lessen asset value volatility. When the plan’s current liability is no longer underfunded, the bond fund portion generally will be decreased back to 35%. The plan’s current liability is measured based on current service and compensation levels with no projections into the future. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the Retirement Plan by exceeding the rate of inflation over the long-term. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the RSI Trust’s funds and the diversification within each fund.

The Bank expects to contribute $0.9 million to its Retirement Plan in 2004.

Outside Director Pension Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each outside director who has at least five years of service as an outside director and whose years of service as an outside director plus age equal or exceed 55. Benefits are also payable to an outside director whose status as an outside director terminates because of death or disability or who is an outside director upon a change of control (as defined in the Directors’ Plan). Any person who becomes an outside director after January 1, 2004 will not be eligible to participate in the Directors’ Plan. An eligible director will be paid an annual retirement benefit equal to the last annual retainer paid, plus fees paid to such director for attendance at Board meetings of the Holding Company or the Bank during the twelve-month period prior to retirement, but not more than $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as an outside director or 120 months. In the event of a termination of Board service due to a change of control, an outside director who has completed at least two years of service as an outside director will receive a cash lump sum payment equal to 120 months of benefit, and an outside director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as an outside director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2003	2002

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,518	$2,508
Service cost	40	38
Interest cost	20	32
Actuarial loss	73	—
Benefits paid	(76)	(60)
Plan amendments	—	—

Projected benefit obligation at end of year	2,575	2,518

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	76	60
Benefits paid	(76)	(60)

Market value of plan assets at end of year	—	—

Funded status	(2,575)	(2,518)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	544	475
Prior service cost not yet recognized in periodic pension cost	544	663
Adjustment required to recognize minimum liability	(1,063)	(1,123)

Accrued pension cost included in other liabilities	$(2,550)	$(2,503)

The accumulated benefit obligation for the Directors’ Plan was $2,575,000 and $2,518,000 at December 31, 2003 and 2002, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2003	2002	2001

	(In thousands)
Service cost	$40	$38	$27
Interest cost	20	32	11
Amortization of unrecognized loss	14	14	—
Amortization of past service liability	119	119	119

Net pension expense	$193	$203	$157

Assumptions used to determine benefit obligations and periodic pension benefit expense (benefit) for the Directors’ Plan for the years ended December 31 were:

	2003	2002	2001

Weighted average discount rate	6.25%	6.50%	7.25%
Rate of increase in future compensation levels	0.00%	0.00%	0.00%

Included in other comprehensive income is the change in the minimum liability for the Directors’ Plan. The amount included in other comprehensive income, on a pre-tax basis, is a reduction in the liability of $60,000 for the year ended December 31, 2003, and an increase in the liability of $1,123,000 for the year ended December 31, 2002.

The Bank expects to contribute $0.1 million to its Directors’ Plan in 2004.

Amounts recognized for the Directors’ Plan in the Consolidated Statements of Financial Position consist of:

	2003	2002

	(In thousands)
Accrued benefit	$(2,550)	$(2,503)
Intangible asset	544	663
Accumulated other comprehensive income	276	254

Net amount recognized	$(1,730)	$(1,586)

Other Postretirement Benefit Plans:

The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service and their spouses. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees will be required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2003, the Company has not funded these plans. The Company uses a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2003	2002

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,423	$2,164
Service cost	152	98
Interest cost	218	153
Actuarial (gain) loss	(37)	1,131
Benefits paid	(182)	(123)
Plan amendments	—	—

Projected benefit obligation at end of year	3,574	3,423

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	182	123
Benefits paid	(182)	(123)

Market value of plan assets at end of year	—	—

Funded status	(3,574)	(3,423)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	1,008	1,118
Prior service cost not yet recognized in periodic pension cost	(266)	(397)

Accrued postretirement cost included in other liabilities	$(2,832)	$(2,702)

The amounts shown above as accrued postretirement cost are the only amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2003 and 2002. The accumulated benefit obligation for the Postretirement Plans was $3,574,000 and $3,423,000 at December 31, 2003 and 2002, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2003	2002	2001

Rate of return on plan assets	NA	NA	NA
Discount rate	6.25%	6.50%	7.25%
Rate of increase in health care costs
Initial	10.00%	9.00%	9.00%
Ultimate (year 2010)	3.75%	4.50%	4.50%
Annual rate of salary increases for life insurance	3.25%	4.00%	4.50%

The resulting net periodic postretirement benefit expense consisted of the following components for the years ended December 31:

	2003	2002	2001

	(In thousands)
Service cost	$152	$98	$79
Interest cost	218	153	174
Amortization of unrecognized loss	61	—	—
Amortization of past service liability	(131)	(130)	(131)

Net postretirement benefit expense	$300	$121	$122

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease

	(In thousands)
Effect on postretirement benefit obligation	$340	$(279)
Effect on total service and interest cost	43	(35)

The Company expects to contribute $140,000 to its Postretirement Plans in 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a Federal subsidy to employers whose plans provide an “actuarial equivalent” prescription drug benefit. While the Company believes its postretirement prescription drug benefit may qualify for this subsidy, detailed regulations necessary to implement and administer the Medicare Act have not as yet been issued.  Similarly, certain accounting issues raised by the Medicare Act are pending further discussion and resolution by the FASB, thereby reducing the ability of management to produce a sufficiently reliable measure of the effects of the Medicare Act for accounting purposes.

Consequently, and in accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, measures of the accumulated benefits obligation and net periodic postretirement benefit costs, as presented, do not reflect the effects of the Medicare Act on the plan. This election will continue to apply until authoritative guidance on the accounting for the Federal subsidy is issued, at which time a transition could result in a change to previously reported information.

12. Stockholders’ Equity

Dividend Restrictions:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2003, the Bank’s liquidation account was $5.4 million and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2003, the Bank had $39.3 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Split:

The Company declared a three-for-two stock split which was distributed on December 15, 2003 in the form of a stock dividend. This dividend was not paid on shares held in treasury.  Shares issued and outstanding for prior years have been restated to reflect this three-for-two stock split. Treasury share amounts have not been restated for prior years as the stock dividend was not paid on these shares.

Treasury Stock Transactions:

During 2003, the Holding Company repurchased 505,050 shares of its outstanding common stock on the open market under its stock repurchase programs. During 2003, 1,011,660 shares of Treasury Stock were used to pay the stock dividend discussed above. At December 31, 2003, as a result of using Treasury Stock to pay the stock dividend, there were no shares held as Treasury Stock.

13. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2003, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements. Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2003		December 31, 2002

	Amount	Percent of Assets	Amount	Percent of Assets

	(Dollars in thousands)
Tangible capital:
Capital level	$151,509	8.00%	$125,656	7.74%
Requirement	28,423	1.50%	24,344	1.50%
Excess	$123,086	6.50%	$101,312	6.24%
Leverage and Core (Tier I) capital:
Capital level	$151,509	8.00%	$125,656	7.74%
Requirement	56,846	3.00%	48,687	3.00%
Excess	$94,663	5.00%	$76,969	4.74%
Total risk-based capital:
Capital level	$158,062	15.12%	$132,237	14.27%
Requirement	83,655	8.00%	74,151	8.00%
Excess	$74,407	7.12%	$58,086	6.27%

14. Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments and lines of credit is represented by the contractual amounts of these instruments.

Commitments to extend credit (principally real estate mortgages) and lines of credit (principally construction loan and home equity loan lines of credit) amounted to approximately $54,273,000 and $24,479,000, respectively, at December 31, 2003. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

As of December 31, 2003, commitments to extend credit for fixed-rate real estate mortgages amounted to $10.3 million, with an average interest rate of 6.56%.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Trust issued $20.0 million of floating rate capital securities in July 2002. The Holding Company has guaranteed the payment of the Trust’s obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental

(In thousands)
Years ended December 31:
2004	$1,211
2005	1,194
2006	1,142
2007	517
2008	522
Thereafter	1,926

Total minimum payments required	$6,512

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2003, 2002 and 2001 was approximately $1,000,000, $936,000 and $715,000, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsels, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

15. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family and multi-family residential commercial real estate.

16. Disclosures About Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that the Company disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, deposits, securities, commitments to lend and other items as defined in SFAS No. 107.

Fair value estimates are supposed to represent estimates of the amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in a forced liquidation. However, in many instances current exchange prices are not available for many of the Company’s financial instruments, since no active market generally exists for a significant portion of the Bank’s financial instruments. Accordingly, the Company uses other valuation techniques to estimate fair values of its financial instruments such as discounted cash flow methodologies and other methods allowable under SFAS No. 107.

Fair value estimates are subjective in nature and are dependent on a number of significant assumptions based on management’s judgment regarding future expected loss experience, current economic condition, risk characteristics of various financial instruments, and other factors. In addition, SFAS No. 107 allows a wide range of valuation techniques; therefore, it may be difficult to compare the Company’s fair value information to independent markets or to other financial institutions’ fair value information.

The Company generally holds its earning assets, other than securities available for sale, to maturity and settles its liabilities at maturity. However, fair value estimates are made at a specific point in time and are based on relevant market information. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Accordingly, as assumptions change, such as interest rates and prepayments, fair value estimates change and these amounts may not necessarily be realized in an immediate sale.

SFAS No. 107 does not require disclosure about fair value information for items that do not meet the definition of a financial instrument or certain other financial instruments specifically excluded from its requirements. These items include core deposit intangibles and other customer relationships, premises and equipment, leases, income taxes, foreclosed properties and equity.

Further, SFAS No. 107 does not attempt to value future income or business. These items may be material and accordingly, the fair value information presented does not purport to represent, nor should it be construed to represent, the underlying “market” or franchise value of the Company.

The estimated fair value of each material class of financial instruments at December 31, 2003 and 2002 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, FHLB-NY stock, interest and dividends receivable, mortgagors’ escrow deposits and other liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities available for sale:

The estimated fair values of securities available for sale are contained in Note 6 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued.

Loans:

The estimated fair value of loans, with carrying amounts of $1,269,521,000 and $1,169,560,000 at December 31, 2003 and 2002, respectively, was $1,309,727,000 and $1,207,408,000 at December 31, 2003 and 2002, respectively.

Fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $1,158,575,000 and $1,002,013,000 at December 31, 2003 and 2002, respectively, was $1,128,123,000 and $1,018,495,000 at December 31, 2003 and 2002, respectively.

The fair values of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $578,142,000 and $493,164,000 at December 31, 2003 and 2002, respectively, was $595,301,000 and $524,480,000 at December 31, 2003 and 2002, respectively.

The fair value of borrowed funds is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements.

Other financial instruments:

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable).

At December 31, 2003 and 2002, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

17. Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which established guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity (“VIE”). A VIE exists either when the entity does not have sufficient equity at risk or lacks any one of three characteristics normally associated with a controlling financial interest. If an entity is considered a VIE, judgment and quantitative analysis typically is required to assess whether the company should consolidate the entity as the primary beneficiary. The company is considered the primary beneficiary when it has a variable interest that will absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R are effective for the first quarter of 2004.

          The Holding Company owns the Trust, a special purpose business trust formed to issue capital securities, which is subject to FIN 46 and FIN 46R. Prior to 2003, the Trust was consolidated. Under FIN 46R, based on management’s current interpretation, the Company expects that the Trust will be deconsolidated in the first quarter of 2004. Deconsolidation of the Trust is not expected to have a material impact on the Company’s financial statements.

          In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional disclosures about assets, obligations and cash flows of defined benefit pension and other postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, the Company has disclosed the required elements related to its defined benefit plans in Note 11 of its Notes to Consolidated Financial Statements.

18. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2003 and 2002 is presented below:

	2003				2002

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$29,077	$28,125	$27,693	$27,444	$27,260	$26,855	$26,678	$26,113
Interest expense	12,746	12,927	13,296	13,207	13,636	13,732	13,494	13,702

Net interest income	16,331	15,198	14,397	14,237	13,624	13,123	13,184	12,411
Provision for loan losses	—	—	—	—	—	—	—	—
Other operating income	1,370	1,662	1,648	1,605	1,543	1,476	(2,896)	1,386
Other operating expense	8,165	7,922	7,890	7,249	7,234	6,913	6,973	6,501

Income before income tax expense	9,536	8,938	8,155	8,593	7,933	7,686	3,315	7,296
Income tax expense	3,719	3,421	3,111	3,293	3,014	2,921	1,274	2,758

Net income	$5,817	$5,517	$5,044	$5,300	$4,919	$4,765	$2,041	$4,538

Basic earnings per share	$0.34	$0.32	$0.30	$0.32	$0.29	$0.28	$0.12	$0.25
Diluted earnings per share	$0.32	$0.31	$0.28	$0.30	$0.28	$0.26	$0.11	$0.24
Dividends per share	$0.073	$0.073	$0.067	$0.067	$0.060	$0.060	$0.060	$0.060
Average common shares outstanding for:
Basic earnings per share	17,137	17,104	17,055	16,792	16,887	17,236	17,533	17,955
Diluted earnings per share	17,948	17,815	17,773	17,500	17,611	18,105	18,461	18,811

19. Parent Company Only Financial Information

Earnings of the Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company’s investment, any dividends would reduce the Holding Company’s investment in the Bank, and any changes in the Bank’s unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company’s investment in the Bank. The condensed financial statements for the Holding Company at and for the years ended December 31, 2003 and 2002 are presented below:

	2003	2002

	(In thousands)
Condensed Statements of Financial Condition
Assets:
Cash and due from banks	$2,690	$9,976
Securities available for sale:
Mortgage-backed securities	—	—
Other securities	6,782	6,153
Interest receivable	10	30
Investment in subsidiaries	156,186	134,598
Other assets	2,590	1,821

Total assets	$168,258	$152,578

Liabilities:
Borrowings	$20,619	$20,619
Other liabilities	877	573

Total Liabilities	21,496	21,192

Stockholders’ equity:
Common stock	193	139
Additional paid-in capital	32,783	47,208
Treasury stock	—	(21,733)
Unearned compensation	(7,373)	(7,825)
Retained earnings	120,683	109,208
Accumulated other comprehensive income, net of taxes	476	4,389

Total equity	146,762	131,386

Total liabilities and equity	$168,258	$152,578

	2003	2002	2001

	(In thousands)
Condensed Statements of Income
Dividends from the Bank	—	—	$15,000
Interest income	$203	$333	438
Interest expense	(1,014)	(540)	—
Loss on sale of securities	(28)	—	—
Other operating expenses	(806)	(722)	(609)

Income before taxes and equity in undistributed earnings of subsidiary	(1,645)	(929)	14,829
Income tax benefit	780	457	127

Income before equity in undistributed earnings of subsidiary	(865)	(472)	14,956
Excess of dividends over current year earnings	—	—	(27)
Equity in undistributed earnings of the Bank	22,543	16,735	—

Net income	$21,678	$16,263	$14,929

	2003	2002	2001

	(In thousands)

Condensed Statements of Cash Flow

Operating activities:
Net income	$21,678	$16,263	$14,929
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(22,543)	(16,735)	27
Net decrease in operating assets and liabilities	(763)	(898)	(91)
Amortization of unearned premium, net of accretion of unearned discount	2	1	8
Unearned compensation, net	2,008	1,615	1,577

Net cash provided by operating activities	382	246	16,450

Investing activities:
Purchases of securities available for sale	(70)	(112)	(709)
Proceeds from sales and calls of securities available for sale	130	30	1,460
Investment in subsidiary	—	(619)	—

Net cash provided (used) by investing activities	60	(701)	751

Financing activities:
Purchase of treasury stock	(2,876)	(19,553)	(9,289)
Cash dividends paid	(4,852)	(4,238)	(3,824)
Proceeds from long term borrowing	—	20,619	—

Net cash used in financings activities	(7,728)	(3,172)	(13,113)

Net increase (decrease) in cash and cash equivalents	(7,286)	(3,627)	4,088
Cash and cash equivalents, beginning of year	9,976	13,603	9,515

Cash and cash equivalents, end of year	$2,690	$9,976	$13,603

Report of Independent Auditors

To the Board of Directors and Stockholders of
Flushing Financial Corporation:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Flushing Financial Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion.

/S/PRICEWATERHOUSECOOPERS LLP

New York, New York
January 27, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.Controls and Procedures.

          The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2004 (“Proxy Statement”) under the captions “Board Nominees”, “Continuing Directors” and “Executive Officers Who Are Not Directors” and is incorporated herein by this reference.

          Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at http://media.corporate-ir.net/media_files/NSD/FFIC/reports/codeofethics.pdf. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

          Audit Committee Financial Expert. The Board of Directors of the Company has determined that Louis C. Grassi, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K, and that he is independent as defined under applicable Nasdaq listing standards. Mr. Grassi is a certified public accountant and a certified fraud examiner.

Item 11. Executive Compensation.

          Information regarding executive compensation appears in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Information regarding security ownership of certain beneficial owners appears in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners” and is incorporated herein by this reference.

          Information regarding security ownership of management appears in the Proxy Statement under the caption “Stock Ownership of Management” and is incorporated herein by this reference.

          The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2003:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,294,269	$8.58	1,463,490	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,294,269	$8.58	1,463,490	(1)

(1)	Consists of 1,090,365 shares available for grant of stock options and 373,125 shares available for grant of restricted stock.

Item 13. Director Compensation and Related Party Transactions.

          Information regarding certain relationships and related transactions appears in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” and is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

          Information regarding fees paid to the Company’s independent auditor appears in the Proxy Statement under the caption “Schedule of Fees to Independent Auditors” and is hereby incorporated by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements

          The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2003 and 2002

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2003

•	Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2003

•	Notes to Consolidated Financial Statements

•	Report of Independent Auditors

     2. Financial Statement Schedules

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

(b) Reports on Form 8-K filed during the last quarter of fiscal 2003

          On October 24, 2003, the Company filed an 8-K announcing the release of its third quarter 2003 results of operations and financial condition.

          On October 24, 2003, the Company filed an 8-K announcing that Messrs. Michael J. Hegarty, President and CEO, and John R. Buran, Executive Vice President and COO, would be making a presentation to several institutional investors.

          On November 19, 2003, the Company filed an 8-K announcing its quarterly dividend of $0.11 per common share and a three-for-two stock split to be paid in the form of a stock dividend.

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement dated as of September 17, 1996 between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6) (12)

4.3	Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Corporation (incorporated by reference to Exhibit A to Exhibit 4.5) (12)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

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

10.12(a)

Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (An Indemnity Agreement substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(a) to the Company’s SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of James D. Bennett and Louis C. Grassi on September 29, 1998, with John J. McCabe on June 17, 2003, and with John R. Buran as amended on March 1, 2004.) (2)

10.12(b)

Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (An Indemnity Agreement substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(b) to the Company’s SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of John R. Buran, Robert L. Callicutt, and Francis W. Korzekwinski on January 22, 2001 (as amended on March 1, 2004), July 20, 1999, and July 20, 1999, respectively.) (2)

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

10.17
1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend)

10.18
1996 Stock Option Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Accountants

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004, which is to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual report.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 15, 2004.

FLUSHING FINANCIAL CORPORATION

By	/S/MICHAEL J. HEGARTY

Michael J. Hegarty President and CEO

POWER OF ATTORNEY

          We, the undersigned directors and officers of Flushing Financial Corporation (the “Company”) hereby severally constitute and appoint Michael J. Hegarty, John R. Buran and Monica C. Passick as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said Michael J. Hegarty or John R. Buran or Monica C. Passick may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said Michael J. Hegarty or John R. Buran or Monica C. Passick shall do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/MICHAEL J. HEGARTY	Director, President (Principal Executive Officer)	March 15, 2004

Michael J. Hegarty

/S/GERARD P. TULLY, SR.	Director, Chairman	March 15, 2004

Gerard P. Tully, Sr.

/S/MONICA C. PASSICK	Treasurer (Principal Financial and Accounting Officer)	March 15, 2004

Monica C. Passick

/S/JAMES D. BENNETT	Director	March 15, 2004

James D. Bennett

/S/JOHN R. BURAN	Director, Executive Vice President and Chief Operating Officer	March 15, 2004

John R. Buran

/S/LOUIS C. GRASSI	Director	March 15, 2004

Louis C. Grassi

/S/JOHN J. MCCABE	Director	March 15, 2004

John J. McCabe

/S/JOHN O. MEAD	Director	March 15, 2004

John O. Mead

/S/VINCENT F. NICOLOSI	Director	March 15, 2004

Vincent F. Nicolosi

/S/FRANKLIN F. REGAN, JR.	Director	March 15, 2004

Franklin F. Regan, Jr.

/S/JOHN E. ROE, SR.	Director	March 15, 2004

John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 15, 2004

Michael J. Russo

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement dated as of September 17, 1996 between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6) (12)

4.3	Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Corporation (incorporated by reference to Exhibit A to Exhibit 4.5) (12)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

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

10.12(a)

Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (An Indemnity Agreement substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(a) to the Company’s SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of James D. Bennett and Louis C. Grassi on September 29, 1998, with John J. McCabe on June 17, 2003, and with John R. Buran as amended on March 1, 2004.) (2)

10.12(b)

Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (An Indemnity Agreement substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(b) to the Company’s SEC Form 10-Q for the quarterly period ended September 30, 1996 was also entered into with each of John R. Buran, Robert L. Callicutt, and Francis W. Korzekwinski on January 22, 2001(as amended on March 1, 2004), July 20, 1999, and July 20, 1999, respectively.) (2)

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

10.17
1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend)

10.18
1996 Stock Option Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Accountants

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2004, which is to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual report.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.