Form 10-Q
period 2004-03-31
FLUSHING FINANCIAL CORP
filed 2004-05-07
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
                                                                        associated Preferred Stock Purchase Rights).

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

        The number of shares of the registrant’s Common Stock outstanding as of April 30, 2004 was 19,426,696.

i

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$22,057	$20,300
Securities available for sale:
Mortgage-backed securities	493,497	479,393
Other securities	54,244	56,316
Loans:
Multi-family residential	566,282	541,837
Commercial real estate	312,358	290,332
One-to-four family - mixed-use property	252,873	226,225
One-to-four family - residential	170,073	178,474
Co-operative apartment	3,529	3,729
Construction	26,574	23,622
Small Business Administration	5,072	4,931
Commercial business and other	4,919	4,894
Unearned loan fees and deferred costs, net	2,513	2,030
Allowance for loan losses	(6,547)	(6,553)

Net loans	1,337,646	1,269,521
Interest and dividends receivable	9,195	8,647
Real estate owned, net	--	--
Bank premises and equipment, net	6,136	6,380
Federal Home Loan Bank of New York stock	24,712	24,462
Goodwill	3,905	3,905
Other assets	43,074	41,827

Total assets	$1,994,466	$1,910,751

LIABILITIES
Due to depositors:
Non-interest bearing	$46,734	$41,397
Interest-bearing:
Certificate of deposit accounts	607,158	593,760
Passbook savings accounts	217,267	216,988
Money market accounts	304,024	263,621
NOW accounts	41,454	42,809

Total interest-bearing deposits	1,169,903	1,117,178
Mortgagors' escrow deposits	20,862	11,334
Borrowed funds	583,755	578,142
Other liabilities	18,529	15,938

Total liabilities	1,839,783	1,763,989

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	--	--
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,419,446 shares issued and 19,374,446 shares outstanding at March 31, 2004; 19,290,601 shares issued and outstanding at December 31, 2003)	194	193
Additional paid-in capital	33,930	32,783
Treasury stock, at average cost (45,000 shares and none at March 31, 2004 and December 31, 2003, respectively)	(835)	--
Unearned compensation	(6,149)	(7,373)
Retained earnings	124,447	120,683
Accumulated other comprehensive income, net of taxes	3,096	476

Total stockholders' equity	154,683	146,762

Total liabilities and stockholders' equity	$1,994,466	$1,910,751

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	For the three months
	ended March 31,
(In thousands, except per share data)	2004	2003
	(Unaudited)
Interest and dividend income
Interest and fees on loans	$23,555	$23,234
Interest and dividends on securities:
Interest	5,423	4,091
Dividends	87	34
Other interest income	40	85

Total interest and dividend income	29,105	27,444

Interest expense
Deposits	7,008	6,936
Other interest expense	5,686	6,271

Total interest expense	12,694	13,207

Net interest income	16,411	14,237
Provision for loan losses	--	--

Net interest income after provision for loan losses	16,411	14,237

Non-interest income
Other fee income	898	822
Net gain on sales of securities and loans	92	46
Other income	486	737

Total non-interest income	1,476	1,605

Non-interest expense
Salaries and employee benefits	5,148	3,827
Occupancy and equipment	861	667
Professional services	790	691
Data processing	529	410
Depreciation and amortization	357	256
Other operating expenses	1,604	1,398

Total non-interest expense	9,289	7,249

Income before income taxes	8,598	8,593

Provision for income taxes
Federal	2,692	2,572
State and local	661	721

Total provision for income taxes	3,353	3,293

Net income	$5,245	$5,300

Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$2,620	$(97)
Reclassification adjustments for (gains) losses included in income	--	15

Net unrealized holding gains (losses)	2,620	(82)

Comprehensive net income	$7,865	$5,218

Basic earnings per share	$0.30	$0.32
Diluted earnings per share	$0.29	$0.30
Dividends per share	$0.08	$0.067

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the three months
	ended March 31
(In thousands)	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,245	$5,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	357	256
Net loss on sales of securities	--	28
Net gain on sales of loans	(92)	(74)
Amortization of unearned premium, net of accretion of unearned discount	533	708
Deferred income tax benefit	(711)	(120)
Deferred compensation	418	153
Origination of loans held for sale	941	5,016
Proceeds from sale of loans originated for sale	(941)	(5,016)
Net decrease in other assets and liabilities	(521)	(1,174)
Unearned compensation	1,242	348

Net cash provided by operating activities	6,471	5,425

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(113)	(241)
Net purchases of Federal Home Loan Bank shares	(250)	(250)
Purchases of securities available for sale	(45,629)	(131,978)
Proceeds from sales and calls of securities available for sale	12,586	72
Proceeds from maturities and prepayments of securities available for sale	25,961	40,628
Proceeds from sale of non-performing loans	--	3,502
Net originations and repayment of loans	(68,042)	(17,611)
Purchases of loans	--	(619)

Net cash used by investing activities	(75,487)	(106,497)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	5,337	5,742
Net increase in interest-bearing deposits	52,725	59,385
Net increase in mortgagors' escrow deposits	9,528	6,287
Net decrease in short-term borrowed funds	(25,000)	--
Proceeds from long-term borrowed funds	50,000	15,000
Repayment of long-term borrowed funds	(20,006)	(15,005)
Purchases of treasury stock	(1,171)	(776)
Proceeds from issuance of common stock upon exercise of stock options	771	358
Cash dividends paid	(1,411)	(1,140)

Net cash provided by financing activities	70,773	69,851

Net increase (decrease) in cash and cash equivalents	1,757	(31,221)
Cash and cash equivalents, beginning of period	20,300	47,619

Cash and cash equivalents, end of period	$22,057	$16,398

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$12,628	$13,054
Income taxes paid	328	489
Non-cash activities:
Securities purchased not yet settled	--	10,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)

For the three months ended
(In thousands, except share data)	March 31, 2004
Common Stock
Balance, beginning of period	$193
Issuance upon the exercise of stock options (128,845 common shares)	1

Balance, end of period	$194

Additional Paid-In Capital
Balance, beginning of period	$32,783
Award of shares released from Employee Benefit Trust (1,172 common shares)	18
Options exercised (101,625 shares)	504
Tax benefit from compensation expense in excess of that recognized for financial reporting purposes	625

Balance, end of period	$33,930

Treasury Stock
Balance, beginning of period	$--
Purchases of common shares outstanding (60,079 common shares)	(1,121)
Repurchase of restricted stock awards (2,701 common shares)	(50)
Options exercised (17,780 common shares)	336

Balance, end of period	$(835)

Unearned Compensation
Balance, beginning of period	$(7,373)
Restricted stock award expense	1,082
Release of shares from Employee Benefit Trust (41,788 common shares)	142

Balance, end of period	$(6,149)

Retained Earnings
Balance, beginning of period	$120,683
Net income	5,245
Options exercised (45,000 common shares)	(70)
Cash dividends declared and paid	(1,411)

Balance, end of period	$124,447

Accumulated Other Comprehensive Income
Balance, beginning of period	$476
Change in net unrealized gain, net of taxes of approximately $2,231 on securities available for sale	2,620

Balance, end of period	$3,096

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

1.     Basis of Presentation

The primary business of Flushing Financial Corporation (the "Holding Company") is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). The consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company and the Bank, but reflects principally the Bank's activities.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

2.     Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.     Earnings Per Share

Basic earnings per share for the three month periods ended March 31, 2004 and 2003 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock awards during the period. Earnings per share has been computed based on the following:

	Three months ended
	March 31,
(Amounts in thousands, except per share data)	2004	2003
Net income	$5,245	$5,300
Divided by:
Weighted average common shares outstanding	17,377	16,792
Weighted average common stock equivalents	786	708
Total weighted average common shares and common stock equivalents	18,163	17,500
Basic earnings per share	$0.30	$0.32
Diluted earnings per share	$0.29	$0.30
Dividends per share	$0.08	$0.067
Dividend payout ratio	26.67%	21.28%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. There were no common stock equivalents considered antidilutive for the three months ended March 31, 2004. For the three months ended March 31, 2003, options to purchase 409,425 shares, at an average exercise price of $12.47, and unvested restricted stock awards of 102,487 shares, at an average price of $12.41, were not included in the computation of diluted earnings per share.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

4.     Stock Compensation Plans

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Stock Option Plan. Compensation expense is recognized in the financial statements primarily for restricted stock awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to all stock-based employee compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options vest over several years and additional option grants may be made each year.

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Net income, as reported	$5,245	$5,300
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	656	141
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,601)	(287)

Pro forma net income	$4,300	$5,154

Basic earnings per share:
As reported	$0.30	$0.32
Pro forma	$0.25	$0.31
Diluted earnings per share:
As reported	$0.29	$0.30
Pro forma	$0.24	$0.29

There were no stock option grants in either of the three-month periods ended March 31, 2004 and 2003.

The three months ended March 31, 2004 includes a charge to earnings, on an after-tax basis, of $0.5 million or $0.03 per diluted share, relating to an adjustment of compensation expense for certain of the Company's restricted stock awards to reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility. This amount is included above in stock-based employee compensation expense.

In addition, the three months ended March 31, 2004 includes, in the deduction for stock-based employee compensation determined under fair value method, a net after-tax charge of $0.8 million, or $0.04 per diluted share, relating to an adjustment of the Company's stock option grants to reflect that certain participants under the plan have reached, or are close to reaching, retirement eligibility.

5.     Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which established guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity ("VIE"). A VIE exists either when the entity does not have sufficient equity at risk or lacks any one of three characteristics normally associated with a controlling financial interest. If an entity is considered a VIE, judgment and quantitative analysis typically is required to assess whether the company should consolidate the entity as the primary beneficiary. The company is considered the primary beneficiary when it has a variable interest that will absorb a majority of an entity's expected losses, receive a majority of an entity's expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R are effective for the first quarter of 2004.

The Holding Company owns Flushing Financial Capital Trust I (the "Trust"), a special purpose business trust formed to issue capital securities, which is subject to FIN 46 and FIN 46R. Prior to 2004, the Trust was consolidated. Under FIN 46R, the Company has deconsolidated the Trust, effective with the first quarter of 2004. Deconsolidation of the Trust has not had a material impact on the Company's financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

6.     Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
	2004	2003
	(In thousands)
Employee Pension Plan:
Service cost	$155	$139
Interest cost	197	189
Amortization of unrecognized loss	20	5
Amortization of past service liability	(3)	(6)
Expected return on plan assets	(292)	(272)

Net employee pension expense	$77	$55

Outside Director Pension Plan:
Service cost	$19	$10
Interest cost	12	5
Amortization of unrecognized loss	4	3
Amortization of past service liability	35	30

Net outside director pension expense	$70	$48

Other Postretirement Benefit Plans:
Service cost	$41	$38
Interest cost	55	55
Amortization of unrecognized loss	13	15
Amortization of past service liability	(33)	(33)

Net other postretirement benefit expense	$76	$75

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute $0.9 million, $0.1 million and $0.1 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2004. As of March 31, 2004, the Company has contributed $25,000 to the Outside Director Plan and $26,000 to the Other Postretirement Benefit Plans. As of March 31, 2004, the Company has not made a contribution to the Employee Pension Plan for the year ending December 31, 2004. As of March 31, 2004, the Company has not revised its expected contributions for the year ending December 31, 2004 for any of these plans.

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

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business and consumer loans.

The Company's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company's interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY ("FHLB-NY") stock and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. However, the Company has not recorded a provision for possible loan losses since 1999. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential" or "continue" or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2004 AND 2003

General. Diluted earnings per share decreased $0.01, or 3.3%, to $0.29 for the three months ended March 31, 2004 from $0.30 for the three months ended March 31, 2003. Net income decreased $0.1 million, or 1.0%, to $5.2 million for the three months ended March 31, 2004 from $5.3 million for the three months ended March 31, 2003. The return on average assets was 1.07% for the three months ended March 31, 2004 and 1.25% for the three months ended March 31, 2003, while the return on average equity was 14.17% for the three months ended March 31, 2004 and 16.15% for the three months ended March 31, 2003.

The first quarter of 2004 includes a charge to earnings of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share, relating to an adjustment of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits to reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility. Although this adjustment relates to prior periods, the amount of the charge attributable to any prior year would not have been material to the Company's financial condition or results of operations as reported for that year.

Interest Income. Total interest and dividend income increased $1.7 million, or 6.1%, to $29.1 million for the three months ended March 31, 2004 from $27.4 million for the three months ended March 31, 2003. This increase was primarily the result of a $271.7 million increase in the average balance of interest-earning assets for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The average balance of each of mortgage loans, net, mortgage-backed securities and other securities increased $121.2 million, $144.8 million and $16.4 million, respectively, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. These increases were partially offset by an $11.7 million decrease in the average balance of interest earning deposits and federal funds sold for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The yield on interest-earning assets declined 66 basis points to 6.28% for the three months ended March 31, 2004 from 6.94% for the three months ended March 31, 2003. This decrease is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the yield on assets during the first quarter of 2004. We continued our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that has occurred during the current quarter and prior two years. The Bank's existing borrowers have been refinancing their higher costing mortgage loans at lower rates, which has resulted in a decrease on the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. However, the increase in the lower-yielding mortgage-backed securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense. Interest expense decreased $0.5 million, or 3.9%, to $12.7 million for the three months ended March 31, 2004 from $13.2 million for the three months ended March 31, 2003, primarily due to a 62 basis point decline in the cost of interest-bearing liabilities to 2.91% in the three months ended March 31, 2004 from 3.53% in the three months ended March 31, 2003. This decrease was partially offset by a $250.5 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds in the first quarter of 2004. This was coupled with an increase in the average balance of lower costing core deposits. This marks the fourteenth consecutive quarter that the cost of funds has declined.

Net Interest Income. For the three months ended March 31, 2004, net interest income increased $2.2 million, or 15.3%, to $16.4 million from $14.2 million in the three months ended March 31, 2003. This increase in net interest income is primarily due to a $271.7 million increase in the average balance of interest-earning assets, partially offset by a four basis point decrease in the net interest spread. The net interest margin decreased six basis points to 3.54% for the three months ended March 31, 2004 from 3.60% for the three months ended March 31, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended March 31, 2004 and 2003. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended March 31, 2004 and 2003.

Non-Interest Income. Non-interest income decreased $0.1 million to $1.5 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. Loan and banking service fees increased $0.1 million in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. This increase was more than offset by the reduction in dividends on FHLB-NY stock, which decreased $0.2 million for the quarter ended March 31, 2004 from the quarter ended March 31, 2003.

Non-Interest Expense. Non-interest expense was $9.3 million for the three months ended March 31, 2004, an increase of $2.0 million, or 28.1%, from $7.2 million for the three months ended March 31, 2003. Salaries and employee benefits and other operating expenses increased $0.9 million and $0.2 million, respectively, as a result of the adjustment to amortization of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits. The remaining increase from the prior year period is primarily attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services and, in the fourth quarter of 2003, the opening of a new branch in Astoria, Queens. Management continues to monitor expenditures resulting in efficiency ratios of 51.9% and 45.7% for the three-month periods ended March 31, 2004 and 2003, respectively.

Income before Income Taxes. Income before the provision for income taxes was $8.6 million for each of the three-month periods ended March 31, 2004 and 2003. The increase in net interest income was offset by the increase in non-interest expense.

Provision For Income Taxes. Income tax expense increased $0.1 million to $3.4 million for the three months ended March 31, 2004 compared to $3.3 million for the three months ended March 31, 2003. This increase was primarily due to an increase in the effective rate to 39.0% for the three months ended March 31, 2004 compared to 38.3% for the three months ended March 31, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2004 were $1,994.5 million, an $83.7 million increase from December 31, 2003. Total loans increased $68.1 million during the three months ended March 31, 2004 to $1,337.6 million from $1,269.5 million at December 31, 2003. At March 31, 2004, loans in process totaled $192.8 million.

The following table shows loan originations and purchases for the periods indicated.

	Three months ended March 31,
(In thousands)	2004	2003
Multi-family residential	$46,957	$42,306
Commercial real estate	28,287	19,561
One-to-four family - mixed-use property	32,445	15,463
One-to-four family - residential	1,483	9,784
Construction	5,444	3,664
Co-operative apartment	105	--
Commercial business and other loans	2,732	2,738

Total	$117,453	$93,516

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $0.7 million at March 31, 2004 compared to $0.7 million at December 31, 2003 and $2.0 million at March 31, 2003. Total non-performing assets as a percentage of total assets were 0.04% at March 31, 2004 compared to 0.04% at December 31, 2003 and 0.12% at March 31, 2003. The ratio of allowance for loan losses to total non-performing loans was 918% at March 31, 2004 compared to 961% at December 31, 2003 and 501% at March 31, 2003.

During the quarter ended March 31, 2004, mortgage-backed securities increased $14.1 million to $493.5 million, while other securities decreased $2.1 million to $54.2 million. Funds not used during the first quarter of 2004 for loan originations have been invested in readily marketable mortgage-backed securities and shorter-term investment securities to provide readily available funding for loan originations. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities increased $75.8 million to $1,839.8 million at March 31, 2004 from $1,764.0 million at December 31, 2003. During the three months ended March 31, 2004, due to depositors increased $58.1 million as certificate of deposit accounts increased $13.4 million while lower costing core deposits increased $44.7 million. Borrowed funds and mortgagors' escrow deposits increased $5.6 million and $9.5 million, respectively, during the three months ended March 31, 2004.

Equity. Total stockholders' equity increased $7.9 million to $154.7 million at March 31, 2004 from $146.8 million at December 31, 2003. Net income of $5.2 million for the three months ended March 31, 2004, combined with a net after-tax increase of $2.6 million in the market value of securities available for sale, was partially offset by $1.0 million in treasury shares purchased through the Company's stock repurchase program and $1.4 million in cash dividends paid during the three month period. The exercise of stock options increased stockholders' equity by $1.4 million, including the income tax benefit realized by the Company upon the exercise of stock options. In addition, unearned compensation, which is a reduction of stockholders' equity, decreased $1.2 million during the quarter ended March 31, 2004, primarily as a result of the adjustment to amortization of compensation expense previously mentioned. Book value per share was $7.98 per share at March 31, 2004 compared to $7.61 per share at December 31, 2003 and $7.18 at March 31, 2003.

Under its current stock repurchase program, the Company repurchased 55,000 shares during the three months ended March 31, 2004, at a total cost of $1.0 million, at an average of $18.64 per share. At March 31, 2004, 384,950 shares remain to be repurchased under the current stock repurchase program.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cash flow. During the three months ended March 31, 2004, funds provided by the Company's operating activities amounted to $6.5 million. These funds, together with $70.8 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $75.5 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the three months ended March 31, 2004, the net total of loan originations less loan repayments was $68.0 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the three months ended March 31, 2004, the Company purchased a total of $45.6 million in securities available for sale. Funds for investment were also provided by $38.5 million in maturities, prepayments, calls and sales of securities available for sale. Additional funds of $0.8 million were provided through the exercise of stock options. The Company also used funds of $1.2 million for treasury stock repurchases and $1.4 million for dividend payments during the three months ended March 31, 2004.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes In Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2004. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest		Net Portfolio
Change in Interest Rate	Income	Net Portfolio Value	Value Ratio
-300 Basis points	-23.56%	-28.63%	6.88%
-200 Basis points	-9.12	-17.35	8.01
-100 Basis points	-1.54	-4.68	9.33
Base interest rate	--	--	9.93
+100 Basis points	-3.14	-7.74	9.40
+200 Basis points	-8.41	-18.71	8.52
+300 Basis points	-13.98	-31.42	7.41

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2004, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2004.

(Dollars in thousands)	Amount	Percent of Assets
Tangible Capital:
Capital level	$140,616	7.12%
Requirement	29,630	1.50
Excess	110,986	5.62
Leverage and Core Capital:
Capital level	$140,616	7.12%
Requirement	59,260	3.00
Excess	81,356	4.12
Risk-Based Capital:
Capital level	$147,163	13.41%
Requirement	87,778	8.00
Excess	59,385	5.41

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended March 31, 2004 and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the Three Months Ended March 31,
	2004				2003
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost

Assets
Interest-earning assets:
Mortgage loans, net(1)	$1,288,829	$23,405	7.26%		$1,167,631	$23,090	7.91%
Other loans, net(1)	9,774	150	6.14		8,815	144	6.53

Total loans, net	1,298,603	23,555	7.26		1,176,446	23,234	7.90

Mortgage-backed securities	477,061	4,972	4.17		332,239	3,766	4.53
Other securities	58,825	538	3.66		42,395	359	3.39

Total securities	535,886	5,510	4.11		374,634	4,125	4.40

Interest-earning deposits and federal funds sold	19,442	40	0.82		31,136	85	1.09

Total interest-earning assets	1,853,931	29,105	6.28		1,582,216	27,444	6.94

Other assets	100,872				110,857

Total assets	$1,954,803				$1,693,073

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Passbook accounts	$217,081	270	0.50		$214,143	526	0.98
NOW accounts	41,968	52	0.50		39,205	73	0.74
Money market accounts	297,281	1,490	2.00		186,479	1,070	2.30
Certificate of deposit accounts	598,144	5,184	3.47		551,721	5,244	3.80

Total due to depositors	1,154,474	6,996	2.42		991,548	6,913	2.79
Mortgagors' escrow accounts	17,002	12	0.28		12,251	23	0.75

Total deposits	1,171,476	7,008	2.39		1,003,799	6,936	2.76
Borrowed funds	574,719	5,686	3.96		491,883	6,271	5.10

Total interest-bearing liabilities	1,746,195	12,694	2.91		1,495,682	13,207	3.53

Non-interest bearing deposits	40,602				33,607
Other liabilities	19,968				32,481

Total liabilities	1,806,765				1,561,770
Equity	148,038				131,303

Total liabilities and equity	$1,954,803				$1,693,073

Net interest income/net interest rate spread		$16,411	3.37%			$14,237	3.41%

Net interest-earning assets/ net
interest margin	$107,736		3.54%		$86,534		3.60%

Ratio of interest-earning assets to
interest-bearing liabilities			1.06	x			1.06	x

(1)   Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million and $0.9 million for each of the three-month periods ended March 31, 2004 and 2003, respectively.

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

	Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Mortgage Loans
At beginning of period	$1,264,219	$1,166,192
Mortgage loans originated:
Multi-family residential	46,957	42,306
Commercial real estate	28,287	19,561
One-to-four family - mixed-use property	32,445	15,273
One-to-four family - residential	1,483	9,360
Construction	5,444	3,664
Co-operative apartment	105	--

Total mortgage loans originated	114,721	90,164

Mortgage loans purchased:
One-to-four family - mixed-use property	--	190
One-to-four family - residential	--	424

Total acquired loans	--	614

Less:
Principal and other reductions	47,251	68,654
Sales	--	7,501
Mortgage loan foreclosures	--	--

At end of period	$1,331,689	$1,180,815

Commercial Business and Other Loans
At beginning of period	$9,825	$8,486
Other loans originated:
Small Business Administration	1,245	1,934
Small business	1,067	358
Other	420	446

Total other loans originated	2,732	2,738

Less:
Sales	941	1,016
Principal and other reductions	1,625	1,490

At end of period	$9,991	$8,718

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

(Dollars in thousands)	March 31, 2004	December 31, 2003
Non-accrual mortgage loans	$563	$525
Other non-accrual loans	150	157

Total non-accrual loans	713	682
Mortgage loans 90 days or more delinquent
and still accruing	--	--
Other loans 90 days or more delinquent
and still accruing	--	--

Total non-performing loans	713	682
Real estate owned (foreclosed real estate)	--	--
Investment securities	--	--

Total non-performing assets	$713	$682

Non-performing loans to gross loans	0.05%	0.05%
Non-performing assets to total assets	0.04%	0.04%

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

The Company has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Company's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company's staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Balance at beginning of period	$6,553	$6,581
Provision for loan losses	--	--
Loans charged-off:
Multi-family residential	--	--
Commercial real estate	--	--
One-to-four family - mixed-use property	--	--
One-to-four family - residential	--	--
Construction	--	--
Co-operative apartment	--	--
Commercial business and other loans	(7)	(115)

Total loans charged-off	(7)	(115)

Recoveries:
Mortgage loans	1	123
Other loans	--	--

Total recoveries	1	123

Net (charge-offs) recoveries	(6)	8

Balance at end of period	$6,547	$6,589

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at end of period	0.49%	0.55%
Ratio of allowance for loan losses to non-performing assets at end of period	918.43%	326.91%
Ratio of allowance for loan losses to non-performing loans at end of period	918.43%	500.85%

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

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2004.

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced Plans	Plans or
Period	Purchased	per Share	or Programs	Program
January 1 to January 31, 2004	2,701	$18.38	--	439,950
February 1 to February 29, 2004	25,079	$18.89	20,000	419,950
March 1 to March 31, 2004	35,000	$18.50	35,000	384,950

Total	62,780	$18.65	55,000	384,950

During the quarter ended March 31, 2004, the Company purchased 2,701 common shares from employees, at an average cost of $18.38, to satisfy tax obligations due from the employees upon vesting of restricted stock awards. The Company also purchased 5,079 common shares from a director, at an average cost of $18.94, to satisfy the purchase price due upon the exercise of stock options.

The current common stock repurchase program was approved by the Company's Board of Directors on December 17, 2002. This repurchase program authorized the repurchase of 945,000 common shares, as adjusted for the three-for-two common stock split paid in the form of a stock dividend on December 15, 2003. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

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

b) REPORTS ON FORM 8-K.

On January 29, 2004, the Company filed an 8-K announcing the release of its fourth quarter 2003 results of operations and financial condition.

On February 18, 2004, the Company filed an 8-K announcing an increase of 9 percent in its quarterly dividend to $0.08 per common share.

On February 20, 2004, the Company filed an 8-K announcing that Messrs. Michael J. Hegarty, President and CEO, and John R. Buran, Executive Vice President and COO, would be making a presentation to several institutional and individual investors.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 7, 2004	By:	/s/Michael J. Hegarty

Michael J. Hegarty
President and Chief Executive Officer

Dated: May 7, 2004	By:	/s/Monica C. Passick

Monica C. Passick
Senior Vice President, Treasurer and
Chief Financial Officer