Form 10-Q
period 2004-06-30
FLUSHING FINANCIAL CORP
filed 2004-08-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value (and associated Preferred Stock Purchase Rights).

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

           The number of shares of the registrant's Common Stock outstanding as of July 31, 2004 was 19,291,979.

i

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$12,309	$20,300
Securities available for sale:
Mortgage-backed securities	432,956	479,393
Other securities	82,099	56,316
Loans:
Multi-family residential	597,784	541,837
Commercial real estate	315,647	290,332
One-to-four family - mixed-use property	278,757	226,225
One-to-four family - residential	162,348	178,474
Co-operative apartment	3,350	3,729
Construction	27,273	23,622
Small Business Administration	5,404	4,931
Commercial business and other	7,789	4,894
Uunearned loan fees and deferred costs, net	3,111	2,030
Allowance for loan losses	(6,547)	(6,553)

Net loans	1,394,916	1,269,521
Interest and dividends receivable	8,789	8,647
Real estate owned, net	--	--
Bank premises and equipment, net	6,560	6,380
Federal Home Loan Bank of New York stock	23,762	24,462
Goodwill	3,905	3,905
Other assets	62,776	41,827

Total assets	$2,028,072	$1,910,751

LIABILITIES
Due to depositors:
Non-interest bearing	$50,098	$41,397
Interest-bearing:
Certificate of deposit accounts	630,658	593,760
Passbook savings accounts	220,704	216,988
Money market accounts	273,517	263,621
NOW accounts	44,426	42,809

Total interest-bearing deposits	1,169,305	1,117,178
Mortgagors' escrow deposits	15,996	11,334
Borrowed funds	614,749	578,142
Other liabilities	28,022	15,938

Total liabilities	1,878,170	1,763,989

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)	--	--
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,456,696 shares issued and 19,227,983 shares outstanding at June 30, 2004,
19,290,601 shares issued and outstanding at December 31, 2003)	195	193
Additional paid-in capital	35,004	32,783
Treasury stock, at average cost (228,713 shares and none at June 30, 2004
and December 31, 2003, respectively)	(3,112)	--
Unearned compensation	(5,214)	(7,373)
Retained earnings	127,662	120,683
Accumulated other comprehensive income (loss), net of taxes	(4,633)	476

Total stockholders' equity	149,902	146,762

Total liabilities and stockholders' equity	$2,028,072	$1,910,751

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
	(Unaudited)
Interest and dividend income
Interest and fees on loans	$24,291	$22,993	$47,846	$46,227
Interest and dividends on securities:
Interest	5,162	4,612	10,585	8,703
Dividends	85	56	172	90
Other interest income	23	32	63	117

Total interest and dividend income	29,561	27,693	58,666	55,137

Interest expense
Deposits	6,939	7,073	13,947	14,009
Other interest expense	5,761	6,223	11,447	12,494

Total interest expense	12,700	13,296	25,394	26,503

Net interest income	16,861	14,397	33,272	28,634
Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	16,861	14,397	33,272	28,634

Non-interest income
Other fee income	944	805	1,842	1,627
Net gain on sales of securities and loans	72	105	164	151
Other income	599	738	1,085	1,475

Total non-interest income	1,615	1,648	3,091	3,253

Non-interest expense
Salaries and employee benefits	4,358	4,105	9,506	7,932
Occupancy and equipment	783	739	1,644	1,406
Professional services	910	685	1,700	1,376
Data processing	474	410	1,003	820
Depreciation and amortization	368	294	725	550
Other operating expenses	1,616	1,657	3,220	3,055

Total non-interest expense	8,509	7,890	17,798	15,139

Income before income taxes	9,967	8,155	18,565	16,748

Provision for income taxes
Federal	2,919	2,445	5,611	5,017
State and local	968	666	1,629	1,387

Total taxes	3,887	3,111	7,240	6,404

Net income	$6,080	$5,044	$11,325	$10,344

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	$(7,738)	$(199)	$(5,118)	$(296)
Reclassification adjustments for (gains) losses
included in income	9	(5)	9	10

Net unrealized holding losses	(7,729)	(204)	(5,109)	(286)

Comprehensive net income (loss)	$(1,649)	$4,840	$6,216	$10,058

Basic earnings per share	$0.35	$0.30	$0.65	$0.61
Diluted earnings per share	$0.34	$0.28	$0.62	$0.59
Dividends per share	$0.09	$0.067	$0.17	$0.133

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
(In thousands)	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$11,325	$10,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	725	550
Net loss on sales of securities	16	19
Net gain on sales of loans	(180)	(170)
Amortization of unearned premium, net of accretion of unearned discount	1,180	1,535
Deferred income tax benefit	(577)	(98)
Deferred compensation	786	394
Origination of loans held for sale	(4,385)	(7,870)
Proceeds from sale of loans originated for sale	4,385	7,870
Net increase (decrease) in other assets and liabilities	1,473	(14)
Unearned compensation	2,036	721

Net cash provided by operating activities	16,784	13,281

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(905)	(773)
Redemptions (purchases) of Federal Home Loan Bank shares	700	(2,500)
Purchases of securities available for sale	(85,855)	(249,547)
Proceeds from sales and calls of securities available for sale	22,600	10,639
Proceeds from maturities and prepayments of securities available for sale	68,406	89,478
Proceeds from sale of non-performing loans	1,980	3,501
Net originations and repayment of loans	(127,437)	(45,123)
Purchases of loans	--	(787)

Net cash used by investing activities	(120,511)	(195,112)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	8,701	5,946
Net increase in interest-bearing deposits	52,127	98,160
Net increase in mortgagors' escrow deposits	4,662	943
Net decrease in short-term borrowed funds	(25,000)	--
Proceeds from long-term borrowed funds	100,000	80,000
Repayment of long-term borrowed funds	(39,012)	(30,011)
Purchases of treasury stock	(4,153)	(1,793)
Proceeds from issuance of common stock upon exercise of stock options	1,395	2,946
Cash dividends paid	(2,984)	(2,306)

Net cash provided by financing activities	95,736	153,885

Net decrease in cash and cash equivalents	(7,991)	(27,946)
Cash and cash equivalents, beginning of period	20,300	47,619

Cash and cash equivalents, end of period	$ 12,309	$ 19,673

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$25,243	$26,600
Income taxes paid	5,881	6,314
Non-cash activities:
Securities purchased not yet settled	9,728	40,422
Securities sold not yet settled	15,717	--

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)

For the six months ended
(In thousands, except share data)	June 30, 2004
Common Stock
Balance, beginning of period	$193
Issuance upon the exercise of stock options (166,095 common shares)	2

Balance, end of period	$195

Additional Paid-In Capital
Balance, beginning of period	$32,783
Award of shares released from Employee Benefit Trust (2,684 common shares)	39
Surrender of restricted stock awards (124,650 common shares) which were replaced with
restricted stock units	(227)
Options exercised (166,095 common shares)	858
Tax benefit from compensation expense in excess of that recognized for financial
reporting purposes	1,551

Balance, end of period	$35,004

Treasury Stock
Balance, beginning of period	$--
Purchases of common shares outstanding (221,279 common shares)	(3,899)
Surrender of restricted stock awards (124,650 common shares) which were replaced with
restricted stock units	(1,177)
Repurchase of restricted stock awards (20,267 common shares) to satisfy tax obligations	(350)
Shares issued upon vesting of restricted stock unit awards (33,885 common shares)	490
Forfeiture of restricted stock awards (750 common shares)	(10)
Issuance for Options exercised (104,348 common shares)	1,834

Balance, end of period	$(3,112)

Unearned Compensation
Balance, beginning of period	$(7,373)
Restricted stock award expense	1,283
Surrender of restricted stock awards (124,650 common shares) which were replaced with
restricted stock units	564
Forfeiture of restricted stock awards (750 common shares)	10
Release of shares from Employee Benefit Trust (88,760 common shares)	302

Balance, end of period	$(5,214)

Retained Earnings
Balance, beginning of period	$120,683
Net income	11,325
Options exercised (104,348 common shares)	(1,203)
Shares issued upon vesting of restricted stock units (33,885 common shares)	(159)
Cash dividends declared and paid	(2,984)

Balance, end of period	$127,662

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$476
Change in net unrealized gain (loss), net of taxes of approximately $3,882 on
securities available for sale	(5,118)
Less: Reclassification adjustment for losses included in net income, net of taxes
of approximately $(7)	9

Balance, end of period	$(4,633)

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Basis of Presentation

The primary business of Flushing Financial Corporation (the "Holding Company") is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the "Bank"). The consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company and the Bank, but reflect principally the Bank's activities.

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

3. Earnings Per Share

Basic earnings per share for the three and six month periods ended June 30, 2004 and 2003 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share has been computed based on the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Net income	$6,080	$5,044	$11,325	$10,344
Divided by:
Weighted average common shares outstanding	17,439	17,055	17,408	16,924
Weighted average common stock equivalents	654	718	713	719
Total weighted average common shares & common stock equivalents	18,093	17,773	18,121	17,643
Basic earnings per share	$0.35	$0.30	$0.65	$0.61
Diluted earnings per share	$0.34	$0.28	$0.62	$0.59
Dividends per share	$0.09	$0.067	$0.17	$0.133
Dividend payout ratio	25.71%	22.73%	26.15%	21.74%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 133,650 shares at an average exercise price of $17.66 and 267,150 shares at an average exercise price of $13.55, were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. Unvested restricted stock and restricted stock unit awards of 1,687 shares at an average market price on date of grant of $17.66 and 81,337 shares at an average market price on date of grant of $13.50, were not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. Options to purchase 673,050 shares at an average exercise price of $12.90 were not included in the computation of diluted earnings per share for the six months ended June 30, 2003. Unvested restricted stock and restricted stock unit awards of 159,037 shares at an average market price on date of grant of $12.96 were not included in the computation of diluted earnings per share for the six months ended June 30, 2003. There were no common stock equivalents that were considered antidilutive for the six month period ended June 30,2004.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Stock Option Plans

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Stock Option Plan. Compensation expense is recognized in the financial statements for restricted stock and restricted stock unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123 to all stock-based compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options vest over several years and additional option grants may be made each year.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$6,080	$5,044	$11,325	$10,344
Add: Stock-based compensation expense included
in reported net income, net of related tax effects	362	202	1,018	343
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(890)	(391)	(2,491)	(678)

Pro forma net income	$5,552	$4,855	$9,852	$10,009

Basic earnings per share:
As reported	$0.35	$0.30	$0.65	$0.61
Pro forma	$0.32	$0.28	$0.57	$0.59
Diluted earnings per share:
As reported	$0.34	$0.28	$0.62	$0.59
Pro forma	$0.31	$0.27	$0.54	$0.57

There were stock option grants of 201,700 shares of common stock, at an average exercise price of $17.36, and 267,150 shares of common stock, at an average exercise price of $13.55 granted in the three- and six-month periods ended June 30, 2004 and 2003, respectively. There were restricted stock and restricted stock unit grants of 73,783 shares of common stock, at an average market price on date of grant of $16.95, and 81,333 shares of common stock, at an average market price on date of grant of $13.50 granted in the three- and six-month periods ended June 30, 2004 and 2003, respectively. All of the above mentioned grants and awards were made in the second quarter of each respective year.

The three-month period ended June 30, 2004 includes a charge to earnings, on an after-tax basis, of $0.2 million or $0.01 per diluted share related to certain restricted stock unit awards made in June 2004. The six-month period ended June 30, 2004 includes, in addition to the previously mentioned charge, a charge to earnings (recorded during the three months ended March 31, 2004), on an after-tax basis, of $0.5 million or $0.03 per diluted share, related to an adjustment of compensation expense for certain restricted stock awards made in prior periods. These charges reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will be fully vested. These amounts are included above in stock-based compensation expense.

In addition, the three-month period ended June 30, 2004 includes, in the deduction for stock-based compensation determined under fair value method, a net after tax charge of $0.4 million or $0.02 per diluted share, related to certain stock option grants awarded in June 2004. The six-month period ended June 30, 2004 includes, in the deduction for stock-based compensation determined under the fair value method, in addition to the previously mentioned deduction, a net after tax deduction of $0.8 million or $0.04 per diluted share, related to an adjustment of compensation expense using the fair value method for stock option grants awarded during prior periods. These deductions reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will be fully vested.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which established guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity ("VIE"). A VIE exists either when the entity does not have sufficient equity at risk or lacks any one of three characteristics normally associated with a controlling financial interest. If an entity is considered a VIE, judgment and quantitative analysis typically is required to assess whether the company should consolidate the entity as the primary beneficiary. The company is considered the primary beneficiary when it has a variable interest that will absorb a majority of an entity's expected losses, receive a majority of an entity's expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R were effective beginning in the first quarter of 2004.

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

6. Stock Split

On November 18, 2003, the Board of Directors of the Holding Company declared a three-for-two split of the Holding Company's common stock to be paid in the form of a 50% stock dividend, payable on December 15, 2003. Each stockholder received one additional share for every two shares of the Holding Company's common stock held at the record date, December 1, 2003. All historical share and per share amounts reported in this Form 10-Q have been restated to reflect the three-for-two stock split paid in the form of a stock dividend on December 15, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands)
Employee Pension Plan:
Service cost	$155	$138	$310	$277
Interest cost	197	188	394	377
Amortization of unrecognized loss	21	4	41	9
Amortization of past service liability	(3)	(6)	(6)	(12)
Expected return on plan assets	(291)	(272)	(583)	(544)

Net employee pension expense	$79	$52	$156	$107

Outside Director Pension Plan:
Service cost	$18	$10	$37	$20
Interest cost	13	5	25	10
Amortization of unrecognized loss	3	4	7	7
Amortization of past service liability	36	30	71	60

Net outside director pension expense	$70	$49	$140	$97

Other Postretirement Benefit Plans:
Service cost	$42	$38	$83	$76
Interest cost	55	54	110	109
Amortization of unrecognized loss	12	16	25	31
Amortization of past service liability	(32)	(33)	(65)	(66)

Net other postretirement benefit expense	$ 77	$ 75	$ 153	$ 150

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute $0.9 million, $0.1 million and $0.1 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2004. As of June 30, 2004, the Company has contributed $50,000 to the Outside Director Plan and $47,000 to the Other Postretirement Benefit Plans. As of June 30, 2004, the Company has not made a contribution to the Employee Pension Plan for the year ending December 31, 2004. As of June 30, 2004, the Company has not revised its expected contributions for the year ending December 31, 2004 for any of these plans.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2004 AND 2003

General. Diluted earnings per share increased $0.06, or 21.4%, to $0.34 for the three months ended June 30, 2004 from $0.28 for the three months ended June 30, 2003. Net income increased $1.0 million, or 20.5%, to $6.1 million for the three months ended June 30, 2004 from $5.0 million for the three months ended June 30, 2003. The return on average assets for the three months ended June 30, 2004 increased to 1.22% compared to 1.14% for the three months ended June 30, 2003, while the return on average equity for the three months ended June 30, 2004 increased to 16.25% from 14.70% for the three months ended June 30, 2003.

Interest Income. Total interest and dividend income increased $1.9 million, or 6.7%, to $29.6 million for the three months ended June 30, 2004 from $27.7 million for the three months ended June 30, 2003. This increase was primarily the result of a $243.0 million increase in the average balance of interest-earning assets for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The average balance of mortgage loans, net, mortgage-backed securities and other securities increased $166.7 million, $65.3 million and $8.9 million, respectively, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The yield on interest-earning assets declined 45 basis points to 6.20% for the three months ended June 30, 2004 from 6.65% for the three months ended June 30, 2003. This decrease is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the yield on assets during the second quarter of 2004. We continued our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that has taken place during the current quarter and preceding two years. The Bank's existing borrowers have been refinancing their higher costing mortgage loans at lower rates, which have resulted in a reduction on the yield of the mortgage portfolio. However, this decrease has been partially offset by prepayment penalties that have been collected. In addition, the increase in the average balance of the securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense. Interest expense decreased $0.6 million, or 4.5%, to $12.7 million for the three months ended June 30, 2004 from $13.3 million for the three months ended June 30, 2003, primarily due to a 54 basis point decline in the cost of interest-bearing liabilities to 2.84% in the three months ended June 30, 2004 from 3.38% in the three months ended June 30, 2003. This decrease was partially offset by a $217.8 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds in the second quarter of 2004. This was coupled with an increase in the average balance of lower costing core deposits. This marks the fifteenth consecutive quarter that the cost of funds has declined.

Net Interest Income. For the three months ended June 30, 2004, net interest income increased $2.5 million, or 17.1%, to $16.9 million from $14.4 million in the three months ended June 30, 2003. This increase in net interest income is primarily due to a $243.0 million increase in the average balance of interest-earning assets, combined with a nine basis point increase in the net interest spread and an increase of $25.2 million in the amount by which average interest-earning assets exceeds average interest-bearing liabilities. The net interest margin increased 7 basis points to 3.53% for the three months ended June 30, 2004 from 3.46% for the three months ended June 30, 2003, due to the increase in the net interest spread, partially offset by the growth in the average balance of interest-earning assets.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for the three-month periods ended June 30, 2004 and 2003. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended June 30, 2004 and 2003.

Non-Interest Income. Non-interest income was $1.6 million for the three months ended June 30, 2004 and 2003. Loan fees and banking services fees increased $0.1 million, and miscellaneous income increased $0.1 million compared to the three months ended June 30, 2003. These increases were offset by a reduction in dividends on Federal Home Loan Bank of New York ("FHLB-NY") stock, which decreased $0.2 million for the three months ended June 30, 2004 from the three months ended June 30, 2003.

Non-Interest Expense. Non-interest expense was $8.5 million for the three months ended June 30, 2004, an increase of $0.6 million, or 7.8%, from $7.9 million for the three months ended June 30, 2003. The increase from the prior year period is primarily attributable to the expensing of certain restricted stock unit awards at the time of grant as the grant recipients under these plans have reached, or are close to reaching, retirement eligibility at which time such awards will be fully vested, and increased professional services due to costs incurred to comply with the Sarbanes-Oxley Act. Management continues to monitor expenditures resulting in efficiency ratios of 46.01% and 49.20% for the three months ended June 30, 2004 and 2003, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $1.8 million, or 22.2%, to $10.0 million for the three months ended June 30, 2004 as compared to $8.2 million for the three months ended June 30, 2003, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $3.9 million for the three months ended June 30, 2004 compared to $3.1 million for the three months ended June 30, 2003. This increase is due to the $1.8 million increase in income before income taxes and an increase in the effective tax rate. The effective tax rate was 39.00% for the three months ended June 30, 2004 compared to 38.15% for the three months ended June 30, 2003.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2004 AND 2003

General. Diluted earnings per share increased 5.1% to $0.62 for the six months ended June 30, 2004 from $0.59 for the six months ended June 30, 2003. Net income for the six months ended June 30, 2004 increased $1.0 million, or 9.5%, to $11.3 million from the $10.3 million reported for the six months ended June 30, 2003. The return on average assets for the six months ended June 30, 2004 was 1.15% compared to 1.19% for the six months ended June 30, 2003, while the return on average equity for the six months ended June 30, 2004 was 15.22% compared to 15.40% for the six months ended June 30, 2003.

The six-month period ended June 30, 2004 includes a charge to earnings of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share, relating to an adjustment of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits to reflect that certain grant participants under these plans have reached, or are close to reaching, retirement eligibility at which time such awards will be fully vested. This charge was recorded in the first quarter of 2004. Although this adjustment relates to prior periods, the amount of the charge attributable to any prior year would not have been material to the Company's financial condition or results of operations as reported for that year.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $3.5 million, or 6.4%, to $58.7 million for the six months ended June 30, 2004 from $55.1 million for the six months ended June 30, 2003. This increase was primarily the result of a $257.1 million increase in the average balance of interest-earning assets for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The average balance of mortgage loans, net, mortgage-backed securities and other securities increased $143.9 million, $104.9 million and $12.6 million, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. These increases were partially offset by a $5.9 million decrease in the average balance of interest-earning deposits and federal funds sold for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The yield on interest-earning assets declined 55 basis points to 6.24% for the six months ended June 30, 2004 from 6.79% for the six months ended June 30, 2003. This decrease is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the yield on assets during the first six months of 2004. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that has taken place during the six month period ended June 30, 2004 and the preceding two years. The Bank's existing borrowers have been refinancing their higher costing mortgage loans at lower rates, which have resulted in a reduction on the yield of the mortgage portfolio. However, this decrease has been partially offset by prepayment penalties that have been collected. In addition, the increase in the average balance of the securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets.

Interest Expense. Interest expense decreased $1.1 million, or 4.2%, to $25.4 million for the six months ended June 30, 2004 from $26.5 million for the six months ended June 30, 2003, primarily due to a 59 basis point decline in the cost of interest-bearing liabilities to 2.87% in the six months ended June 30, 2004 from 3.46% in the six months ended June 30, 2003. This decrease was partially offset by a $233.9 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds during the first six months of 2004. This was coupled with an increase in the average balance of lower costing core deposits.

Net Interest Income. For the six months ended June 30, 2004, net interest income increased $4.6 million, or 16.2%, to $33.3 million from $28.6 million in the six months ended June 30, 2003. This increase in net interest income is primarily due to a $257.1 million increase in the average balance of interest-earning assets, combined with a four basis point improvement in the net interest spread and an increase of $23.2 million in the amount by which average interest-earning assets exceeds average interest-bearing liabilities. The net interest margin increased one basis point to 3.54% for the six months ended June 30, 2004 from 3.53% for the six months ended June 30, 2003, due to the increase in the net interest spread, partially offset by the increase in the average balance of interest-earning assets.

Provision for Loan Losses. There was no provision for loan losses for the six-month periods ended June 30, 2004 and 2003. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the six-month periods ended June 30, 2004 and 2003.

Non-Interest Income. Non-interest income decreased $0.2 million, or 5.0%, to $3.1 million for the six months ended June 30, 2004 from $3.3 million for the six months ended June 30, 2003. The decrease is primarily due to a reduction in dividends on Federal Home Loan Bank of New York ("FHLB-NY") stock, which decreased $0.4 million for the six months ended June 30, 2004 from the six months ended June 30, 2003. The decrease was partially offset by a $0.2 million increase in loan fees and banking services fees for the six months ended June 30, 2004 from the six months ended June 30, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $17.8 million for the six months ended June 30, 2004, an increase of $2.7 million, or 17.6%, from $15.1 million for the six months ended June 30, 2003. Salaries and employee benefits and other operating expenses increased $0.9 million and $0.2 million, respectively, as a result of the adjustment to amortization of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits during the first quarter of 2004, and the expensing of certain restricted stock unit awards at the time of grant during the second quarter of 2004 to reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility at which time such awards will be fully vested. The second quarter of 2004 also includes increased professional service fees due to costs incurred to comply with the Sarbanes-Oxley Act. The remaining increase from the prior year period is primarily attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services, and, in the fourth quarter of 2003, the opening of a new branch in Astoria, Queens. Management continues to monitor expenditures resulting in an efficiency ratio of 48.9% and 47.4% for the six-month periods ended June 30, 2004 and 2003, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $1.8 million, or 10.8%, to $18.6 million for the six months ended June 30, 2004 as compared to $16.7 million for the six months ended June 30, 2003, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $7.2 million for the six months ended June 30, 2004 an increase of $0.8 million, or 13.1%, compared to $6.4 million for the six months ended June 30, 2003. This increase is due to the $1.8 million increase in income before income taxes and an increase in the effective tax rate. The effective tax rate was 39.00% for the six months ended June 30, 2004 compared to 38.24% for the six months ended June 30, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at June 30, 2004 were $2,028.1 million, a $117.3 million increase from December 31, 2003. Total loans, net increased $125.4 million during the six months ended June 30, 2004 to $1,394.9 million from $1,269.5 million at December 31, 2003.

The following table shows loan originations and purchases for the period indicated.

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
	(in thousands)
Multi-family residential	$53,048	$43,009	$100,005	$85,315
Commercial real estate	20,661	24,080	48,948	43,641
One-to-four family - mixed-use property	35,287	20,064	67,732	35,527
One-to-four family - residential	6,759	1,871	8,242	11,655
Construction	4,873	5,824	10,317	9,488
Co-operative apartment	122	35	227	35
Commercial business and other loans	5,290	2,914	8,022	5,652

Total	$126,040	$97,797	$243,493	$191,313

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $4.3 million at June 30, 2004 compared to $0.7 million at December 31, 2003 and $2.3 million at June 30, 2003. The increase in non-performing assets at June 30, 2004 is attributed to two mortgages secured by commercial properties. The borrower is negotiating the sale of these properties. The Company believes it has a secure position in these two loans, and does not anticipate a significant loss, if any, will be incurred. Total non-performing assets as a percentage of total assets were 0.21% at June 30, 2004, 0.04% at December 31, 2003, and 0.12% at June 30, 2003. The ratio of allowance for loan losses to total non-performing loans was 152% at June 30, 2004 compared to 961% at December 31, 2003 and 410% at June 30, 2003.

Mortgage-backed securities decreased $46.4 million to $433.0 million at June 30, 2004, while other securities increased $25.8 million to $82.1 million at June 30, 2004. The funds obtained from the repayment and sale of mortgage-backed securities have been used to originate higher yielding mortgage loans. The increase in other securities is attributed to the Company borrowing $40.0 million, with maturities of two to five years, during the three months ended June 30, 2004 to repay borrowings maturing in July 2004. The Company decided to obtain these funds during the second quarter when long-term interest rates began to rise. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities. At June 30, 2004, loans in process totaled $208.4 million.

Liabilities. Total liabilities increased $114.2 million to $1,878.2 million at June 30, 2004 from $1,764.0 million at December 31, 2003. Due to depositors increased $60.8 million as certificate of deposit accounts increased $36.9 million while lower costing core deposits increased $23.9 million. Borrowed funds increased $36.6 million during the six months ended June 30, 2004, primarily as a result of the Company borrowing $40.0 million during the second quarter to repay borrowings maturing in July.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders' equity increased $3.1 million to $149.9 million at June 30, 2004 from $146.8 million at December 31, 2003. Net income of $11.3 million for the six months ended June 30, 2004 was partially offset by $3.8 million in treasury shares purchased through the Company's stock repurchase programs, a net after-tax decrease of $5.1 million in the market value of securities available for sale, and $3.0 million in cash dividends paid during the six month period. In addition, the exercise of stock options increased stockholders' equity by $2.7 million, including the income tax benefit realized by the Company upon the exercise of stock options. Book value per share was $7.80 at June 30, 2004 compared to $7.61 per share at December 31, 2003 and $7.37 per share at June 30, 2003.

Under its stock repurchase programs, the Company repurchased 216,200 shares during the six months ended June 30, 2004, at a total cost of $3.8 million, or an average of $17.59 per share. At June 30, 2004, 223,750 shares remain to be repurchased under the current stock repurchase program. Through June 30, 2004, the Company had repurchased approximately 45% of the common shares issued in connection with the Company's initial public offering at a cost of $103.7 million.

Cash flow. During the six months ended June 30, 2004, funds provided by the Company's operating activities amounted to $16.8 million. These funds, together with $95.7 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $120.5 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family and commercial real estate loans. During the six months ended June 30, 2004, the net total of loan originations less loan repayments was $127.4 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the six months ended June 30, 2004, the Company purchased a total of $85.9 million in securities available for sale. Funds for investment were also provided by $91.0 million in maturities, prepayments, calls and sales of securities available for sale. Additional funds of $1.4 million were provided through the exercise of stock options. The Company also used funds of $4.2 million for treasury stock purchases and $3.0 million in dividend payments during the six months ended June 30, 2004.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes in Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2004. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest		Net Portfolio
Change in Interest Rate	Income	Net Portfolio Value	Value Ratio
-300 Basis points	-16.52%	-14.07%	8.53%
-200 Basis points	-5.36	-5.04	9.53
-100 Basis points	-0.12	2.29	10.40
Base interest rate	--	--	10.39
+100 Basis points	-3.18	-8.84	9.72
+200 Basis points	-7.89	-19.89	8.79
+300 Basis points	-14.01	-31.63	7.72

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2004, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2004.

(Dollars in thousands)	Amount	Percent of Assets
Tangible Capital:
Capital level	$147,733	7.32%
Requirement	30,261	1.50
Excess	$117,472	5.82
Leverage and Core Capital:
Capital level	$147,733	7.32%
Requirement	60,522	3.00
Excess	$87,211	4.32
Risk-Based Capital:
Capital level	$154,280	13.50%
Requirement	91,418	8.00
Excess	$62,862	5.50

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 2004 and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2004				2003
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,350,029	$24,128	7.15%		$1,183,342	$22,858	7.73%
Other loans, net (1)	10,277	163	6.34		7,851	135	6.88

Total loans, net	1,360,306	24,291	7.14		1,191,193	22,993	7.72

Mortgage-backed securities	469,289	4,731	4.03		404,005	4,171	4.13
Other securities	67,186	516	3.07		58,285	497	3.41

Total securities	536,475	5,247	3.91		462,290	4,668	4.04

Interest-earning deposits and
federal funds sold	11,620	23	0.79		11,877	32	1.08

Total interest-earning assets	1,908,401	29,561	6.20		1,665,360	27,693	6.65

Other assets	92,890				110,528

Total assets	$2,001,291				$1,775,888

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$220,319	274	0.50		$217,586	503	0.92
NOW accounts	44,208	56	0.51		39,043	73	0.75
Money market accounts	292,069	1,286	1.76		229,627	1,243	2.17
Certificate of deposit accounts	615,018	5,311	3.45		567,120	5,241	3.70

Total due to depositors	1,171,614	6,927	2.36		1,053,376	7,060	2.68
Mortgagors' escrow deposits	23,435	12	0.20		18,562	13	0.28

Total deposits	1,195,049	6,939	2.32		1,071,938	7,073	2.64
Borrowed funds	594,212	5,761	3.88		499,518	6,223	4.98

Total interest-bearing
liabilities	1,789,261	12,700	2.84		1,571,456	13,296	3.38

Non-interest bearing deposits	45,708				35,815
Other liabilities	16,659				31,360

Total liabilities	1,851,628				1,638,631
Equity	149,663				137,257

Total liabilities and equity	$2,001,291				$1,775,888

Net interest income/
net interest spread		$16,861	3.36%			$14,397	3.27%

Net interest-earning assets /
Net interest margin	$119,140		3.53%		$93,904		3.46%

Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.06	X

(1) Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.2 million and $0.8 million for the three-month periods ended June 30, 2004 and 2003, respectively.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 2004 and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2004				2003
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net (2)	$1,319,429	$47,533	7.21%		$1,175,530	$45,948	7.82%
Other loans, net (2)	10,026	313	6.24		8,330	279	6.70

Total loans, net	1,329,455	47,846	7.20		1,183,860	46,227	7.81

Mortgage-backed securities	473,175	9,703	4.10		368,320	7,937	4.31
Other securities	63,005	1,054	3.35		50,384	856	3.40

Total securities	536,180	10,757	4.01		418,704	8,793	4.20

Interest-earning deposits and
federal funds sold	15,531	63	0.81		21,453	117	1.09

Total interest-earning assets	1,881,166	58,666	6.24		1,624,017	55,137	6.79

Other assets	96,881				110,692

Total assets	$1,978,047				$1,734,709

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$218,700	544	0.50		$215,874	1,029	0.95
NOW accounts	43,088	108	0.50		39,124	146	0.75
Money market accounts	294,675	2,776	1.88		208,173	2,313	2.22
Certificate of deposit accounts	606,581	10,495	3.46		559,463	10,485	3.75

Total due to depositors	1,163,044	13,923	2.39		1,022,634	13,973	2.73
Mortgagors' escrow deposits	20,218	24	0.24		15,424	36	0.47

Total deposits	1,183,262	13,947	2.36		1,038,058	14,009	2.70
Borrowed funds	584,465	11,447	3.92		495,721	12,494	5.04

Total interest-bearing
liabilities	1,767,727	25,394	2.87		1,533,779	26,503	3.46

Non-interest bearing deposits	43,155				34,717
Other liabilities	18,315				31,917

Total liabilities	1,829,197				1,600,413
Equity	148,850				134,296

Total liabilities and equity	$1,978,047				$1,734,709

Net interest income/
net interest spread		$33,272	3.37%			$28,634	3.33%

Net interest-earning assets /
Net interest margin	$113,439		3.54%		$90,238		3.53%

Ratio of interest-earning assets to
interest-bearing liabilities			1.06	X			1.06	X

(2) Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.2 million and $1.7 million for the six-month periods ended June 30, 2004 and 2003, respectively.

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

	Six months ended
(In thousands)	June 30, 2004	June 30, 2003
Mortgage Loans
At beginning of period	$1,264,219	$1,166,192
Mortgage loans originated:
Multi-family residential	100,005	85,315
Commercial real estate	48,948	43,641
One-to-four family - mixed-use property	67,732	35,337
One-to-four family - residential	8,242	11,063
Construction	10,317	9,488
Co-operative apartment	227	35

Total mortgage loans originated	235,471	184,879

Mortgage loans purchased:
One-to-four family - residential	--	592
One-to-four family - mixed-use property	--	190
Commercial real estate	--	--

Total acquired loans	--	782

Less:
Principal and other reductions	109,107	134,637
Sales	5,424	9,501
Mortgage loan foreclosures	--	--

At end of period	$1,385,159	$1,207,715

Other Loans
At beginning of period	$9,825	$8,486
Other loans originated:
Small Business Administration	2,021	2,945
Small business	4,800	506
Other	1,201	2,201

Total other loans originated	8,022	5,562

Less:
Sales	941	1,870
Principal and other reductions	3,713	2,827

At end of period	$13,193	$9,441

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

(Dollars in thousands)	June 30, 2004	December 31, 2003
Non-accrual mortgage loans	$4,132	$525
Other non-accrual loans	171	157

Total non-accrual loans	4,303	682
Mortgage loans 90 days or more delinquent
and still accruing	--	--
Other loans 90 days or more delinquent
and still accruing	--	--

Total non-performing loans	4,303	682
Real estate owned (foreclosed real estate)	--	--
Investment securities	--	--

Total non-performing assets	$4,303	$682

Non-performing loans to gross loans	0.31%	0.05%
Non-performing assets to total assets	0.21%	0.04%

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	Six months ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Balance at beginning of period	$6,553	$6,581
Provision for loan losses	--	--
Loans charged-off:
One-to-four family residential real estate	--	--
Co-operative apartment	--	--
Multi-family residential	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business and other	(8)	(147)

Total loans charged-off	(8)	(147)

Recoveries:
Mortgage loans	2	123
Commercial business and other	--	--

Total recoveries	2	123

Net charge-offs	(6)	(24)

Balance at end of period	$6,547	$6,557

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at
end of period	0.47%	0.54%
Ratio of allowance for loan losses to non-performing
assets at end of period	152.14%	285.37%
Ratio of allowance for loan losses to non-performing
loans at end of period	152.14%	410.40%

PART I - FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Program
April 1 to April 30, 2004	30,000	$17.27	30,000	354,950
May 1 to May 31, 2004	71,500	$17.55	71,500	283,450
June 1 to June 30, 2004	66,499	$16.86	59,700	223,750

Total	167,999	$17.23	161,200	223,750

The above table includes 6,799 common shares the Company withheld from employees, valued at an average price per share of $17.10, to satisfy tax withholding obligations due upon vesting of restricted stock awards.

The above table does not include restricted stock awards of 124,650 common shares that were surrendered and replaced with restricted stock units. Upon the surrender of these restricted stock awards, the shares originally awarded were returned to treasury. The Company anticipates that an equivalent number of common shares will be issued upon settlement of the restricted stock units.

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

PART II - OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 18, 2004, as contemplated by the Company's definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.

		Against/
	For	Withheld	Abstain
Election of Directors (four directors were elected to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified)
James D. Bennett	17,240,999	367,166	--
John R. Buran	17,074,668	533,497	--
Vincent F. Nicolosi	14,150,195	3,457,970	--
Gerard P. Tully, Sr	17,024,202	583,963	--

Ratification of appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company	17,466,673	127,709	13,783

ITEM 5. OTHER INFORMATION.

Not applicable.

PART II - OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS.

Exhibit	3.1 Certificate of Incorporation of Flushing Financial Corporation (1)
Exhibit	3.2 Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
Exhibit	3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
Exhibit	3.4 By-Laws of Flushing Financial Corporation (1)
Exhibit	4.1 Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
Exhibit	10.2 Employment Agreement between Flushing Savings Bank, FSB and David W. Fry (substantially identical in all material respects to the Amended and Restated Employment Agreement that filed as exhibit 10.2(a) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 2000) (6)
Exhibit	10.3 Employment Agreement between Flushing Financial Corporation and David W. Fry (substantially identical in all material respects to the Amended and Restated Employment Agreement filed as exhibit 10.3(d) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 2000) (6)
Exhibit	10.12(b) Indemnity Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and David W. Fry (substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(a) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996) (5)
Exhibit	10.17 1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended effective April 20, 2004)
Exhibit	10.19 Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C. Passick
Exhibit	31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
Exhibit	31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
Exhibit	32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
Exhibit	32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

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

PART II - OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

b) REPORTS ON FORM 8-K.

On April 23, 2004, the Company filed an 8-K announcing the release of its first quarter 2004 results of operations and financial condition.

On May 7, 2004, the Company filed an 8-K announcing that it has been invited to present at the Community Bank Investors Conference on Tuesday, May 11, 2004.

On May 19, 2004, the Company filed an 8-K announcing that Monica C. Passick would retire as Senior Vice President, Treasurer and Chief Financial Officer, effective July 1, 2004, and that David W. Fry will be named to succeed Mrs. Passick.

On May 19, 2004 the Company filed an 8-K announcing that on May 18, 2004, the Board of Directors declared an increase of 12.5 percent in its quarterly dividend on its common stock to $0.09 per common share, payable on June 30, 2004 to shareholders of record at the close of business on June 10, 2004.

On June 23, 2004, the Company filed an 8-K announcing that it will make presentations to several institutional investors on June 23rd and June 24th.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,
Dated: August 1, 2004	By: /s/Michael J. Hegarty
Michael J. Hegarty
President and Chief Executive Officer
Dated: August 1, 2004	By: /s/David W. Fry
David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
10.2	Employment Agreement between Flushing Savings Bank, FSB and David W. Fry (substantially identical in all material respects to the Amended and Restated Employment Agreement that filed as exhibit 10.2(a) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 2000) (6)
10.3	Employment Agreement between Flushing Financial Corporation and David W. Fry (substantially identical in all material respects to the Amended and Restated Employment Agreement filed as exhibit 10.3(d) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 2000) (6)
10.12(b)	Indemnity Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and David W. Fry (substantially identical in all material respects to the Indemnity Agreement filed as exhibit 10.8(a) to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1996) (5)
10.17	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended effective April 20, 2004)
10.19	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C. Passick
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

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