Form 10-Q
period 2004-09-30
FLUSHING FINANCIAL CORP
filed 2004-11-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 000-24272

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3209278
(I.R.S. Employer Identification No.)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042
(Address of principal executive offices)

(718) 961-5400
(Registrant's telephone number, including area code)

144-51 Northern Boulevard Flushing, New York 11354
(Former address if changed since last report)

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

           The number of shares of the registrant's Common Stock outstanding as of October 29, 2004 was 19,186,859.

i

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$14,096	$20,300
Federal funds sold	13,000	—
Securities available for sale:
Mortgage-backed securities	421,005	479,393
Other securities	41,406	56,316
Loans:
Multi-family residential	618,019	541,837
Commercial real estate	329,026	290,332
One-to-four family - mixed-use property	308,871	226,225
One-to-four family - residential	160,609	178,474
Co-operative apartment	3,203	3,729
Construction	29,754	23,622
Small Business Administration	5,121	4,931
Commercial business and other	8,480	4,894
Unearned loan fees and deferred costs, net	4,173	2,030
Allowance for loan losses	(6,546)	(6,553)

Net loans	1,460,710	1,269,521
Interest and dividends receivable	8,991	8,647
Real estate owned, net	—	—
Bank premises and equipment, net	7,186	6,380
Federal Home Loan Bank of New York stock	21,761	24,462
Goodwill	3,905	3,905
Other assets	45,916	41,827

Total assets	$2,037,976	$1,910,751

LIABILITIES
Due to depositors:
Non-interest bearing	$48,979	$41,397
Interest-bearing:
Certificate of deposit accounts	691,602	593,760
Passbook savings accounts	216,420	216,988
Money market accounts	263,852	263,621
NOW accounts	45,030	42,809

Total interest-bearing deposits	1,216,904	1,117,178
Mortgagors' escrow deposits	20,772	11,334
Borrowed funds	574,743	578,142
Other liabilities	20,130	15,938

Total liabilities	1,881,528	1,763,989

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,456,696 shares issued and 19,183,119 shares outstanding at September 30, 2004, 19,290,601 shares issued and outstanding at December 31, 2003)	195	193
Additional paid-in capital	36,069	32,783
Treasury stock, at average cost (273,577 shares and none at September 30, 2004 and December 31, 2003, respectively)	(4,503)	—
Unearned compensation	(5,001)	(7,373)
Retained earnings	130,711	120,683
Accumulated other comprehensive income (loss), net of taxes	(1,023)	476

Total stockholders' equity	156,448	146,762

Total liabilities and stockholders' equity	$2,037,976	$1,910,751

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
	(Unaudited)
Interest and dividend income
Interest and fees on loans	$25,077	$23,460	$72,923	$69,687
Interest and dividends on securities:
Interest	4,800	4,552	15,385	13,255
Dividends	84	79	256	169
Other interest income	61	34	124	151

Total interest and dividend income	30,022	28,125	88,688	83,262

Interest expense
Deposits	7,247	6,694	21,194	20,703
Other interest expense	5,903	6,233	17,350	18,727

Total interest expense	13,150	12,927	38,544	39,430

Net interest income	16,872	15,198	50,144	43,832
Provision for loan losses	--	--	--	--

Net interest income after provision for loan losses	16,872	15,198	50,144	43,832

Non-interest income
Other fee income	911	871	2,753	2,498
Net gain on sale of loans held for sale	47	76	227	246
Net gain (loss) on sales of securities	5	25	(11)	6
Other income	565	690	1,650	2,165

Total non-interest income	1,528	1,662	4,619	4,915

Non-interest expense
Salaries and employee benefits	4,114	4,017	13,620	11,949
Occupancy and equipment	931	799	2,575	2,205
Professional services	791	758	2,491	2,134
Data processing	465	530	1,468	1,350
Depreciation and amortization	371	322	1,096	872
Other operating expenses	1,470	1,496	4,690	4,551

Total non-interest expense	8,142	7,922	25,940	23,061

Income before income taxes	10,258	8,938	28,823	25,686

Provision for income taxes
Federal	2,969	2,620	8,580	7,637
State and local	1,032	801	2,661	2,188

Total taxes	4,001	3,421	11,241	9,825

Net income	$6,257	$5,517	$17,582	$15,861

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$3,613	$(2,855)	$(1,505)	$(3,151)
Reclassification adjustments for (gains) losses included in income	(3)	(13)	6	(3)

Net unrealized holding gains (losses )	3,610	(2,868)	(1,499)	(3,154)

Comprehensive net income	$9,867	$2,649	$16,083	$12,707

Basic earnings per share	$0.36	$0.32	$1.01	$0.93
Diluted earnings per share	$0.35	$0.31	$0.97	$0.90
Dividends per share	$0.09	$0.073	$0.26	$0.207

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
(In thousands)	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$17,582	$15,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,096	872
Net loss (gain) on sales of securities	11	(6)
Net gain on sales of loans	(227)	(246)
Amortization of unearned premium, net of accretion of unearned discount	1,610	2,702
Deferred income tax (benefit) provision	(189)	1,753
Deferred compensation	1,138	542
Origination of loans held for sale	(4,962)	(9,078)
Proceeds from sale of loans originated for sale	4,962	9,078
Net decrease in other assets and liabilities	(773)	(1,836)
Unearned compensation	2,396	1,148

Net cash provided by operating activities	22,644	20,790

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,902)	(1,664)
Redemptions (purchases) of Federal Home Loan Bank shares	2,701	(3,000)
Purchases of securities available for sale	(102,186)	(366,481)
Proceeds from sales and calls of securities available for sale	78,822	62,391
Proceeds from maturities and prepayments of securities available for sale	95,794	155,324
Proceeds from sale of non-performing loans	1,980	3,502
Net originations and repayment of loans	(193,355)	(64,982)
Purchases of loans	--	(789)

Net cash used by investing activities	(118,146)	(215,699)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	7,582	3,109
Net increase in interest-bearing deposits	99,726	113,860
Net increase in mortgagors' escrow deposits	9,438	4,345
Net decrease in short-term borrowed funds	(25,000)	--
Proceeds from long-term borrowed funds	110,000	130,000
Repayment of long-term borrowed funds	(89,018)	(70,017)
Purchases of treasury stock	(8,360)	(7,069)
Proceeds from issuance of common stock upon exercise of stock options	2,484	3,425
Cash dividends paid	(4,554)	(3,573)

Net cash provided by financing activities	102,298	174,080

Net increase (decrease) in cash and cash equivalents	6,796	(20,829)
Cash and cash equivalents, beginning of period	20,300	47,619

Cash and cash equivalents, end of period	$27,096	$26,790

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$38,417	$39,428
Income taxes paid	8,835	6,611
Non-cash activities:
Securities purchased not yet settled	2,800	9,851

The accompanying notes are an integral part of these consolidated financial statements.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	For the nine months ended
(In thousands, except share data)	September 30, 2004
Common Stock
Balance, beginning of period	$	193
Issuance upon the exercise of stock options (166,095 common shares)		2

Balance, end of period	$	195

Additional Paid-In Capital
Balance, beginning of period	$	32,783
Award of shares released from Employee Benefit Trust (3,931 common shares)		57
Surrender of restricted stock awards (124,650 common shares) which were replaced with restricted stock units		(227)
Options exercised (166,095 common shares)		858
Tax benefit from compensation expense in excess of that recognized for financial reporting purposes		2,598

Balance, end of period	$	36,069

Treasury Stock
Balance, beginning of period	$	--
Purchases of common shares outstanding (453,679 common shares)		(8,023)
Surrender of restricted stock awards (124,650 common shares) which were replaced with restricted stock units		(1,177)
Repurchase of restricted stock awards (25,066 common shares) to satisfy tax obligations		(433)
Shares issued upon vesting of restricted stock unit awards (42,390 common shares)		579
Forfeiture of restricted stock awards (1,050 common shares)		(13)
Issuance for Options exercised (288,478 common shares)		4,564

Balance, end of period	$	(4,503)

Unearned Compensation
Balance, beginning of period	$	(7,373)
Restricted stock award expense		1,333
Surrender of restricted stock awards (124,650 common shares) which were replaced with restricted stock units		564
Forfeiture of restricted stock awards (1,050 common shares)		13
Release of shares from Employee Benefit Trust (135,698 common shares)		462

Balance, end of period	$	(5,001)

Retained Earnings
Balance, beginning of period	$	120,683
Net income		17,582
Options exercised (288,478 common shares)		(2,844)
Shares issued upon vesting of restricted stock units (42,390 common shares)		(156)
Cash dividends declared and paid		(4,554)

Balance, end of period	$	130,711

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$	476
Change in net unrealized gain (loss), net of taxes of approximately $1,200 on securities available for sale		(1,505)
Less: Reclassification adjustment for losses included in net income, net of taxes of approximately $(5)		6

Balance, end of period	$	(1,023)

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

Certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The interim financial information should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

2.       Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.      Earnings Per Share

Basic earnings per share for the three and nine month periods ended September 30, 2004 and 2003 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share has been computed based on the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2004	2003	2004	2003
Net income	$6,257	$5,517	$17,582	$15,861
Divided by:
Weighted average common shares outstanding	17,458	17,104	17,424	16,985
Weighted average common stock equivalents	593	711	673	713
Total weighted average common shares & common stock equivalents	18,051	17,815	18,097	17,698
Basic earnings per share	$0.36	$0.32	$1.01	$0.93
Diluted earnings per share	$0.35	$0.31	$0.97	$0.90
Dividends per share	$0.09	$0.073	$0.26	$0.207
Dividend payout ratio	25.00%	22.92%	25.74%	22.14%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. There were no common stock equivalents that were considered antidilutive for the three- and nine-month periods ended September 30, 2004. Options to purchase 900 shares, at an average exercise price of $14.70, and unvested restricted stock awards of 450 shares, at an average market price on date of grant of $14.70, were not included in the computation of diluted earnings per share for the three months ended September 30, 2003. Options to purchase 268,050 shares, at an average exercise price of $13.55, and unvested restricted stock awards of 81,787 shares, at an average market price on date of grant of $13.51, were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

4.      Stock Option Plans

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Stock Option Plan. Compensation expense is recognized in the financial statements for restricted stock and restricted stock unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options vest over several years and additional option grants may be made each year.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$6,257	$5,517	$17,582	$15,861
Add: Stock-based compensation expense included in reported net income, net of related tax effects	139	170	1,158	513
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(306)	(365)	(2,798)	(1,043)

Pro forma net income	$6,090	$5,322	$15,942	$15,331

Basic earnings per share:
As reported	$0.36	$0.32	$1.01	$0.93
Pro forma	$0.35	$0.31	$0.91	$0.90
Diluted earnings per share:
As reported	$0.35	$0.31	$0.97	$0.90
Pro forma	$0.34	$0.30	$0.88	$0.87

There were no grants of stock options, restricted stock awards, or restricted stock unit awards in the three-month period ended September 30, 2004. There were stock option grants of 900 shares of common stock, at an average exercise price of $14.70, and restricted stock awards of 450 shares of common stock, at an average market price on date of grant of $14.70, in the three-month period ended September 30, 2003.

There were stock option grants of 201,700 shares of common stock, at an average exercise price of $17.36, and 268,050 shares of common stock, at an average exercise price of $13.55, in the nine-month periods ended September 30, 2004 and 2003, respectively. There were restricted stock and restricted stock unit awards of 73,783 shares of common stock, at an average market price on date of grant of $16.95, and 81,783 shares of common stock, at an average market price on date of grant of $13.51, in the nine-month periods ended September 30, 2004 and 2003, respectively.

The nine-month period ended September 30, 2004 includes a charge to earnings, on an after-tax basis, of $0.2 million or $0.01 per diluted share, recorded in the second quarter of 2004, related to certain restricted stock unit awards in June 2004. In addition to the previously mentioned charge, the nine-month period ended September 30, 2004 includes a charge to earnings (recorded during the three months ended March 31, 2004), on an after-tax basis, of $0.5 million or $0.03 per diluted share, related to an adjustment of compensation expense for certain restricted stock awards made in prior periods. These charges reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will be fully vested. These amounts are included above in stock-based compensation expense.

In addition, the nine-month period ended September 30, 2004 includes, in the deduction for stock-based compensation determined under fair value method, a net after tax charge of $0.4 million or $0.02 per diluted share, related to certain stock option grants awarded in June 2004. In addition to the previously mentioned deduction, the nine-month period ended September 30, 2004 includes, in the deduction for stock-based compensation determined under the fair value method, a net after tax deduction of $0.8 million or $0.04 per diluted share, related to an adjustment of compensation expense using the fair value method for stock option grants awarded during prior periods. These deductions reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will be fully vested.

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

The Holding Company owns Flushing Financial Capital Trust I (the "Trust"), a special purpose business trust formed to issue capital securities, which is subject to FIN 46 and FIN 46R. Prior to 2004, the Trust was consolidated. Since the Holding Company does not have sufficient equity at risk, as defined in FIN 46R, the Trust was deconsolidated, effective with the first quarter of 2004. Deconsolidation of the Trust has not had a material impact on the Company's financial statements.

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

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

7.      Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Employee Pension Plan:
Service cost	$156	$139	$466	$416
Interest cost	197	188	591	565
Amortization of unrecognized loss	20	4	61	13
Amortization of past service liability	(4)	(6)	(10)	(18)
Expected return on plan assets	(292)	(271)	(875)	(815)

Net employee pension expense	$77	$54	$233	$161

Outside Director Pension Plan:
Service cost	$19	$10	$56	$30
Interest cost	12	5	37	15
Amortization of unrecognized loss	4	4	11	11
Amortization of past service liability	35	29	106	89

Net outside director pension expense	$70	$48	$210	$145

Other Postretirement Benefit Plans:
Service cost	$41	$38	$124	$114
Interest cost	54	54	164	163
Amortization of unrecognized loss	13	15	38	46
Amortization of past service liability	(33)	(32)	(98)	(98)

Net other postretirement benefit expense	$75	$75	$228	$225

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expects to contribute $0.9 million, $0.1 million and $0.1 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2004. As of September 30, 2004, the Company has contributed $859,000 to the Employee Pension Plan, $75,000 to the Outside Director Plan, and $70,000 to the Other Postretirement Benefit Plans. As of September 30, 2004, the Company has not revised its expected contributions for the year ending December 31, 2004 for any of these plans.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the "Holding Company"), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the "Bank"), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through eleven banking offices located in Queens, Brooklyn, Manhattan, Bronx and Nassau County. The Bank has taken steps to close the banking office located in the Bronx during the fourth quarter of 2004. Upon completion, this closing will reduce the number of branches to ten, and the deposits held at this location will be transferred to the main branch in Flushing, Queens. The Holding Company does not anticipate that the closing of this branch will have a material effect on its financial condition or results of operations. Flushing Financial Corporation's common stock is publicly traded on the Nasdaq National Market under the symbol "FFIC". The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the "Company"), but reflects principally the Bank's activities.

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

The Company's results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company's interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY ("FHLB-NY") stock and net gains and losses on sales of securities and loans. The Company's operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company's results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. However, the Company has not recorded a provision for possible loan losses since 1999. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

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

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. Diluted earnings per share increased $0.04, or 12.9%, to $0.35 for the three months ended September 30, 2004 from $0.31 for the three months ended September 30, 2003. Net income increased $0.7 million, or 13.4%, to $6.3 million for the three months ended September 30, 2004 from $5.5 million for the three months ended September 30, 2003. The return on average assets for the three months ended September 30, 2004 increased to 1.25% compared to 1.20% for the three months ended September 30, 2003, while the return on average equity for the three months ended September 30, 2004 increased to 16.57% from 16.28% for the three months ended September 30, 2003.

Interest Income. Total interest and dividend income increased $1.9 million, or 6.7%, to $30.0 million for the three months ended September 30, 2004 from $28.1 million for the three months ended September 30, 2003. This increase was primarily the result of a $181.3 million increase in the average balance of interest-earning assets for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The average balance of higher-yielding mortgage loans, net increased $194.0 million while the average balance of lower-yielding mortgage-backed securities and other securities decreased $18.8 million and $2.8 million, respectively, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The yield on interest-earning assets declined 22 basis points to 6.27% for the three months ended September 30, 2004 from 6.49% for the three months ended September 30, 2003. This decrease is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the yield on assets during the third quarter of 2004. However, short-term rates have now increased approximately 75 basis points since the first quarter of 2004. Long-term rates, after rising briefly, have returned to their levels at the beginning of the year. We continued our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that has taken place during the current quarter and preceding two years. The Bank's existing borrowers have been refinancing their higher costing mortgage loans at lower rates, which have resulted in a reduction on the yield of the mortgage portfolio. However, this decrease has been partially offset by prepayment penalties that have been collected. In addition, the Bank's current strategy includes moving funds from the lower-yielding mortgage-backed securities and other securities portfolios into the higher-yielding mortgage loan portfolio.

Interest Expense. Interest expense increased $0.2 million, or 1.7%, to $13.2 million for the three months ended September 30, 2004 from $12.9 million for the three months ended September 30, 2003, primarily due to a $153.2 million increase in the average balance of interest-bearing liabilities. This was partially offset by a 22 basis point decline in the cost of interest-bearing liabilities to 2.94% in the three months ended September 30, 2004 from 3.16% in the three months ended September 30, 2003. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds in the third quarter of 2004.

Net Interest Income. For the three months ended September 30, 2004, net interest income increased $1.7 million, or 11.0%, to $16.9 million from $15.2 million in the three months ended September 30, 2003. This increase in net interest income is primarily due to a $181.3 million increase in the average balance of interest-earning assets, as the net interest spread was 3.33% for the three months ended September 30, 2004, the same as that for the three months ended September 30, 2003. The net interest margin increased 2 basis points to 3.53% for the three months ended September 30, 2004 from 3.51% for the three months ended September 30, 2003, due an increase of $28.1 million in the amount by which average interest-earning assets exceeds average interest-bearing liabilities. However, the net interest margin of 3.53% for the three months ended September 30, 2004 remained the same as that for the three months ended June 30, 2004.

> -10-

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for the three-month periods ended September 30, 2004 and 2003. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the three-month periods ended September 30, 2004 and 2003.

Non-Interest Income. Non-interest income was $1.5 million for the three months ended September 30, 2004, a decrease of $0.1 million from the $1.7 million for the three months ended September 30, 2003. This decrease is attributable to the reduction in dividends on Federal Home Loan Bank of New York ("FHLB-NY") stock, which decreased $0.2 million for the three months ended September 30, 2004 from the three months ended September 30, 2003.

Non-Interest Expense. Non-interest expense was $8.1 million for the three months ended September 30, 2004, an increase of $0.2 million, or 2.8%, from $7.9 million for the three months ended September 30, 2003. The increase from the prior year period is primarily attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services, and, in the fourth quarter of 2003, the opening of a new branch in Astoria, Queens. Management continues to monitor expenditures resulting in efficiency ratios of 44.3% and 47.1% for the three months ended September 30, 2004 and 2003, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $1.3 million, or 14.8%, to $10.3 million for the three months ended September 30, 2004 as compared to $8.9 million for the three months ended September 30, 2003, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $4.0 million for the three months ended September 30, 2004 compared to $3.4 million for the three months ended September 30, 2003. This increase is primarily due to the $1.3 million increase in income before income taxes, combined with a slight increase in the effective tax rate. The effective tax rate was 39.00% for the three months ended September 30, 2004 compared to 38.27% for the three months ended September 30, 2003.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. Diluted earnings per share increased 7.8% to $0.97 for the nine months ended September 30, 2004 from $0.90 for the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2004 increased $1.7 million, or 10.9%, to $17.6 million from the $15.9 million reported for the nine months ended September 30, 2003. The return on average assets for the nine months ended September 30, 2004 was 1.18% compared to 1.19% for the nine months ended September 30, 2003, while the return on average equity for the nine months ended September 30, 2004 was 15.67% compared to 15.70% for the nine months ended September 30, 2003.

The nine-month period ended September 30, 2004 includes a charge to earnings of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share, relating to an adjustment of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits to reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will be fully vested. This charge was recorded in the first quarter of 2004. Although this adjustment relates to prior periods, the amount of the charge attributable to any prior year would not have been material to the Company's financial condition or results of operations as reported for that year.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $5.4 million, or 6.5%, to $88.7 million for the nine months ended September 30, 2004 from $83.3 million for the nine months ended September 30, 2003. This increase was primarily the result of a $231.6 million increase in the average balance of interest-earning assets for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The average balance of total loans, net, mortgage-backed securities and other securities increased $163.5 million, $63.2 million and $7.4 million, respectively, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. These increases were partially offset by a $2.6 million decrease in the average balance of interest-earning deposits and federal funds sold for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The yield on interest-earning assets declined 43 basis points to 6.25% for the nine months ended September 30, 2004 from 6.68% for the nine months ended September 30, 2003. This decrease is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the yield on assets during the first nine months of 2004. However, short-term rates have now increased approximately 75 basis points since the first quarter of 2004. Long-term rates, after rising briefly, have returned to their levels at the beginning of the year. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that has taken place during the nine month period ended September 30, 2004 and the preceding two years. The Bank's existing borrowers have been refinancing their higher costing mortgage loans at lower rates, which have resulted in a reduction on the yield of the mortgage portfolio. However, this decrease has been partially offset by prepayment penalties that have been collected. In addition, the increase in the average balance of the securities portfolio, while increasing interest income, reduced the yield on total interest-earning assets. The Bank's current strategy includes reducing the lower-yielding mortgage-backed securities portfolio and shifting these funds to the higher-yielding mortgage loan portfolio.

Interest Expense. Interest expense decreased $0.9 million, or 2.2%, to $38.5 million for the nine months ended September 30, 2004 from $39.4 million for the nine months ended September 30, 2003, primarily due to a 46 basis point decline in the cost of interest-bearing liabilities to 2.89% in the nine months ended September 30, 2004 from 3.35% in the nine months ended September 30, 2003. This decrease was partially offset by a $206.7 million increase in the average balance of interest-bearing liabilities. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds during the first nine months of 2004. This was coupled with an increase in the average balance of lower costing core deposits.

Net Interest Income. For the nine months ended September 30, 2004, net interest income increased $6.3 million, or 14.4%, to $50.1 million from $43.8 million in the nine months ended September 30, 2003. This increase in net interest income is primarily due to a $231.6 million increase in the average balance of interest-earning assets, combined with a three basis point improvement in the net interest spread and an increase of $24.9 million in the amount by which average interest-earning assets exceed average interest-bearing liabilities. The net interest margin increased one basis point to 3.53% for the nine months ended September 30, 2004 from 3.52% for the nine months ended September 30, 2003, due to the increase in the net interest spread and the increase in the amount by which average interest-earning assets exceeds average interest-bearing liabilities, partially offset by the increase in the average balance of interest-earning assets.

Provision for Loan Losses. There was no provision for loan losses for the nine-month periods ended September 30, 2004 and 2003. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Based on these reviews, no provision for loan losses was deemed necessary for either of the nine-month periods ended September 30, 2004 and 2003.

Non-Interest Income. Non-interest income decreased $0.3 million, or 6.0%, to $4.6 million for the nine months ended September 30, 2004 from $4.9 million for the nine months ended September 30, 2003. Loan fees and banking services fees increased $0.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This was more than offset by the reduction in dividends on Federal Home Loan Bank of New York ("FHLB-NY") stock, which decreased $0.6 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $25.9 million for the nine months ended September 30, 2004, an increase of $2.9 million, or 12.5%, from $23.1 million for the nine months ended September 30, 2003. Salaries and employee benefits and other operating expenses increased $0.9 million and $0.2 million, respectively, as a result of the adjustment to amortization of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits during the first quarter of 2004, and the expensing of certain restricted stock unit awards at the time of grant during the second quarter of 2004 to reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will be fully vested. The nine months ended September 30, 2004 also includes increased professional service fees due to costs incurred to comply with the Sarbanes-Oxley Act. The remaining increase from the prior year period is primarily attributable to the Bank's continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services, and, in the fourth quarter of 2003, the opening of a new branch in Astoria, Queens. Management continues to monitor expenditures resulting in an efficiency ratio of 47.4% and 47.3% for the nine-month periods ended September 30, 2004 and 2003, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $3.1 million, or 12.2%, to $28.8 million for the nine months ended September 30, 2004 as compared to $25.7 million for the nine months ended September 30, 2003, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $11.2 million for the nine months ended September 30, 2004 an increase of $1.4 million, or 14.4%, compared to $9.8 million for the nine months ended September 30, 2003. This increase is primarily due to the $3.1 million increase in income before income taxes, combined with a slight increase in the effective tax rate. The effective tax rate was 39.00% for the nine months ended September 30, 2004 compared to 38.25% for the nine months ended September 30, 2003.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at September 30, 2004 were $2,038.0 million, a $127.2 million increase from December 31, 2003. Total loans, net increased $191.2 million during the nine months ended September 30, 2004 to $1,460.7 million from $1,269.5 million at December 31, 2003.

The following table shows loan originations and purchases for the period indicated.

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(in thousands)
Multi-family residential	$58,053	$39,120	$158,058	$124,435
Commercial real estate	22,436	28,613	71,384	72,254
One-to-four family - mixed-use property	36,454	22,855	104,186	58,382
One-to-four family - residential	6,501	3,511	14,743	15,166
Construction	8,846	3,304	19,163	12,792
Co-operative apartment	75	--	302	35
Commercial business and other loans	3,894	2,004	11,916	7,656

Total	$136,259	$99,407	$379,752	$290,720

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $4.5 million at September 30, 2004 compared to $0.7 million at December 31, 2003 and $1.7 million at September 30, 2003. The increase in non-performing assets at September 30, 2004 is attributed to two mortgages secured by commercial properties. The borrower is negotiating the sale of these properties. The Company believes it has a secure position in these two loans, and does not anticipate a significant loss, if any, will be incurred. Total non-performing assets as a percentage of total assets were 0.22% at September 30, 2004, 0.04% at December 31, 2003, and 0.09% at September 30, 2003. The ratio of allowance for loan losses to total non-performing loans was 146% at September 30, 2004 compared to 961% at December 31, 2003 and 387% at September 30, 2003.

During the first nine months of 2004, mortgage-backed securities decreased $58.4 million to $421.0 million while other securities decreased $14.9 million to $41.4 million. The funds obtained from the repayment and sale of mortgage-backed securities and other securities have been used to originate higher yielding mortgage loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities. At September 30, 2004, loans in process totaled $174.1 million.

Liabilities. Total liabilities increased $117.5 million to $1,881.5 million at September 30, 2004 from $1,764.0 million at December 31, 2003. Due to depositors increased $107.3 million as certificate of deposit accounts increased $97.8 million while lower costing core deposits increased $9.5 million. Borrowed funds decreased $3.4 million during the nine months ended September 30, 2004, as asset growth was funded by deposit growth.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders' equity increased $9.7 million to $156.4 million at September 30, 2004 from $146.8 million at December 31, 2003. Net income of $17.6 million for the nine months ended September 30, 2004 was partially offset by $7.9 million in treasury shares purchased through the Company's stock repurchase programs, a net after-tax decrease of $1.5 million in the market value of securities available for sale, and $4.6 million in cash dividends paid during the nine month period. In addition, the exercise of stock options increased stockholders' equity by $5.1 million, including the income tax benefit realized by the Company upon the exercise of stock options. Book value per share was $8.16 at September 30, 2004 compared to $7.61 per share at December 31, 2003 and $7.34 per share at September 30, 2003.

Under its stock repurchase programs, the Company repurchased 448,600 shares during the nine months ended September 30, 2004, at a total cost of $7.9 million, or an average of $17.67 per share. During the third quarter of 2004, the Company completed its eleventh stock repurchase program and announced the approval of a new stock repurchase program authorizing the purchase of an additional 1,000,000 shares. At September 30, 2004, 991,350 shares remain to be repurchased under the current stock repurchase program. Through September 30, 2004, the Company had repurchased approximately 46% of the common shares issued in connection with the Company's initial public offering at a cost of $107.8 million.

Cash flow. During the nine months ended September 30, 2004, funds provided by the Company's operating activities amounted to $22.6 million. These funds, together with $102.3 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $118.1 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family and commercial real estate loans. During the nine months ended September 30, 2004, the net total of loan originations less loan repayments was $193.4 million. The Company also invests in other securities including mortgage loan surrogates such as mortgage-backed securities. During the nine months ended September 30, 2004, the Company purchased a total of $102.2 million in securities available for sale. Funds for investment were also provided by $174.6 million in maturities, prepayments, calls and sales of securities available for sale. Additional funds of $2.5 million were provided through the exercise of stock options. The Company also used funds of $8.4 million for treasury stock purchases and $4.6 million in dividend payments during the nine months ended September 30, 2004.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

INTEREST RATE RISK

The consolidated statements of financial condition have been prepared in conformity with generally accepted accounting principles in the United States of America, which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company's interest-earning assets which could adversely affect the Company's results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company's stockholders' equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the "Earnings and Economic Exposure to Changes in Interest Rate" report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2004. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest		Net Portfolio
Change in Interest Rate	Income	Net Portfolio Value	Value Ratio
-300 Basis points	-24.53%	-29.17%	7.32%
-200 Basis points	-9.41	-12.84	9.05
-100 Basis points	-2.74	-2.76	10.20
Base interest rate	--	--	10.66
+100 Basis points	-2.31	-5.90	10.27
+200 Basis points	-5.90	-15.21	9.51
+300 Basis points	-10.96	-25.65	8.57

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2004, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 2004.

(Dollars in thousands)	Amount	Percent of Assets
Tangible Capital:
Capital level	$155,258	7.67%
Requirement	30,355	1.50
Excess	124,903	6.17
Leverage and Core Capital:
Capital level	$155,258	7.67%
Requirement	60,711	3.00
Excess	94,547	4.67
Risk-Based Capital:
Capital level	$161,804	13.87%
Requirement	93,345	8.00
Excess	68,459	5.87

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2004 and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2004				2003
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,402,672	$24,868	7.09%		$1,208,638	$23,328	7.72%
Other loans, net (1)	14,225	209	5.88		9,361	132	5.64

Total loans, net	1,416,897	25,077	7.08		1,217,999	23,460	7.70

Mortgage-backed securities	432,856	4,507	4.16		451,649	4,242	3.76
Other securities	44,390	377	3.40		47,188	389	3.30

Total securities	477,246	4,884	4.09		498,837	4,631	3.71

Interest-earning deposits and
federal funds sold	20,179	61	1.21		16,148	34	0.84

Total interest-earning assets	1,914,322	30,022	6.27		1,732,984	28,125	6.49

Other assets	93,082				110,183

Total assets	$2,007,404				$1,843,167

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$219,083	275	0.50		$220,425	310	0.56
NOW accounts	43,839	54	0.49		40,995	57	0.56
Money market accounts	262,651	1,093	1.66		238,919	1,135	1.90
Certificate of deposit accounts	662,088	5,812	3.51		573,865	5,179	3.61

Total due to depositors	1,187,661	7,234	2.44		1,074,204	6,681	2.49
Mortgagors' escrow deposits	18,062	13	0.29		11,921	13	0.44

Total deposits	1,205,723	7,247	2.40		1,086,125	6,694	2.47
Borrowed funds	585,560	5,903	4.03		551,954	6,233	4.52

Total interest-bearing
liabilities	1,791,283	13,150	2.94		1,638,079	12,927	3.16

Non-interest bearing deposits	46,616				37,048
Other liabilities	18,484				32,521

Total liabilities	1,856,383				1,707,648
Equity	151,021				135,519

Total liabilities and equity	$2,007,404				$1,843,167

Net interest income /net interest spread		$16,872	3.33%			$15,198	3.33%

Net interest-earning assets /
Net interest margin	$123,039		3.53%		$94,905		3.51%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.06	x

(1)    Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.6 million and $1.4 million for the three-month periods ended September 30, 2004 and 2003, respectively.

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2004 and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2004				2003
	Average		Average		Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,347,379	$72,401	7.16%		$1,186,687	$69,276	7.78%
Other loans, net (1)	11,436	522	6.09		8,678	411	6.31

Total loans, net	1,358,815	72,923	7.16		1,195,365	69,687	7.77

Mortgage-backed securities	459,637	14,210	4.12		396,402	12,179	4.10
Other securities	56,755	1,431	3.36		49,307	1,245	3.37

Total securities	516,392	15,641	4.04		445,709	13,424	4.02

Interest-earning deposits and
federal funds sold	17,092	124	0.97		19,666	151	1.02

Total interest-earning assets	1,892,299	88,688	6.25		1,660,740	83,262	6.68

Other assets	95,605				110,519

Total assets	$1,987,904				$1,771,259

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts	$218,828	819	0.50		$217,407	1,339	0.82
NOW accounts	43,340	162	0.50		39,754	203	0.68
Money market accounts	283,922	3,869	1.82		218,534	3,448	2.10
Certificate of deposit accounts	625,219	16,307	3.48		564,317	15,664	3.70

Total due to depositors	1,171,309	21,157	2.41		1,040,012	20,654	2.65
Mortgagors' escrow deposits	19,494	37	0.25		14,243	49	0.46

Total deposits	1,190,803	21,194	2.37		1,054,255	20,703	2.62
Borrowed funds	584,833	17,350	3.96		514,672	18,727	4.85

Total interest-bearing
liabilities	1,775,636	38,544	2.89		1,568,927	39,430	3.35

Non-interest bearing deposits	44,317				35,503
Other liabilities	18,372				32,121

Total liabilities	1,838,325				1,636,551
Equity	149,579				134,708

Total liabilities and equity	$1,987,904				$1,771,259

Net interest income /net interest spread		$50,144	3.36%			$43,832	3.33%

Net interest-earning assets /
Net interest margin	$116,663		3.53%		$91,813		3.52%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	x			1.06	x

(2)    Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.8 million and $3.1 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

	Nine months ended
(In thousands)	September 30, 2004	September 30, 2003
Mortgage Loans
At beginning of period	$1,264,219	$1,166,192
Mortgage loans originated:
Multi-family residential	158,058	124,435
Commercial real estate	71,384	72,254
One-to-four family - mixed-use property	104,186	58,192
One-to-four family - residential	14,743	14,574
Construction	19,163	12,792
Co-operative apartment	302	35

Total mortgage loans originated	367,836	282,282

Mortgage loans purchased:
One-to-four family - residential	--	592
One-to-four family - mixed-use property	--	190
Commercial real estate	--	--

Total acquired loans	--	782

Less:
Principal and other reductions	177,149	210,897
Sales	5,424	9,501
Mortgage loan foreclosures	--	--

At end of period	$1,449,482	$1,228,858

Other Loans
At beginning of period	$9,825	$8,486
Other loans originated:
Small Business Administration	2,788	3,728
Small business	7,313	1,484
Other	1,815	2,444

Total other loans originated	11,916	7,656

Less:
Sales	1,518	3,079
Principal and other reductions	6,622	4,985

At end of period	$13,601	$8,078

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

(Dollars in thousands)	September 30, 2004	December 31, 2003
Non-accrual mortgage loans	$4,273	$525
Other non-accrual loans	218	157

Total non-accrual loans	4,491	682
Mortgage loans 90 days or more delinquent and still accruing	--	--
Other loans 90 days or more delinquent and still accruing	--	--

Total non-performing loans	4,491	682
Real estate owned (foreclosed real estate)	--	--
Investment securities	--	--

Total non-performing assets	$4,491	$682

Non-performing loans to gross loans	0.31%	0.05%
Non-performing assets to total assets	0.22%	0.04%

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	Nine months ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Balance at beginning of period	$6,553	$6,581
Provision for loan losses	--	--
Loans charged-off:
One-to-four family residential real estate	--	--
Co-operative apartment	--	--
Multi-family residential	--	--
Commercial real estate	--	--
Construction	--	--
Commercial business and other	(9)	(153)

Total loans charged-off	(9)	(153)

Recoveries:
Mortgage loans	2	124
Commercial business and other	--	2

Total recoveries	2	126

Net charge-offs	(7)	(27)

Balance at end of period	$6,546	$6,554

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at end of period	0.45%	0.53%
Ratio of allowance for loan losses to non-performing assets at end of period	145.76%	386.99%
Ratio of allowance for loan losses to non-performing loans at end of period	145.76%	386.99%

PART I - FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk".

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2004.

				Maximum
			Total Number of	Number of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs	or Program
July 1 to July 31, 2004	11,412	17.35	9,500	214,250
August 1 to August 31, 2004	182,900	17.58	182,900	1,031,350
September 1 to September 30, 2004	40,000	18.55	40,000	991,350

Total	234,312	17.74	232,400	991,350

The above table includes 1,912 common shares the Company withheld from employees, valued at an average price per share of $17.25, to satisfy tax withholding obligations due upon vesting of restricted stock awards.

The current common stock repurchase program was approved by the Company's Board of Directors on August 17, 2004. This repurchase program authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

PART II - OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.    OTHER INFORMATION.

Not applicable.

PART II - OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.    EXHIBITS.

Exhibit 3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
Exhibit 3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
Exhibit 3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
Exhibit 3.4	By-Laws of Flushing Financial Corporation (1)
Exhibit 4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration NO.33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,
Dated: November 4, 2004	By: /s/Michael J. Hegarty
Michael J. Hegarty
President and Chief Executive Officer
Dated: November 4, 2004	By: /s/David W. Fry
David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation(4)
3.4	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.