Form 10-K
period 2004-12-31
FLUSHING FINANCIAL CORP
filed 2005-03-14
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   No

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes   No

                 As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $319,016,000. This figure is based on the closing price on that date on the Nasdaq National Market for a share of the registrant’s Common Stock, $0.01 par value, which was $17.65.

                 The number of shares of the registrant’s Common Stock outstanding as of February 28, 2005 was 19,201,756 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005 are incorporated herein by reference in Part III.

i

ii

SIGNATURES POWER OF ATTORNEY
iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

                 Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — Allowance for Loan Losses”, “Business — Market Area and Competition” and “Business — Risk Factors” in Item 1 below, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I

Item 1.        Business.

GENERAL

Overview

                 Flushing Financial Corporation (the “Holding Company”) is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the “Bank”). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time the Holding Company acquired all of the stock of the Bank. The primary business of the Holding Company at this time is the operation of its wholly owned subsidiary, the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank. Flushing Financial Corporation’s common stock is traded on the NASDAQ National Market under the symbol “FFIC”.

                 The Holding Company also owns Flushing Financial Capital Trust I (the “Trust”), a special purpose business trust formed to issue capital securities. The Trust used the proceeds from the issuance of these capital securities, and the proceeds from the issuance of its common stock, to purchase junior subordinated debentures from the Holding Company. Since the Holding Company does not have sufficient equity at risk, as defined in FASB Interpretation No. 46R, effective January 1, 2004, the Trust is no longer included in the consolidated financial statements.

                 Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Holding Company, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). At December 31, 2004, the Company had total assets of $2.1 billion, deposits of $1.3 billion and stockholders’ equity of $160.7 million.

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

                 In addition to operating the Bank, the Holding Company invests primarily in U.S. government securities, mortgage-backed securities, and corporate securities. The Holding Company also holds a note evidencing a loan that it made to an employee benefit trust established by the Holding Company for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Holding Company and the Bank (the “Employee Benefit Trust”). The funds provided by this loan enabled the Employee Benefit Trust to acquire 2,328,750 shares, or 8% of the common stock issued in our initial public offering.

                 On November 18, 2003, the Board of Directors declared a three-for-two split of the Holding Company’s common stock in the form of a 50% stock dividend, which was paid on December 15, 2003. Each stockholder received one additional share for every two shares of common stock held at the record date, December 1, 2003. Cash was paid in lieu of fractional shares and no dividend was paid on shares held in treasury. Share and per share data for prior years in this Annual Report have been adjusted to reflect this stock dividend.

Market Area and Competition

                 The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank’s main office is in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and nine branch offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. The Bank maintains its executive offices in Lake Success in Nassau County, New York. Substantially all of the Bank’s mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, real estate values in the New York City metropolitan area have been relatively stable or increasing, which has favorably impacted the Bank’s asset quality. See “— Asset Quality” and “– Risk Factors – Local Economic Conditions”. There can be no assurance that the stability of these economic factors will continue.

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

Lending Activities

                 Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, the Bank also offers SBA loans, other small business loans and consumer loans. Substantially all the Bank’s mortgage loans are secured by properties located within the Bank’s market area. At December 31, 2004, the Bank had gross loans outstanding of $1,518.2 million (before the allowance for loan losses and net deferred costs).

                 In recent years, the Bank has emphasized the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. From December 31, 2001 to December 31, 2004, multi-family residential mortgage loans increased $277.3 million, or 75.0%, commercial real estate mortgage loans increased $119.6 million, or 55.8%, one-to-four family mixed-use property mortgage loans increased $223.0 million, or 203.1%, while one-to-four family residential mortgage loans decreased $203.7 million, or 56.8%. The Bank expects to continue this emphasis through aggressive marketing and by maintaining competitive interest rates and origination fees. The

Bank’s marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, the Bank may purchase loans from mortgage bankers and other financial institutions. Loans purchased comply with the Bank’s underwriting standards.

                 Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to a greater risk of credit loss than one-to-four family residential mortgage loans. The Bank’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require the Bank to increase its provision for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Bank has not experienced significant losses in its multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios, and has determined that, at this time, additional provisions are not required.

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

                 In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of declining interest rates, the Bank may experience refinancing activity in ARM loans, as borrowers show a preference to lock-in the lower rates available on fixed-rate loans. In the case of ARM loans originated by the Bank, volume and adjustment periods are affected by the interest rates and other market factors as discussed above as well as consumer preferences. The Bank has not in the past, nor does it currently originate ARM loans that provide for negative amortization.

                 The Bank’s lending activities are subject to federal and state laws and regulations. See “— Regulation”.

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,

	2004		2003		2002		2001		2000

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage Loans:

Multi-family residential	$646,922	42.61%	$541,837	42.53%	$452,663	38.54%	$369,651	34.45%	$334,307	33.68%

Commercial real estate	334,048	22.00	290,332	22.79	257,054	21.88	214,410	19.98	167,549	16.88

One-to-four family –
mixed-use property	332,805	21.92	226,225	17.76	170,499	14.51	109,809	10.23	66,009	6.65

One-to-four family –
residential(1)	151,737	10.00	178,474	14.01	262,944	22.38	351,992	32.81	401,775	40.48

Co-operative apartment (2)	3,132	0.21	3,729	0.29	5,205	0.44	6,601	0.62	8,009	0.81

Construction	31,460	2.07	23,622	1.85	17,827	1.52	13,807	1.29	8,304	0.84

Gross mortgage loans	1,500,104	98.81	1,264,219	99.23	1,166,192	99.27	1,066,270	99.38	985,953	99.34

Small Business Administration
loans	5,633	0.37	4,931	0.39	4,301	0.37	3,911	0.36	2,844	0.29

Commercial business and other loans	12,505	0.82	4,894	0.38	4,185	0.36	2,814	0.26	3,704	0.37

Gross loans	1,518,242	100.00%	1,274,044	100.00%	1,174,678	100.00%	1,072,995	100.00%	992,501	100.00%

Unearned loan fees and deferred
costs, net	4,798		2,030		1,463		787		579

Less: Allowance for loan losses	(6,533)		(6,553)		(6,581)		(6,585)		(6,721)

Loans, net	$1,516,507		$1,269,521		$1,169,560		$1,067,197		$986,359

(1)	One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2004, gross home equity loans totaled $13.3 million and condominium loans totaled $12.1 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.
4

                 The following table sets forth the Bank’s loan originations (including the net effect of refinancings) and the changes in the Bank’s portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Mortgage Loans

At beginning of year	$1,264,219	$1,166,192	$1,066,270

Mortgage loans originated:
Multi-family residential	203,741	188,242	136,944
Commercial real estate	92,526	89,134	63,803
One-to-four family – mixed-use property	136,804	85,336	71,930
One-to-four family – residential	17,699	17,412	18,213
Co-operative apartment	302	35	354
Construction	25,923	18,884	13,825

Total mortgage loans originated	476,995	399,043	305,069

Mortgage loans purchased:
Commercial real estate	—	—	9,315
One-to-four family – mixed-use property	—	190	—
One-to-four family – residential	—	592	863

Total mortgage loans purchased	—	782	10,178

Less:
Principal reductions	233,327	288,916	214,125
Mortgage loan sales	7,783	12,882	1,200
Mortgage loan foreclosures	—	—	—

At end of year	$1,500,104	$1,264,219	$1,166,192

SBA, Commercial Business and Other Loans

At beginning of year	$9,825	$8,486	$6,725

Loans originated:
SBA loans	4,781	5,626	5,408
Small business loans	11,642	2,561	2,030
Other loans	2,172	3,982	2,272

Total other loans originated	18,595	12,169	9,710

Less:
Sales	2,472	4,065	3,645
Repayments	7,794	6,650	4,298
Charge-offs	16	115	6

At end of year	$18,138	$9,825	$8,486

                 Loan Maturity and Repricing. The following table shows the maturity of the Bank’s commercial mortgage loan, construction loan and non-mortgage loan portfolios at December 31, 2004. Scheduled repayments are shown in the maturity category in which the payments become due.

	Commercial Mortgage Loans	Construction	SBA	Commercial Business and Other	Total

	(In thousands)

Amounts due within one year	$33,533	$24,416	$1,454	$5,931	$65,334

Amounts due after one year:
One to two years	31,760	7,044	646	3,189	42,639
Two to three years	29,901	—	549	2,254	32,704
Three to five years	58,256	—	799	906	59,961
Over five years	180,598	—	2,185	225	183,008

Total due after one year	300,515	7,044	4,179	6,574	318,312

Total amounts due	$334,048	$31,460	$5,633	$12,505	$383,646

Sensitivity of loans to changes in
interest rates – loans due
after one year:
Fixed rate loans	$91,476	$7,044	$46	$4,510	$103,076
Adjustable rate loans	209,039	—	4,133	2,064	215,236

Total loans due after one year	$300,515	$7,044	$4,179	$6,574	$318,312

                 Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $646.9 million, or 42.61% of gross loans, at December 31, 2004. The Bank’s multi-family residential mortgage loans had an average principal balance of $461,000 at December 31, 2004, and the largest multi-family residential mortgage loan held in the Bank’s portfolio had a principal balance of $12.8 million. The Bank offers both fixed-rate and adjustable rate multi-family residential mortgage loans, with maturities up to 30 years.

                 In underwriting multi-family residential mortgage loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment. Multi-family residential mortgage loans generally are made up to 75% of the appraised value of the property securing the loan or the sale price of the property, whichever is less. The Bank generally obtains personal guarantees, when deemed appropriate, from these borrowers and typically orders an environmental report after an inspection has been made of the property securing the loan.

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

                 The Bank’s fixed-rate multi-family mortgage loans are originated for terms up to 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $23.9 million, $57.8 million and $63.3 million of fixed-rate multi-family mortgage loans in 2004, 2003 and 2002, respectively. At December 31, 2004, $180.3 million, or 27.9%, of the Bank’s multi-family mortgage loans consisted of fixed rate loans.

                 The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate or average yield on United States treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the “U.S. Treasury constant maturity index”) as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased multi-family ARM loans totaling $179.8 million, $130.5 million and $73.6 million during 2004, 2003 and 2002, respectively. At December 31, 2004, $466.6 million, or 72.1%, of the Bank’s multi-family mortgage loans consisted of ARM loans.

                 Commercial Real Estate Lending.  Loans secured by commercial real estate were $334.0 million, or 22.00% of the Bank’s gross loans, at December 31, 2004. The Bank’s commercial real estate mortgage loans are secured by improved properties such as offices, motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2004, the Bank’s commercial real estate mortgage loans had an average principal balance of $741,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $12.1 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million. Commercial real estate mortgage loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. Commercial real estate mortgage loans are also made at fixed interest rates for terms of seven, 10 or 15 years.

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

                 The Bank’s fixed-rate commercial mortgage loans are originated for terms up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $22.1 million, $37.0 million and $21.8 million of fixed-rate commercial mortgage loans in 2004, 2003 and 2002, respectively. At December 31, 2004, $94.5 million, or 28.3%, of the Bank’s commercial mortgage loans consisted of fixed rate loans.

                 The Bank offers ARM loans with adjustment periods of one to five years and for terms of up to 15 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased commercial ARM loans totaling $70.5 million, $52.1 million and $51.3 million during 2004, 2003 and 2002, respectively. At December 31, 2004, $239.5 million, or 71.7%, of the Bank’s commercial mortgage loans consisted of ARM loans.

                 One-to-Four Family Mortgage Lending – Mixed-Use Properties. The Bank offers mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The Bank offers both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $332.8 million, or 21.92% of gross loans, at December 31, 2004.

                 During the three-year period ended December 31, 2004, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2004, one-to-four family mixed-use property mortgage loans amounted to $332.8 million, as compared to $226.2 million at December 31, 2003, $170.5 million at December 31, 2002, and $109.8 million at December 31, 2001, representing an increase of $223.0 million during the three-year period.

                 In underwriting one-to-four family mixed-use property mortgage loans, the Bank employs the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

                 The Bank’s fixed-rate one-to-four family mixed-use property mortgage loans typically are originated for a term of 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $21.8 million, $26.7 million and $28.1 million of 15-year fixed-rate one-to-four family mixed-use property mortgage loans in 2004, 2003 and 2002, respectively. At December 31, 2004, $108.2 million, or 32.5%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of fixed rate loans.

                 The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased one-to-four family mixed-use property ARM loans totaling $114.4 million, $58.8 million and $43.8 million during 2004, 2003 and 2002, respectively. At December 31, 2004, $224.7 million, or 67.5%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of ARM loans.

                 One-to-Four Family Mortgage Lending – Residential Properties. The Bank offers mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans and co-operative apartment loans are collectively referred to herein as “residential mortgage loans”. The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $650,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $154.9 million, or 10.21% of gross loans, at December 31, 2004.

                 During the three-year period ended December 31, 2004, interest rates on residential mortgage loans declined, and, at times, were at their lowest levels in over 40 years. These interest rates remained low at December 31, 2004. As a result of the low interest rates available, the Bank’s existing borrowers have been refinancing their higher costing residential mortgage loans at the current lower rates. The Bank did not actively pursue this refinancing market, but instead focused on higher yielding mortgage loan products. As a result, the Bank’s portfolio of residential mortgage loans has declined over the three-year period.

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

                 The Bank originates residential mortgage loans to self-employed individuals within the Bank’s local community without verification of the borrower’s level of income, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $2.1 million, $3.4 million and $5.2 million in loans of this type during 2004, 2003 and 2002, respectively.

                 The Bank’s fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $3.6 million, $2.7 million and $7.8 million of 15-year fixed-rate residential mortgage loans in 2004, 2003 and 2002, respectively. The Bank also originated and purchased $4.1 million and $1.5 million of 30-year fixed rate residential mortgage loans in 2003 and 2002, respectively. The Bank did not originate or purchase any 30-year fixed rate residential mortgage loans in 2004. These loans have been retained to provide flexibility in the management of the Company’s interest rate sensitivity position. At December 31, 2004, $95.1 million, or 61.4%, of the Bank’s residential mortgage loans consisted of fixed rate loans.

                 The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased adjustable rate residential mortgage loans totaling $14.4 million, $11.3 million and $10.2 million during 2004, 2003 and 2002, respectively. At December 31, 2004, $59.8 million, or 38.6%, of the Bank’s residential mortgage loans consisted of ARM loans.

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

                 Home equity loans are included in the Bank’s portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 20 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The Loan Committee approves loans in excess of $300,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2004, home equity loans totaled $13.3 million, or 0.88%, of gross loans.

                 Construction Loans.  The Bank’s construction loans primarily have been made to finance the construction of one-to-four family residential properties and multi-family residential properties. The Bank also, to a limited extent, finances the construction of commercial real estate. The Bank’s policies provide that construction loans may be made in amounts up to 65% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires firm end-loan commitments, either from the Bank or another financial institution, and personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 2004 totaled $31.5 million, or 2.07% of gross loans.

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

                 Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $750,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.0 million with terms ranging from three to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%. At December 31, 2004, SBA loans totaled $5.6 million, representing 0.37% of gross loans.

                 Commercial Business and Other Lending.  The Bank originates other loans for business, personal, or household purposes. Total commercial business and other loans outstanding at December 31, 2004 amounted to $12.5 million, or 0.82% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $500,000, with a maximum term of seven years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

                 Loan Approval Procedures and Authority.  The Bank’s Board-approved lending policies establish loan approval requirements for its various types of loan products. The Bank’s Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $500,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans greater than $500,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $650,000. Pursuant to the Bank’s Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank’s Business Loan Policy, all business loans up to $50,000, and SBA loans up to $500,000, must be approved by the Business Loan Committee, and by the Management Loan Committee. Business loans in excess of $50,000 up to $500,000, and SBA loans in excess of $500,000 up to $1,500,000, must be approved by the Management Loan Committee and the Loan Committee of the Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank’s Construction Loan Policy requires that the Loan or Executive Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank’s written loan policies must be approved by the Loan or Executive Committee or the Bank’s Board of Directors.

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

                 Loan Concentrations.  The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “Regulation”. However, it is currently the Bank’s policy not to extend such additional credit. At December 31, 2004, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $20.0 million, $19.2 million and $14.2 million for each of the three borrowers, respectively.

                 Loan Servicing.   At December 31, 2004, the Bank was servicing $13.0 million of mortgage loans and $11.0 million of SBA loans for others. The Bank’s policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

                 Loan Collection.  When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.

                 In the case of mortgage loans, we personally contact the borrower after the loan becomes 30 days delinquent. At that time we attempt to make arrangements with the borrower to either bring the loan to current status or begin making payments according to an agreed upon schedule. For the majority of delinquent loans, the borrower is able to bring the loan current within a reasonable time. When the borrower has indicated that he/she will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if we deem the collateral value to have been impaired, we classify the loan as non-performing. All loans classified as non-performing, which includes all loans past due ninety days or more, are classified as non-accrual unless there is, in management’s opinion, compelling evidence the borrower will bring the loan current in the immediate future.

                 Each non-performing loan is reviewed on an individual basis. Upon classifying a loan as non-performing, we review available information and conditions that relate to the status of the loan, including the estimated value of the loan’s collateral and any legal considerations that may affect the borrower’s ability to continue to make payments to the Bank. We then decide, based upon the available information, if we will consider the sale of the loan or retention of the loan. If we retain the loan, we may continue to work with the borrower to collect the amounts due or start foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable.

                 Once we decide to sell a loan, we determine what we would consider to be adequate consideration to be obtained when that loan is sold, based on the facts and circumstances related to that loan. We will then contact investors and brokers, seeking interest in purchasing the loan. We have been successful in finding buyers for our non-performing loans offered for sale that are willing to pay what we consider to be adequate consideration. Terms of the sale include cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. These sales usually close within a reasonably short time period

                 We implemented this strategy of selling non-performing loans during 2003. This has allowed the Bank to optimize its return by quickly converting its non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows the Bank to avoid lengthy and costly legal proceedings that may occur with non-performing loans. The Bank sold eleven delinquent mortgage loans totaling $4.3 million and sixteen delinquent mortgage loans totaling $6.1 million during the years ended December 31, 2004 and 2003, respectively. The Bank did not realize a gain or loss on any of these mortgage loan sales. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

                 On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing rights, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2004, the Bank held $0.4 million of loans that were serviced by others.

                 In the case of commercial business or other loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 45 days or more, the Bank may attempt to repossess personal or business property that secures an SBA loan, commercial business loan or consumer loan.

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

                 The following table sets forth information regarding all non-accrual loans and loans which are 90 days or more delinquent and still accruing, at the dates indicated. During the years ended December 31, 2004, 2003 and 2002, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $50,000, $34,000 and $222,000, respectively. These amounts were not included in the Bank’s interest income for the respective periods.

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Non-accrual loans:
Multi-family residential	—	—	—	$225	$156
Commercial real estate	—	—	$2,537	—	—
One-to-four family – mixed-use property	—	—	—	309	188
One-to-four family – residential	$659	$525	816	1,649	1,148
Co-operative apartment	—	—	20	20	—
Construction	—	—	—	—	—

Total non-accrual mortgage loans	659	525	3,373	2,203	1,492
Other non-accrual loans	252	157	219	117	126

Total non-accrual loans	911	682	3,592	2,320	1,618
Loans 90 days or more delinquent
and still accruing	—	—	—	—	—

Total non-performing loans	911	682	3,592	2,320	1,618
Foreclosed real estate	—	—	—	93	44
Investment securities	—	—	700	—	—

Total non-performing assets	$911	$682	$4,292	$2,413	$1,662

Troubled debt restructurings	—	—	—	—	—

Non-performing loans to gross loans	0.06%	0.05%	0.31%	0.22%	0.16%
Non-performing assets to total assets	0.04%	0.04%	0.26%	0.16%	0.12%

                 Real Estate Owned (REO). The Bank aggressively markets any REO properties, when and if, they are acquired through foreclosure. At December 31, 2004, the Bank did not own any such properties.

                 Environmental Concerns Relating to Loans. The Bank currently obtains environmental reports in connection with the underwriting of commercial real estate loans, and typically obtains environmental reports in connection with the underwriting of multi-family loans. For all other loans, the Bank obtains environmental reports only if the nature of the current or, to the extent known to the Bank, prior use of the property securing the loan indicates a potential environmental risk. However, the Bank may not be aware of such uses or risks in any particular case, and, accordingly, there is no assurance that real estate acquired by the Bank in foreclosure is free from environmental contamination or that, if any such contamination or other violation exists, the Bank will not have any liability therefor.

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

                 The determination of the amount of the allowance for loan losses includes a review of loans on which full collectibility is not reasonably assured. The primary risk element considered by management with respect to each one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate, multi-family residential and one-to-four family mixed-use property mortgage loans are the financial condition of the borrower, the sufficiency of the collateral (including changes in the value of the collateral) and the record of payment.

                 In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. During the five-year period ended December 31, 2004, the Bank incurred total net charge-offs of $285,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2001, including significant increases in real estate values. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank has not considered it necessary to provide a provision for loan losses during any of the years in the five-year period ended December 31, 2004. Management has concluded that, during this time period, the allowance was sufficient to absorb losses inherent in the loan portfolio.

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

                 Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Accordingly, the Bank did not record a provision for loan losses for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, the total allowance for loan losses was $6.5 million, representing 717.29% of each of non-performing loans and non-performing assets, compared to 960.86% for both of these ratios at December 31, 2003. The Bank continues to monitor and, as necessary, modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

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

                 The following table sets forth changes in, and the balance of, the Bank’s allowance for loan losses at and for the dates indicated.

	At and For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)

Balance at beginning of year	$6,553	$6,581	$6,585	$6,721	$6,818
Provision for loan losses	—	—	—	—	—
Loans charged-off:
Multi-family residential	—	—	—	(2)	(2)
Commercial real estate	—	—	—	—	—
One-to-four family – mixed-use property	—	—	—	—	—
One-to-four family – residential	—	—	—	(1)	(4)
Co-operative apartment	—	—	—	—	—
Construction	—	—	—	—	—
Other	(28)	(155)	(12)	(146)	(93)

Total loans charged-off	(28)	(155)	(12)	(149)	(99)

Recoveries:
Mortgage loans	3	125	3	6	—
Other loans	5	2	5	7	2

Total recoveries	8	127	8	13	2

Net charge-offs	(20)	(28)	(4)	(136)	(97)

Balance at end of year	$6,533	$6,553	$6,581	$6,585	$6,721

Ratio of net charge-offs during the year
to average loans outstanding during the year	0.00%	0.00%	0.00%	0.01%	0.01%
Ratio of allowance for loan losses to
gross loans at end of the year	0.43%	0.51%	0.56%	0.61%	0.68%
Ratio of allowance for loan losses to
non-performing loans at the end of year	717.29%	960.86%	183.23%	283.85%	415.32%
Ratio of allowance for loan losses to
non-performing assets at the end of year	717.29%	960.86%	153.34%	272.94%	404.28%
14

                 The following table sets forth the Bank’s allocation of its allowance for loan losses to the total amount of loans in each of the categories listed at the dates indicated. The numbers contained in the “Amount” column indicate the allowance for loan losses allocated for each particular loan category. The numbers contained in the column entitled “Percentage of Loans in Category to Total Loans” indicate the total amount of loans in each particular category as a percentage of the Bank’s loan portfolio.

	At December 31,

	2004		2003		2002		2001		2000

Loan Category	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans

	(Dollars in thousands)
Mortgage Loans:

Multi-family residential	$1,010	42.61%	$1,251	42.53%	$1,286	38.54%	$982	34.45%	$1,134	33.68%

Commercial real estate	1,715	22.00	2,740	22.79	2,807	21.88	3,007	19.98	2,983	16.88

One-to-four family –
mixed-use property	1,494	21.92	803	17.76	550	14.51	431	10.23	283	6.65

One-to-four family –
residential	718	10.00	684	14.01	965	22.38	1,439	32.81	1,633	40.48

Co-operative apartment	207	0.21	127	0.29	119	0.44	109	0.62	126	0.81

Construction	55	2.07	56	1.85	52	1.52	34	1.29	27	0.84

Total mortgage loans	5,199	98.81	5,661	99.23	5,779	99.27	6,002	99.38	6,186	99.34

Small Business Administration loans	663	0.37	553	0.39	499	0.37	418	0.36	295	0.29

Commercial business and other loans	671	0.82	339	0.38	303	0.36	165	0.26	240	0.37

Total loans	$6,533	100.00%	$6,553	100.00%	$6,581	100.00%	$6,585	100.00%	$6,721	100.00%

Investment Activities

                 General.  The investment policy of the Company, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank’s lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth strategies, the economic environment, its interest rate risk exposure, its interest rate sensitivity “gap” position, the types of securities to be held, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview—Management Strategy” in Item 7 of this Annual Report.

                 Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, reverse repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Company primarily invests in mortgage-backed securities issued by, or backed by underlying securities which were issued by, FNMA, GNMA and FHLMC, U. S. government obligations, and mutual funds which purchase these same instruments. These types of investments are generally viewed by the investment community as having a limited credit risk.

                 The Investment Committee of the Bank and the Company meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

                 The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2004, the Company had $435.7 million in securities available for sale which represented 21.17% of total assets. These securities had an aggregate market value at December 31, 2004 that was approximately 2.7 times the amount of the Company’s equity at that date. The cumulative balance of unrealized net losses on securities available for sale was $0.7 million, net of taxes, at December 31, 2004. As a result of the magnitude of the Company’s holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

                 At December 31, 2004, the Company’s investment in Shay Assets Management, Inc. mutual funds was $20.6 million, or 12.8% of the Company’s equity. There are no other issuer’s securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company’s equity.

                 The table below sets forth certain information regarding the amortized cost and market values of the Company’s and Bank’s securities portfolio, interest bearing deposits and federal funds, at the dates indicated. Securities available for sale are recorded at market value. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,

	2004		2003		2002

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	( In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$12,866	$12,868	$27,621	$27,784	$15,376	$15,609
Corporate debentures	—	—	1,000	1,035	1,700	2,252

Total bonds and other securities	12,866	12,868	28,621	28,819	17,076	17,861

Mutual funds	20,600	20,352	20,003	19,873	19,535	19,412

Equity securities:
Common stock	779	1,416	243	1,384	243	862
Preferred stock	5,600	5,480	6,211	6,240	1,610	1,594

Total equity securities	6,379	6,896	6,454	7,624	1,853	2,456

Mortgage-backed securities:
GNMA	12,043	12,714	22,901	24,079	94,302	97,529
FNMA	217,278	215,657	256,705	255,858	114,103	116,983
FHLMC	78,453	78,094	95,794	95,524	46,468	47,153
REMIC and CMO	89,416	89,164	103,838	103,932	57,049	57,590

Total mortgage-backed securities	397,190	395,629	479,238	479,393	311,922	319,255

Total securities available for sale	437,035	435,745	534,316	535,709	350,386	358,984

Interest-bearing deposits and
Federal funds sold	1,186	1,186	6,927	6,927	34,785	34,785

Total	$438,221	$436,931	$541,243	$542,636	$385,171	$393,769

                 Mortgage-backed securities. At December 31, 2004, the Company had $397.2 million invested in mortgage-backed securities, of which $68.9 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

The following table sets forth the Company’s mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)

At beginning of year	$479,393	$319,255	$243,058

Purchases of mortgage-backed securities	53,649	396,742	227,309

Amortization of unearned premium, net of
accretion of unearned discount	(1,851)	(2,976)	(1,693)

Net change in unrealized gains (losses) on
mortgage-backed securities available for sale	(1,716)	(7,178)	4,692

Sales of mortgage-backed securities	(15,634)	(36,027)	(15,768)

Principal repayments received on
mortgage-backed securities	(118,212)	(190,423)	(138,343)

Net (decrease) increase in mortgage-backed securities	(83,764)	160,138	76,197

At end of year	$395,629	$479,393	$319,255

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

                 The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company’s debt and equity securities at December 31, 2004. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company carries these investments at their estimated fair value in the consolidated financial statements.

	One Year or Less		One to Five Years			Five to Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:

U.S. government and agencies	—	—	$		3.00%	$7,868	4.15%	—	—	6.69	$12,866	$12,868	3.70%

Total bonds and other debt securities	—	—			3.00	7,868	4.15	—	—	6.69	12,866	12,868	3.70

Mutual funds	$20,600	3.11%		—	—	—	—	—	—	N/A	20,600	20,352	3.11

Equity securities:

Common stock	779	8.10		—	—	—	—	—	—	N/A	779	1,416	8.10

Preferred stock	—	—		210	7.48	—	—	$5,390	5.93%	N/A	5,600	5,480	5.99

Total equity securities	779	8.10		210	7.48	—	—	5,390	5.93	N/A	6,379	6,896	6.25

Mortgage-backed securities:

GNMA	—	—		—	—	—	—	12,043	7.31	23.60	12,043	12,714	7.31

FNMA	—	—		1,814	4.99	12,223	5.31	203,241	4.72	18.55	217,278	215,657	4.75

FHLMC	—	—		—	—	—	—	78,453	4.42	17.05	78,453	78,094	4.42

REMIC and CMO	—	—		—	—	8,067	4.01	81,349	4.22	16.25	89,416	89,164	4.20

Total mortgage-backed securities	—	—		1,814	4.99	20,290	4.79	375,086	4.63	17.89	397,190	395,629	4.64

Interest-bearing deposits	1,186	1.89		—	—	—	—	—	—	N/A	1,186	1,186	1.89

Total securities	$22,565	3.22%		$7,022	3.65%	$28,158	4.61%	$380,476	4.65%	17.54	$438,221	$436,931	4.56%

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

                 The Bank’s core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. The Bank has seen an increase in its deposits in each of the past three years. During 2002 and 2001, it is generally believed that investors continued to withdraw funds from the stock market and deposit these funds in banks. During 2003, the nation’s economy began to expand, with the growth continuing in 2004. Despite the improvement in the stock market during 2003 and 2004, the Bank saw an increase in its due to depositors during 2004 of $117.7 million. The Federal Reserve began increasing short-term interest rates in the second half of 2004 from the low rates it charged throughout 2003 and the first half of 2004. The Bank has responded by increasing interest rates paid on certain of its longer term certificates of deposit. While new deposits were obtained at rates that were higher than the weighted average cost of existing deposits, the Bank believes that by extending the term of new deposits it is better protected against future interest rate increases. The cost of deposits increased to 2.48% in the fourth quarter of 2004 from 2.42% in the fourth quarter of 2003. While we are unable to predict the direction of future interest rate changes, if interest rates continue to rise during 2005, the result will be continued increases in the Company’s cost of deposits, and could result in narrowing the Company’s net interest margin.

                 Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $165.6 million, $124.2 million and $100.9 million at December 31, 2004, 2003 and 2002, respectively.

The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,

	2004			2003			2002

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

				(Dollars in thousands)
Passbook accounts (1)	$216,772	16.77%	0.50%	$216,988	18.55%	0.50%	$213,572	21.11%	1.00%
NOW accounts (1)	48,463	3.75	0.50	42,809	3.66	0.50	39,795	3.93	0.75
Demand accounts (1)	49,540	3.83	—	41,397	3.54	—	35,287	3.49	—
Mortgagors’ escrow deposits	16,473	1.27	0.24	11,334	0.97	0.40	9,812	0.97	0.38

Total	331,248	25.62	0.41	312,528	26.72	0.43	298,466	29.50	0.83

Money market accounts (1)	258,235	19.98	1.88	263,621	22.53	1.96	170,029	16.80	2.31
Certificate of deposit accounts
with original maturities of:
Less than 6 Months	5,302	0.41	0.75	7,343	0.63	0.95	46,435	4.59	1.57
6 to less than 12 Months	35,147	2.72	1.24	48,970	4.19	1.45	62,005	6.13	2.21
12 to less than 30 Months	312,173	24.15	2.60	244,640	20.91	2.51	229,550	22.69	3.66
30 to less than 48 Months	72,499	5.61	3.36	68,914	5.89	3.72	45,338	4.48	4.40
48 to less than 72 Months	224,491	17.36	4.89	196,001	16.75	5.08	153,997	15.22	5.61
72 Months or more	53,702	4.15	4.96	27,892	2.38	4.38	6,005	0.59	6.51

Total certificate of deposit accounts	703,314	54.40	3.51	593,760	50.75	3.48	543,330	53.70	3.96

Total deposits (2)	$1,292,797	100.00%	2.39%	$1,169,909	100.00%	2.32%	$1,011,825	100.00%	2.76%

(1)	Weighted average nominal rate as of the year end date equals the stated rate offered.

(2)	Included in the above balances are IRA and Keogh deposits totaling $162.9 million, $144.3 million and $131.0 million at December 31, 2004, 2003 and 2002, respectively.
21

                 The following table presents by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated and the years to maturity of the certificate accounts outstanding at December 31, 2004.

				At December 31, 2004
	At December 31,
				Within One Year	One to Three Years	There- after
	2004	2003	2002				Total

	(Dollars in thousands)

Interest rate:
1.99% or less	$121,676	$153,206	$85,654	$101,728	$19,948	—	$121,676
2.00% to 2.99%	62,457	87,296	95,327	47,183	14,917	$357	62,457
3.00% to 3.99%	297,300	170,966	131,984	58,666	175,955	62,679	297,300
4.00% to 4.99%	118,212	82,245	89,064	3,277	50,062	64,873	118,212
5.00% to 5.99%	42,772	32,260	67,299	1,492	20,227	21,053	42,772
6.00% to 6.99%	35,874	43,332	50,281	32,914	2,960	—	35,874
7.00% to 7.99%	25,023	24,455	23,721	20,787	3,616	620	25,023

Total	$703,314	$593,760	$543,330	$266,047	$287,685	$149,582	$703,314

                 The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2004 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$13,600	3.76%
Over three through six months	18,565	5.04
Over six through 12 months	30,525	3.14
Over 12 months	102,957	3.71

Total	$165,647	3.76%

The following table presents the deposit activity, including mortgagors’ escrow deposits, of the Bank for the periods indicated.

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net deposits	$93,916	$130,563	$155,039
Interest credited on deposits	28,972	27,521	28,204

Net increase in deposits	$122,888	$158,084	$183,243

                 The following table sets forth the distribution of the Bank’s average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	For The Year Ended December 31,

	2004			2003			2002

	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost

	(Dollars in thousands)
Passbook accounts	$218,336	17.43%	0.50%	$217,435	19.62%	0.74%	$208,250	22.57%	1.51%
NOW accounts	44,103	3.52	0.50	40,483	3.65	0.63	36,054	3.91	0.89
Demand accounts	45,093	3.60	—	36,054	3.25	—	29,827	3.23	—
Mortgagors’ escrow
deposits	20,482	1.64	0.24	15,018	1.36	0.40	15,064	1.63	0.38

Total	328,014	26.19	0.42	308,990	27.88	0.62	289,195	31.34	1.22
Money market
accounts	279,952	22.36	1.83	229,141	20.67	2.08	126,431	13.70	2.40
Certificate of deposit
accounts	644,328	51.45	3.49	570,208	51.45	3.65	507,104	54.96	4.27

Total deposits	$1,252,294	100.00%	2.31%	$1,108,339	100.00%	2.48%	$922,730	100.00%	3.06%

                 Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank also uses borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System”. The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company’s consolidated financial statements. In addition, the Trust issued $20.0 million of floating rate capital securities in July 2003, which were also reflected as a liability in the Company’s consolidated financial statements through December 31, 2003. The Trust had invested the proceeds of the issuance of the capital securities and its common stock in $20.6 million of junior subordinated debentures issued by the Holding Company. Effective January 1, 2004, the Trust was deconsolidated, and the consolidated financial statements include the junior subordinated debentures from that date forward. The average cost of borrowed funds was 4.01%, 4.70% and 5.30% for 2004, 2003 and 2002, respectively. The average balances of borrowed funds were $580.6 million, $524.9 million and $497.0 million for the same years, respectively.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated.

	At or For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$194,610	$121,338	$108,514
Maximum amount outstanding at any month
end during the period	213,900	163,900	113,900
Balance outstanding at the end of period	213,900	163,900	113,900
Weighted average interest rate during the period	4.23%	5.20%	5.58%
Weighted average interest rate at end of period	4.22	4.21	5.37

FHLB-NY Advances
Average balance outstanding	$365,321	$383,533	$378,916
Maximum amount outstanding at any month
end during the period	399,240	429,251	404,284
Balance outstanding at the end of period	350,217	394,242	359,264
Weighted average interest rate during the period	3.82%	4.52%	5.21%
Weighted average interest rate at end of period	3.90	3.74	5.13

Other Borrowings
Average balance outstanding	$20,619	$20,000	$9,534
Maximum amount outstanding at any month
end during the period	20,619	20,000	20,000
Balance outstanding at the end of period	20,619	20,000	20,000
Weighted average interest rate during the period	5.13%	5.07%	5.66%
Weighted average interest rate at end of period	5.72	4.80	5.43

Total Borrowings
Average balance outstanding	$580,550	$524,871	$496,964
Maximum amount outstanding at any month
end during the period	614,749	578,142	517,434
Balance outstanding at the end of period	584,736	578,142	493,164
Weighted average interest rate during the period	4.01%	4.70%	5.30%
Weighted average interest rate at end of period	4.08	3.91	5.20

Subsidiary Activities

                 At December 31, 2004, the Holding Company had two wholly owned subsidiaries: the Bank and the Trust. In addition, the Bank had three wholly owned subsidiaries: FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”) and Flushing Service Corporation.

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

Personnel

                 At December 31, 2004, the Bank had 191 full-time employees and 59 part-time employees. None of the Bank’s employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. At the present time, the Holding Company does not employ any persons other than certain officers of the Bank who do not receive any extra compensation as officers of the Holding Company.

Stock-Based Compensation

                 The Company has two stock-based compensation plans: The 1996 Restricted Stock Incentive Plan (“Restricted Stock Plan”) and the 1996 Stock Option Incentive Plan (“Stock Option Plan”), both of which became effective on May 21, 1996 after adoption by the Board of Directors and approval by the stockholders, and have been amended from time to time.

                 The Restricted Stock Plan provides for the grant of shares of restricted stock and restricted stock units payable in shares of common stock. The aggregate number of shares of common stock which may be issued under the Restricted Stock Plan, as amended, may not exceed 1,225,687 shares to employees, and may not exceed 394,312 shares to outside directors, for a total of 1,619,999 shares. Lapsed, forfeited or canceled awards and shares withheld from an award to satisfy tax obligations will not count against these limits, and will be available for subsequent grants. The shares distributed under the Restricted Stock Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

                 The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, non-statutory stock options, and limited stock appreciation rights granted in tandem with such options. The aggregate number of shares of common stock which may be issued under the Stock Option Plan, as amended, with respect to options granted to employees may not exceed 3,623,905 shares, and with respect to options granted to outside directors may not exceed 1,672,030 shares, for a total of 5,295,935 shares. Lapsed, forfeited or canceled options will not count against these limits and will be available for subsequent grants. However, the cancellation of an option upon exercise of a related stock appreciation right will count against these limits. Options with respect to more than 253,125 shares of common stock may not be granted to any employee in any calendar year. The shares distributed under the Stock Option Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

                 For additional information concerning these plans, see “Note 9 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

                 Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancings may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offset the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the Company’s level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. See “—Local Economic Conditions”.

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

Competition

                 The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. The Bank’s most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. Notwithstanding the intense competition, the Bank has been successful in increasing its loan portfolios and deposit base. However, no assurances can be given that the Bank will be able to continue to increase its loan portfolios and deposit base, as contemplated by management’s current business strategy.

Local Economic Conditions

                 The Company’s operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During 2004, the nation’s economy was generally considered to be expanding. Yet world events, particularly the “War on Terror” and the U. S. dollar’s decline against other currencies, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

                 A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors could require additions to the allowance for loan losses in future periods above those currently maintained. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of the Bank’s loan collateral, and (4) future review and evaluation of the Bank’s loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See “— General — Allowance for Loan Losses”.

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

                 Distributions.   To the extent that the Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from its pre-1988 reserves or the supplemental reserve for losses on loans (“excess distributions”), then an amount based on the amount distributed will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution. Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See “Regulation — Restrictions on Dividends and Capital Distributions” for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

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

REGULATION

General

                 The Holding Company is registered with the OTS as a savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. As a publicly owned company, the Company is required to file certain reports with the Securities and Exchange Commission (“SEC”) under federal securities laws. The Bank is a member of the FHLB System. The Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the insurer of the Bank’s deposits. The Bank is also subject to certain regulations promulgated by the other federal agencies. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. The Bank is subject to periodic examinations by the OTS and the FDIC to examine whether the Bank is in compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Bank for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, other federal agencies or the United States Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

Holding Company Regulation

                 The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. See “—Restrictions on Dividends and Capital Distributions”.

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

                 As a unitary savings and loan holding company, the Company currently is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender (“QTL”) test. See “—Qualified Thrift Lender Test”. Upon any non-supervisory acquisition by the Company of another savings association or savings bank, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

Investment Powers

                 The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of total assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of total assets. In addition, the Bank may invest up to 3% of its total assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself)

and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain government-sponsored enterprises, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See “— General — Investment Activities”. A service corporation in which the Bank may invest is permitted to engage in activities that a federal savings bank make conduct directly, other than taking deposits, as well as certain activities pre-approved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

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

Loans-to-One Borrower Limits

                 The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2004, the largest amount the Bank could lend to one borrower was approximately $24.2 million, and at that date, the Bank’s largest aggregate amount of loans-to-one borrower was $20.0 million, all of which were performing according to their terms. See “— General — Lending Activities”.

Insurance of Accounts

                 The deposits of the Bank are insured up to $100,000 per depositor (as defined by federal law and regulations) by the FDIC. Approximately 93.17% of the Bank’s deposits are presently insured by the FDIC under the Bank Insurance Fund (“BIF”). The remainder is insured by the FDIC under the Savings Association Insurance Fund (“SAIF”). The deposits insured under the SAIF are a result of those acquired in the acquisition of New York Federal Savings Bank in 1997. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

                 The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications. As of the date of this Annual Report, the annual FDIC assessment rate for BIF and SAIF member institutions varies between 0% to 0.27% per annum per $100 of deposits. At December 31, 2004, the Bank’s annual assessment rate was 0.00%. The Bank’s assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or SAIF reserve ratio falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

                 On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $178,000, $166,000 and $147,000 for its share of the interest due on FICO bonds in 2004, 2003 and 2002, respectively.

Qualified Thrift Lender Test

                 Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2004, the Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

                 Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2004, the Bank had $45.8 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

Federal Home Loan Bank System

                 In connection with converting to a federal charter, the Bank became a member of the FHLB-NY, which is one of 12 regional FHLB’s governed and regulated by the Federal Housing Finance Board. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors.

                 As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. Pursuant to this requirement, at December 31, 2004, the Bank was required to maintain $22.3 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

                 Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Bank’s total assets for the year ended December 31, 2004, the Bank’s OTS assessments were $330,000 for that period.

Branching

                 OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

                 Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of November 5, 2004. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings.

Brokered Deposits

                 The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate which can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits.

Capital Requirements

                 General.   The Bank is required to maintain minimum levels of regulatory capital. Since FIRREA, capital requirements established by the OTS generally must be no less stringent than the capital requirements applicable to national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis.

                 Any institution that fails any of its applicable capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations and the appointment of a conservator or receiver. The OTS’ capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. See “—Prompt Corrective Action”.

                 The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2004, the Bank’s capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

                 Tangible Capital Requirement.  Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 2004, the Bank had intangible assets consisting of $3.9 million in goodwill and $0.9 million related to a pension plan. The Bank had no purchased mortgage servicing rights. At that date, the Bank’s tangible capital ratio was 7.89%.

                 In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

                 Leverage and Core Capital Requirement.   The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus and (subject to phase-out) qualifying supervisory goodwill. The Bank has no qualifying supervisory goodwill. At December 31, 2004, the Bank’s core capital ratio was 7.89%.

                 OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2004, the Bank had no purchased mortgage servicing rights or purchased credit card receivables.

                 Risk-Based Requirement.  The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2004, the Bank’s risk-based capital ratio was 14.01%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

Federal Reserve System

                 The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these requirements.

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

Gramm-Leach-Bliley Act

                 The Gramm-Leach-Bliley Act (the “Modernization Act”) was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with non-banking firms, but “grandfathers” existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See “— Holding Company Regulation”. Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible. Management believes the Modernization Act has led to some consolidation in the financial services industry and could lead to further consolidation, which, if completed, would likely result in an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in changes in the competitive environment in the Bank’s market area or otherwise impact the Bank or the Holding Company.

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

                 The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2004, the Bank met the criteria to be considered a “well capitalized” institution.

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

                 In furtherance of the 2002 Act, the SEC has issued new rules. Compliance with these new rules, and the related corporate governance rules adopted by NASDAQ with the approval of the SEC, has, and will continue to, increase costs to the Company, including, but not limited to, fees to our independent accountants, consultants, legal fees and Board service fees, and may require additions to staff.

                 During 2004, the Company recorded approximately $0.4 million of expenses to third parties to comply with provisions of the 2002 Act. We cannot assure you that compliance with the 2002 Act and its regulations will not have a material effect on the business or operations of the Company in the future.

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

Item 2. Properties. The Bank conducts its business through ten full-service offices. The Bank’s executive office was relocated to Lake Success, in Nassau County, NY in August, 2004.

Office	Leased or Owned	Date Leased or Acquired	Lease Expiration Date	Net Book Value at December 31, 2004

Corporate Headquarters
1979 Marcus Avenue, Suite E140
Lake Success, NY 11042	Leased	2004	02/28/2015	$1,405,452
Main Office Branch
144-51 Northern Blvd.
Flushing, NY 11354	Owned	1972	NA	$2,458,027
Broadway Branch
159-18 Northern Blvd.
Flushing, NY 11358	Owned	1962	NA	750,723
Auburndale Branch
188-08 Hollis Court Blvd.
Flushing, NY 11358	Owned	1991	NA	764,580
Springfield Branch
61-54 Springfield Blvd.
Bayside, NY 11364	Leased	1991	11/30/2006	112,056
Bay Ridge Branch
7102 Third Avenue
Brooklyn, NY 11209	Owned	1991	NA	368,212
Irving Place Branch
33 Irving Place
New York, NY 10003	Leased	1991	11/30/2006	210,773
New Hyde Park Branch
661 Hillside Avenue
New Hyde Park, NY 11040	Leased	1971	12/31/2011	145,608
Kissena Branch
44-43 Kissena Boulevard
Flushing, NY 11355	Leased	2000	4/30/2010	360,901
New Hyde Park In-Store Branch
653 Hillside Avenue
New Hyde Park, NY 11040	Leased	1998	6/30/2006	51,624
Astoria Branch
31-16 30th Avenue
Astoria, NY 11102	Leased	2003	10/31/2013	930,254

Total premises and equipment, net				$7,558,210

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

Item 4.    Submission of Matters to a Vote of Security Holders.

                 None.

PART II

Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                 Flushing Financial Corporation Common Stock is traded on the NASDAQ National Market® under the symbol “FFIC”. As of December 31, 2004, the Company had approximately 713 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The Company’s stock closed at $20.06 on December 31, 2004. The following table shows the high and low sales price of the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns or commissions. Price and dividend information for the year ended December 31, 2003 has been adjusted for the three-for-two stock split distributed on December 15, 2003 in the form of a stock dividend. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2004			2003

	High	Low	Dividend	High	Low	Dividend

First Quarter	$19.50	$17.57	$0.08	$12.10	$10.69	$0.067
Second Quarter	18.93	16.35	0.09	14.84	11.27	0.067
Third Quarter	19.19	16.48	0.09	15.34	13.49	0.073
Fourth Quarter	21.50	18.80	0.09	18.99	13.69	0.073

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

October 1 to October 31, 2004	22,000	$19.01	22,000	969,350
November 1 to November 30, 2004	2,647	20.57	—	969,350
December 1 to December 31, 2004	50,000	19.84	50,000	919,350

Total	74,647	$19.62	72,000	919,350

During the quarter ended December 31, 2004, the Company purchased 156 common shares from employees, at an average cost of $20.33, to satisfy tax obligations due from the employees upon vesting of restricted stock awards. The Company also purchased 2,491 common shares from an employee, at an average cost of $20.58, to satisfy the purchase price due upon the exercise of stock options.

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004. This repurchase program authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

Item 6. Selected Financial Data

At or for the year ended December 31,	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$2,058,044	$1,910,751	$1,652,958	$1,487,529	$1,338,092
Loans, net	1,516,507	1,269,521	1,169,560	1,067,197	986,359
Securities available for sale	435,745	535,709	358,984	305,539	255,220
Real estate owned, net	—	—	—	93	44
Deposits	1,292,797	1,169,909	1,011,825	828,582	689,811
Borrowed funds	584,736	578,142	493,164	513,435	508,839
Stockholders’ equity	160,653	146,762	131,386	133,387	126,737
Book value per share(1)(2)	$8.35	$7.61	$6.95	$6.59	$6.07

Selected Operating Data
Interest and dividend income	$118,724	$112,339	$106,906	$101,899	$96,941
Interest expense	52,233	52,176	54,564	59,702	57,048

Net interest income	66,491	60,163	52,342	42,197	39,893
Provision for loan losses	—	—	—	—	—

Net interest income after provision
for loan losses	66,491	60,163	52,342	42,197	39,893

Non-interest income:
Net gains (losses) on sales of securities
and loans	206	329	(4,158)	321	(651)
Other income	5,737	5,956	5,667	5,737	4,509

Total non-interest income	5,943	6,285	1,509	6,058	3,858

Non-interest expense	35,389	31,226	27,621	24,457	23,797

Income before income tax provision	37,045	35,222	26,230	23,798	19,954
Income tax provision	14,396	13,544	9,967	8,869	7,532

Net income	$22,649	$21,678	$16,263	$14,929	$12,422

Basic earnings per share(2)(3)	$1.30	$1.27	$0.93	$0.81	$0.66
Diluted earnings per share(2)(3)	$1.25	$1.22	$0.90	$0.78	$0.65
Dividends declared per share(2)	$0.35	$0.28	$0.24	$0.21	$0.18
Dividend payout ratio	26.9%	22.0%	25.7%	25.4%	27.3%

(Footnotes on the following page)
40

At or for the year ended December 31,	2004		2003		2002		2001		2000

Selected Financial Ratios and Other Data
Performance ratios:
Return on average assets	1.13%		1.21%		1.03%		1.06%		0.96%
Return on average equity	14.97		15.93		12.57		11.52		10.48
Average equity to average assets	7.56		7.57		8.22		9.19		9.18
Equity to total assets	7.81		7.68		7.95		8.97		9.47
Interest rate spread	3.30		3.37		3.32		2.89		2.87
Net interest margin	3.49		3.56		3.55		3.20		3.24
Non-interest expense to average assets	1.77		1.74		1.76		1.74		1.84
Efficiency ratio	48.79		47.00		47.41		50.06		53.07
Average interest-earning assets to average
interest-bearing liabilities	1.07	x	1.06	x	1.06	x	1.07	x	1.08	x
Regulatory capital ratios:(4)
Tangible capital	7.89%		8.00%		7.74%		7.32%		8.02%
Core capital	7.89		8.00		7.74		7.32		8.02
Total risk-based capital	14.01		15.12		14.27		13.58		15.77
Asset quality ratios:
Non-performing loans to gross loans(5)	0.06%		0.05%		0.31%		0.22%		0.16%
Non-performing assets to total assets(6)	0.04		0.04		0.26		0.16		0.12
Net charge-offs (recoveries) to average loans	—		—		—		0.01		0.01
Allowance for loan losses to gross loans	0.43		0.51		0.56		0.61		0.68
Allowance for loan losses to total
non-performing assets(6)	717.29		960.86		153.34		272.94		404.28
Allowance for loan losses to total
non-performing loans(5)	717.29		960.86		183.23		283.85		415.32
Full-service customer facilities	10		11		10		10		10

(1)	Calculated by dividing stockholders’ equity of $160.7 million and $146.8 million at December 31, 2004 and 2003, respectively, by 19,232,248 and 19,290,601 shares outstanding at December 31, 2004 and 2003, respectively.

(2)	Per share data has been adjusted for the three-for-two stock splits distributed on August 30, 2001 and December 15, 2003 in the form of a stock dividend.

(3)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share. Unvested restricted stock awards are not included in basic earnings per share calculations, but are included in diluted earnings per share calculations.

(4)	The Bank exceeded all minimum regulatory capital requirements during the periods presented.

(5)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.

(6)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.
41

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

                 The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (“Trust”). During the third quarter of 2002, the Trust issued $20.0 million of floating rate capital securities. The Trust invested the proceeds from the sale of the capital securities, and the issuance of its common stock, in $20.6 million of junior subordinated debentures issued by the Holding Company. Prior to 2004, the Trust was included in the consolidated financial statements. Effective January 1, 2004, the Trust is no longer included in the consolidated financial statements as the Holding Company does not have sufficient equity at risk, as defined in FASB Interpretation No. 46R.

                 The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

                 In May 2004, the Company announced the retirement of Monica C. Passick, Senior Vice President, Treasurer and Chief Financial Officer, effective July 1, 2004. Ms. Passick joined the Bank in 1979, and became the Chief Financial Officer of the Holding Company upon its formation in 1994. David W. Fry, who joined the Company in November 1998 as Vice President and Controller, succeeded Ms. Passick as Senior Vice President, Treasurer and Chief Financial Officer.

                 In December 2004, the Company announced the retirement of Michael J. Hegarty, President and Chief Executive Officer, effective June 30, 2005. Mr. Hegarty has served in these positions since October 1998. He will continue as a member of the Board of Directors of the Holding Company and the Bank. John R. Buran, who joined the Company in January 2001 as Executive Vice President and Chief Operating Officer, has been named to succeed Mr. Hegarty as President and Chief Executive Officer.

Overview

                 The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations and borrowings, primarily in (1) originations and purchases of multi-family residential, commercial real estate and one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units) mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency backed securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans.

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

                 Management Strategy.  Management’s strategy is to continue the Bank’s focus as a consumer-oriented institution serving its local markets. In furtherance of this objective, the Company intends to (1) continue its emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) maintain asset quality, (3) manage deposit growth and maintain a low cost of funds, (4) manage interest rate risk, (5) explore new business opportunities, and (6) manage capital. There can be no assurance that the Company will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

                  Multi-Family Residential, Commercial Real Estate and One-to-Four Family Lending. In recent years, the Company has emphasized the origination of higher yielding mortgage loan products. Market interest rates on mortgage loans remained low during 2004. As a result, many borrowers sought to refinance their mortgages due to the low interest rate environment. However, during the fourth quarter of 2004 the Company saw a decrease in refinancing activity. The Company has focused its origination efforts on higher yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. The Company expects to continue this emphasis on higher yielding mortgage loan products.

The following table shows loan originations and purchases during 2004, and loan balances as of December 31, 2004.

	Loan Originations and Purchases	Loan Balances December 31, 2004	Percent of Gross Loans

	(Dollars in thousands)
Multi-family residential	$203,741	$646,922	42.61%
Commercial real estate	92,526	334,048	22.00
One-to-four family – mixed-use properties	136,804	332,805	21.92
One-to-four family – residential	17,699	151,737	10.00
Construction	25,923	31,460	2.07
Co-operative apartments	302	3,132	0.21
Other loans	18,595	18,138	1.19

Total	$495,590	$1,518,242	100.00%

                 The Company’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in the Company’s loan portfolio. The greater risk associated with multi-family, commercial real estate and one-to-four family mixed-use property mortgage loans could require the Company to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company. To date, the Company has not experienced significant losses in its multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios, and has determined that, at this time, additional provisions are not required.

Maintain Asset Quality. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $20,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively. The Company has maintained the strength of its loan portfolio, as evidenced by the Company’s ratio of its allowance for loan losses to non-performing loans of 717.29% and 960.86% at December 31, 2004 and 2003, respectively. The Company seeks to maintain its loans in performing status through, among other things, strict collection efforts, and consistently monitors non-performing assets in an effort to return them to performing status. To this end, management reviews the quality of loans and reports to the Loan Committee of the Board of Directors of the Bank on a monthly basis. From time to time, the Company has sold and may continue to make sales of delinquent mortgage loans. The Bank sold eleven delinquent mortgage loans totaling $4.3 million and sixteen delinquent mortgage loans totaling $6.1 million during the years ended December 31, 2004 and 2003, respectively. The terms of these loan sales included cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. The Bank did not incur any gains or losses in connection with these sales. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $0.9 million and $0.7 million at December 31, 2004 and 2003, respectively. Non-performing assets as a percentage of total assets were 0.04% at December 31, 2004, the same as that at December 31, 2003.

                 Managing Deposit Growth and Maintaining Low Cost of Funds.  The Company has a relatively stable retail deposit base drawn from its market area through its ten full-service offices. Although the Company seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Company also seeks to keep deposit growth within reasonable limits and its strategic plan. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. The Company generally relies on its deposit base as its principal source of funding. However, the Bank is also a member of the FHLB-NY, which provides it with an additional source of borrowing. These borrowings help the Company fund asset growth and increase net interest income. During 2004, the Company realized an increase in due to depositors of $117.7 million and an increase in borrowed funds of $6.6 million.

                 Managing Interest Rate Risk.  The Company seeks to manage its interest rate risk by actively reviewing the repricing and maturities of its interest rate sensitive assets and liabilities. The mix of loans originated by the Company (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions. The Company seeks to manage the interest rate risk of the loan portfolio by actively managing its security portfolio and borrowings. By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, the Company has the ability to manage the combined interest rate sensitivity of its assets. See “ – Interest Rate Sensitivity Analysis”. Additionally, the Company seeks to balance the interest rate sensitivity of its assets by managing the maturities of its liabilities. During 2004, in response to the low interest rate environment, the Bank extended the maturity of borrowings as they matured, and focused on attracting longer-term certificates of deposit. Management believes that the interest-rate exposure of the Company has been reduced by implementing these strategies.

                 Exploring New Business Opportunities. The Company has in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings. The Company has also opened new branches, the most recent of which was opened in Astoria, Queens in October 2003. The Company does not currently have plans to acquire another financial institution, but does continue to evaluate the feasibility of opening additional branches.

Managing Capital. The Bank faces several minimum capital requirements imposed by the OTS. These requirements limit the dividends the Bank is allowed to pay to the Holding Company, and can limit the annual growth of the Bank. As part of the Company’s strategy to find ways to best utilize its available capital, during 2004, Flushing Financial Corporation continued its stock repurchase programs by repurchasing 520,600 shares of its common stock. During the third quarter of 2004, the Company completed its eleventh stock repurchase program and announced the approval of a new stock repurchase program authorizing the purchase of an additional 1,000,000 shares. At December 31, 2004, the Company had 224,448 shares held in treasury and 19,232,248 shares outstanding. At December 31, 2004, 919,350 shares remain to be repurchased under the current stock repurchase program.

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

                 Trends and Contingencies. The Company’s operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As interest rates remained low during 2004, we remained strategically focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

                 Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, such as that experienced in recent years, the number of loan prepayments and loan refinancings tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the

Company’s level of core deposits also may decline if depositors seek higher yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

                 During 2004, the Company experienced many of the trends associated with a declining interest-rate environment discussed above. Many of the Bank’s mortgagors chose to refinance their loans. We saw a significant number of our mortgagors refinancing with other institutions. However, contrary to the trends discussed above, we saw an increase in due to depositors of $117.7 million during 2004. Management believes that the increase in due to depositors is attributed in part to the Bank’s marketing efforts, which focused on rates offered on select deposit products. Combining the increase in deposits with higher than anticipated loan prepayments, we experienced an increase in our cash flow. Strong demand for our loan products in 2004 allowed us to invest these funds in higher yielding mortgage loans. At December 31, 2004, we had loans in process of $170.0 million.

                 For the year ended December 31, 2004, certificates of deposit increased $109.6 million, while lower costing deposits increased $8.2 million. Due to this growth in deposits, borrowed funds only increased $6.6 million during 2004. The cost of funds declined to 3.00% in the fourth quarter of 2004 from 3.03% in the fourth quarter of 2003.

                 As a result of the low interest-rate environment during the past four years, the yield on our total interest-earning assets declined 42 basis points during 2004 from 2003. This was partially offset by a 35 basis point decline in the cost of our total interest-bearing liabilities. This resulted in a decrease of 7 basis points in the net interest spread to 3.30% for the year ended December 31, 2004 from 3.37% for the year ended December 31, 2003. The net interest rate margin declined 7 basis points to 3.49% for the year ended December 31, 2004 from 3.56% for the year ended December 31, 2003. The net interest margin declined to 3.35% in the fourth quarter of 2004 from 3.67% in the fourth quarter of 2003.

                 We are unable to predict the direction of future interest rate changes. Should interest rates increase during 2005, we could see a reversal of some of the trends we experienced in 2004. We could see an increase in the cost of our existing deposit accounts and in obtaining new funds. However, approximately 68% of the Company’s certificates of deposit accounts and borrowed funds do not reprice or mature during the next year. As a result, the average cost of our interest-bearing liabilities may not immediately reflect the full effect of an increasing interest-rate environment. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities with lower rates do not usually prepay as quickly. A reduction in the level of our mortgagors refinancing their loans would reduce prepayment penalties we receive, resulting in a reduction in the yield on our mortgage portfolio and net interest income, such as seen in the fourth quarter of 2004. In a rising interest rate environment, this could result in our cost of funds increasing more than the yield on our interest-earning assets.

                 During 2004, the nation’s economy was generally considered to be expanding. Yet, world events, particularly the “War on Terror” and the U. S. dollar’s decline against other currencies, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

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

                 The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Passbook and Money Market accounts were assumed to have a withdrawal or “run-off” rate of 5%, based on historical experience. While management believes that these assumptions are indicative of actual prepayments and withdrawals experienced by the Company, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2004

	Three Months And Less	More Than Three Months to One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total

	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$139,527	$317,155	$573,488	$336,627	$126,682	$6,625	$1,500,104
Other loans	7,904	5,420	4,675	131	8	—	18,138
Short-term securities(1)	1,186	—	—	—	—	—	1,186
Securities available for sale:
Mortgage-backed securities	15,190	39,964	109,557	89,551	111,699	29,668	395,629
Other	21,767	—	222	5,000	7,868	5,259	40,116

Total interest-earning assets	185,574	362,539	687,942	431,309	246,257	41,552	1,955,173

Interest-Bearing Liabilities
Passbook accounts	2,710	8,130	20,079	18,121	37,944	129,788	216,772
NOW accounts	—	—	—	—	—	48,463	48,463
Money market accounts	3,228	9,684	23,919	21,587	45,203	154,614	258,235
Certificate of deposit accounts	68,560	197,487	287,685	119,005	30,577	—	703,314
Mortgagors’ escrow deposits	—	—	—	—	—	16,473	16,473
Borrowed funds	120,619	30,900	228,000	155,000	50,217	—	584,736

Total interest-bearing liabilities(2)	$195,117	$246,201	$559,683	$313,713	$163,941	$349,338	$1,827,993

Interest rate sensitivity gap	$(9,543)	$116,338	$128,259	$117,596	$82,316	$(307,786)	$127,180
Cumulative interest-rate sensitivity gap	$(9,543)	$106,795	$235,054	$352,650	$434,966	$127,180

Cumulative interest- rate sensitivity gap
as a percentage of total assets	(0.46)%	5.19%	11.42%	17.14%	21.13%	6.18%

Cumulative net interest- earning assets
as a percentage of interest-
bearing liabilities	95.11%	124.20%	123.48%	126.82%	129.42%	106.96%

(1)	Consists of interest-earning deposits and federal funds sold.

(2)	Does not include non-interest-bearing demand accounts totaling $49.5 million at December 31, 2004.

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
46

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

                 The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2004. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2004, the Company is within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income		Net Portfolio Value		Net Portfolio Value Ratio

	2004	2003	2004	2003	2004	2003

-300 basis points	-19.13%	-20.34%	-14.13%	-22.21%	8.82%	7.76%
-200 basis points	-6.71	-6.81	-6.47	-11.49	9.69	8.90
-100 basis points	-1.25	-0.53	-0.95	-0.74	10.39	10.08
Base interest rate	—	—	—	—	10.67	10.34
+100 basis points	-2.85	-4.01	-7.12	-8.33	10.16	9.73
+200 basis points	-6.94	-9.52	-17.38	-19.92	9.29	8.75
+300 basis points	-12.30	-16.13	-28.48	-33.33	8.27	7.51

Analysis of Net Interest Income

                 Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

                 The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the years ended December 31,

	2004				2003				2002

	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$1,376,685	$97,367	7.07%		$1,198,720	$92,922	7.75%		$1,118,016	$89,978	8.05%
Other loans, net (1)(2)	12,742	787	6.18		8,647	554	6.41		7,293	523	7.17

Total loans, net	1,389,427	98,154	7.06		1,207,367	93,476	7.74		1,125,309	90,501	8.04

Mortgage-backed
securities	447,209	18,516	4.14		416,851	16,998	4.08		247,733	13,342	5.39
Other securities	52,621	1,836	3.49		50,274	1,699	3.38		62,110	2,436	3.92

Total securities	499,830	20,352	4.07		467,125	18,697	4.00		309,843	15,778	5.09

Interest-earning deposits
and federal funds sold	18,066	218	1.21		16,708	166	0.99		39,798	627	1.58

Total interest-earning
assets	1,907,323	118,724	6.22		1,691,200	112,339	6.64		1,474,950	106,906	7.25

Other assets	95,231				106,564				98,201

Total assets	$2,002,554				$1,797,764				$1,573,151

Interest-bearing
liabilities:
Deposits:
Passbook accounts	$218,336	1,092	0.50		$217,435	1,611	0.74		$208,250	3,147	1.51
NOW accounts	44,103	221	0.50		40,483	257	0.63		36,054	321	0.89
Money market accounts	279,952	5,122	1.83		229,141	4,758	2.08		126,431	3,039	2.40
Certificate of deposit
accounts	644,328	22,487	3.49		570,208	20,835	3.65		507,104	21,640	4.27

Total due to depositors	1,186,719	28,922	2.44		1,057,267	27,461	2.60		877,839	28,147	3.21

Mortgagors’ escrow
accounts	20,482	50	0.24		15,018	60	0.40		15,064	57	0.38

Total interest-bearing
deposits	1,207,201	28,972	2.40		1,072,285	27,521	2.57		892,903	28,204	3.16
Other borrowed funds	580,550	23,261	4.01		524,871	24,655	4.70		496,964	26,360	5.30

Total interest-bearing
liabilities	1,787,751	52,233	2.92		1,597,156	52,176	3.27		1,389,867	54,564	3.93

Non interest-bearing
demand deposits	45,093				36,054				29,827
Other liabilities	18,415				28,486				24,078

Total liabilities	1,851,259				1,661,696				1,443,772
Equity	151,295				136,068				129,379

Total liabilities and
equity	$2,002,554				$1,797,764				$1,573,151

Net interest income/ net
interest rate spread (3)		$66,491	3.30%			$60,163	3.37%			$52,342	3.32%

Net interest-earning
assets/net interest
margin (4)	$119,572		3.49%		$94,044		3.56%		$85,083		3.55%

Ratio of interest-earning
assets to interest-
bearing liabilities			1.07	x			1.06	x			1.06	x

(1)	Average balances include non-accrual loans.

(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $4.6 million, $4.8 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities

(4)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.
48

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

	Increase (Decrease) in Net Interest Income

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003			Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$13,040	$(8,595)	$4,445	$6,366	$(3,422)	$2,944
Other loans, net	254	(21)	233	90	(59)	31
Mortgage-backed securities	1,263	255	1,518	7,482	(3,826)	3,656
Other securities	81	56	137	(428)	(309)	(737)
Interest-earning deposits and federal funds sold	14	38	52	(280)	(181)	(461)

Total interest-earning assets	14,652	(8,267)	6,385	13,230	(7,797)	5,433

Interest-Bearing Liabilities:
Deposits:
Passbook accounts	7	(526)	(519)	133	(1,669)	(1,536)
NOW accounts	21	(57)	(36)	36	(100)	(64)
Money market accounts	979	(615)	364	2,172	(453)	1,719
Certificate of deposit accounts	2,600	(948)	1,652	2,531	(3,336)	(805)
Mortgagors’ escrow accounts	18	(28)	(10)	—	3	3
Other borrowed funds	2,454	(3,848)	(1,394)	1,412	(3,117)	(1,705)

Total interest-bearing liabilities	6,079	(6,022)	57	6,284	(8,672)	(2,388)

Net change in net interest income	$8,573	$(2,245)	$6,328	$6,946	$875	$7,821

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

                 General.  Diluted earnings per share increased 2.5% to $1.25 for the year ended December 31, 2004 from $1.22 for the year ended December 31, 2003. Net income increased $1.0 million, or 4.5%, to $22.6 million for the year ended December 31, 2004 from $21.7 million for the year ended December 31, 2003. This was due to a $6.3 million increase in net interest income, partially offset by an increase in non-interest expense of $4.2 million. As a result of the increased net income before income taxes, there was a $0.9 million increase in income tax expense. The increase in non-interest expense includes $1.1 million in expense recorded in the first quarter of 2004, relating to an adjustment of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits to reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time awards fully vest. Although this adjustment relates to prior periods, the amount of the charge attributable to any prior year would not have been material to the Company’s financial condition or results of operations as reported for that year. Non-interest expense also includes $0.2 million and $0.8 million, recorded in the second and fourth quarters of 2004, respectively, to reflect amounts due under retirement agreements with the Chief Financial Officer and Chief Executive Officer, respectively. In addition, non-interest expense in 2004 includes $0.4 million of costs incurred to comply with the Sarbanes-Oxley Act of 2002.

                 Return on average assets declined to 1.13% for the year ended December 31, 2004 from 1.21% for the year ended December 31, 2003. Return on average equity decreased to 14.97% for the year ended December 31, 2004 from 15.93% for the year ended December 31, 2003.

                 Interest Income.  Interest income increased $6.4 million, or 5.7%, to $118.7 million for the year ended December 31, 2004 from $112.3 million for the year ended December 31, 2003. This increase is primarily the result of a $216.1 million increase in the average balance of interest-earning assets during 2004 compared to 2003. The average balance of loans, securities and interest-earning deposits increased $182.1 million, $32.7 million and $1.4 million, respectively.

                  The yield on interest-earning assets declined 42 basis points to 6.22% during 2004 from 6.64% during 2003. Interest and fees on loans increased $4.7 million primarily as a result of the increase in the average balance. The yield on loans decreased 68 basis points to 7.06% during 2004 from 7.74% during 2003. Our focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced, despite the declining interest rate environment during the past three years, the effect of which further lowered the yield on assets during 2004. The Bank’s existing borrowers have been refinancing their higher costing mortgage loans at the current lower rates, which has resulted in a decrease in the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. Interest income includes $4.3 million and $4.6 million in prepayment penalties collected during the years ended December 31, 2004 and 2003, respectively. A decrease in refinancing activity would result in a decrease in prepayment penalties collected by the Bank, and would result in a decrease in the yield on the mortgage portfolio. The Bank experienced a decline in refinancing activity during the fourth quarter of 2004 as compared to both the first three quarters of 2004 and the fourth quarter of 2003. Excluding prepayment penalties from interest income, the yield on loans would have been 6.76% and 7.37%, and the yield on total interest-earning assets would have been 6.00% and 6.37%, in each case, for the years ended December 31, 2004 and 2003, respectively.

                   The increase in interest income from securities is due to a $32.7 million increase in the average balance for the year ended December 31, 2004 to $499.8 million, combined with a seven basis point increase in the yield to 4.07% during 2004 from 4.00% during 2003. The increase in the average balance of the securities portfolio, while increasing net interest income, reduced the yield on total interest-earning assets. The Bank’s current strategy is to reduce the lower-yielding securities portfolio and shift these funds to the higher-yielding mortgage loan portfolio. The increase in interest income from interest-earning deposits and federal funds sold is due to an increase in their average balance and yield during 2004 compared to 2003

                 Interest Expense.   Interest expense was $52.2 million for the year ended December 31, 2004, the same as for the year ended December 31, 2003. The increase of $190.6 million in the average balance of interest-bearing liabilities was offset by a 35 basis point decline in the cost of interest-bearing liabilities to 2.92% for the year ended December 31, 2004 from 3.27% for the year ended December 31, 2003. The decrease in the cost of funds is primarily due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds during 2004. This was coupled with an increase in the average balance of lower costing core deposits.

                 The average balance for due to depositors increased $129.5 million to $1,186.7 million for 2004. The cost of these deposits decreased 16 basis points to 2.44% during 2004, as decreases in cost were seen in all categories of deposits due to the declining interest rate environment experienced during the past three years, the effect of which further lowered the cost of funds during 2004. The average balance for borrowed funds increased $55.7 million to $580.6 million for 2004 from $524.9 million for 2003. The cost of borrowed funds decreased 69 basis points to 4.01% during 2004.

                 Net Interest Income. Net interest income for the year ended December 31, 2004 totaled $66.5 million, an increase of $6.3 million, or 10.5%, from $60.2 million for 2003. The net interest spread declined seven basis points to 3.30% for 2004 from 3.37% in 2003, as the yield on interest-earning assets declined 42 basis points while the cost of interest-bearing liabilities declined 35 basis points. The net interest margin declined seven basis points to 3.49% for the year ended December 31, 2004 from 3.56% for the year ended December 31, 2003. Excluding prepayment penalty income, the net interest margin would have been 3.26% and 3.29% for the years ended December 31, 2004 and 2003, respectively.

                 Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2004 and 2003. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $20,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively. There has also been an improvement in local economic conditions and real estate values in recent years. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for the years ended December 31, 2004 and 2003. The ratio of non-performing loans to gross loans was 0.06% at December 31, 2004 compared to 0.05% at December 31, 2003. The allowance for loan losses as percentage of non-performing loans was 717.29% and 960.86% at December 31, 2004 and 2003, respectively. The ratio of allowance for loan losses to gross loans was 0.43% and 0.51% at December 31, 2004 and 2003, respectively

                 Non-Interest Income. Non-interest income for the year ended December 31, 2004 decreased $0.3 million to $5.9 million from $6.3 million for the year ended December 31, 2003. Loan fees increased $0.1 million to $1.9 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003, primarily due to an increase in miscellaneous fees collected at the time mortgage loans paid-in-full prior to their maturity date. Dividends received on FHLB-NY stock decreased $0.5 million to $0.4 million for the year ended December 31, 2004 from $0.9 million for the year ended December 31, 2003. The FHLB-NY had suspended payment of dividends in the fourth quarter of 2003, but resumed payment of dividends in the first quarter of 2004 at a reduced level. The year ended December 31, 2004 also includes an impairment write-down of $0.1 million on an investment in an equity mutual fund, as management has determined that the decline in market value of the fund is other than temporary.

                Non-Interest Expense.  Non-interest expense for the year ended December 31, 2004 totaled $35.4 million, representing an increase of $4.2 million, or 13.3%, from the year ended December 31, 2003. Salaries and employee benefits and other operating expenses increased $0.9 million and $0.2 million, respectively, as a result of the adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits during the first quarter of 2004. The second quarter of 2004 included the expensing of $0.4 million for certain restricted stock unit awards at the time of grant as the participants have no risk of forfeiture, and the retirement payment of $0.2 million to the Chief Financial Officer. In addition, the fourth quarter of 2004 includes the accrual of $0.8 million payable to the Company’s President upon his retirement effective June 30, 2005. Professional service fees increased $0.4 million due to costs incurred to comply with the Sarbanes-Oxley Act. The remaining increase from the prior year period is primarily attributable to the Bank’s continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services, and, in 2004, a full year of operating expenses for the branch in Astoria, Queens, which was opened in the fourth quarter of 2003. The year ended December 31, 2004 also includes the costs associated with relocating and occupying new executive offices in Lake Success, NY, which was completed in the third quarter of 2004. Management continues to monitor expenditures resulting in an efficiency ratio of 48.8 percent and 47.0 percent for the year ended December 31, 2004 and 2003, respectively.

                 Income Tax Provisions. Income tax expense for the year ended December 31, 2004 increased $0.9 million to $14.4 million, compared to $13.5 million for the year ended December 31, 2003. This increase is primarily attributed to the increase of $1.8 million in income before income taxes. The effective tax rate was 38.9% for the year ended December 31, 2004 compared to 38.5% for the year ended December 31, 2003.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002

                 General.  Diluted earnings per share increased 35.6% to $1.22 for the year ended December 31, 2003 from $0.90 for the year ended December 31, 2002. Net income increased $5.4 million, or 33.3%, to $21.7 million for the year ended December 31, 2003 from $16.3 million for the year ended December 31, 2002. This was due to increases in net interest income and non-interest income of $7.8 million and $4.8 million, respectively, partially offset by an increase in non-interest expense of $3.6 million. As a result of the increased net income before income taxes, there was a $3.6 million increase in income tax expense. The increase in non-interest income was primarily attributed to a $4.4 million pre-tax ($2.6 million on an after-tax basis) impairment write-down of the Bank’s investment in a WorldCom, Inc. senior note during the second quarter of 2002.

                 Return on average assets increased to 1.21% for the year ended December 31, 2003 from 1.03% for the year ended December 31, 2002. Return on average equity increased to 15.93% for the year ended December 31, 2003 from 12.57% for the year ended December 31, 2002.

                 Interest Income.  Interest income increased $5.4 million, or 5.1%, to $112.3 million for the year ended December 31, 2003 from $106.9 million for the year ended December 31, 2002. This increase was primarily the result of a $216.3 million increase in the average balance of interest-earning assets during 2003 compared to 2002. The average balance of mortgage loans, net and mortgage-backed securities increased $80.7 million and $169.1 million, respectively. These increases were partially offset by an $11.8 million and $23.1 million decrease in the average balance of other securities and interest earning deposits and federal funds sold, respectively. The yield on interest-earning assets declined 61 basis points to 6.64% during 2003 from 7.25% during 2002. Interest and fees on loans increased $3.0 million primarily as a result of the increase in the average balance. The yield on loans decreased 30 basis points to 7.74% during

2003 from 8.04% during 2002. The Bank’s focus on the origination of higher yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed the Bank to maintain a higher yield on our loan portfolio than we would have otherwise experienced, despite the declining interest rate environment experienced during the three years ended December 31, 2003. The yield on mortgage loans reflects the high refinancing activity that occurred during 2003. The Bank’s existing borrowers were refinancing their higher costing mortgage loans at the then current lower rates, which resulted in a decrease on the yield of the mortgage portfolio. This decrease was partially offset by prepayment penalties collected. A decrease in refinancing activity would result in a decrease in prepayment penalties collected by the Bank, and would result in a decrease in the yield on the mortgage portfolio. The increase in interest income from mortgage-backed securities was due to a $169.1 million increase in the average balances of mortgage-backed securities for the year ended December 31, 2003 to $416.9 million, partially offset by a 131 basis point decline in the yield to 4.08% during 2003 from 5.39% during 2002. The increase in the average balance of mortgage-backed securities was partially due to a leveraging strategy implemented in June 2003. Due to the attractive low rates that were available for medium-term borrowings, the Company borrowed $60.0 million in June 2003 and invested the proceeds in mortgage-backed securities with an initial spread of approximately 180 basis points. The decrease in interest and dividends on other securities and interest-earning deposits and federal funds sold was due to a decrease their average balances and yield, as funds previously held in these categories were reinvested in higher yielding assets. If prepayment penalty income for 2003 had been the same amount as that for 2002, the yield on mortgage loans would have been 7.55%, and the yield on interest-earning assets would have been 6.50% for 2003.

                 Interest Expense.   Interest expense decreased $2.4 million, or 4.4%, to $52.2 million for the year ended December 31, 2003 from $54.6 million for the year ended December 31, 2002. The decrease in interest expense was due to a 66 basis point decline in the cost of interest-bearing liabilities, partially offset by a $207.3 million increase in the average balance of total interest-bearing liabilities to $1.60 billion during 2003. The decrease in the cost of funds was primarily due to the declining interest rate environment experienced during the three years ended December 31, 2003, the effect of which further lowered the cost of funds during 2003. This was coupled with an increase in the average balance of lower costing core deposits.

                 The average balance for due to depositors increased $179.4 million to $1,057.3 million for 2003. The cost of these deposits decreased 61 basis points to 2.60% during 2003, as decreases in cost were seen in all categories of deposits due to the declining interest rate environment experienced during the three years ended December 31, 2003. The average balance for borrowed funds increased $27.9 million to $524.9 million for 2003 from $497.0 million for 2002. The cost of borrowed funds decreased 60 basis points to 4.70% during 2003.

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

                 Non-Interest Income. Non-interest income for the year ended December 31, 2003 increased $4.8 million to $6.3 million from $1.5 million for the year ended December 31, 2002. The increase was primarily due to a $4.4 million pretax impairment write-down of the Bank’s investment in a WorldCom, Inc. senior note during 2002. Loan fees increased $0.3 million to $1.8 million for the year ended December 31, 2003 from $1.5 million for the year ended December 31, 2002, primarily due to an increase in miscellaneous fees collected at the time mortgage loans paid-in-full. Banking services fees increased $0.2 million to $1.6 million for the year ended December 31, 2003 from $1.4 million in the year ended December 31, 2002, primarily due to the increase in core deposits and income earned on debit cards. Dividends on FHLB-NY stock decreased for the year ended December 31, 2003 as these dividends were suspended for the fourth quarter of 2003. This dividend was resumed in the first quarter of 2004 at a reduced level.

                  Non-Interest Expense. Non-interest expense for the year ended December 31, 2003 totaled $31.2 million, representing an increase of $3.6 million, or 13.1%, from the year ended December 31, 2002. The increase was primarily attributed to the Bank’s continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services and, in the fourth quarter of 2003, the opening of a new branch in Astoria, Queens. Management continued to closely monitor expenditures, resulting in an efficiency ratio of 47.0% for the year ended December 31, 2003 compared to 47.4% for 2002.

                 Income Tax Provisions. Income tax expense for the year ended December 31, 2003 increased $3.6 million to $13.5 million, compared to $10.0 million for the year ended December 31, 2002. This increase was primarily attributed to the increase of $9.0 million in income before income taxes. The effective tax rate was 38.5% for the year ended December 31, 2003 compared to 38.0% for the year ended December 31, 2002.

Liquidity, Regulatory Capital and Capital Resources

                 The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2004, the Bank had an approved overnight line of credit of $50.0 million with the FHLB-NY. In total, as of December 31, 2004, the Bank may borrow up to $709.3 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2004, the Bank had borrowed $345.2 million in FHLB-NY advances, and had $5.0 million outstanding under the overnight line of credit. In addition, the Holding Company has $20.6 million in junior subordinated debentures (which are included in Borrowed Funds) and the Bank had $213.9 million in repurchase agreements to fund lending and investment opportunities. (See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes their available sources of funds are sufficient to fund current operations.

                 The Company’s most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $14.7 million, a decrease of $5.6 million from December 31, 2003. The Company also held marketable securities available for sale with a carrying value of $435.7 million at December 31, 2004.

                 At December 31, 2004, the Company had commitments to extend credit (principally real estate mortgage loans) of $57.2 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $30.4 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity loan lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                 The Company’s total interest and operating expenses in 2004 were $52.2 million and $35.4 million, respectively. Certificates of deposit accounts which are scheduled to mature in one year or less as of December 31, 2004 totaled $266.0 million.

                 The market value of the assets of the Company’s defined employee benefit pension plan is $13.0 million at December 31, 2004, which is $1.0 million less than the benefit obligation. During 2004, the Bank contributed $0.9 million to the pension plan. The underfunding is primarily due to a decline in the market value of pension plan’s investments in 2002 and 2001. This underfunding has also been increased due to the reduction in the discount rate used to calculate the projected benefit obligation from a rate of 6.25% in 2003 to 6.13% in 2004. This reduction in the discount rate has resulted in an increase in the present value of the projected benefit obligation. The Company does not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

                 During 2004, funds provided by the Company’s operating activities amounted to $29.3 million. These funds, together with $116.2 million provided by financing activities and $20.3 million available at the beginning of the year, were utilized to fund net investing activities of $151.2 million. Funds provided by financing activities were primarily the result of a growth in due to depositors of $117.7 million. Principal payments and calls on loans and securities provided additional funds. The primary investment activity of the Company is the origination of loans, and the purchase of mortgage-backed securities. During 2004, the Bank had loan originations and purchases of $495.6 million. Further, during 2004, the Company purchased $104.3 million of mortgage-backed and other securities.

                 At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2004 was $4.7 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Holding Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

                 Regulatory Capital Position.  Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2004 and 2003, the Bank exceeded each of the three OTS capital requirements. (See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Critical Accounting Policies

                 The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The accounting policies that require significant management valuation judgments are determining the allowance for loan losses and when an unrealized loss should be considered other than temporary.

                 Allowance for Loan Losses.  An allowance for loan losses is provided to absorb estimated losses on existing loans that may be uncollectable. Management reviews the adequacy of the allowance for loan losses by reviewing all impaired loans on an individual basis. The remaining portfolio is evaluated based on the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

                 Notwithstanding the judgment required in assessing the components of the allowance for loan losses, the Company believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements.

                 Other-Than-Temporary Impairment Losses – Investments.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, if applicable, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

                 Notwithstanding the judgment required in assessing when an unrealized loss should be considered other-than- temporary, the Company believes that, as of December 31, 2004, it does not hold any investment securities which have an unrealized loss that would be considered other-than-temporary.

Contractual Obligations

	Payments Due By Period

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(In thousands)
Borrowed funds	$584,736	$60,900	$273,000	$155,000	$95,836
Deposits	1,292,797	855,530	287,685	119,005	30,577
Loan commitments	87,609	87,609	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	9,185	1,466	2,361	1,814	3,544
Purchase obligations	5,211	2,348	2,100	366	397
Pension and other postretirement
benefits	8,715	1,826	646	812	5,431
Deferred compensation plans	7,222	465	1,904	1,167	3,686

Total	$1,995,475	$1,010,144	$567,696	$278,164	$139,471

                 The Company has significant obligations that arise in the normal course of business. The Company finances its assets with deposits and borrowed funds. The Company also uses borrowed funds to manage its interest-rate risk. The Company has the means to refinance these borrowings as they mature through its financing arrangements with the FHLB-NY and its ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 6 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

                 The Company focuses its balance sheet growth on the origination of mortgage loans. At December 31, 2004, the Bank had commitments to originate $87.6 million of mortgage and other loans which are expected to be funded within 90 days. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

                 The Bank has ten branches, six of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. While the Bank will consider purchasing its future branch locations, the decision may rest on the availability of suitable locations and the availability of properties. In addition, the Bank leases its executive offices.

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

                 The amounts shown for pension and other postretirement benefits reflect the Company’s employee and directors’ pension plans, the supplemental retirement benefits of its president, and amounts due under its plan for medical and life insurance benefits for retired employees. The amount shown in the “Less Than 1 Year” column represents the Company’s current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in columns reflecting periods over one year represent the Company’s current estimate based on the past year’s actual disbursements and information supplied by actuaries, but do not include an estimate for the employee pension plan as we do not currently have an estimate for this plan. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More Than 5 Years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, since these are unfunded plans. (See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

                 The Bank provides a non-qualified deferred compensation plan for officers who have achieved the level of at least vice president. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. The Bank also provides an additional non-contributory deferred compensation plan for its president in the amount of 10% of his salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Employees do not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts the Bank will contribute to a rabbi trust with respect to matching contributions under these plans, and the amounts to be paid from the rabbi trust to two executives who have either retired or announced their retirement. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Impact of New Accounting Standards

                 In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company. While management is unable to determine the actual effect the adoption of this statement will have on its diluted earnings per share, management estimates, based on the Company granting awards at the same level as prior years, that the effect on annual diluted earnings per share will be in the range of $0.04 to $0.06 per diluted share.

                 On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans to be initially recorded at fair value, and prohibits carrying over or creating a valuation allowance in the initial accounting. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 in the first quarter of 2005 did not have a material effect on the Company’s results of operations or financial condition.

                 On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Company’s results of operations or financial condition.

                 In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which established guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity (“VIE”). A VIE exists either when the entity does not have sufficient equity at risk or lacks any one of three characteristics normally associated with a controlling financial interest. If an entity is considered a VIE, judgment and quantitative analysis typically is required to assess whether the company should consolidate the entity as the primary beneficiary. The company is considered the primary beneficiary when it has a variable interest that will absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R were effective for the first quarter of 2004.

                 The Holding Company owns the Trust, a special purpose business trust formed to issue capital securities, which is subject to FIN 46 and FIN 46R. Prior to 2004, the Trust was consolidated. Since the Company does not have sufficient equity at risk, as defined in FIN46R, the Trust was deconsolidated in the first quarter of 2004. Deconsolidation of the Trust did not have a material impact on the Company’s financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

                 This information is contained in the section captioned “Interest Rate Risk” on page 47 and in Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data. Consolidated Statements of Financial Condition

	December 31, 2004	December 31, 2003

	(In thousands, except per share data)
ASSETS:
Cash and due from banks	$14,661	$20,300
Securities available for sale:
Mortgage-backed securities (Including assets pledged of $230,400 and
$161,617 at December 31, 2004 and 2003, respectively)	395,629	479,393
Other securities	40,116	56,316
Loans	1,523,040	1,276,074
Less: Allowance for loan losses	(6,533)	(6,553)

Net loans	1,516,507	1,269,521
Interest and dividends receivable	8,868	8,647
Bank premises and equipment, net	7,558	6,380
Federal Home Loan Bank of New York stock	22,261	24,462
Bank owned life insurance	25,399	24,242
Goodwill	3,905	3,905
Other assets	23,140	17,585

Total assets	$2,058,044	$1,910,751

LIABILITIES:
Due to depositors:
Non-interest bearing	$49,540	$41,397
Interest-bearing	1,226,784	1,117,178
Mortgagors’ escrow deposits	16,473	11,334
Borrowed funds, including securities sold under agreements to repurchase
of $213,900 and $163,900 at December 31, 2004 and 2003, respectively	584,736	578,142
Other liabilities	19,858	15,938

Total liabilities	1,897,391	1,763,989

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; authorized 5,000,000 shares, none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,456,696 shares issued and 19,232,248 shares outstanding at December 31, 2004;
19,290,601 shares issued and outstanding at December 31, 2003)	195	193
Additional paid-in capital	37,187	32,783
Treasury stock, at average cost (224,448 shares and none at
December 31, 2004 and 2003, respectively)	(3,893)	—
Unearned compensation	(5,117)	(7,373)
Retained earnings	133,290	120,683
Accumulated other comprehensive (loss) income, net of taxes	(1,009)	476

Total stockholders’ equity	160,653	146,762

Total liabilities and stockholders’ equity	$2,058,044	$1,910,751

The accompanying notes are an integral part of these consolidated financial statements.
57

Consolidated Statements of Income

	For the years ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$98,154	$93,476	$90,501
Interest and dividends on securities:
Interest	19,963	18,445	15,613
Dividends	389	252	165
Other interest income	218	166	627

Total interest and dividend income	118,724	112,339	106,906

Interest expense
Deposits	28,972	27,521	28,204
Borrowed funds	23,261	24,655	26,360

Total interest expense	52,233	52,176	54,564

Net interest income	66,491	60,163	52,342
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	66,491	60,163	52,342

Non-interest income
Loan fee income	1,924	1,768	1,471
Banking services fee income	1,588	1,600	1,425
Net gain on sale of loans held for sale	306	323	272
Net (loss) gain on sales of securities	(100)	6	(4,430)
Federal Home Loan Bank of NY stock	441	891	1,086
Bank owned life insurance	1,157	1,264	1,303
Other income	627	433	382

Total non-interest income	5,943	6,285	1,509

Non-interest expense
Salaries and employee benefits	18,403	16,011	13,921
Occupancy and equipment	3,653	3,055	2,749
Professional services	3,497	2,954	2,759
Data processing	1,892	1,928	1,566
Depreciation and amortization of premises and equipment	1,487	1,232	1,035
Other operating	6,457	6,046	5,591

Total non-interest expense	35,389	31,226	27,621

Income before income taxes	37,045	35,222	26,230

Provision for income taxes
Federal	11,454	10,499	8,247
State and local	2,942	3,045	1,720

Total provision for income taxes	14,396	13,544	9,967

Net income	$22,649	$21,678	$16,263

Basic earnings per share	$1.30	$1.27	$0.93
Diluted earnings per share	$1.25	$1.22	$0.90

The accompanying notes are an integral part of these consolidated financial statements.
58

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Common Stock
Balance, beginning of year	$193	$139	$139
Issuance upon the exercise of stock options (166,095 common
shares for the year ended December 31, 2004)	2	—	—
Stock dividend (6,430,058 common shares; 1,011,660 common shares
funded from Treasury in 2003)	—	54	—

Balance, end of year	195	193	139

Additional Paid-In Capital
Balance, beginning of year	32,783	47,208	45,280
Award of common shares released from Employee Benefit Trust
(35,779, 37,287 and 53,011 common shares for the years ended
December 31, 2004, 2003 and 2002, respectively)	585	522	416
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted
stock units	(227)	—	—
Restricted stock awards (16,874, 81,783 103,612 common shares for
the years ended December 31, 2004, 2003 and 2002, respectively)	44	156	146
Shares issued upon vesting of restricted stock unit awards (1,687
common shares for the year ended December 31, 2004)	2	—	—
Forfeiture of restricted stock awards (2,025 common shares for the
year ended December 31, 2004)	(2)	—	—
Options exercised (166,095 and 32,610 common shares for the years
ended December 31, 2004 and 2003, respectively)	858	147	—
Tax benefit from compensation expense in excess of that
recognized for financial reporting purposes	3,144	3,331	1,366
Stock dividend (6,430,058 common shares; 1,011,660 common shares
funded from Treasury in 2003)	—	(18,581)	—

Balance, end of year	37,187	32,783	47,208

			Continued
The accompanying notes are an integral part of these consolidated financial statements.
59

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Treasury Stock
Balance, beginning of year	—
		$(21,733)	$(5,750)
Purchases of common shares outstanding (520,600, 336,700 and
1,202,450 shares for the years ended December 31, 2004, 2003 and
2002, respectively)	$(9,337)	(6,899)	(21,196)
Issuance for options exercised (394,668, 548,984 and 259,667 common shares for the years ended December 31, 2004, 2003 and 2002,
respectively)	6,329	9,661	4,361
Purchase of common shares to fund options exercised
(7,570 common shares)	(147)	—	—
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by
restricted stock units	(1,177)	—	—
Shares issued upon vesting of restricted stock unit awards (44,077
common shares for the year ended December 31, 2004)	607	—	—
Restricted stock awards (16,874, 54,525 and 69,075 common shares for
the years ended December 31, 2004, 2003 and 2002, respectively)	293	949	1,140
Repurchase of restricted stock awards to satisfy tax obligations
(25,222, 20,559 and 13,553 common shares for the years ended
December 31, 2004, 2003 and 2002, respectively)	(436)	(430)	(260)
Forfeiture of restricted stock awards (2,025, 4,190 and 2,180 common shares for the years ended December 31, 2004, 2003 and 2002,
respectively)	(25)	(71)	(28)
Stock dividend	—	18,523	—

Balance, end of year	(3,893)	—	(21,733)

Unearned Compensation
Balance, beginning of year	(7,373)	(7,825)	(7,766)
Surrender of restricted stock awards (124,650 common shares for the
year ended December 31, 2004) which were replaced by restricted stock units	564	—	—
Release of shares from Employee Benefit Trust (182,601, 149,073 and 131,518 common shares for the years ended December 31,
2004, 2003 and 2002, respectively)	622	508	448
Restricted stock awards (16,874, 81,783 and 103,612 common shares
for the years ended December 31, 2004, 2003 and 2002, respectively)	(337)	(1,105)	(1,286)
Forfeiture of restricted stock awards (2,025, 6,285 and 3,270 common shares for the years ended December 31, 2004, 2003 and 2002,
respectively)	27	71	28
Restricted stock award expense	1,380	978	751

Balance, end of year	(5,117)	(7,373)	(7,825)

			Continued
The accompanying notes are an integral part of these consolidated financial statements.
60

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Retained Earnings
Balance, beginning of year	$120,683	$109,208	$99,641
Net income	22,649	21,678	16,263
Stock options exercised (394,668, 821,075 and 389,500 common
shares for the years ended December 31, 2004, 2003 and 2002, respectively)	(3,759)	(5,351)	(2,458)
Shares issued upon vesting of restricted stock units (42,390 common
shares for the year ended December 31, 2004)	(156)	—	—
Cash dividends declared and paid ($0.35, $0.28 and $0.24 per common
share for the years ended December 31, 2004, 2003 and 2002, respectively)	(6,127)	(4,852)	(4,238)

Balance, end of year	133,290	120,683	109,208

Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance, beginning of year	476	4,389	1,843
Adjustment required to recognize minimum pension liability,
Net of taxes of approximately $(9), $22 and $221 for the years ended
December 31, 2004, 2003 and 2002, respectively	7	(22)	(254)
Change in net unrealized (loss) gain, net of taxes of approximately
$1,229 in 2004; $3,311 in 2003 and $(347) in 2002 on securities
available for sale	(1,553)	(3,888)	408
Less: Reclassification adjustment for losses (gains) included in net income, net of taxes of approximately $(39), $3 and $(2,038) for
the years ended December 31, 2004, 2003 and 2002, respectively	61	(3)	2,392

Balance, end of year	(1,009)	476	4,389

Total stockholders’ equity	$160,653	$146,762	$131,386

Comprehensive Income
Net income	$22,649	$21,678	$16,263
Other comprehensive income, net of tax
Minimum pension (liability)	7	(22)	(254)
Unrealized (losses) gains on securities	(1,492)	(3,891)	2,800

Comprehensive income	$21,164	$17,765	$18,809

The accompanying notes are an integral part of these consolidated financial statements.
61

Consolidated Statements of Cash Flow

	For the years ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities

Net income	$22,649	$21,678	$16,263
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of bank premises and equipment	1,487	1,232	1,035
Impairment write-down of investment securities	89	—	4,429
Net loss (gain) on sales of securities	11	(6)	1
Net gain on sales of loans	(306)	(323)	(272)
Net gain on sales of real estate owned	—	—	(4)
Origination of loans held for sale	(5,916)	(13,442)	(3,645)
Proceeds from sale of loans held for sale	6,222	13,765	3,917
Amortization of unearned premium, net of
accretion of unearned discount	1,920	3,430	2,814
Deferred income tax (benefit) provision	(678)	1,845	(859)
Deferred compensation	481	736	523
Net increase (decrease) in other assets and liabilities	746	(1,767)	(428)
Unearned compensation	2,587	2,008	1,615

Net cash provided by operating activities	29,292	29,156	25,389

Investing Activities

Purchases of bank premises and equipment	(2,665)	(2,223)	(859)
Net redemption (purchase) of Federal Home Loan Bank shares	2,201	(2,249)	3,209
Purchases of securities available for sale	(104,336)	(440,073)	(262,506)
Proceeds from sales and calls of securities available for sale	78,822	62,391	39,022
Proceeds from maturities and prepayments of
securities available for sale	121,346	190,423	168,133
Net originations and repayments of loans	(250,884)	(105,379)	(92,372)
Proceeds from sale of delinquent loans	4,339	6,090	—
Purchases of loans	—	(789)	(10,183)
Proceeds from sale of real estate owned	—	—	97

Net cash used in investing activities	(151,177)	(291,809)	(155,459)

			Continued

The accompanying notes are an integral part of these consolidated financial statements.
62

Consolidated Statements of Cash Flow (continued)

	For the years ended December 31,

	2004	2003	2002

	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$8,143	$6,110	$6,693
Net increase in interest bearing deposits	109,606	150,452	176,803
Net increase (decrease) in mortgagors’ escrow deposits	5,139	1,522	(253)
Proceeds from short-term borrowed funds	20,000	25,000	—
Repayment of short-term borrowed funds	(25,000)	—	—
Proceeds from long-term borrowings	110,000	170,000	90,000
Repayment of long-term borrowings	(99,025)	(110,022)	(110,271)
Purchases of treasury stock	(9,773)	(7,333)	(21,456)
Proceeds from issuance of common stock upon exercise of stock options	3,283	4,457	1,903
Cash dividends paid	(6,127)	(4,852)	(4,238)

Net cash provided by financing activities	116,246	235,334	139,181

Net (decrease) increase in cash and cash equivalents	(5,639)	(27,319)	9,111
Cash and cash equivalents, beginning of year	20,300	47,619	38,508

Cash and cash equivalents, end of year	$14,661	$20,300	$47,619

Supplemental Cash Flow Disclosure
Interest paid	$51,961	$52,513	$54,479
Income taxes paid	11,534	9,403	9,273

The accompanying notes are an integral part of these consolidated financial statements.
63

Notes to Consolidated Financial Statements
For the years ended December 31, 2004, 2003 and 2002

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a savings and loan holding company organized at the direction of its subsidiary, Flushing Savings Bank, FSB (the “Bank”), in connection with the Bank’s conversion from a mutual to capital stock form of organization. The Holding Company and its direct and indirect wholly-owned subsidiaries, the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation and FSB Properties Inc. are collectively herein referred to as the “Company”.

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations and borrowings, primarily in (1) originations and purchases of multi-family income-producing property loans, commercial real estate loans and one-to-four family residential mortgage loans (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units); (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency backed securities, corporate fixed-income securities and other marketable securities. To a lesser extent, the Company originates certain other loans, including construction loans, Small Business Administration loans and other small business loans. The Bank conducts its business through ten full-service banking offices, six of which are located in Queens County, two in Nassau County, one in Kings County (Brooklyn), and one in New York County (Manhattan), New York.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”). The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Flushing Financial Corporation and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”) and FSB Properties Inc. (“Properties”). FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is an inactive subsidiary whose purpose was to manage real estate properties and joint ventures. Flushing Financial Capital Trust I (“Trust”), a special purpose business trust formed to issue capital securities, was included in the consolidated financial statements through December 31, 2003. Effective January 1, 2004, the Trust was deconsolidated to comply with FASB Interpretation No. 46R. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Securities available for sale:

Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other than temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, if applicable, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Impairment losses are included in “Net (loss) gain on sales of securities” in the Consolidated Statements of Income.

Loans:

Loans are reported at their principal outstanding balance, net of charge-offs, and net of any deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of ninety days or more, indicate reasonable doubt as to the timely collectibility of such income. Interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income.

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

A loan is considered impaired when, based upon current information, the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. The Company reviews all non-accrual loans for impairment.

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

Loans held for sale:

Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2004 and 2003.

Bank Owned Life Insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Real estate owned:

Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value (which is based on appraised value with certain adjustments) less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance. Actual values may differ from those estimates. The Company had no real estate owned as of December 31, 2004, 2003 and 2002.

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

	2004	2003	2002

	(Dollars in thousands, except per share data)
Net income, as reported	$22,649	$21,678	$16,263
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	1,272	734	503
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(3,062)	(1,447)	(1,015)

Pro forma net income	$20,859	$20,965	$15,751

Basic earnings per share:
As reported	$1.30	$1.27	$0.93
Pro forma	$1.20	$1.23	$0.91
Diluted earnings per share:
As reported	$1.25	$1.22	$0.90
Pro forma	$1.15	$1.18	$0.87
66

The year ended December 31, 2004 includes a charge to earnings, recorded during the first quarter, on an after-tax basis, of $0.5 million or $0.03 per diluted share, related to an adjustment of compensation expense for certain restricted stock awards made in prior periods. In addition to the previously mentioned charge, the year ended December 31, 2004 includes a charge to earnings, on an after-tax basis, of $0.2 million or $0.01 per diluted share, recorded in the second quarter of 2004, related to certain restricted stock unit awards in June 2004. These charges reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards fully vest. These amounts are included above in stock-based compensation expense.

In addition, the year ended December 31, 2004 includes, in the deduction for stock-based compensation determined under the fair value method, a net after tax deduction of $0.8 million or $0.04 per diluted share, related to an adjustment of compensation expense using the fair value method for stock option grants awarded during prior periods. In addition to the previously mentioned deduction, the year ended December 31, 2004 includes, in the deduction for stock-based compensation determined under fair value method, a net after tax charge of $0.4 million or $0.02 per diluted share, related to certain stock option grants awarded granted in June 2004. These deductions reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards will fully vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants made in 2004, 2003 and 2002 are as follows:

	2004 Grants	2003 Grants	2002 Grants

Dividend yield	2.04%	1.97%	1.93%
Expected volatility	24.49%	28.82%	29.33%
Risk-free interest rate	4.29%	2.87%	4.76%
Expected option life	7 Years	7 Years	7 Years

Earnings per share:

Basic earnings per share for the years ended December 31, 2004, 2003 and 2002 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portions of restricted stock awards during the period. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.

Earnings per share has been computed based on the following, adjusted for the three-for-two stock split distributed on December 15, 2003 in the form of a stock dividend, for the years ended December 31:

	2004	2003	2002

	(Amounts in thousands, except per share data)
Net income	$22,649	$21,678	$16,263
Divided by:
Weighted average common shares outstanding	17,429	17,023	17,399
Weighted average common stock equivalents	663	747	772
Total weighted average common shares outstanding and
common stock equivalents	18,092	17,770	18,171
Basic earnings per share	$1.30	$1.27	$0.93
Diluted earnings per share	$1.25	$1.22	$0.90

Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. Options to purchase 35,750 shares, at an average exercise price of $19.94, 900 shares, at an average exercise price of $14.70, and 411,600 shares, at an average exercise price of $12.47, were not included in the computation of diluted earnings per share for 2004, 2003 and 2002, respectively. Unvested restricted stock awards of 17,874 shares, at an average market price on the date of grant of $19.94, 450 shares, at an average market price on the date of grant of $14.70, and 103,312 shares, at an average market price on the date of grant of $12.42 were not included in the computation of diluted earnings per share for 2004, 2003 and 2002, respectively.

Reclassification:

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

3. Loans The composition of loans is as follows at December 31:

	2004	2003

	(In thousands)
Multi-family residential	$646,922	$541,837
Commercial real estate	334,048	290,332
One-to-four family – mixed-use property	332,805	226,225
One-to-four family – residential	151,737	178,474
Co-operative apartments	3,132	3,729
Construction	31,460	23,622
Small Business Administration	5,633	4,931
Commercial business and other	12,505	4,894

Gross loans	1,518,242	1,274,044
Unearned loan fees and deferred costs, net	4,798	2,030

Total loans, net	$1,523,040	$1,276,074

The total amount of loans on non-accrual status, and loans classified as impaired, at December 31, 2004, 2003 and 2002 was $911,000, $682,000 and $3,592,000, respectively. The portion of the allowance for loan losses allocated to impaired loans was $165,000 (2.5%), $133,000 (2.0%) and $340,000 (5.2%) at December 31, 2004, 2003 and 2002, respectively. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. The average balance of impaired loans was $2,605,000, $1,892,000 and $2,681,000 for 2004, 2003 and 2002, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2004	2003	2002

	(In thousands)
Interest income that would have been recognized had the loans performed in
accordance with their original terms	$76	$105	$298
Less: Interest income included in the results of operations	26	71	76

Foregone interest	$50	$34	$222

The following are changes in the allowance for loan losses for the years ended December 31:

	2004	2003	2002

	(In thousands)
Balance, beginning of year	$6,553	$6,581	$6,585
Provision for loan losses	—	—	—
Charge-offs	(28)	(155)	(12)
Recoveries	8	127	8

Balance, end of year	$6,533	$6,553	$6,581

4. Bank Premises and Equipment, Net Bank premises and equipment are as follows at December 31:

	2004	2003

	(In thousands)
Land	$801	$801
Building and leasehold improvements	4,885	4,896
Equipment and furniture	11,562	10,950

Total	17,248	16,647
Less: Accumulated depreciation and amortization	9,690	10,267

Bank premises and equipment, net	$7,558	$6,380

5. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2004, 2003 and 2002. Securities available for sale are recorded at estimated fair value based on dealer quotations where available. Actual values may differ from estimates provided by outside dealers. Securities classified as held-to-maturity would be stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2004 are as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. Treasury and government agencies	$12,866	$12,868	$2	$—
Mutual funds	20,600	20,352	—	248
Other	6,379	6,896	681	164

Total other securities	39,845	40,116	683	412

FNMA	217,278	215,657	947	2,568
REMIC and CMO	89,416	89,164	178	430
FHLMC	78,453	78,094	343	702
GNMA	12,043	12,714	671	—

Total mortgage-backed securities	397,190	395,629	2,139	3,700

Total securities available for sale	$437,035	$435,745	$2,822	$4,112

The following table shows the Company’s available for sale securities gross unrealized losses and estimated fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Total		Less than 12 months		12 months or more

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(In thousands)
Mutual funds	$19,338	$248	$13,815	$188	$5,523	$60
Other	4,491	164	4,491	164	—	—

Total other securities	23,829	412	18,306	352	5,523	60

FNMA	167,198	2,568	97,649	770	69,549	1,798

REMIC and CMO	61,639	430	61,639	430	—	—
FHLMC	47,776	702	30,452	89	17,324	613

Total mortgage-backed
securities	276,613	3,700	189,740	1,289	86,873	2,411

Total securities
available for sale	$300,442	$4,112	$208,046	$1,641	$92,396	$2,471

The unrealized losses for all securities are attributed to interest rate risk. These securities earn a rate of interest that is below the current market interest rate. Management believes that all contractual amounts due on these securities (principal and interest) will be collected. Therefore, the unrealized losses are considered to be temporary, and an impairment write-down has not been recorded. There are 55 securities with unrealized losses for less than 12 months, and 13 securities with unrealized losses for more than 12 months.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due in one year or less	$21,379	$21,767
Due after one year through five years	5,208	5,222
Due after five years through ten years	7,868	7,868
Due after ten years	5,390	5,259

Total other securities	39,845	40,116
Mortgage-backed securities	397,190	395,629

Total securities available for sale	$437,035	$435,745

The amortized cost and estimated fair value of the Company’s securities classified as available for sale at December 31, 2003 were as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. Treasury and government agencies	$27,621	$27,784	$163	$—
Corporate debt securities	1,000	1,035	35	—
Mutual funds	20,003	19,873	15	145
Other	6,454	7,624	1,177	7

Total other securities	55,078	56,316	1,390	152

FNMA	256,705	255,858	1,607	2,454
REMIC and CMO	103,838	103,932	431	337
FHLMC	95,794	95,524	633	903
GNMA	22,901	24,079	1,178	—

Total mortgage-backed securities	479,238	479,393	3,849	3,694

Total securities available for sale	$534,316	$535,709	$5,239	$3,846

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

For the year ended December 31, 2004, gross gains of $318,000 and losses of $329,000 were realized on sales of securities available for sale. In addition, an impairment write-down of $89,000 was recorded during the year ended December 31, 2004. For the year ended December 31, 2003, gross gains of $547,000 and losses of $541,000 were realized on sales of securities available for sale. For the year ended December 31, 2002, gross gains of $423,000 and losses of $424,000 were realized on sales of securities available for sale. In addition, an impairment write-down of $4,429,000 was recorded during the year ended December 31, 2002.

6. Deposits

Total deposits at December 31, 2004 and 2003, and the weighted average rate on deposits at December 31, 2004, are as follows:

	2004	2003	Weighted Average Rate 2004

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$703,314	$593,760	3.51%
Passbook savings accounts	216,772	216,988	0.50
Money market accounts	258,235	263,621	1.88
NOW accounts	48,463	42,809	0.50

Total interest-bearing depositors	1,226,784	1,117,178
Non-interest bearing demand deposits	49,540	41,397

Total due to depositors	1,276,324	1,158,575
Mortgagors’ escrow deposits	16,473	11,334	0.24

Total deposits	$1,292,797	$1,169,909

The aggregate amount of time deposits with denominations of $100,000 or more was $165,647,000 and $124,191,000 at December 31, 2004 and 2003, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)
Certificate of deposit accounts	$22,487	$20,835	$21,640
Passbook savings accounts	1,092	1,611	3,147
Money market accounts	5,122	4,758	3,039
NOW accounts	221	257	321

Total due to depositors	28,922	27,461	28,147
Mortgagors’ escrow deposits	50	60	57

Total interest expense on deposits	$28,972	$27,521	$28,204

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2004	2003

	(In thousands)
Within 12 months	$266,047	$258,059
12 months to 24 months	216,933	144,970
24 months to 36 months	70,752	44,653
36 months to 48 months	69,151	64,587
48 months to 60 months	49,854	64,904
Over 60 months	30,577	16,587

Total certificate of deposit accounts	$703,314	$593,760

7. Borrowed Funds Borrowed funds are summarized as follows at December 31:

	2004		2003

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Repurchase agreements – adjustable rate:
Due in 2010	$25,000	2.16%	$25,000	0.93%

Repurchase agreements – fixed rate:
Due in 2005	20,900	4.01	20,900	4.01
Due in 2006	53,000	3.67	33,000	3.93
Due in 2007	60,000	5.25	60,000	5.25
Due in 2008	20,000	3.89	—	—
Due in 2009	35,000	5.08	25,000	5.52

Total repurchase agreements – fixed rate	188,900	4.49	138,900	4.80

Total repurchase agreements	213,900	4.22	163,900	4.21

FHLB-NY advances – adjustable rate:
Due in 2004	—	—	50,000	1.89
Due in 2006	10,000	2.92	10,000	1.71
Due in 2007	35,000	3.03	35,000	2.11

Total FHLB-NY advances – adjustable rate	45,000	3.01	95,000	1.95

FHLB-NY advances – fixed rate:

Due in 2004	—	—	74,000	3.90
Due in 2005	40,000	1.96	20,000	1.51
Due in 2006	40,000	4.64	40,000	4.64
Due in 2007	75,000	4.03	35,000	5.32
Due in 2008	70,000	3.48	60,000	3.56
Due in 2009	30,000	3.07	30,000	3.07
Due in 2010	50,000	6.56	40,000	7.30

Due in 2011	217	7.34	242	7.34

Total FHLB-NY advances – fixed rate	305,217	4.03	299,242	4.31

Total FHLB-NY advances	350,217	3.90	394,242	3.74

Other borrowings – adjustable rate:
Due in 2032	20,619	5.72	20,000	4.80

Total borrowings	$584,736	4.08%	$578,142	3.91%

Borrowed funds which have call provisions are summarized as follows at December 31, 2004:

	Amount	Rate	Maturity Date	Call Date

	(Dollars in thousands)
FHLB-NY advances – fixed rate:	$25,000	6.15%	7/13/2007	On demand
Repurchase agreements – fixed rate	50,000	5.64	12/18/2007	On demand
Repurchase agreements – fixed rate	25,000	5.52	7/22/2009	On demand
Repurchase agreements – fixed rate (1)	10,900	6.36	9/15/2005	On demand
Repurchase agreements – fixed rate (2)	18,000	4.96	1/19/2006	On demand
Repurchase agreements – adjustable rate	25,000	2.16	12/8/2010	12/8/2005

(1)	In January 2005, the maturity was extended to March 15, 2010 at a rate of 4.18% with a call date of March 15, 2007.

(2)	In January 2005, the maturity was extended to April 19, 2010 at a rate of 4.00% with a call date of April 19, 2007.
72

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

	2004	2003

	(Dollars in thousands)
Book value of collateral	$230,400	$161,617
Estimated fair value of collateral	230,400	161,617
Average balance of outstanding agreements during the year	194,610	121,338
Maximum balance of outstanding agreements at a month end during the year	213,900	163,900
Average interest rate of outstanding agreements during the year	4.23%	5.20%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The Holding Company also has a trust formed under the laws of the State of Delaware for the purpose of issuing capital and common securities and investing the proceeds thereof in $20.6 million of junior subordinated debentures of the Holding Company. On July 11, 2002, the Trust issued $20.0 million of floating rate capital securities. The capital securities have a maturity date of October 7, 2032, are callable at par on July 7, 2007 and every quarter thereafter, and pay cumulative cash distributions at a floating per annum rate of interest, reset quarterly, equal to 3.65% over 3-month LIBOR, with an initial rate of 5.51%. The rate was 5.72% at December 31, 2004. A rate cap of 12.50% is effective through October 7, 2007. The Holding Company has guaranteed the payment of the Trust’s obligations under these capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the Trust. Prior to 2004, the Trust was included in the consolidated financial statements of the Company. Effective January 1, 2004, the Trust was deconsolidated. The consolidated financial statements now include the junior subordinated debentures of the Holding Company.

8. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Trust and FPFC, which file separate Federal, New York State and New York City income tax returns as a trust and real estate investment trust, respectively. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income”, “alternative entire net income”, “taxable assets” or a minimum tax. For the year ended December 31, 2004, the Company’s state and city tax was based on “entire net income”. For each of the years ended December 31, 2003 and 2002, the Company’s state and city tax was based on “alternative entire net income”.

Income tax provisions (benefits) are summarized as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)

Federal:
Current	$12,197	$9,679	$9,174

Deferred	(743)	820	(927)

Total federal tax provision	11,454	10,499	8,247

State and Local:

Current	2,877	2,020	1,652

Deferred	65	1,025	68

Total state and local provision	2,942	3,045	1,720

Total income tax provision	$14,396	$13,544	$9,967

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.9%, 38.5% and 38.0% for the years ended December 31, 2004, 2003 and 2002, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2004		2003		2002

	(Dollars in thousands)
Taxes at federal statutory rate	$ 12,966	35.0%	$ 12,328	35.0%	$ 9,181	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income
tax benefit	1,912	5.2	1,979	5.6	1,118	4.3
Other	(482)	(1.3)	(763)	(2.1)	(332)	(1.3)

Taxes at effective rate	$ 14,396	38.9%	$ 13,544	38.5%	$ 9,967	38.0%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)
Income from operations	$14,396	$13,544	$9,967

Equity:
Change in fair value of securities available for sale	(1,190)	(3,314)	2,385
Adjustment required to recognize minimum pension liability	9	(22)	(221)
Compensation expense for tax purposes in excess of that
recognized for financial reporting purposes	(3,144)	(3,331)	(1,366)

Total income taxes	$10,071	$6,877	$10,765

The components of the net deferred tax asset are as follows at December 31:

	2004	2003

	(In thousands)
Deferred tax asset:
Postretirement benefits	$2,808	$2,143
Impairment write-down	39	—
Unrealized losses on securities available for sale	549	—
Minimum pension liability	234	243
Other	532	270

Deferred tax asset	4,162	2,656

Deferred tax liabilities:
Unrealized gains on securities available for sale	—	641
Allowance for loan losses	277	95
Depreciation	128	22
Other	4	4

Deferred tax liability	409	762

Net deferred tax asset included in other assets	$3,753	$1,894

The Company has recorded a net deferred tax asset of $3,753,000. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2004 and 2003.

9. Benefit Plans

Defined Contribution Plans:

The Company maintains a profit sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all employees. Annual contributions are at the discretion of the Company’s Board of Directors, but not to exceed the maximum amount allowable under the Internal Revenue Code. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. Contributions to the profit sharing plan are determined at the end of each year. Contributions by the Bank into the 401(k) plan vest 20% per year over a five-year period beginning after the employee has completed one year of service. Contributions into the profit sharing plan vest 20% per year over the employee’s first five years of service. Compensation expense recorded by the Company for these plans amounted to $805,000, $738,000 and $679,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least vice president. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. The Bank also provides an additional non-contributory deferred compensation plan for its president in the amount of 10% of his salary. Compensation expense recorded by the Company for these plans amounted to $201,000, $189,000 and $172,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2004, the loan had an outstanding balance of $4,336,000, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2004, 2003 and 2002, the Company funded $707,000, $649,000 and $597,000, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2004	2003

Shares owned by Employee Benefit Trust, beginning balance	1,779,057	1,816,344
Shares released and allocated	(35,779)	(37,287)

Shares owned by Employee Benefit Trust, ending balance	1,743,278	1,779,057

Market value of unallocated shares	$34,970,157	$32,521,162

Restricted Stock Plan:

The 1996 Restricted Stock Incentive Plan (“Restricted Stock Plan”) became effective on May 21, 1996 after adoption by the Board of Directors and approval by stockholders. The Restricted Stock Plan provides for the grant of shares of restricted stock and restricted stock units which are settled in shares of common stock. The aggregate number of shares of common stock which may be issued under the Restricted Stock Plan, as amended, may not exceed 1,225,687 shares to employees, and 394,312 shares to outside directors, for a total of 1,619,999 shares. Lapsed, forfeited or canceled awards and shares withheld from an award to satisfy tax withholding obligations will not count against these limits, and will be available for subsequent grants. The shares distributed under the Restricted Stock Plan may be shares held in treasury or authorized but unissued shares. The following table summarizes certain activity for the Restricted Stock Plan, after giving effect to the three-for-two common stock split distributed in the form of a stock dividend on December 15, 2003, for the years ended December 31:

	2004	2003	2002

Shares available for future Restricted Stock Plan awards at
beginning of year	373,125	417,768	497,777
Restricted Stock Plan awards	(91,657)	(81,783)	(103,608)
Shares repurchased to satisfy tax withholding obligations	25,222	30,855	20,329
Forfeitures	3,125	6,285	3,270

Shares available for future Restricted Stock Plan awards at end of year	309,815	373,125	417,768

The Board of Directors has discretion to determine the vesting period of all grants to employees. All grants that have been awarded to employees vest 20% per year over a five-year period. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control. Compensation expense for the Restricted Stock Plan is measured based on the Company’s common stock price on the grant date, and is recognized over the service period, which is generally the vesting period. Total restricted stock award expense in 2004, 2003 and 2002 was $2,045,000, $976,000 and $751,000, respectively. Included in restricted stock award expense in 2004 is $833,000 recorded in the first quarter that was an adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards to reflect that certain participants under the Restricted Stock Plan had reached, or were close to reaching, retirement eligibility, at which time awards fully vest. The second quarter of 2004 included an expense of $382,000 for restricted stock unit awards to participants who at the time of grant had no risk of forfeiture.

Stock Option Plan:

The 1996 Stock Option Incentive Plan (“Stock Option Plan”) became effective on May 21, 1996 after adoption by the Board of Directors and approval by stockholders. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code, non-statutory stock options, and limited stock appreciation rights granted in tandem with such options. The aggregate number of shares of common stock which may be issued under the Stock Option Plan, as amended, with respect to options granted to employees may not exceed 3,623,905 shares, and with respect to options granted to outside directors may not exceed 1,672,030 shares, for a total of 5,295,935 shares. Lapsed, forfeited or canceled options will not count against these limits and will be available for subsequent grants. However, the cancellation of an option upon exercise of a related stock appreciation right will count against these limits. Options with respect to more than 253,125 shares of common stock may not be granted to any employee in any calendar year. The shares distributed under the Stock Option Plan may be shares held in treasury or authorized but unissued shares. The Board of Directors has discretion to determine the vesting period of all grants to employees. Initial grants to outside directors vest 20% per year over a five-year period, while subsequent annual grants to outside directors vest one-third per year over a three-year period. All grants have full vesting in the event of death, disability, retirement or a change in control.

The following table summarizes certain information regarding the Stock Option Plan after giving effect to the three-for-two common stock split distributed in the form of a stock dividend on December 15, 2003.

	Shares Underlying Options	Weighted Average Exercise Price

Balance outstanding December 31, 2001	2,891,989	$6.08
Granted	412,500	$12.46
Exercised	(389,500)	$4.88
Forfeited	(7,290)	$8.82

Balance outstanding December 31, 2002	2,907,699	$7.14
Granted	268,050	$13.55
Exercised	(853,685)	$5.22
Forfeited	(27,795)	$9.00

Balance outstanding December 31, 2003	2,294,269	$8.58
Granted	237,450	$17.75
Exercised	(560,763)	$6.12
Forfeited	(5,705)	$13.49

Balance Outstanding December 31, 2004	1,965,251	$10.38

Shares available for future stock option awards at December 31, 2004	858,620

The following table summarizes information about the Stock Option Plan at December 31, 2004:

	Options Outstanding		Options Exercisable

Exercise Prices	Number Outstanding At 12/31/04	Weighted Average Remaining Contractual Life	Number Exercisable At 12/31/04	Weighted Average Exercise Price

$ 4.81	308,496	1.4 years	308,496	$4.81
$ 5.00 - $10.00	480,010	4.4 years	418,765	$6.60
$10.01 - $15.00	939,945	7.5 years	490,005	$11.87
$15.01 - $20.00	236,800	9.6 years	82,250	$16.93

$4.81 - $20.00	1,965,251	6.0 years	1,299,516	$8.82

There were 1,391,494 options exercisable at a weighted average exercise price of $6.66 at December 31, 2003, and 1,922,938 options exercisable at a weighted average exercise price of $5.45 at December 31, 2002.

10. Pension and Other Postretirement Benefit Plans

Employee Pension Plan:

The Bank has a funded noncontributory defined benefit pension plan covering substantially all of its employees (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. Contributions are intended to provide not only for the benefits attributed to service to date but also for those expected to be earned in the future. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company uses a September 30 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2004	2003

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,843	$11,329
Service cost	621	554
Interest cost	788	754
Actuarial loss	275	681
Benefits paid	(521)	(475)

Projected benefit obligation at end of year	14,006	12,843

Change in plan assets:
Market value of assets at beginning of year	11,612	10,112
Actual return on plan assets	1,089	1,195
Employer contributions	859	780
Benefits paid	(521)	(475)

Market value of plan assets at end of year	13,039	11,612

Funded status	(967)	(1,231)
Unrecognized net loss from past experience different from that assumed and
effects of changes in assumptions	4,464	4,193
Prior service cost not yet recognized in periodic pension cost	—	(13)

Prepaid pension cost included in other assets	$3,497	$2,949

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2004	2003

Weighted average discount rate	6.13%	6.25%
Rate of increase in future compensation levels	3.25%	3.50%
Expected long-term rate of return on assets	8.50%	8.50%

The amounts shown above as prepaid pension cost are the only amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2004 and 2003. The accumulated benefit obligation for the Retirement Plan was $12,398,000 and $11,175,000 at December 31, 2004 and 2003, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)
Service cost	$621	$554	$452
Interest cost	788	754	695
Amortization of past service liability	(13)	(24)	(24)
Amortization of unrecognized loss	81	18	—
Expected return on plan assets	(1,166)	(1,087)	(947)

Net pension expense	$311	$215	$176

Assumptions used to develop periodic pension benefit expense for the Retirement Plan for the years ended December 31 were:

	2004	2003	2002

Weighted average discount rate	6.25%	6.50%	7.25%
Rate of increase in future compensation levels	3.50%	4.00%	4.50%
Expected long-term rate of return on assets	9.00%	8.50%	9.00%

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and
78

2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Retirement Plan’s target allocation, the expected rate of return is determined to be 8-10%, which is roughly the midpoint of the range of expected return.

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2004	2003

Equity securities	69%	67%
Debt securities	31%	33%

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

The Bank expects to contribute $0.9 million to its Retirement Plan in 2005.

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the year ending December 31:	Future Benefit Payments

(In thousands)
2005	$634
2006	632
2007	654
2008	737
2009	803
2010 - 2014	4,869

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

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2004	2003

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,575	$2,518
Service cost	74	40
Interest cost	50	20
Actuarial (gain)loss	(2)	73
Benefits paid	(99)	(76)
Plan amendments	453	—

Projected benefit obligation at end of year	3,051	2,575

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	99	76
Benefits paid	(99)	(76)

Market value of plan assets at end of year	—	—

Funded status	(3,051)	(2,575)
Unrecognized net loss from past experience different from that assumed and
effects of changes in assumptions	536	544
Prior service cost not yet recognized in periodic pension cost	857	544
Adjustment required to recognize minimum liability	(1,360)	(1,063)

Accrued pension cost included in other liabilities	$(3,018)	$(2,550)

The accumulated benefit obligation for the Directors’ Plan was $3,051,000 and $2,575,000 at December 31, 2004 and 2003, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2004	2003	2002

	(In thousands)
Service cost	$74	$40	$38
Interest cost	50	20	32
Amortization of unrecognized loss	15	14	14
Amortization of past service liability	141	119	119

Net pension expense	$280	$193	$203

Assumptions used to determine benefit obligations and periodic pension benefit expense for the Directors’ Plan for the years ended December 31 were:

	2004	2003	2002

Weighted average discount rate for the benefit obligation	6.13%	6.25%	6.50%
Weighted average discount rate for periodic pension benefit expense	6.25%	6.50%	7.25%
Rate of increase in future compensation levels	0.00%	0.00%	0.00%

The increase (decrease) included in other comprehensive income for the change in the minimum liability for the Directors’ Plan was ($7,000), $22,000 and $254,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank expects to make payments of $147,000 under its Directors’ Plan in 2005.

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the year ending December 31:

Future Benefit Payments

(In thousands)
2005	$147
2006	145
2007	153
2008	189
2009	226
2010 - 2014	1,180

Amounts recognized for the Directors’ Plan in the Consolidated Statements of Financial Position consist of:

	2004	2003

	(In thousands)
Accrued benefit	$(3,018)	$(2,550)
Intangible asset	857	544
Accumulated other comprehensive income	269	276

Net amount recognized	$(1,892)	$(1,730)

Other Postretirement Benefit Plans:

The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service, and their spouses. One plan provides medical benefits through a 50% cost sharing arrangement. Spouses of employees who retire after December 31, 1999 are required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2004, the Company has not funded these plans. The Company uses a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2004	2003

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,574	$3,423
Service cost	162	152
Interest cost	235	218
Actuarial (gain) loss	317	(37)
Benefits paid	(94)	(182)

Projected benefit obligation at end of year	4,194	3,574

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	94	182
Benefits paid	(94)	(182)

Market value of plan assets at end of year	—	—

Funded status	(4,194)	(3,574)
Unrecognized net loss from past experience different from that assumed and
effects of changes in assumptions	1,256	1,008
Prior service cost not yet recognized in periodic pension cost	(135)	(266)

Accrued postretirement cost included in other liabilities	$(3,073)	$(2,832)

The amounts shown above as accrued postretirement cost are the only amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2004 and 2003. The accumulated benefit obligation for the Postretirement Plans was $4,194,000 and $3,574,000 at December 31, 2004 and 2003, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2004	2003	2002

Rate of return on plan assets	NA	NA	NA
Discount rate	6.13%	6.25%	6.50%
Rate of increase in health care costs
Initial	10.00%	10.00%	9.00%
Ultimate (year 2011)	4.25%	3.75%	4.50%
Annual rate of salary increases for life insurance	3.25%	3.25%	4.00%

The resulting net periodic postretirement benefit expense consisted of the following components for the years ended December 31:

	2004	2003	2002

	(In thousands
Service cost	$162	$152	$98
Interest cost	235	218	153
Amortization of unrecognized loss	69	61	—
Amortization of past service liability	(131)	(131)	(130)

Net postretirement benefit expense	$335	$300	$121

Assumptions used to develop periodic postretirement benefit expense for the Postretirement Plans for the years ended December 31 were:

	2004	2003	2002

Rate of return on plan assets	NA	NA	NA
Discount rate	6.25%	6.50%	7.25%
Rate of increase in health care costs
Initial	10.00%	9.00%	9.00%
Ultimate (year 2011)	3.75%	4.50%	4.50%
Annual rate of salary increases for life insurance	3.25%	4.00%	4.50%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease

	(In thousands)
Effect on postretirement benefit obligation	$412	$(333)
Effect on total service and interest cost	43	(37)

The Company expects to pay benefits of $157,000 under its Postretirement Plans in 2005.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid:

For the year ending December 31:	Future Benefit Payments

(In thousands)
2005	$157
2006	168
2007	180
2008	194
2009	203
2010 - 2014	1,136
82

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a Federal subsidy to employers whose plans provide an “actuarial equivalent” prescription drug benefit. Since the Company does not currently provide a prescription drug benefit for retirees, the Medicare Act has not had an effect on the consolidated financial statements.

11. Stockholders’ Equity

Dividend Restrictions:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2004, the Bank’s liquidation account was $4.7 million and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2004, the Bank had $45.8 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company repurchased 520,600 shares in 2004 and 505,050 shares in 2003, of its outstanding common stock on the open market under its stock repurchase programs. In the third quarter of 2004, the Company announced the approval of a new stock repurchase program, which authorized the purchase of an additional 1,000,000 shares. At December 31, 2004, 919,350 shares remain to be repurchased under this plan. During 2003, 1,011,660 shares of Treasury Stock were used to pay the stock dividend discussed in the paragraph above. At December 31, 2003, as a result of using Treasury Stock to pay the stock dividend, there were no shares held as Treasury Stock.

12. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2004, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2004		December 31, 2003

	Amount	Percent of Assets	Amount	Percent of Assets

	(Dollars in thousands)
Tangible capital:
Capital level	$161,176	7.89%	$151,509	8.00%
Requirement	30,659	1.50	28,423	1.50
Excess	130,517	6.39	123,086	6.50
Leverage and Core (Tier I) capital:
Capital level	$161,176	7.89%	$151,509	8.00%
Requirement	61,318	3.00	56,846	3.00
Excess	99,858	4.89	94,663	5.00
Total risk-based capital:
Capital level	$167,710	14.01%	$158,062	15.12%
Requirement	95,788	8.00	83,655	8.00
Excess	71,922	6.01	74,407	7.12

13. Commitments and Contingencies

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

Commitments to extend credit (principally real estate mortgages) and lines of credit (principally construction loan and home equity loan lines of credit) amounted to approximately $57,231,000 and $30,378,000, respectively, at December 31, 2004. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

As of December 31, 2004, commitments to extend credit for fixed-rate real estate mortgages amounted to $7.0 million, with an average interest rate of 7.07%.

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

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental

(In thousands)
Years ended December 31:
2005	$1,466
2006	1,492
2007	869
2008	897
2009	917
Thereafter	3,544

Total minimum payments required	$9,185

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2004, 2003 and 2002 was approximately $1,300,000, $1,000,000 and $936,000, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsels, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

14. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family and multi-family residential commercial real estate.

15. Disclosures About Fair Value of Financial Instruments

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

The estimated fair value of each material class of financial instruments at December 31, 2004 and 2003 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, FHLB-NY stock, bank owned life insurance, interest and dividends receivable, mortgagors’ escrow deposits and other liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities available for sale:

The estimated fair values of securities available for sale are contained in Note 5 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued.

Loans:

The estimated fair value of loans, with carrying amounts of $1,516,507,000 and $1,269,521,000 at December 31, 2004 and 2003, respectively, was $1,548,745,000 and $1,309,727,000 at December 31, 2004 and 2003, respectively.

Fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $1,276,324,000 and $1,158,575,000 at December 31, 2004 and 2003, respectively, was $1,235,418,000 and $1,128,123,000 at December 31, 2004 and 2003, respectively.

The fair values of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $584,736,000 and $578,142,000 at December 31, 2004 and 2003, respectively, was $593,266,000 and $595,301,000 at December 31, 2004 and 2003, respectively.

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

At December 31, 2004 and 2003, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

16. Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment”. This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company. While management is unable to determine the actual effect the adoption of this statement will have on its diluted earnings per share, management estimates, based on the Company granting awards at the same level as prior years, that the effect on annual diluted earnings per share will be in the range of $0.04 to $0.06 per diluted share.

                 On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans to be initially recorded at fair value, and prohibits carrying over or creating a valuation allowance in the initial accounting. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 in the first quarter of 2005 did not have a material effect on the Company’s results of operations or financial condition.

                 On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Company’s results of operations or financial condition.

                 In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which established guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity (“VIE”). A VIE exists either when the entity does not have sufficient equity at risk or lacks any one of three characteristics normally associated with a controlling financial interest. If an entity is considered a VIE, judgment and quantitative analysis typically is required to assess whether the company should consolidate the entity as the primary beneficiary. The company is considered the primary beneficiary when it has a variable interest that will absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both. In December 2003, the FASB issued a revision to FIN 46, FIN 46R, to address various technical corrections and implementation issues that have arisen since its issuance. The provisions of FIN 46R were effective for the first quarter of 2004.

                 The Holding Company owns the Trust, a special purpose business trust formed to issue capital securities, which is subject to FIN 46 and FIN 46R. Prior to 2004, the Trust was consolidated. Since the Company does not have sufficient equity at risk, as defined in FIN 46R, the Trust was deconsolidated, effective with the first quarter of 2004. Deconsolidation of the Trust did not have a material impact on the Company’s financial statements.

17. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2004 and 2003 is presented below:

	2004				2003

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$30,036	$30,022	$29,561	$29,105	$29,077	$28,125	$27,693	$27,444
Interest expense	13,689	13,150	12,700	12,694	12,746	12,927	13,296	13,207

Net interest income	16,347	16,872	16,861	16,411	16,331	15,198	14,397	14,237
Provision for loan losses	—	—	—	—	—	—	—	—
Other operating income	1,324	1,528	1,615	1,476	1,370	1,662	1,648	1,605
Other operating expense	9,449	8,142	8,509	9,289	8,165	7,922	7,890	7,249

Income before income
tax expense	8,222	10,258	9,967	8,598	9,536	8,938	8,155	8,593
Income tax expense	3,155	4,001	3,887	3,353	3,719	3,421	3,111	3,293

Net income	$5,067	$6,257	$6,080	$5,245	$5,817	$5,517	$5,044	$5,300

Basic earnings per share	$0.29	$0.36	$0.35	$0.30	$0.34	$0.32	$0.30	$0.32
Diluted earnings per share	$0.28	$0.35	$0.34	$0.29	$0.32	$0.31	$0.28	$0.30
Dividends per share	$0.09	$0.09	$0.09	$0.08	$0.073	$0.073	$0.067	$0.067

Average common shares outstanding for:
Basic earnings per share	17,444	17,458	17,439	17,377	17,137	17,104	17,055	16,792
Diluted earnings per share	18,069	18,051	18,093	18,163	17,948	17,815	17,773	17,500
87

18. Parent Company Only Financial Information

Earnings of the Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company’s investment, any dividends would reduce the Holding Company’s investment in the Bank, and any changes in the Bank’s unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company’s investment in the Bank. The condensed financial statements for the Holding Company at and for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003

	(In thousands)
Condensed Statements of Financial Condition
Assets:
Cash and due from banks	$9,203	$2,690
Securities available for sale:
Mortgage-backed securities	—	—
Other securities	6,388	6,782
Interest receivable	19	10
Investment in subsidiaries	163,954	156,186
Other assets	2,382	2,590

Total assets	$181,946	$168,258

Liabilities:
Borrowings	$20,619	$20,619
Other liabilities	674	877

Total Liabilities	21,293	21,496

Stockholders’ equity:
Common stock	195	193
Additional paid-in capital	37,187	32,783
Treasury stock	(3,893)	—
Unearned compensation	(5,117)	(7,373)
Retained earnings	133,290	120,683
Accumulated other comprehensive income, net of taxes	(1,009)	476

Total equity	160,653	146,762

Total liabilities and equity	$181,946	$168,258

	2004	2003	2002

	(In thousands)
Condensed Statements of Income
Dividends from the Bank	$17,000	—	—
Interest income	283	$203	$333
Interest expense	(1,095)	(1,014)	(540)
Gain (loss) on sale of securities	229	(28)	—
Other operating income	6	—	—
Other operating expenses	(983)	(806)	(722)

Income (loss) before taxes and equity in undistributed earnings of
subsidiary	15,440	(1,645)	(929)
Income tax benefit	690	780	457

Income (loss) before equity in undistributed earnings of subsidiary	16,130	(865)	(472)
Equity in undistributed earnings of the Bank	6,519	22,543	16,735

Net income	$22,649	$21,678	$16,263

88

	2004	2003	2002

	(In thousands)
Condensed Statements of Cash Flow
Operating activities:
Net income	$22,649	$21,678	$16,263
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed earnings of the Bank	(6,519)	(22,543)	(16,735)
Net decrease in operating assets and liabilities	(168)	(763)	(898)
Amortization of unearned premium, net of accretion of unearned
discount	3	2	1
Securities impairment adjustment	89	—	—
Net gain on sale of investment securities	(318)	—	—
Unearned compensation, net	2,587	2,008	1,615

Net cash provided by operating activities	18,323	382	246

Investing activities:
Purchases of securities available for sale	(124)	(70)	(112)
Proceeds from sales and calls of securities available for sale	931	130	30
Investment in subsidiary	—	—	(619)

Net cash provided (used) by investing activities	807	60	(701)

Financing activities:
Purchase of treasury stock	(9,773)	(7,333)	(21,456)
Cash dividends paid	(6,127)	(4,852)	(4,238)
Stock options exercised	3,283	4,457	1,903
Proceeds from long term borrowing	—	—	20,619

Net cash used in financings activities	(12,617)	(7,728)	(3,172)

Net increase (decrease) in cash and cash equivalents	6,513	(7,286)	(3,627)
Cash and cash equivalents, beginning of year	2,690	9,976	13,603

Cash and cash equivalents, end of year	$9,203	$2,690	$9,976

89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flushing Financial Corporation:

We have completed an integrated audit of Flushing Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Flushing Financial Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of Flushing Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the Office of Thrift Supervision Instructions for Thrift Financial Reports to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being

90

made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/PRICEWATERHOUSECOOPERS LLP

New York, New York
March 7, 2005

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

Item 9A.     Controls and Procedures.

                 Disclosure Controls and Procedures

                 The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                 Management’s Report on Internal Control over Financial Reporting

                 Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the Office of Thrift Supervision Instructions for Thrift Financial Reports to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

91

                 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                 Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on those criteria issued by COSO.

                 The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report which appears on page 90.

Dated March 7, 2005

Michael J. Hegarty	David W. Fry
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Item 9B. Other Information. None.
92

PART III

Item 10.     Directors and Executive Officers of the Registrant.

                 Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2005 (“Proxy Statement”) under the captions “Board Nominees”, “Continuing Directors”, “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

                 The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2004:

	( a ) Number of securities to be issued upon exercise of outstanding options, warrants and rights	( b ) Weighted-average exercise price of outstanding options, warrants and rights	( c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved
by security holders	1,965,251	$10.38	1,168,435	(1)

Equity compensation plans not
approved by security holders	—	—	—

Total	1,965,251	$10.38	1,168,435	(1)

(1) Consists of 858,620 shares available for grant of stock options and 309,815 shares available for grant of restricted stock.
93

Item 13.     Certain Relationships and Related Transactions.

                 Information regarding certain relationships and related transactions appears in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” and is incorporated herein by this reference.

Item 14.     Principal Accounting Fees and Services.

                 Information regarding fees paid to the Company’s independent registered public accounting firm appears in the Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm” and is hereby incorporated by this reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules .

(a)   1.     Financial Statements

                 The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2004 and 2003

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004

•	Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2004

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

        2.     Financial Statement Schedules

                 Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

        3.     Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement dated as of September 17, 1996 between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6) (12)

4.3	Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Corporation (incorporated by reference to Exhibit A to Exhibit 4.5) (12)
94

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6	Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7	Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.1*	Annual Incentive Plan for Selected Officers (1)

10.2*	Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.3*	Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.4*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.5*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.6*	Employment Agreement between Flushing Financial Corporation and John R. Buran (9)

10.7*	Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (9)

10.8*	Form of Special Termination Agreement as amended (8)

10.9*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.10(a)*	Amended and Restated Outside Director Retirement Plan (13)

10.10(b)*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.11*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (11)

10.12(a)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with John J. McCabe on June 17, 2003, with John R. Buran on March 1, 2004, and with each of Steven J. D’Iorio and Donna M. O’Brien on December 21, 2004.) (2)

10.12(b)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (2)

10.13*	Employee Benefit Trust Agreement (1)

10.13(a)*	Amendment to the Employee Benefit Trust Agreement (4)

10.14*	Loan Document for Employee Benefit Trust (1)

10.15*	Guarantee by Flushing Financial Corporation (1)

10.16*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.16(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.16(b)*	Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.16(c)*	Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.16(d)*	Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.16(e)*	Amendment No. 5 to Gerard P. Tully, Sr. Consulting Agreement (14)

10.17*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended effective April 20, 2004) (15)

10.18*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend) (13)

10.19*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C.Passick (15)

10.20*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Michael J. Hegarty dated December 23, 2004. (16)

10.21*	Description of Outside Director Fee Arrangements

10.22*	Form of Outside Director Restricted Stock Award Letter

10.23*	Form of Outside Director Restricted Stock Unit Award Letter

10.24*	Form of Outside Director Stock Option Grant Letter
95

10.25*	Form of Employee Restricted Stock Award Letter

10.26*	Form of Employee Restricted Stock Unit Award Letter

10.27*	Form of Employee Stock Option Grant Letter

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual report.

*Indicates compensatory plan or arrangemnt.

———————
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33 96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(13)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed November 26, 2004.

(15)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Exhibit filed with Form 8-K filed December 28, 2004.
96

SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 10, 2005.

FLUSHING FINANCIAL CORPORATION

By	/S/MICHAEL J. HEGARTY
—————————————————
Michael J. Hegarty President and CEO

POWER OF ATTORNEY

                 We, the undersigned directors and officers of Flushing Financial Corporation (the “Company”) hereby severally constitute and appoint Michael J. Hegarty, John R. Buran and David W. Fry as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said Michael J. Hegarty or John R. Buran or David W. Fry may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said Michael J. Hegarty or John R. Buran or David W. Fry shall do or cause to be done by virtue thereof.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/MICHAEL J. HEGARTY	Director, President (Principal Executive Officer)	March 10, 2005
————————————
Michael J. Hegarty

/S/GERARD P. TULLY, SR.	Director, Chairman	March 10, 2005
————————————
Gerard P. Tully, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 10, 2005
————————————
David W Fry

/S/JAMES D. BENNETT	Director	March 10, 2005
————————————
James D. Bennett

/S/JOHN R. BURAN	Director, Executive Vice President and Chief Operating Officer	March 10, 2005
————————————
John R. Buran
97

/S/STEVEN J. D’IORIO	Director	March 10, 2005
————————————————
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 10, 2005
————————————————
Louis C. Grassi

/S/JOHN J. MCCABE	Director	March 10, 2005
————————————————
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 10, 2005
————————————————
Vincent F. Nicolosi

/S/DONNA M. O’BRIEN	Director	March 10, 2005
————————————————
Donna M. O’Brien

/S/FRANKLIN F. REGAN, JR.	Director	March 10, 2005
————————————————
Franklin F. Regan, Jr.

/S/JOHN E. ROE, SR.	Director	March 10, 2005
————————————————
John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 10, 2005
————————————————
Michael J. Russo
98

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement dated as of September 17, 1996 between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6) (12)

4.3	Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Corporation (incorporated by reference to Exhibit A to Exhibit 4.5) (12)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6	Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7	Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.1*	Annual Incentive Plan for Selected Officers (1)

10.2*	Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.3*	Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.4*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.5*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.6*	Employment Agreement between Flushing Financial Corporation and John R. Buran (9)

10.7*	Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (9)

10.8*	Form of Special Termination Agreement as amended (8)

10.9*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.10(a)*	Amended and Restated Outside Director Retirement Plan (13)

10.10(b)*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.11*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (11)

10.12(a)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with John J. McCabe on June 17, 2003, with John R. Buran on March 1, 2004, and with each of Steven J. D’Iorio and Donna M. O’Brien on December 21, 2004.) (2)

10.12(b)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (2)

10.13*	Employee Benefit Trust Agreement (1)

10.13(a)*	Amendment to the Employee Benefit Trust Agreement (4)

10.14*	Loan Document for Employee Benefit Trust (1)

10.15*	Guarantee by Flushing Financial Corporation (1)
99

10.16*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.16(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.16(b)*	Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.16(c)*	Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.16(d)*	Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.16(e)*	Amendment No. 5 to Gerard P. Tully, Sr. Consulting Agreement (14)

10.17*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended effective April 20, 2004) (15)

10.18*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend) (13)

10.19*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C.Passick (15)

10.20*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Michael J. Hegarty dated December 23, 2004. (16)

10.21*	Description of Outside Director Fee Arrangements

10.22*	Form of Outside Director Restricted Stock Award Letter

10.23*	Form of Outside Director Restricted Stock Unit Award Letter

10.24*	Form of Outside Director Stock Option Grant Letter

10.25*	Form of Employee Restricted Stock Award Letter

10.26*	Form of Employee Restricted Stock Unit Award Letter

10.27*	Form of Employee Stock Option Grant Letter

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, which is to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual report.

*Indicates compensatory plan or arrangement.

———————
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33 96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(13)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed November 26, 2004.

(15)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Exhibit filed with Form 8-K filed December 28, 2004.
100