Form 10-Q
period 2005-03-31
FLUSHING FINANCIAL CORP
filed 2005-05-05
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2005 was 19,222,465.

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Statements of Financial Condition..............................................................	1
Consolidated Statements of Income and Comprehensive Income ..................................	2
Consolidated Statements of Cash Flows ..........................................................................	3
Consolidated Statements of Changes in Stockholders’ Equity ........................................	4
Notes to Consolidated Statements ...................................................................................	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .......................................................................................	8
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................	18
ITEM 4. Controls and Procedures.....................................................................................	18
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings...............................................................................................	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..........................	18
ITEM 3. Defaults Upon Senior Securities..........................................................................	18
ITEM 4. Submission of Matters to a Vote of Security Holders.......................................	19
ITEM 5. Other Information...............................................................................................	19
ITEM 6. Exhibits................................................................................................................	19
SIGNATURES......................................................................................................................	20

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$13,460	$14,661
Securities available for sale:
Mortgage-backed securities	368,718	395,629
Other securities	39,378	40,116
Loans:
Multi-family residential	696,150	646,922
Commercial real estate	351,838	334,048
One-to-four family – mixed-use property	361,443	332,805
One-to-four family – residential	147,883	151,737
Co-operative apartments	2,695	3,132
Construction	35,748	31,460
Small Business Administration	5,985	5,633
Commercial business and other	14,081	12,505
Net unamortized premiums and unearned loan fees	5,601	4,798
Allowance for loan losses	(6,533)	(6,533)
Net loans	1,614,891	1,516,507
Interest and dividends receivable	9,271	8,868
Bank premises and equipment, net	7,623	7,558
Federal Home Loan Bank of New York stock	25,461	22,261
Bank owned life insurance	25,678	25,399
Goodwill	3,905	3,905
Other assets	27,156	23,140
Total assets	$2,135,541	$2,058,044

LIABILITIES
Due to depositors:
Non-interest bearing	$52,006	$49,540
Interest-bearing:
Certificate of deposit accounts	710,997	703,314
Passbook savings accounts	215,457	216,772
Money market accounts	252,612	258,235
NOW accounts	45,191	48,463
Total interest-bearing deposits	1,224,257	1,226,784
Mortgagors' escrow deposits	27,626	16,473
Borrowed funds	648,730	584,736
Other liabilities	22,186	19,858
Total liabilities	1,974,805	1,897,391

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,456,696 shares issued at March 31, 2005 and December 31, 2004; 19,204,465 shares and 19,232,248 shares outstanding at March 31, 2005 and
December 31, 2004, respectively)	195	195
Additional paid-in capital	37,707	37,187
Treasury stock (252,231 shares and 224,448 shares at March 31, 2005
and December 31, 2004, respectively)	(4,440)	(3,893)
Unearned compensation	(4,875)	(5,117)
Retained earnings	136,518	133,290
Accumulated other comprehensive loss, net of taxes	(4,369)	(1,009)
Total stockholders' equity	160,736	160,653

Total liabilities and stockholders' equity	$2,135,541	$2,058,044

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months
	ended March 31,
(In thousands, except share data)	2005	2004

Interest and dividend income
Interest and fees on loans	$26,265	$23,555
Interest and dividends on securities:
Interest	4,362	5,423
Dividends	81	87
Other interest income	8	40
Total interest and dividend income	30,716	29,105

Interest expense
Deposits	7,683	7,008
Other interest expense	6,160	5,686
Total interest expense	13,843	12,694

Net interest income	16,873	16,411
Provision for loan losses	-	-
Net interest income after provision for loan losses	16,873	16,411

Non-interest income
Loan fee income	530	457
Banking services fee income	383	441
Net gain on loans held for sale	-	92
Net gain on sale of loans	19	-
Federal Home Loan Bank stock dividends	164	93
Bank owned life insurance	279	289
Other income	140	104
Total non-interest income	1,515	1,476

Non-interest expense
Salaries and employee benefits	4,278	5,148
Occupancy and equipment	963	861
Professional services	940	790
Data processing	535	529
Depreciation and amortization	403	357
Other operating expenses	1,484	1,604
Total non-interest expense	8,603	9,289

Income before income taxes	9,785	8,598

Provision for income taxes
Federal	2,994	2,692
State and local	822	661
Total taxes	3,816	3,353

Net income	$5,969	$5,245

Other comprehensive income, net of tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	$(3,360)	$2,620
Net unrealized holding (losses) gains	(3,360)	2,620
Comprehensive net income	$2,609	$7,865

Basic earnings per share	$0.34	$0.30
Diluted earnings per share	$0.33	$0.29
Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	ended March 31,
(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income	$5,969	$5,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	403	357
Net gain on sales of loans	(19)	(92)
Amortization of unearned premium, net of accretion of unearned discount	326	533
Deferred income tax benefit	(25)	(711)
Deferred compensation	(36)	418
Origination of loans held for sale	-	(941)
Proceeds from sale of loans originated for sale	-	1,033
Net increase (decrease) in other assets and liabilities	685	(521)
Unearned compensation	250	1,242
Net cash provided by operating activities	7,553	6,563

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(468)	(113)
Net purchases of Federal Home Loan Bank shares	(3,200)	(250)
Purchases of securities available for sale	(153)	(45,629)
Proceeds from sales and calls of securities available for sale	-	12,586
Proceeds from maturities and prepayments of securities available for sale	21,594	25,961
Proceeds from sale of non-performing loans	751	-
Net originations and repayment of loans	(100,080)	(68,134)
Proceeds from sale of loans	1,030	-
Net cash used by investing activities	(80,526)	(75,579)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	2,466	5,337
Net (decrease) increase in interest-bearing deposits	(2,527)	52,725
Net increase in mortgagors' escrow deposits	11,153	9,528
Proceeds from short-term borrowed funds	4,000	-
Repayment of short-term borrowed funds	(15,000)	(25,000)
Proceeds from long-term borrowed funds	85,000	50,000
Repayment of long-term borrowed funds	(10,006)	(20,006)
Purchases of treasury stock	(2,436)	(1,171)
Proceeds from issuance of common stock upon exercise of stock options	867	771
Cash dividends paid	(1,745)	(1,411)
Net cash provided by financing activities	71,772	70,773

Net (decrease) increase in cash and cash equivalents	(1,201)	1,757
Cash and cash equivalents, beginning of period	14,661	20,300
Cash and cash equivalents, end of period	$13,460	$22,057

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$13,450	$12,628
Income taxes paid	427	328

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended
(In thousands, except share data)	March 31, 2005

Common Stock
Balance, beginning of period	$195
No activity	-
Balance, end of period	$195

Additional Paid-In Capital
Balance, beginning of period	$37,187
Award of shares released from Employee Benefit Trust (1,239 common shares)	18
Forfeiture of restricted stock awards (750 common shares)	(1)
Tax benefit from compensation expense in excess of that recognized
for financial reporting purposes	503
Balance, end of period	$37,707

Treasury Stock
Balance, beginning of period	$(3,893)
Purchases of common shares outstanding (133,000 common shares)	(2,384)
Repurchase of restricted stock awards to satisfy tax obligations
(2,732 common shares)	(52)
Forfeiture of restricted stock awards (750 common shares)	(9)
Issuance upon exercise of stock options (104,199 common shares)	1,820
Shares issued upon vesting of restricted stock unit awards (4,500 common shares)	78
Balance, end of period	$(4,440)

Unearned Compensation
Balance, beginning of period	$(5,117)
Restricted stock award expense	58
Forfeiture of restricted stock awards (750 common shares)	10
Release of shares from Employee Benefit Trust (51,182 common shares)	174
Balance, end of period	$(4,875)

Retained Earnings
Balance, beginning of period	$133,290
Net income	5,969
Cash dividends declared and paid	(1,745)
Stock options exercised (104,199 common shares)	(953)
Shares issued upon vesting of restricted stock unit awards (4,500 common shares)	(43)
Balance, end of period	$136,518

Accumulated Other Comprehensive Income
Balance, beginning of period	$(1,009)
Change in net unrealized loss, net of taxes of approximately $2,494, on
securities available for sale	(3,360)
Balance, end of period	$(4,369)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Bank”). The consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company and the Bank, but reflect principally the Bank’s activities.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.	Earnings Per Share

Basic earnings per share for the three-month periods ended March 31, 2005 and 2004 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share has been computed based on the following:

	For the three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income	$5,969	$5,245
Divided by:
Weighted average common shares outstanding	17,478	17,377
Weighted average common stock equivalents	526	786
Total weighted average common shares and common stock equivalents	18,004	18,163
Basic earnings per share	$0.34	$0.30
Diluted earnings per share	$0.33	$0.29
Dividends per share	$0.10	$0.08
Dividend payout ratio	29.41%	26.67%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2005, options to purchase 35,750 shares, at an average price of $19.94 and unvested restricted stock and restricted stock unit awards for 17,874 shares, at an average price of $19.94, were not included in the computation of diluted earnings per share. There were no common stock equivalents considered antidilutive for the three months ended March 31, 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Stock Compensation Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation expense has been recognized for options granted under the Stock Option Plan. Compensation expense is recognized in the financial statements primarily for restricted stock and restricted stock unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options generally vest over several years and additional option grants may be made each year. As discussed in Note 5 below, the Company will begin recording an expense in the financial statements in the quarter ending March 31, 2006 for stock options granted.

For the three months ended March 31,
(Dollars in thousands, except share data)	2005	2004
Net income, as reported	$5,969	$5,245
Add: Stock-based employee compensation expense included in reported
net income, net of related tax effects	69	656
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(151)	(1,601)
Pro forma net income	$5,887	$4,300
Basic earnings per share:
As reported	$0.34	$0.30
Pro forma	$0.34	$0.25
Diluted earnings per share:
As reported	$0.33	$0.29
Pro forma	$0.33	$0.24

There were no stock option grants in either of the three-month periods ended March 31, 2005 and 2004.

The three months ended March 31, 2004 includes a charge to earnings, on an after-tax basis, of $0.5 million or $0.03 per diluted share, relating to an adjustment of compensation expense for certain of the Company's restricted stock awards to reflect that certain participants under these plans had reached, or were close to reaching, retirement eligibility. This amount is included above in stock-based employee compensation expense.

In addition, the three months ended March 31, 2004 includes, in the deduction for stock-based employee compensation determined under fair value method, a net after-tax charge of $0.8 million, or $0.04 per diluted share, relating to an adjustment of the Company’s stock option grants to reflect that certain participants under the plan had reached, or were close to reaching, retirement eligibility.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment.” This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. On April 12, 2005, the U.S. Securities and Exchange Commission issued a release which changed the implementation date to the beginning of the next fiscal year after June 15, 2005. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company. While management is unable to determine the actual effect the adoption of this statement will have on its diluted earnings per share, management estimates, based on prior year grants, that the effect on annual diluted earnings per share will be in the range of $0.04 to $0.06 per diluted share.

6.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	For the three months ended March 31,
(In thousands)	2005	2004

Employee Pension Plan:
Service cost	$146	$155
Interest cost	211	197
Amortization of unrecognized loss	40	20
Amortization of past service liability	-	(3)
Expected return on plan assets	(309)	(292)
Net employee pension expense	$88	$77
Outside Director Pension Plan:
Service cost	$21	$19
Interest cost	18	12
Amortization of unrecognized loss	3	4
Amortization of past service liability	37	35
Net outside director pension expense	$79	$70
Other Postretirement Benefit Plans:
Service cost	$39	$41
Interest cost	62	55
Amortization of unrecognized loss	16	13
Amortization of past service liability	(9)	(33)
Net other postretirement benefit expense	$108	$76

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute $0.9 million, $0.1 million and $0.2 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2005. As of March 31, 2005, the Company has contributed $37,000 to the Outside Director Plan and $66,000 to the Other Postretirement Benefit Plans. As of March 31, 2005, the Company has not made a contribution to the Employee Pension Plan for the year ending December 31, 2005. As of March 31, 2005, the Company has not revised its expected contributions for the year ending December 31, 2005 for any of these plans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through ten banking offices located in Queens, Brooklyn, Manhattan and Nassau County. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ National Market under the symbol “FFIC”. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities.

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

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company’s interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY (“FHLB-NY”) stock and net gains on sales of securities and loans. The Company’s operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company’s results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. However, the Company has not recorded a provision for possible loan losses since 1999. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND 2004

General. Diluted earnings per share increased $0.04, or 13.8%, to $0.33 for the three months ended March 31, 2005 from $0.29 for the three months ended March 31, 2004. Net income increased $0.7 million, or 13.8%, to $6.0 million for the three months ended March 31, 2005 from $5.2 million for the three months ended March 31, 2004. The return on average assets was 1.15% for the three months ended March 31, 2005 and 1.07% for the three months ended March 31, 2004, while the return on average equity was 14.95% for the three months ended March 31, 2005 and 14.17% for the three months ended March 31, 2004.

The first quarter of 2005 saw an increase in net income of $0.7 million to $6.0 million as compared to $5.2 million in the first quarter of 2004. This is primarily the result of the 2004 adjustment of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits. This adjustment, which was related to prior periods, was a charge to earnings in the first quarter of 2004 of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share.

Interest Income. Total interest and dividend income increased $1.6 million, or 5.5%, to $30.7 million for the three months ended March 31, 2005 from $29.1 million for the three months ended March 31, 2004. This increase was primarily the result of a $119.8 million increase in the average balance of interest-earning assets for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The average balance of mortgage loans, net, increased $237.2 million, while the average balances for mortgage-backed securities and other securities decreased $89.7 million and $19.1 million, respectively, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The average balance of interest-earning deposits and Federal funds sold decreased $17.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The yield on interest-earning assets declined 6 basis points to 6.22% for the three months ended March 31, 2005 from 6.28% for the three months ended March 31, 2004. This decrease is primarily due to the declining interest rate environment experienced during the past three years. However, short term rates began to rise in the third quarter of 2004 and have continued into the first quarter of 2005. We continued our focus on the origination of higher-yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced. The yield on mortgage loans reflects the high refinancing activity that occurred during the previous three years. The Bank’s existing borrowers had been refinancing their higher-costing mortgage loans at lower rates, which has resulted in a decrease on the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. In an effort to increase the yield on its interest earning assets, the Bank has continued its strategy of moving funds from the lower-yielding mortgage-backed securities and other securities portfolio into the higher-yielding mortgage loan portfolio.

Interest Expense. Interest expense increased $1.1 million, or 9.1%, to $13.8 million for the three months ended March 31, 2005 from $12.7 million for the three months ended March 31, 2004, primarily due to an increase of $97.5 million in the average balance of interest-bearing liabilities. This was combined with a 9 basis point increase in the cost of interest-bearing liabilities to 3.00% for the three months ended March 31, 2005 from 2.91% for the three months ended March 31, 2004. The average balance of certificates of deposit increased $108.6 million while the average balance of borrowed funds increased $24.0 million. These increases were partially offset by decreases in the average balance of lower-costing passbook, money market and NOW accounts totaling $41.1 million. The cost of total deposits increased 8 basis points and borrowed funds increased 16 basis points in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in the cost of funds is due to the increasing interest rate environment beginning in the third quarter of 2004, which has continued in the first quarter of 2005, combined with an increase in the average balance of the higher-costing certificate of deposit accounts.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the three months ended March 31, 2005, net interest income increased $0.5 million, or 2.8%, to $16.9 million from $16.4 million for the three months ended March 31, 2004. The increase in net interest income is attributed to the growth in the average balance of interest-earning assets which increased $119.8 million to $1.974 billion, while the net interest spread declined 15 basis points to 3.22% for the quarter ended March 31, 2005, as compared to 3.37% in the same period in 2004. The net interest margin decreased 12 basis points to 3.42% for the three months ended March 31, 2005 from 3.54% for the three months ended March 31, 2004. However the net interest margin increased 7 basis points to 3.42% for the three months ended March 31, 2005 compared to 3.35% for the three months ended December 31, 2004. Excluding prepayment penalty income, the net interest margin would have been 3.24% and 3.34% for the three month periods ended March 31, 2005 and 2004, respectively.

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended March 31, 2005 and 2004. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with no net charge-offs for the three months ended March 31, 2005, and net charge-offs of $6,000 for the three months ended March 31, 2004. There has also been an improvement in local economic conditions and real estate values in recent years. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the three-month periods ended March 31, 2005 and 2004.

Non-Interest Income. Non-interest income remained constant at $1.5 million for each of the three-month periods ended March 31, 2005 and 2004. There was an increase of $0.1 million in dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock, which was offset by the reduction of $0.1 million from the gain on sale of loans for the quarter ended March 31, 2005 from the quarter ended March 31, 2004.

Non-Interest Expense. Non-interest expense was $8.6 million for the three months ended March 31, 2005, a reduction of $0.7 million, or 7.4%, from $9.3 million for the three months ended March 31, 2004. Salaries and employee benefits and other operating expenses decreased $0.9 million and $0.2 million, respectively, as a result of the 2004 adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits. These decreases were offset by an increase in occupancy and equipment of $0.1 million in 2005 primarily due to the relocation of the Bank’s headquarters in the third quarter of 2004 and an increase of $0.2 million in professional fees, of which $0.1 million was related to initial compliance with the Sarbanes-Oxley Act. Management continues to monitor expenditures resulting in efficiency ratios of 46.8% and 51.9% for three-month periods ended March 31, 2005 and 2004, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $1.2 million, or 13.8%, to $9.8 million for the three months ended March 31, 2005, as compared to $8.6 million for the three months ended March 31, 2004, for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $0.5 million to $3.8 million for the three months ended March 31, 2005 compared to $3.4 million for the three months ended March 31, 2004. This increase was due to an increase in income for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The effective tax rate was 39.0% for the three months ended March 31, 2005 and 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2005 were $2.14 billion, a $77.5 million increase from December 31, 2004. Total loans increased $98.4 million during the three months ended March 31, 2005 to $1.61 billion from $1.52 billion at December 31, 2004. At March 31, 2005, loans in process totaled $229.9 million.

Loan originations and purchases were as follows for the three months ended March 31:

(In thousands)	2005	2004
Multi-family residential	$73,923	$46,957
Commercial real estate	24,326	28,287
One-to-four family – mixed-use property	37,665	32,445
One-to-four family – residential	2,122	1,483
Construction	6,985	5,444
Co-operative apartments	-	105
Commercial business and other loans	3,906	2,732
Total	$148,927	$117,453

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.2 million at March 31, 2005 compared to $0.9 million at December 31, 2004 and $0.7 million at March 31, 2004. Total non-performing assets as a percentage of total assets were 0.05% at March 31, 2005 compared to 0.04% at both December 31, 2004 and March 31, 2004. The ratio of allowance for loan losses to total non-performing loans was 568% at March 31, 2005 compared to 717% at December 31, 2004 and 918% at March 31, 2004.

During the quarter ended March 31, 2005, mortgage-backed securities decreased $26.9 million to $368.7 million, while other securities decreased $0.7 million to $39.4 million. As funds became available from principle reductions on the securities portfolio during the first quarter of 2005, they have been reinvested in higher yielding loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities increased $77.4 million to $1.97 billion at March 31, 2005 from $1.90 billion at December 31, 2004. During the three months ended March 31, 2005, due to depositors remained unchanged at $1.28 billion, primarily as a result of the increased competition in our market for deposits. Certificate of deposit accounts increased $7.7 million, while lower-costing deposits decreased $7.7 million. As a result of due to depositors remaining unchanged, borrowed funds increased $64.0 million during the quarter ended March 31, 2005 to partially fund the growth in the loan portfolio. Mortgagors’ escrow deposits increased $11.2 million during the quarter ended March 31, 2005.

Equity. Total stockholders' equity was $160.7 million at March 31, 2005 and December 31, 2004. Net income of $6.0 million for the quarter ended March 31, 2005 was more than offset by $2.4 million in treasury shares purchased through the Company’s stock repurchase program, a net after-tax decrease of $3.4 million on the market value of securities available for sale, and $1.7 million of cash dividends paid. The exercise of stock options increased stockholder’s equity by $1.3 million. Book value per share was $8.37 at March 31, 2005 compared to $8.35 per share at December 31, 2004 and $7.98 per share at March 31, 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Under its current stock repurchase program, the Company repurchased 133,000 shares during the quarter ended March 31, 2005, at a total cost of $2.4 million, or an average of $17.93 per share. At March 31, 2005, 786,350 shares remain to be repurchased under the current stock repurchase program. Through March 31, 2005, the Company had repurchased approximately 47% of the common shares issued in connection with the Company’s initial public offering at a cost of $111.6 million.

Cash flow. During the three months ended March 31, 2005, funds provided by the Company's operating activities amounted to $7.6 million. These funds, together with $71.8 million provided by financing activities and funds available at the beginning of the year, were utilized to fund net investing activities of $80.5 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the three months ended March 31, 2005, the net total of loan originations less loan repayments was $100.1 million. The net borrowings of $64.0 million were used to fund this activity. Funds were also provided by $21.6 million in maturities and prepayments of securities available for sale. Additional funds of $0.9 million were provided through the exercise of stock options. The Company also used funds of $2.4 million for treasury stock repurchases and $1.7 million for dividend payments during the three months ended March 31, 2005.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes In Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2005. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-300 Basis points	-12.77%	-9.27%	9.02%
-200 Basis points	-4.08	-2.12	9.83
-100 Basis points	0.26	1.71	10.37
Base interest rate	0.00	0.00	10.40
+100 Basis points	-3.20	-8.69	9.74
+200 Basis points	-8.36	-19.68	8.81
+300 Basis points	-13.89	-30.85	7.80

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2005, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2005.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$167,930	7.91%
Requirement	31,853	1.50
Excess	136,077	6.41

Leverage and Core Capital:
Capital level	$167,930	7.91%
Requirement	63,706	3.00
Excess	104,224	4.91

Risk-Based Capital:
Capital level	$174,463	13.86%
Requirement	100,723	8.00
Excess	73,740	5.86

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended March 31, 2005 and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2005				2004
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$1,526,045	$25,977	6.81%		$1,288,829	$23,405	7.26%
Other loans, net (1)	19,102	288	6.03		9,774	150	6.14
Total loans, net	1,545,147	26,265	6.80		1,298,603	23,555	7.26
Mortgage-backed securities	387,376	4,092	4.23		477,061	4,972	4.17
Other securities	39,682	351	3.54		58,825	538	3.66
Total securities	427,058	4,443	4.16		535,886	5,510	4.11
Interest-earning deposits and
federal funds sold	1,540	8	2.08		19,442	40	0.82
Total interest-earning assets	1,973,745	30,716	6.22		1,853,931	29,105	6.28
Other assets	97,021				100,872
Total assets	$2,070,766				$1,954,803
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Passbook accounts	$216,040	267	0.49		$217,081	270	0.50
NOW accounts	46,161	57	0.49		41,968	52	0.50
Money market accounts	252,981	1,211	1.91		297,281	1,490	2.00
Certificate of deposit accounts	706,772	6,134	3.47		598,144	5,184	3.47
Total due to depositors	1,221,954	7,669	2.51		1,154,474	6,996	2.42
Mortgagors' escrow accounts	23,092	14	0.24		17,002	12	0.28
Total deposits	1,245,046	7,683	2.47		1,171,476	7,008	2.39
Borrowed funds	598,682	6,160	4.12		574,719	5,686	3.96
Total interest-bearing liabilities	1,843,728	13,843	3.00		1,746,195	12,694	2.91
Non interest-bearing deposits	48,335				40,602
Other liabilities	19,013				19,968
Total liabilities	1,911,076				1,806,765
Equity	159,690				148,038
Total liabilities and equity	$2,070,766				$1,954,803
Net interest income /
net interest rate spread		$16,873	3.22%			$16,411	3.37%
Net interest-earning assets /
net interest margin	$130,017		3.42%		$107,736		3.54%
Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.06	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $1.0 million for each of the three-month periods ended March 31, 2005 and 2004, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

LOANS

The following table sets forth the Company's loan originations (including the net effect of refinancing) and the changes in the Company's portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	For the three months ended March 31,
(In thousands)	2005	2004
Mortgage Loans
At beginning of period	$1,500,104	$1,264,219
Mortgage loan originated:
Multi-family residential	73,923	46,957
Commercial real estate	24,326	28,287
One-to-four family – mixed-use property	37,665	32,445
One-to-four family – residential	2,122	1,483
Co-operative apartments	-	105
Construction	6,985	5,444
Total mortgage loans originated	145,021	114,721
Less:
Principal and other reductions	47,587	47,251
Sales	1,781	-
Mortgage loan foreclosures	-	-
At end of period	$1,595,757	$1,331,689

Commercial Business and Other Loans
At beginning of period	$18,138	$9,825
Other loans originated:
Small Business Administration	782	1,245
Small business	2,924	1,067
Other	200	420
Total other loans originated	3,906	2,732
Less:
Principal and other reductions	1,978	1,625
Sales	-	941
At end of period	$20,066	$9,991

PART I – FINANCIAL INFORMATION

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

(Dollars in thousands)	March 31, 2005	December 31, 2004

Non-accrual mortgage loans	$839	$659
Other non-accrual loans	311	252
Total non-accrual loans	1,150	911

Mortgage loans 90 days or more delinquent
and still accruing	-	-
Other loans 90 days or more delinquent
and still accruing	-	-
Total non-performing loans	1,150	911

Real estate owned (foreclosed real estate)	-	-

Investment securities	-	-

Total non-performing assets	$1,150	$911

Non-performing loans to gross loans	0.07%	0.06%
Non-performing assets to total assets	0.05%	0.04%

PART I – FINANCIAL INFORMATION

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2005	2004

Balance at beginning of period	$6,533	$6,553

Provision for loan losses	-	-

Loans charged-off:
Multi-family residential	-	-
Commercial real estate	-	-
One-to-four family – mixed-use property	-	-
One-to-four family – residential	-	-
Co-operative apartments	-	-
Construction	-	-
Commercial business and other loans	(1)	(7)
Total loans charged-off	(1)	(7)

Recoveries:
Mortgage loans	1	1
Other loans	-	-
Total recoveries	1	1

Net recoveries (charge-offs)	-	(6)

Balance at end of period	$6,533	$6,547

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.00%	0.00%
Ratio of allowance for loan losses to loans at end of period	0.40%	0.49%
Ratio of allowance for loan losses to non-performing
assets at end of period	568.04%	918.43%
Ratio of allowance for loan losses to non-performing
loans at end of period	568.04%	918.43%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2005.

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	Of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2005	920	$19.27	-	919,350
February 1 to February 28, 2005	117,000	$17.92	117,000	802,350
March 1 to March 31, 2005	16,000	$18.00	16,000	786,350
Total	133,920	$17.94	133,000

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended March 31, 2005, the Company purchased 920 common shares from employees, at an average cost of $19.27, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

a)	EXHIBITS.

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

Flushing Financial Corporation,

Dated: May 5, 2005	By: /s/Michael J. Hegarty
Michael J. Hegarty
President and Chief Executive Officer

Dated: May 5, 2005	By: /s/David W. Fry
David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer