Form 10-Q
period 2005-06-30
FLUSHING FINANCIAL CORP
filed 2005-08-04
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2005 was 19,316,243.

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Statements of Financial Condition..............................................................	1
Consolidated Statements of Income and Comprehensive Income ..................................	2
Consolidated Statements of Cash Flows ..........................................................................	3
Consolidated Statements of Changes in Stockholders’ Equity ........................................	4
Notes to Consolidated Statements ...................................................................................	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................	9
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................	22
ITEM 4. Controls and Procedures.....................................................................................	22
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.................................................................................................	22
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..........................	22
ITEM 3. Defaults Upon Senior Securities..........................................................................	23
ITEM 4. Submission of Matters to a Vote of Security Holders.......................................	23
ITEM 5. Other Information...............................................................................................	23
ITEM 6. Exhibits..................................................................................................................	24
SIGNATURES......................................................................................................................	25

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2005	2004
ASSETS
Cash and due from banks	$14,025	$14,661
Securities available for sale:
Mortgage-backed securities	351,304	395,629
Other securities	39,069	40,116
Loans:
Multi-family residential	738,702	646,922
Commercial real estate	374,561	334,048
One-to-four family – mixed-use property	405,965	332,805
One-to-four family – residential	146,559	151,737
Co-operative apartments	2,454	3,132
Construction	39,340	31,460
Small Business Administration	8,377	5,633
Commercial business and other	16,897	12,505
Net unamortized premiums and unearned loan fees	6,864	4,798
Allowance for loan losses	(6,535)	(6,533)
Net loans	1,733,184	1,516,507
Interest and dividends receivable	9,956	8,868
Bank premises and equipment, net	7,383	7,558
Federal Home Loan Bank of New York stock	29,160	22,261
Bank owned life insurance	25,963	25,399
Goodwill	3,905	3,905
Other assets	25,038	23,140
Total assets	$2,238,987	$2,058,044

LIABILITIES
Due to depositors:
Non-interest bearing	$58,018	$49,540
Interest-bearing:
Certificate of deposit accounts	725,860	703,314
Passbook savings accounts	238,692	216,772
Money market accounts	238,932	258,235
NOW accounts	43,316	48,463
Total interest-bearing deposits	1,246,800	1,226,784
Mortgagors' escrow deposits	21,898	16,473
Borrowed funds	722,723	584,736
Other liabilities	20,906	19,858
Total liabilities	2,070,345	1,897,391

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares
authorized; 19,456,696 shares issued at June 30, 2005
and December 31, 2004; 19,275,807 shares and
19,232,248 shares outstanding at June 30,2005
and December 31, 2004, respectively)	195	195
Additional paid-in capital	38,011	37,187
Treasury stock (180,889 shares and 224,448 shares at
June 30, 2005 and December 31, 2004, respectively)	(3,190)	(3,893)
Unearned compensation	(4,641)	(5,117)
Retained earnings	140,062	133,290
Accumulated other comprehensive loss, net of taxes	(1,795)	(1,009)
Total stockholders' equity	168,642	160,653

Total liabilities and stockholders' equity	$2,238,987	$2,058,044

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$28,236	$24,291	$54,501	$47,846
Interest and dividends on securities:
Interest	4,160	5,162	8,522	10,585
Dividends	81	85	162	172
Other interest income	9	23	17	63
Total interest and dividend income	32,486	29,561	63,202	58,666

Interest expense
Deposits	8,088	6,939	15,771	13,947
Other interest expense	7,236	5,761	13,396	11,447
Total interest expense	15,324	12,700	29,167	25,394

Net interest income	17,162	16,861	34,035	33,272
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	17,162	16,861	34,035	33,272

Non-interest income
Loan fee income	607	557	1,137	1,014
Banking services fee income	353	387	736	828
Net gain on loans held for sale	142	88	142	180
Net gain on sale of loans	-	-	19	-
Net loss on sale of securities	-	(16)	-	(16)
Federal Home Loan Bank of New York stock dividends	268	96	432	189
Bank owned life insurance	285	291	564	580
Other income	206	212	346	316
Total non-interest income	1,861	1,615	3,376	3,091

Non-interest expense
Salaries and employee benefits	4,413	4,358	8,691	9,506
Occupancy and equipment	1,011	783	1,974	1,644
Professional services	839	910	1,779	1,700
Data processing	534	474	1,069	1,003
Depreciation and amortization	398	368	801	725
Other operating expenses	2,165	1,616	3,649	3,220
Total non-interest expense	9,360	8,509	17,963	17,798

Income before income taxes	9,663	9,967	19,448	18,565

Provision for income taxes
Federal	2,991	2,919	5,985	5,611
State and local	778	968	1,600	1,629
Total taxes	3,769	3,887	7,585	7,240

Net income	$5,894	$6,080	$11,863	$11,325

Other comprehensive income, net of tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$2,574	$(7,738)	$(786)	$(5,118)
Less: reclassification adjustments for losses included in income	-	9	-	9
Net unrealized holding gains (losses)	2,574	(7,729)	(786)	(5,109)
Comprehensive net income	$8,468	$(1,649)	$11,077	$6,216

Basic earnings per share	$0.34	$0.35	$0.68	$0.65
Diluted earnings per share	$0.33	$0.34	$0.66	$0.62
Dividends per share	$0.10	$0.09	$0.20	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months
	ended June 30,
(In thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$11,863	$11,325
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of bank premises and equipment	801	725
Net gain on loans held for sale	(142)	(180)
Net gain on sales of loans	(19)	-
Net loss on sale of securities	-	16
Amortization of unearned premium, net of accretion of unearned discount	840	1,180
Deferred income tax expense (benefit)	40	(577)
Deferred compensation	(155)	786
Origination of loans held for sale	(1,837)	(4,385)
Proceeds from sale of loans originated for sale	1,979	4,565
Net (decrease) increase in other assets and liabilities	(436)	1,473
Unearned compensation	502	2,036
Net cash provided by operating activities	13,436	16,964

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(626)	(905)
(Purchases) redemptions of Federal Home Loan Bank of New York shares	(6,899)	700
Purchases of securities available for sale	(326)	(85,855)
Proceeds from sales and calls of securities available for sale	30	22,600
Proceeds from maturities and prepayments of securities available for sale	43,625	68,406
Proceeds from sale of non-performing loans	1,658	1,980
Net originations and repayment of loans	(219,230)	(127,617)
Proceeds from sale of loans	1,030	-
Net cash used by investing activities	(180,738)	(120,691)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	8,478	8,701
Net increase in interest-bearing deposits	20,016	52,127
Net increase in mortgagors' escrow deposits	5,425	4,662
Proceeds from short-term borrowed funds	38,000	-
Repayment of short-term borrowed funds	(15,000)	(25,000)
Proceeds from long-term borrowed funds	135,000	100,000
Repayment of long-term borrowed funds	(20,013)	(39,012)
Purchases of treasury stock	(2,829)	(4,153)
Proceeds from issuance of common stock upon exercise of stock options	1,083	1,395
Cash dividends paid	(3,494)	(2,984)
Net cash provided by financing activities	166,666	95,736

Net decrease in cash and cash equivalents	(636)	(7,991)
Cash and cash equivalents, beginning of period	14,661	20,300
Cash and cash equivalents, end of period	$14,025	$12,309

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$28,456	$25,243
Income taxes paid	7,004	5,881
Non-cash activities:
Securities purchased not yet settled	-	9,728
Securities sold not yet settled	-	15,717

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the six months ended
(Dollars in thousands, except per share data)	June 30, 2005

Common Stock
Balance, beginning of period	$195
No activity	-
Balance, end of period	$195

Additional Paid-In Capital
Balance, beginning of period	$37,187
Award of shares released from Employee Benefit Trust (2,530 common shares)	36
Forfeiture of restricted stock awards (750 common shares)	(1)
Tax benefit from compensation expense in excess of that recognized for financial
reporting purposes	789
Balance, end of period	$38,011

Treasury Stock
Balance, beginning of period	$(3,893)
Purchases of common shares outstanding (133,000 common shares)	(2,384)
Repurchase of restricted stock awards to satisfy tax obligations
(24,806 common shares)	(445)
Forfeiture of restricted stock awards (750 common shares)	(9)
Issuance upon exercise of stock options (138,039 common shares)	2,415
Shares issued upon vesting of restricted stock unit awards (64,076 common shares)	1,126
Balance, end of period	$(3,190)

Unearned Compensation
Balance, beginning of period	$(5,117)
Restricted stock award expense	118
Forfeiture of restricted stock awards (750 common shares)	10
Release of shares from Employee Benefit Trust (102,326 common shares)	348
Balance, end of period	$(4,641)

Retained Earnings
Balance, beginning of period	$133,290
Net income	11,863
Cash dividends declared and paid	(3,494)
Stock options exercised (138,039 common shares)	(1,332)
Shares issued upon vesting of restricted stock unit awards (64,076 common shares)	(265)
Balance, end of period	$140,062

Accumulated Other Comprehensive Income
Balance, beginning of period	$(1,009)
Change in net unrealized loss, net of taxes of approximately $584, on
securities available for sale	(786)
Balance, end of period	$(1,795)

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

Basic earnings per share for the three and six-month periods ended June 30, 2005 and 2004 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income	$5,894	$6,080	$11,863	$11,325
Divided by:
Weighted average common shares outstanding	17,487	17,439	17,483	17,408
Weighted average common stock equivalents	450	654	487	713
Total weighted average common shares and
common stock equivalents	17,937	18,093	17,970	18,121
Basic earnings per share	$0.34	$0.35	$0.68	$0.65
Diluted earnings per share	$0.33	$0.34	$0.66	$0.62
Dividends per share	$0.10	$0.09	$0.20	$0.17
Dividend payout ratio	29.41%	25.71%	29.41%	26.15%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 169,400 shares at an average exercise price of $18.14 and 133,650 shares at an average exercise price of $17.66, were not included in the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively. Unvested restricted stock and restricted stock unit awards totaling 18,999 shares at an average market price on date of grant of $19.81, and 1,687 unvested restricted stock unit awards at an average market price on date of grant of $17.66 were not included in the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively. Options to purchase 35,750 shares at an average exercise price of $19.94 were not included in the computation of diluted earnings per share for the six months ended June 30, 2005. Unvested restricted stock and restricted stock unit awards totaling 17,874 shares at an average market price on date of grant of $19.94 were not included in the computation of diluted earnings per share for the six months ended June 30, 2005. There were no common stock equivalents that were considered antidilutive for the six months ended June 30, 2004.

4.	Stock Compensation Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for options grants under its 1996 Stock Option Incentive Plan and 2005 Omnibus Incentive Plan. Accordingly, no compensation expense has been recognized for options granted under the Company’s stock option plans. Compensation expense is recognized in the financial statements primarily for restricted stock and restricted stock unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options generally vest over several years and additional option grants may be made each year. As discussed in Note 5 below, the Company will begin recording an expense in the financial statements in the quarter ending March 31, 2006 for stock options granted.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004

Net income, as reported	$5,894	$6,080	$11,863	$11,325
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	466	362	535	1,018
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(584)	(890)	(735)	(2,491)
Pro forma net income	$5,776	$5,552	$11,663	$9,852

Basic earnings per share:
As reported	$0.34	$0.35	$0.68	$0.65
Pro forma	$0.33	$0.32	$0.67	$0.57
Diluted earnings per share:
As reported	$0.33	$0.34	$0.66	$0.62
Pro forma	$0.32	$0.31	$0.65	$0.54

There were stock option grants of 123,725 shares of common stock, at an average exercise price of $17.88, and 201,700 shares of common stock, at an average exercise price of $17.36 granted in the three- and six-month periods ended June 30, 2005 and 2004, respectively. There were restricted stock unit grants of 121,675 shares, at an average market price on date of grant of $17.64, and 73,783 shares, at an average market price on date of grant of $16.95 granted in the three- and six-month periods ended June 30, 2005 and 2004, respectively. All of the above mentioned grants and awards were made in the second quarter of each respective year.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

The 2005 Omnibus Incentive Plan, approved at the annual stockholders’ meeting, increased annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. Prior to the approval of the 2005 Omnibus Incentive Plan, non-employee directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options. This change is expected to provide an expense benefit in future years when we will be required to expense stock option grants.

The three- and six-month periods ended June 30, 2005 include a charge to earnings on an after-tax basis of $0.3 million or $0.02 per diluted share for restricted stock unit awards granted in June 2005. The three- and six-month periods ended June 30, 2004, include a charge to earnings on an after-tax basis of $0.2 million or $0.01 per diluted share for restricted stock unit awards granted in June 2004. The six-month period ended June 30, 2004 includes, in addition to the previously mentioned charge, a charge to earnings (recorded during the three months ended March 31, 2004), on an after tax basis, of $0.5 million or $0.03 per diluted share, related to an adjustment of compensation expense for certain restricted stock awards made in prior periods. These charges reflect that certain participants under these plans reached, or were close to reaching, retirement eligibility, at which time such awards fully vest. These amounts are included above in stock-based compensation expense.

In addition, the three-month period ended June 30, 2004 includes, in the deduction for stock-based compensation determined under fair value method, a net after tax charge of $0.4 million or $0.02 per diluted share, related to certain stock option grants awarded in June 2004. The six-month period ended June 30, 2004 includes, in the deduction for stock-based compensation determined under the fair value method, in addition to the previously mentioned deduction, a net after tax deduction of $0.8 million or $0.04 per diluted share, related to an adjustment of compensation expense using the fair value method for stock option grants awarded during prior periods. These deductions reflect that certain participants under these plans reached, or were close to reaching, retirement eligibility, at which time such awards fully vest. For each of the three- and six-month period ended June 30, 2005, there was no significant net after tax impact from awards granted in this period.

5. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. On April 12, 2005, the U.S. Securities and Exchange Commission issued a release which changed the implementation date to the beginning of the next fiscal year after June 15, 2005. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company. While management is unable to determine the actual effect the adoption of this statement will have on its diluted earnings per share, management estimates that the effect on annual diluted earnings per share will be in the range of $0.03 to $0.04 per diluted share.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Employee Pension Plan:
Service cost	$146	$155	$292	$310
Interest cost	211	197	422	394
Amortization of unrecognized loss	40	21	80	41
Amortization of past service liability	-	(3)	-	(6)
Expected return on plan assets	(309)	(291)	(618)	(583)
Net employee pension expense	$88	$79	$176	$156

Outside Director Pension Plan:
Service cost	$21	$18	$42	$37
Interest cost	18	13	36	25
Amortization of unrecognized loss	3	3	6	7
Amortization of past service liability	37	36	74	71
Net outside director pension expense	$79	$70	$158	$140

Other Postretirement Benefit Plans:
Service cost	$39	$42	$78	$83
Interest cost	62	55	124	110
Amortization of unrecognized loss	16	12	32	25
Amortization of past service liability	(9)	(32)	(18)	(65)
Net other postretirement benefit expense	$108	$77	$216	$153

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute $0.9 million, $0.1 million and $0.2 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2005. As of June 30, 2005, the Company has contributed $73,000 to the Outside Director Pension Plan and $87,000 to the Other Postretirement Benefit Plans. As of June 30, 2005, the Company has not made a contribution to the Employee Pension Plan for the year ending December 31, 2005. As of June 30, 2005, the Company has not revised its expected contributions for the year ending December 31, 2005 for any of these plans.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

JUNE 30, 2005 AND 2004

General. Diluted earnings per share decreased $0.01, or 2.9%, to $0.33 for the three months ended June 30, 2005 from $0.34 for the three months ended June 30, 2004. Net income decreased $0.2 million, or 3.1%, to $5.9 million for the three months ended June 30, 2005 from $6.1 million for the three months ended June 30, 2004. The return on average assets was 1.08% for the three months ended June 30, 2005 and 1.22% for the three months ended June 30, 2004, while the return on average equity was 14.54% for the three months ended June 30, 2005 and 16.25% for the three months ended June 30, 2004.

Interest Income. Total interest and dividend income increased $2.9 million, or 9.9%, to $32.5 million for the three months ended June 30, 2005 from $29.6 million for the three months ended June 30, 2004. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $168.2 million to $2,076.6 million. The yield on interest-earning assets increased six basis points to 6.26% for the three months ended June 30, 2005 from 6.20% in the three months ended June 30, 2004, which is primarily due to the increase of $309.6 million in the average balance of the loan portfolio to $1,669.9 million, combined with a $131.4 million decrease in the average balance of the lower-yielding securities portfolio. However, the yield on the mortgage loan portfolio decreased 38 basis points from the three months ended June 30, 2004 to 6.77% for the three months ended June 30, 2005. This decline reflects the effect of the high refinancing activity that had occurred during the previous three years. The Bank’s existing borrowers had been refinancing their higher costing mortgage loans at the then current lower rates, which has resulted in a decrease in the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. There also was a decrease of $10.0 million in the average balance of interest earning-deposits and Federal funds sold for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In an effort to increase the yield on interest-earning assets, we have shifted funds from the lower-yielding securities portfolio to the higher-yielding mortgage loan portfolio. We continued our focus on the origination of multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise achieved.

Interest Expense. Interest expense increased $2.6 million, or 20.7%, to $15.3 million for the three months ended June 30, 2005 from $12.7 million for the three months ended June 30, 2004, primarily due to an increase of $153.3 million in the average balance of interest-bearing liabilities. This was combined with a 32 basis point rise in the cost of interest-bearing liabilities to 3.16% for the three months ended June 30, 2005 from 2.84% for the three months ended June 30, 2004. The average balance of certificates of deposit increased by $101.7 million, while borrowed funds average balance increased by $84.3 million. In addition, there was a decline in the combined average balances of lower-costing passbook, money market and NOW accounts totaling $40.6 million. The cost of due to depositors increased by 26 basis points and borrowed funds increased by 39 basis points in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase in the cost of funds is primarily attributed to the increase in the average balances of higher costing certificates of deposit and borrowed funds.

Net Interest Income. For the three months ended June 30, 2005, net interest income increased $0.3 million, or 1.8%, to $17.2 million from $16.9 million for the three months ended June 30, 2004. The increase in net interest income is attributed to the growth in the average balance of interest-earning assets, which increased $168.2 million to $2.08 billion, while the net interest spread declined 26 basis points to 3.10% for the quarter ended June 30, 2005, as compared to 3.36% in the same period in 2004. The net interest margin decreased 22 basis points to 3.31% for the three months ended June 30, 2005 from 3.53% for the three months ended June 30, 2004. Excluding prepayment penalty income, the net interest margin would have been 3.11% and 3.30% for the three month periods ended June 30, 2005 and 2004, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended June 30, 2005 and 2004. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net recoveries of $2,000 and none for the three months ended June 30, 2005 and 2004, respectively. There has also been an improvement in local economic conditions and real estate values in recent years. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the three-month periods ended June 30, 2005 and 2004.

Non-Interest Income. Non-interest income increased $0.2 million, or 15.2%, to $1.9 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. This was primarily attributed to an increase of $0.2 million in dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock.

Non-Interest Expense. Non-interest expense was $9.4 million for the three months ended June 30, 2005, an increase of $0.9 million, or 10.0%, from $8.5 million for the three months ended June 30, 2004. The increase from the prior year period is primarily attributed to increases of: $0.2 million in occupancy and equipment primarily due to the relocation of the Bank’s headquarters in the third quarter of 2004 and non-recurring maintenance and repairs in the current period; $0.1 million in employee benefit expenses; $0.2 million for the cost of certain restricted stock unit awards granted in the current period as the participants have no risk of forfeiture; $0.1 million in board of director fees due to the increase in the size of the board of directors and the number of meetings; $0.1 million of non-recurring expenditures related to the retirement of the Company’s President. The increased cost of restricted stock units in the current period compared to the prior period is due to the increased level of these awards to non-employee directors. The 2005 Omnibus Incentive Plan, approved at the annual stockholders meeting, increased annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. Prior to the approval of the 2005 Omnibus Incentive Plan, each non-employee director received an annual grant of 1,687 restricted stock units and 14,850 stock options. This change will provide an expense benefit in future years when we will be required to expense the fair value of stock option grants, as discussed in Note 5, Recent Accounting Pronouncements for FASB Statement No. 123, (revised 2004) “Share-based Payments”. Management continues to monitor expenditures resulting in efficiency ratios of 49.2% and 46.0% for the three-month periods ended June 30, 2005 and 2004, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.3 million, or 3.1%, to $9.7 million for the three months ended June 30, 2005, as compared to $10.0 million for the three months ended June 30, 2004, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.1 million to $3.8 million for the three months ended June 30, 2005 compared to $3.9 million for the three months ended June 30, 2004. This decrease was due to lower income for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The effective tax rate was 39.0% for each of the three-month periods ended June 30, 2005 and 2004.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

General. Diluted earnings per share increased 6.5% to $0.66 for the six months ended June 30, 2005 from $0.62 for the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 increased $0.5 million, or 4.8%, to $11.9 million from the $11.3 million reported for the six months ended June 30, 2004. The return on average assets for the six months ended June 30, 2005 was 1.12% compared to 1.15% for the six months ended June 30, 2004, while the return on average equity for the six months ended June 30, 2005 was 14.75% compared to 15.22% for the six months ended June 30, 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The first half of 2005 saw an increase in net income of $0.5 million to $11.9 million as compared to $11.3 million in the first half of 2004. This is primarily the result of the 2004 adjustment of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits. This adjustment, which was related to prior periods, was a charge to earnings in the first quarter of 2004 of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share.

Interest Income. Total interest and dividend income increased $4.5 million, or 7.7%, to $63.2 million for the six months ended June 30, 2005 from $58.7 million for the six months ended June 30, 2004. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $144.3 million to $2,025.5 million. The yield on interest-earning assets was 6.24% for each of the six-month periods ended June 30, 2005 and 2004. This was due to an increase of $278.4 million in the average balance of the higher-yielding loan portfolio to $1,607.9 million for the six months ended June 30, 2005 from $1,329.5 million for the six months ended June 30, 2004, combined with a decline of $120.2 million in the average balance of the lower-yielding securities portfolio. The yield on the mortgage loan portfolio declined 42 basis points to 6.79% for the six months ended June 30, 2005 from 7.21% for the six months ended June 30, 2004. This decline reflects the effect of the high refinancing activity that had occurred during the previous three years. The Bank’s existing borrowers had been refinancing their higher costing mortgage loans at the current lower rates, which has resulted in a decrease in the yield on the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. In an effort to increase the yield on interest-earning assets, we have shifted funds from the lower-yielding securities portfolio into the higher-yielding mortgage loan portfolio. There also was a decrease of $14.0 million in the average balance of interest earning-deposits and Federal funds sold for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. We continued our focus on the origination of multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise achieved.

Interest Expense. Interest expense increased $3.8 million, or 14.9%, to $29.2 million for the six months ended June 30, 2005 from $25.4 million for the six months ended June 30, 2004, primarily due to an increase of $125.7 million in the average balance of interest-bearing liabilities. This was combined with a 21 basis point rise in the cost of interest-bearing liabilities to 3.08% for the six months ended June 30, 2005 from 2.87% for the six months ended June 30, 2004. The average balance of certificates of deposit increased by $105.2 million, while borrowed funds average balance increased by $54.3 million. In addition, there was a decline in the combined average balances of lower-costing passbook, money market and NOW accounts totaling $40.9 million. The cost of due to depositors increased 18 basis points and borrowed funds increased 27 basis points in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase in the cost of funds is primarily attributed to the increase in the average balances of higher costing certificates of deposit and borrowed funds.

Net Interest Income. For the six months ended June 30, 2005, net interest income increased $0.8 million, or 2.3%, to $34.0 million from $33.3 million for the six months ended June 30, 2004. The increase in net interest income is attributed to the growth in the average balance of interest-earning assets which increased $144.3 million to $2.03 billion, while the net interest spread declined 21 basis points to 3.16% for the six months ended June 30, 2005, as compared to 3.37% in the same period in 2004. The net interest margin also decreased 18 basis points to 3.36% for the six months ended June 30, 2005 from 3.54% for the six months ended June 30, 2004. Excluding prepayment penalty income, the net interest margin would have been 3.17% and 3.32% for the six-month periods ended June 30, 2005 and 2004, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the six-month periods ended June 30, 2005 and 2004. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards, the Bank has been able to minimize net losses from impaired loans. For the six months ended June 30, 2005, the Bank had net recoveries of $2,000, and for the six months ended June 30, 2004, the Bank had net charge offs of $6,000. There has also been an improvement in local economic conditions and real estate values in recent years. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the six-month periods ended June 30, 2005 and 2004.

Non-Interest Income. Non-interest income increased by $0.3 million, or 9.2%, to $3.4 million for the six months ended June 30, 2005, as compared to $3.1 million for same period in 2004. This was primarily attributed to an increase of $0.2 million in dividends on FHLB-NY stock.

Non-Interest Expense. Non-interest expense was $18.0 million for the six months ended June 30, 2005, an increase of $0.2 million, or 0.9%, from $17.8 million for the six months ended June 30, 2004. The increase from the prior year period is attributed to increases of: $0.3 million in occupancy and equipment and $0.1 million in depreciation primarily due to the relocation of the Bank’s headquarters in the third quarter of 2004 and non-recurring maintenance and repairs in the current period; $0.2 million in employee benefit expenses; $0.2 million for the cost of certain restricted stock unit awards granted in the current period as the participants have no risk of forfeiture; $0.1 million in board of director fees due to the increase in the size of the board of directors and the number of meetings; $0.1 million in professional fees related to the initial compliance with the Sarbanes-Oxley Act; and $0.1 million of non-recurring expenditures related to the retirement of the Company’s President. The increased cost of restricted stock units in the current period compared to the prior period is due to the increased level of the awards to non-employee directors. The 2005 Omnibus Incentive Plan, approved at the annual stockholders meeting, increased annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. Prior to the approval of the 2005 Omnibus Incentive Plan, each non-employee director received an annual grant of 1,687 restricted stock units and 14,850 stock options. This will provide an expense benefit in future years when we will be required to expense the fair value of stock option grants, as discussed in Note 5, Recent Accounting Pronouncements for FASB Statement No. 123, (revised 2004) “Share-Based Payments”. These increases were offset by decreases in salaries and employee benefits and other operating expenses of $0.9 million and $0.2 million, respectively, due to the 2004 adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits. Management continues to monitor expenditures resulting in efficiency ratios of 48.0 % and 48.9 % for six-month periods ended June 30, 2005 and 2004, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $0.9 million, or 4.8%, to $19.4 million for the six months ended June 30, 2005 as compared to $18.6 million for the six months ended June 30, 2004, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $7.6 million for the six months ended June 30, 2005 an increase of $0.3 million, or 4.8%, compared to $7.2 million for the six months ended June 30, 2004. This increase is due to the $0.9 million increase in income before income taxes. The effective tax rate was 39.0% for each of the six- month periods ended June 30, 2005 and 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at June 30, 2005 were $2.24 billion, a $180.9 million increase from December 31, 2004. Total loans, net increased $216.7 million during the six months ended June 30, 2005 to $1.73 billion from $1.52 billion at December 31, 2004. At June 30, 2005, loans in process totaled $222.5 million.

The following table shows loan originations and purchases for the period indicated.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2005	2004	2005	2004
Multi-family residential	$62,921	$53,048	$136,844	$100,005
Commercial real estate	32,171	20,661	56,497	48,948
One-to-four family – mixed-use property	56,133	35,287	93,798	67,732
One-to-four family – residential	5,302	6,759	7,424	8,242
Construction	9,369	4,873	16,354	10,317
Co-operative apartments	-	122	-	227
Commercial business and other loans	8,810	5,290	12,716	8,022
Total	$174,706	$126,040	$323,633	$243,493

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.6 million at June 30, 2005 compared to $0.9 million at December 31, 2004 and $4.3 million at June 30, 2004. Total non-performing assets as a percentage of total assets were 0.07% at June 30, 2005 compared to 0.04% at December 31, 2004 and 0.21% at June 30, 2004. The ratio of allowance for loan losses to total non-performing loans was 414% at June 30, 2005 compared to 717% at December 31, 2004 and 152% at June 30, 2004.

During the six months ended June 30, 2005, mortgage-backed securities decreased $44.3 million to $351.3 million, while other securities decreased $1.0 million to $39.1 million. As funds became available from principal reductions on the securities portfolio during the first six months of 2005, they have been reinvested in higher yielding loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities increased $173.0 million to $2.07 billion at June 30, 2005 from $1.90 billion at December 31, 2004. During the six months ended June 30, 2005, due to depositors increased $28.5 million to $1,304.8 million, primarily as a result of increased marketing to attract deposits in this highly competitive market. Certificate of deposit accounts increased $22.5 million, while lower-costing deposits increased $5.9 million. Borrowed funds increased $138.0 million during the six months ended June 30, 2005 to partially fund the growth in the loan portfolio. Mortgagors’ escrow deposits increased $5.4 million during the six months ended June 30, 2005.

Equity. Total stockholders’ equity increased $8.0 million to $168.6 million at June 30, 2005, from $160.7 million at December 31, 2004. Net income of $11.9 million for the six months ended June 30, 2005 was partially offset by $2.4 million in treasury shares purchased through the Company’s stock repurchase program, a net after tax decrease of $0.8 million on the market value of securities available for sale, and $3.5 million of cash dividends paid. The exercise of stock options increased stockholders’ equity by $1.7 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $8.75 at June 30, 2005 compared to $8.35 per share at December 31, 2004 and $7.80 per share at June 30, 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Under its current stock repurchase program, the Company repurchased 133,000 shares during the six months ended June 30, 2005, at a total cost of $2.4 million, or an average of $17.93 per share. At June 30, 2005, 786,350 shares remain to be repurchased under the current stock repurchase program. Through June 30, 2005, the Company had repurchased approximately 47% of the common shares issued in connection with the Company’s initial public offering at a cost of $111.6 million.

Cash flow. During the six months ended June 30, 2005, funds provided by the Company's operating activities amounted to $13.4 million. These funds, together with $166.7 million provided by financing activities, were utilized to fund net investing activities of $180.7 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the six months ended June 30, 2005, the net total of loan originations less loan repayments was $219.2 million. Net borrowings of $138.0 million and $28.5 million of customer deposits were used to fund this activity. Funds were also provided by $43.6 million in maturities and prepayments of securities available for sale. Additional funds of $1.1 million were provided through the exercise of stock options. The Company also used funds of $2.8 million for treasury stock repurchases and $3.5 million for dividend payments during the six months ended June 30, 2005.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2005. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-300 Basis points	5.50%	12.26%	10.13%
-200 Basis points	4.45	7.74	9.91
-100 Basis points	4.07	4.80	9.82
Base interest rate	-	-	9.59
+100 Basis points	(7.27)	(9.79)	8.87
+200 Basis points	(9.52)	(18.28)	8.24
+300 Basis points	(11.33)	(26.09)	7.64

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2005, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2005.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$174,406	7.84%
Requirement	33,374	1.50
Excess	141,032	6.34

Leverage and Core Capital:
Capital level	$174,406	7.84%
Requirement	66,747	3.00
Excess	107,659	4.84

Risk-Based Capital:
Capital level	$180,942	13.52%
Requirement	107,028	8.00
Excess	73,914	5.52

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three month periods ended June 30, 2005 and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2005				2004
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$1,647,295	$27,877	6.77%		$1,350,029	$24,128	7.15%
Other loans, net (1)	22,628	359	6.35		10,277	163	6.34
Total loans, net	1,669,923	28,236	6.76		1,360,306	24,291	7.14
Mortgage-backed securities	365,713	3,876	4.24		469,289	4,731	4.03
Other securities	39,346	365	3.71		67,186	516	3.07
Total securities	405,059	4,241	4.19		536,475	5,247	3.91
Interest-earning deposits and
federal funds sold	1,605	9	2.24		11,620	23	0.79
Total interest-earning assets	2,076,587	32,486	6.26		1,908,401	29,561	6.20
Other assets	101,707				92,890
Total assets	$2,178,294				$2,001,291

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Passbook accounts	$223,348	343	0.61		$220,319	274	0.50
NOW accounts	44,865	55	0.49		44,208	56	0.51
Money market accounts	247,808	1,423	2.30		292,069	1,286	1.76
Certificate of deposit accounts	716,701	6,254	3.49		615,018	5,311	3.45
Total due to depositors	1,232,722	8,075	2.62		1,171,614	6,927	2.36
Mortgagors' escrow accounts	31,324	13	0.17		23,435	12	0.20
Total deposits	1,264,046	8,088	2.56		1,195,049	6,939	2.32
Borrowed funds	678,495	7,236	4.27		594,212	5,761	3.88
Total interest-bearing liabilities	1,942,541	15,324	3.16		1,789,261	12,700	2.84
Non interest-bearing deposits	53,841				45,708
Other liabilities	19,820				16,659
Total liabilities	2,016,202				1,851,628
Equity	162,092				149,663
Total liabilities and equity	$2,178,294				$2,001,291

Net interest income /
net interest rate spread		$17,162	3.10%			$16,861	3.36%

Net interest-earning assets /
net interest margin	$134,046		3.31%		$119,140		3.53%

Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.07	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million and $1.2 million for each of the three-month periods ended June 30, 2005 and 2004, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six month periods ended June 30, 2005 and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2005				2004
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (2)	$1,587,005	$53,854	6.79%		$1,319,429	$47,533	7.21%
Other loans, net (2)	20,875	647	6.20		10,026	313	6.24
Total loans, net	1,607,880	54,501	6.78		1,329,455	47,846	7.20
Mortgage-backed securities	376,484	7,968	4.23		473,175	9,703	4.10
Other securities	39,513	716	3.62		63,005	1,054	3.35
Total securities	415,997	8,684	4.18		536,180	10,757	4.01
Interest-earning deposits and
federal funds sold	1,573	17	2.16		15,531	63	0.81
Total interest-earning assets	2,025,450	63,202	6.24		1,881,166	58,666	6.24
Other assets	99,377				96,881
Total assets	$2,124,827				$1,978,047

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Passbook accounts	$219,714	610	0.56		$218,700	544	0.50
NOW accounts	45,510	112	0.49		43,088	108	0.50
Money market accounts	250,380	2,634	2.10		294,675	2,776	1.88
Certificate of deposit accounts	711,764	12,388	3.48		606,581	10,495	3.46
Total due to depositors	1,227,368	15,744	2.57		1,163,044	13,923	2.39
Mortgagors' escrow accounts	27,231	27	0.20		20,218	24	0.24
Total deposits	1,254,599	15,771	2.51		1,183,262	13,947	2.36
Borrowed funds	638,809	13,396	4.19		584,465	11,447	3.92
Total interest-bearing liabilities	1,893,408	29,167	3.08		1,767,727	25,394	2.87
Non interest-bearing deposits	51,103				43,155
Other liabilities	19,419				18,315
Total liabilities	1,963,930				1,829,197
Equity	160,897				148,850
Total liabilities and equity	$2,124,827				$1,978,047

Net interest income /
net interest rate spread		$34,035	3.16%			$33,272	3.37%

Net interest-earning assets /
net interest margin	$132,042		3.36%		$113,439		3.54%

Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.06	X

(2)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.9 million and $2.2 million for each of the six-month periods ended June 30, 2005 and 2004, respectively.

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

	For the six months ended June 30,
(In thousands)	2005	2004

Mortgage Loans

At beginning of period	$1,500,104	$1,264,219

Mortgage loan originated:
Multi-family residential	136,844	100,005
Commercial real estate	56,497	48,948
One-to-four family – mixed-use property	93,798	67,732
One-to-four family – residential	7,424	8,242
Co-operative apartments	-	227
Construction	16,354	10,317
Total mortgage loans originated	310,917	235,471

Less:
Principal and other reductions	100,752	109,107
Sales	2,688	5,424
Mortgage loan foreclosures	-	-

At end of period	$1,707,581	$1,385,159

Commercial Business and Other Loans

At beginning of period	$18,138	$9,825

Other loans originated:
Small Business Administration	5,459	2,021
Small business	6,587	4,800
Other	670	1,201
Total other loans originated	12,716	8,022

Less:
Principal and other reductions	3,743	3,713
Sales	1,837	941

At end of period	$25,274	$13,193

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

(Dollars in thousands)	June 30, 2005	December 31, 2004

Non-accrual mortgage loans	$1,232	$659
Other non-accrual loans	345	252
Total non-accrual loans	1,577	911

Mortgage loans 90 days or more delinquent
and still accruing	-	-
Other loans 90 days or more delinquent
and still accruing	-	-
Total non-performing loans	1,577	911

Real estate owned (foreclosed real estate)	-	-

Investment securities	-	-

Total non-performing assets	$1,577	$911

Non-performing loans to gross loans	0.09%	0.06%
Non-performing loans to total assets	0.07%	0.04%

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2005	2004
Balance at beginning of period	$6,533	$6,553

Provision for loan losses	-	-

Loans charged-off:
Multi-family residential	-	-
Commercial real estate	-	-
One-to-four family – mixed-use property	-	-
One-to-four family – residential	-	-
Co-operative apartments	-	-
Construction	-	-
Commercial business and other loans	(1)	(8)
Total loans charged-off	(1)	(8)

Recoveries:
Mortgage loans	3	2
Other loans	-	-
Total recoveries	3	2

Net recoveries (charge-offs)	2	(6)

Balance at end of period	$6,535	$6,547

Ratio of net charge-offs during the period to
average loans outstanding during the period	-%	-%
Ratio of allowance for loan losses to loans at end of period	0.38%	0.47%
Ratio of allowance for loan losses to non-performing
assets at end of period	414.33%	152.14%
Ratio of allowance for loan losses to non-performing
loans at end of period	414.33%	152.14%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2005.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2005	-	-	-	786,350
May 1 to May 31, 2005	-	-	-	786,350
June 1 to June 30, 2005	2,744	$17.52	-	786,350
Total	2,744	$17.52	-

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended June 30, 2005, the Company purchased 2,744 common shares from employees, at an average cost of $17.52, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s annual meeting of stockholders held on May 17, 2005, as contemplated by the Company’s definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.

	Number of shares voted
	For	Against/ Withheld	Abstain
Election of Directors (four directors were elected to serve until the 2008 annual meeting of stockholders and until their successors were elected and qualified).

Michael J. Hegarty	16,926,006	969,425	-
John J. McCabe	16,194,023	1,701,408	-
Donna M. O'Brien	16,981,324	914,107	-
Michael J. Russo	16,900,137	995,294	-

Approval of the Company's 2005 Omnibus Incentive Plan	12,079,917	2,013,720	3,801,794

Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company	17,685,517	177,236	32,678

ITEM 5.	OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

a)	EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
10.6	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran, dated as of July 1, 2005 (5)
10.7	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran, dated as of July 1, 2005 (5)
10.8	Form of Outside Director Restricted Stock Unit Award Letter
10.9	Form of Employee Restricted Stock Unit Award Letter
10.10	Form of Employee Stock Option Award Letter
10.28	2005 Omnibus Incentive Plan (6)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1,
Registration No. 33-96488.
(2) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.
(3) Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended
September 30, 2002.
(5) Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.
(6) Incorporated by reference to Exhibit A to the Company's definitive proxy statement on
Schedule 14A filed on March 31, 2005 for the Company's annual meeting of stockholders.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: August 4, 2005	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 4, 2005	By: /s/David W. Fry
David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
10.6	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran, dated as of July 1, 2005 (5)
10.7	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran, dated as of July 1, 2005 (5)
10.8	Form of Outside Director Restricted Stock Unit Award Letter
10.9	Form of Employee Restricted Stock Unit Award Letter
10.10	Form of Employee Stock Option Award Letter
10.28	2005 Omnibus Incentive Plan (6)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1,
Registration No. 33-96488.
(2) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.
(3) Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended
September 30, 2002.
(5) Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.
(6) Incorporated by reference to Exhibit A to the Company's definitive proxy statement on
Schedule 14A filed on March 31, 2005 for the Company's annual meeting of stockholders.