Form 10-Q
period 2005-09-30
FLUSHING FINANCIAL CORP
filed 2005-11-04
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2005 was 19,328,008.

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

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except per share data)	2005	2004
ASSETS
Cash and due from banks	$17,431	$14,661
Securities available for sale:
Mortgage-backed securities	321,812	395,629
Other securities	38,430	40,116
Loans:
Multi-family residential	767,289	646,922
Commercial real estate	388,184	334,048
One-to-four family – mixed-use property	450,400	332,805
One-to-four family – residential	139,373	151,737
Co-operative apartments	2,241	3,132
Construction	51,648	31,460
Small Business Administration	7,756	5,633
Commercial business and other	18,402	12,505
Net unamortized premiums and unearned loan fees	7,629	4,798
Allowance for loan losses	(6,459)	(6,533)
Net loans	1,826,463	1,516,507
Interest and dividends receivable	10,092	8,868
Bank premises and equipment, net	7,277	7,558
Federal Home Loan Bank of New York stock	30,960	22,261
Bank owned life insurance	26,251	25,399
Goodwill	3,905	3,905
Other assets	23,409	23,140
Total assets	$2,306,030	$2,058,044
LIABILITIES
Due to depositors:
Non-interest bearing	$56,150	$49,540
Interest-bearing:
Certificate of deposit accounts	767,573	703,314
Passbook savings accounts	263,454	216,772
Money market accounts	203,961	258,235
NOW accounts	40,335	48,463
Total interest-bearing deposits	1,275,323	1,226,784
Mortgagors' escrow deposits	27,052	16,473
Borrowed funds	758,717	584,736
Other liabilities	17,366	19,858
Total liabilities	2,134,608	1,897,391
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares
authorized; none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares
authorized; 19,456,696 shares issued at September 30,
2005 and December 31, 2004; 19,336,708 shares
and 19,232,248 shares outstanding at September 30,
2005 and December 31, 2004, respectively)	195	195
Additional paid-in capital	38,307	37,187
Treasury stock (119,988 shares and 224,448 shares at
September 30, 2005 and December 31, 2004, respectively)	(2,116)	(3,893)
Unearned compensation	(4,401)	(5,117)
Retained earnings	143,719	133,290
Accumulated other comprehensive loss, net of taxes	(4,282)	(1,009)
Total stockholders' equity	171,422	160,653
Total liabilities and stockholders' equity	$2,306,030	$2,058,044

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$30,102	$25,077	$84,603	$72,923
Interest and dividends on securities:
Interest	3,888	4,800	12,410	15,385
Dividends	82	84	244	256
Other interest income	26	61	43	124
Total interest and dividend income	34,098	30,022	97,300	88,688

Interest expense
Deposits	8,873	7,247	24,644	21,194
Other interest expense	8,086	5,903	21,482	17,350
Total interest expense	16,959	13,150	46,126	38,544
Net interest income	17,139	16,872	51,174	50,144
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	17,139	16,872	51,174	50,144

Non-interest income
Loan fee income	484	533	1,621	1,547
Banking services fee income	350	378	1,086	1,206
Net gain on sale of loans held for sale	400	47	542	227
Net gain on sale of loans	-	-	19	-
Net gain (loss) on sale of securities	-	5	-	(11)
Federal Home Loan Bank of New York stock dividends	336	125	768	314
Bank owned life insurance	288	294	852	874
Other income	231	146	577	462
Total non-interest income	2,089	1,528	5,465	4,619

Non-interest expense
Salaries and employee benefits	4,384	4,114	13,075	13,620
Occupancy and equipment	996	931	2,970	2,575
Professional services	1,441	791	3,220	2,491
Data processing	563	465	1,632	1,468
Depreciation and amortization	379	371	1,180	1,096
Other operating expenses	1,670	1,470	5,319	4,690
Total non-interest expense	9,433	8,142	27,396	25,940
Income before income taxes	9,795	10,258	29,243	28,823

Provision for income taxes
Federal	3,020	2,969	9,005	8,580
State and local	800	1,032	2,400	2,661
Total taxes	3,820	4,001	11,405	11,241
Net income	$5,975	$6,257	$17,838	$17,582

Other comprehensive income, net of tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	$(2,487)	$3,613	$(3,273)	$(1,505)
Less: reclassification adjustments for (gains)losses included in income	-	(3)	-	6
Net unrealized holding gains (losses)	(2,487)	3,610	(3,273)	(1,499)
Comprehensive net income	$3,488	$9,867	$14,565	$16,083

Basic earnings per share	$0.34	$0.36	$1.02	$1.01
Diluted earnings per share	$0.33	$0.35	$0.99	$0.97
Dividends per share	$0.10	$0.09	$0.30	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$17,838	$17,582
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of bank premises and equipment	1,180	1,096
Net gain on sale of loans held for sale	(542)	(227)
Net gain on sales of loans	(19)	-
Net loss on sale of securities	-	11
Amortization of unearned premium, net of accretion of unearned discount	1,309	1,610
Deferred income tax expense (benefit)	1,938	(189)
Deferred compensation	(2,554)	1,138
Origination of loans held for sale	(6,141)	(4,962)
Proceeds from sale of loans originated for sale	6,667	5,189
Net decrease in other assets and liabilities	(64)	(773)
Unearned compensation	755	2,396
Net cash provided by operating activities	20,367	22,871

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(899)	(1,902)
(Purchases) redemptions of Federal Home Loan Bank of New York shares	(8,699)	2,701
Purchases of securities available for sale	(511)	(102,186)
Proceeds from sales and calls of securities available for sale	30	78,822
Proceeds from maturities and prepayments of securities available for sale	69,274	95,794
Proceeds from sale of non-performing loans	3,088	1,980
Net originations and repayment of loans	(314,087)	(193,582)
Proceeds from sale of loans	1,030	-
Net cash used by investing activities	(250,774)	(118,373)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	6,610	7,582
Net increase in interest-bearing deposits	48,539	99,726
Net increase in mortgagors' escrow deposits	10,579	9,438
Net proceeds (repayment)of short-term borrowed funds	4,000	(25,000)
Proceeds from long-term borrowed funds	190,000	110,000
Repayment of long-term borrowed funds	(20,019)	(89,018)
Purchases of treasury stock	(2,900)	(8,360)
Proceeds from issuance of common stock upon exercise of stock options	1,622	2,484
Cash dividends paid	(5,254)	(4,554)
Net cash provided by financing activities	233,177	102,298
Net decrease in cash and cash equivalents	2,770	6,796
Cash and cash equivalents, beginning of period	14,661	20,300
Cash and cash equivalents, end of period	$17,431	$27,096

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$44,984	$38,417
Income taxes paid	10,433	8,835
Non-cash activities:
Securities purchased not yet settled	-	2,800

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the nine months ended
(Dollars in thousands, except per share data)	September 30, 2005

Common Stock
Balance, beginning of period	$195
No activity	-
Balance, end of period	$195

Additional Paid-In Capital
Balance, beginning of period	$37,187
Award of shares released from Employee Benefit Trust (3,968 common shares)	56
Forfeiture of restricted stock awards (1,350 common shares)	(2)
Tax benefit from compensation expense in excess of that recognized for
financial reporting purposes	1,066
Balance, end of period	$38,307

Treasury Stock
Balance, beginning of period	$(3,893)
Purchases of common shares outstanding (133,000 common shares)	(2,384)
Repurchase of restricted stock awards to satisfy tax obligations
(28,495 common shares)	(516)
Forfeiture of restricted stock awards (1,350 common shares)	(15)
Issuance upon exercise of stock options (198,324 common shares)	3,479
Shares issued upon vesting of restricted stock unit awards (68,981 common shares)	1,213
Balance, end of period	$(2,116)

Unearned Compensation
Balance, beginning of period	$(5,117)
Restricted stock award expense	177
Forfeiture of restricted stock awards (1,350 common shares)	17
Release of shares from Employee Benefit Trust (153,429 common shares)	522
Balance, end of period	$(4,401)

Retained Earnings
Balance, beginning of period	$133,290
Net income	17,838
Cash dividends declared and paid	(5,254)
Stock options exercised (198,324 common shares)	(1,857)
Shares issued upon vesting of restricted stock unit awards (68,981 common shares)	(298)
Balance, end of period	$143,719

Accumulated Other Comprehensive Income
Balance, beginning of period	$(1,009)
Change in net unrealized loss, net of taxes of approximately $2,429, on
securities available for sale	(3,273)
Balance, end of period	$(4,282)

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

Basic earnings per share for the three and nine-month periods ended September 30, 2005 and 2004 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$5,975	$6,257	$17,838	$17,582
Divided by:
Weighted average common shares outstanding	17,581	17,458	17,516	17,424
Weighted average common stock equivalents	453	593	475	673
Total weighted average common shares and
common stock equivalents	18,034	18,051	17,991	18,097
Basic earnings per share	$0.34	$0.36	$1.02	$1.01
Diluted earnings per share	$0.33	$0.35	$0.99	$0.97
Dividends per share	$0.10	$0.09	$0.30	$0.26
Dividend payout ratio	29.41%	25.00%	29.41%	25.74%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 159,475 shares at an average exercise price of $18.34 were not included in the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2005. Unvested restricted stock and restricted stock unit awards totaling 96,024 shares at an average market price on date of grant of $18.27, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005. There were no common stock equivalents that were considered antidilutive for the three- and nine-month periods ended September 30, 2004.

4.	Stock Compensation Plans

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for option grants under its 1996 Stock Option Incentive Plan and 2005 Omnibus Incentive Plan. Accordingly, no compensation expense has been recognized for options granted under the Company’s stock option plans. Compensation expense is recognized in the financial statements primarily for restricted stock and restricted stock unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future periods because the options generally vest over several years and additional option grants may be made each year. As discussed in Note 5 below, the Company will begin recording an expense in the financial statements in the quarter ending March 31, 2006 for stock options granted.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Net income, as reported	$5,975	$6,257	$17,838	$17,582
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	206	139	741	1,158
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(445)	(306)	(1,180)	(2,798)
Pro forma net income	$5,736	$6,090	$17,399	$15,942
Basic earnings per share:
As reported	$0.34	$0.36	$1.02	$1.01
Pro forma	$0.33	$0.35	$0.99	$0.91
Diluted earnings per share
As reported	$0.33	$0.35	$0.99	$0.97
Pro forma	$0.32	$0.34	$0.97	$0.88

There were no stock option grants awarded in the three-month periods ended September 30, 2005 and 2004.There were stock option grants of 123,725 shares of common stock, at an average exercise price of $17.88, and 201,700 shares of common stock, at an average exercise price of $17.36, granted in the nine-month periods ended September 30, 2005 and 2004, respectively.

There were restricted stock unit awards of 3,525 shares, at an average market price on date of grant of $18.60, granted in the three-month period ended September 30, 2005. There was no restricted stock unit awards in the three- month period ended September 30, 2004. There were restricted stock unit grants of 125,200 shares, at an average market price on date of grant of $17.67, and 73,783 shares, at an average market price on date of grant of $16.95, granted in the nine-month periods ended September 30, 2005 and 2004, respectively.

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

The nine-month period ended September 30, 2005 includes a charge to earnings on an after-tax basis of $0.4 million or $0.02 per diluted share for restricted stock unit awards granted in 2005. The nine-month period ended September 30, 2004, includes a charge to earnings on an after-tax basis of $0.2 million or $0.01 per diluted share for restricted stock unit awards granted in 2004. The nine month period ended September 30, 2004 includes, in addition to the previously mentioned charge, a charge to earnings (recorded during the three months ended March 31, 2004), on an after tax basis, of $0.5 million or $0.03 per diluted share, related to an adjustment of compensation expense for certain restricted stock awards made in prior periods. These charges reflect that certain participants under these plans reached, or were close to reaching, retirement eligibility, at which time such awards fully vest. These amounts are included above in stock-based compensation expense.

In addition, the nine-month period ended September 30, 2004 includes, in the deduction for stock-based compensation determined under fair value method, a net after tax charge of $0.4 million, or $0.02 per diluted share, related to certain stock option grants awarded in June 2004. The nine-month period ended September 30, 2004 includes, in the deduction for stock-based compensation determined under the fair value method, in addition to the previously mentioned deduction, a net after tax deduction of $0.8 million, or $0.04 per diluted share, related to an adjustment of compensation expense using the fair value method for stock option grants awarded during prior periods. These deductions reflect that certain participants under these plans reached, or were close to reaching, retirement eligibility, at which time such awards fully vest. For each of the three- and nine-month periods ended September 30, 2005, there was no significant net after tax impact from awards granted in these periods.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Employee Pension Plan:
Service cost	$146	$156	$438	$466
Interest cost	211	197	633	591
Amortization of unrecognized loss	40	20	120	61
Amortization of past service liability	-	(4)	-	(10)
Expected return on plan assets	(309)	(292)	(927)	(875)
Net employee pension expense	$88	$77	$264	$233

Outside Director Pension Plan:
Service cost	$21	$19	$63	$56
Interest cost	18	12	54	37
Amortization of unrecognized loss	3	4	9	11
Amortization of past service liability	37	35	111	106
Net outside director pension expense	$79	$70	$237	$210

Other Postretirement Benefit Plans:
Service cost	$39	$41	$117	$124
Interest cost	62	54	186	164
Amortization of unrecognized loss	16	13	48	38
Amortization of past service liability	(9)	(33)	(27)	(98)
Net other postretirement benefit expense	$108	$75	$324	$228

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expects to contribute $0.9 million, $0.1 million and $0.2 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2005. As of September 30, 2005, the Company has contributed $976,000 to the Employee Pension Plan, $110,000 to the Outside Director Pension Plan and $110,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2005. The contribution to the Employee Pension Plan exceeded management’s original estimate. Management does not expect to make additional contributions to the Employee Pension Plan during 2005. As of September 30, 2005, the Company has not revised its expected contributions for the year ending December 31, 2005 for the other two plans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. The Bank is a consumer-oriented savings institution and conducts its business through ten banking offices located in Queens, Brooklyn, Manhattan and Nassau County. In the fourth quarter of 2005, the Bank will consolidate two branch offices located in Nassau County. The Bank also plans to open a new branch office in early 2006. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ National Market under the symbol “FFIC”. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities.

The Company’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) origination and purchases of one-to-four family (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. The Company also originates certain other loans, including construction loans, Small Business Administration loans and other small business and consumer loans.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

General. Diluted earnings per share decreased $0.02 or 5.7% to $0.33 for the three months ended September 30, 2005 from $0.35 for the three months ended September 30, 2004. Net income declined $0.3 million, or 4.5%, to $6.0 million for the three months ended September 30, 2005 from $6.3 million for the three months ended September 30, 2004. The third quarter of 2005 includes a charge to earnings of $0.5 million, $0.3 million on an after-tax basis or $0.02 per diluted share, for expenses incurred in connection with the Company’s negotiations to acquire another financial institution. The negotiations were terminated after several months, as the parties were unable to come to an agreement on terms. The return on average assets was 1.06% for the three months ended September 30, 2005, as compared to 1.25% for the three months ended September 30, 2004, while the return on average equity was 14.23% for the three months ended September 30, 2005 and 16.57% for the three months ended September 30, 2004.

Interest Income. Total interest and dividend income increased $4.1 million, or 13.6%, to $34.1 million for the three months ended September 30, 2005 from $30.0 million for the three months ended September 30, 2004. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $246.5 million to $2,160.8 million. The yield on interest-earning assets increased four basis points to 6.31% for the three months ended September 30, 2005 from 6.27% in the three months ended September 30, 2004, which is primarily due to the increase of $358.7 million in the average balance of the loan portfolio to $1,775.6 million, combined with a $95.5 million and $16.8 million decrease in the average balances of the lower-yielding securities portfolio and interest earning deposits and federal funds sold, respectively. However, the yield on the mortgage loan portfolio decreased 31 basis points from the three months ended September 30, 2004 to 6.78% for the three months ended September 30, 2005. This decline reflects the effect of the high refinancing activity that had occurred during the previous three years. The Bank’s existing borrowers had been refinancing their higher costing mortgage loans at the then current lower rates, which has resulted in a decrease in the yield of the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. In an effort to increase the yield on interest-earning assets, we have shifted funds from the lower-yielding securities portfolio to the higher-yielding mortgage loan portfolio. We continued our focus on the origination of multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise achieved.

Interest Expense. Interest expense increased $3.8 million, or 29.0%, to $17.0 million for the three months ended September 30, 2005 from $13.2 million for the three months ended September 30, 2004, due primarily to the increase of $234.9 million in the average balance of interest-bearing liabilities. This was combined with a 41 basis point increase in the cost of interest-bearing liabilities to 3.35% for the three months ended September 30, 2005 from 2.94% for the three months ended September 30, 2004. The average balance of certificates of deposit increased $82.3 million, while the average balance of borrowed funds increased $151.4 million. In addition, there was a decline in the combined average balances of lower-costing passbook, money market and NOW accounts totaling $6.1 million. The cost of due to depositors and borrowed funds each increased by 36 basis points for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase in the cost of funds is attributed to the increase in the rates for due to depositors and average balances of higher costing certificates of deposit and borrowed funds.

Net Interest Income. For the three months ended September 30, 2005, net interest income increased $0.3 million, or 1.6%, to $17.1 million from $16.9 million for the three months ended September 30, 2004. The increase in net interest income is attributed to the growth in the average balance of interest-earning assets, which increased $246.5 million to $2.16 billion, while the net interest spread declined 37 basis points to 2.96% for the quarter ended September 30, 2005, as compared to 3.33% in the same period in 2004. The net interest margin decreased 36 basis points to 3.17% for the three months ended September 30, 2005 from 3.53% for the three months ended September 30, 2004. Excluding prepayment penalty income, the net interest margin would have been 2.95% and 3.21% for the three-month periods ended September 30, 2005 and 2004, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended September 30, 2005 and 2004. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charges offs of $76,000 and $1,000 for the three months ended September 30, 2005 and 2004, respectively. There has also been an improvement in local economic conditions and real estate values in recent years. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the three-month periods ended September 30, 2005 and 2004.

Non-Interest Income. Non-interest income increased $0.6 million, or 36.7%, to $2.1 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. This was attributed to an increase of $0.4 million in gains on the sale of loans held for sale and $0.2 million in dividends received on FHLB-NY stock.

Non-Interest Expense. Non-interest expense was $9.4 million for the three months ended September 30, 2005, an increase of $1.3 million, or 15.9%, from $8.1 million for the three months ended September 30, 2004. The increase from the prior year period is primarily attributed to increases of: $0.3 million in employee salary and benefit expenses; $0.1 million in board of director fees due to the increase in the size of the board of directors and the number of meetings; $0.1 million in advertising costs for campaigns to attract new deposits, $0.1 million in audit and exam fees due to increased compliance requirements of the Sarbanes-Oxley Act and $0.5 million for the previously mentioned expenses incurred in connection with the Company’s terminated negotiations to acquire another financial institution. Management continues to monitor expenditures resulting in efficiency ratios of 49.1 percent and 44.3 percent for three-month periods ended September 30, 2005 and 2004, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.5 million, or 4.5%, to $9.8 million for the three months ended September 30, 2005 from $10.3 million for the three months ended September 30, 2004, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.2 million to $3.8 million for the three months ended September 30, 2005 compared to $4.0 million for the three months ended September 30, 2004. This decrease was due to lower income before income taxes in the three-month period ending September 30, 2005 versus the three- month period ending September 30, 2004. The effective tax rate was 39.0% for each of the three-month periods ended September 30, 2005 and 2004.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004

General. Diluted earnings per share increased 2.1% to $0.99 for the nine months ended September 30, 2005 from $0.97 for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 increased $0.3 million, or 1.5%, to $17.8 million from the $17.6 million reported for the nine months ended September 30, 2004. This increase is primarily the result of the 2004 adjustment of compensation expense for certain of the Company's restricted stock awards and supplemental retirement benefits. This adjustment, which related to prior periods, was a charge to earnings in the first quarter of 2004 of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share. Offsetting this reduction in expenses is a charge in the third quarter of 2005 of $0.5 million, $0.3 million on an after-tax basis or $0.02 per diluted share, for expenses incurred in connection with the Company’s negotiations to acquire another financial institution. The negotiations were terminated after several months, as the parties were unable to come to an agreement on terms. The return on average assets for the nine months ended September 30, 2005 was 1.10%, as compared to 1.18% for the nine months ended September 30, 2004, while the return on average equity for the nine months ended September 30, 2005 was 14.57% compared to 15.67% for the nine months ended September 30, 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $8.6 million, or 9.7%, to $97.3 million for the nine months ended September 30, 2005 from $88.7 million for the nine months ended September 30, 2004. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $178.8 million to $2,071.1 million. The yield on interest-earning assets was 6.26% for the nine months ended September 30, 2005 and 6.25% for the similar 2004 period. This was due to an increase of $305.6 million in the average balance of the higher-yielding loan portfolio to $1,664.4 million for the nine months ended September 30, 2005 from $1,358.8 million for the nine months ended September 30, 2004, combined with a decline of $111.9 million and $14.9 million in the average balances of the lower-yielding securities portfolio and interest earning deposits and federal funds sold, respectively. The yield on the mortgage loan portfolio declined 38 basis points to 6.78% for the nine months ended September 30, 2005 from 7.16% for the nine months ended September 30, 2004. This decline reflects the effect of the high refinancing activity that had occurred during the previous three years. The Bank’s existing borrowers had been refinancing their higher costing mortgage loans at the current lower rates, which has resulted in a decrease in the yield on the mortgage portfolio. This decrease has been partially offset by prepayment penalties that have been collected. In an effort to increase the yield on interest-earning assets, we have shifted funds from the lower-yielding securities portfolio into the higher-yielding mortgage loan portfolio. We continued our focus on the origination of multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, which allowed us to maintain a higher yield on our loan portfolio than we would have otherwise achieved.

Interest Expense. Interest expense increased $7.6 million, or 19.7%, to $46.1 million for the nine months ended September 30, 2005 from $38.5 million for the nine months ended September 30, 2004, primarily due to an increase of $162.5 million in the average balance of interest-bearing liabilities. This was combined with a 28 basis point rise in the cost of interest-bearing liabilities to 3.17% for the nine months ended September 30, 2005 from 2.89% for the nine months ended September 30, 2004. The average balance of certificates of deposit increased $97.5 million, while the average balance of borrowed funds increased $87.0 million. In addition, there was a decline in the combined average balances of lower-costing passbook, money market and NOW accounts totaling $29.2 million. The cost of due to depositors’ increased 24 basis points and borrowed funds increased 30 basis points in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in the cost of funds is primarily attributed to the increase in the average balances of higher costing certificates of deposit and borrowed funds.

Net Interest Income. For the nine months ended September 30, 2005, net interest income increased $1.0 million, or 2.1%, to $51.2 million from $50.1 million for the nine months ended September 30, 2004. The increase in net interest income is attributed to the growth in the average balance of interest-earning assets which increased $178.8 million to $2.07 billion, while the net interest spread declined 27 basis points to 3.09% for the nine months ended September 30, 2005, as compared to 3.36% in the same period in 2004. The net interest margin also decreased 24 basis points to 3.29% for the nine months ended September 30, 2005 from 3.53% for the nine months ended September 30, 2004. Excluding prepayment penalty income, the net interest margin would have been 3.10% and 3.29% for the nine-month periods ended September 30, 2005 and 2004, respectively.

Provision for Loan Losses. There was no provision for loan losses for either of the nine-month periods ended September 30, 2005 and 2004. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards, the Bank has been able to minimize net losses from impaired loans. The Bank had net charge-offs of $74,000 and $7,000 for the nine months ended September 30, 2005 and 2004, respectively. There has also been an improvement in local economic conditions and real estate values in recent years. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the nine-month periods ended September 30, 2005 and 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income increased $0.8 million to $5.5 million for the nine months ended September 30, 2005, as compared to $4.6 million for same period in 2004. This increase was primarily attributed to an increase of $0.3 million in gains on the sale of loans originated for sale and $0.5 million in dividends received on FHLB-NY stock.

Non-Interest Expense. Non-interest expense was $27.4 million for the nine months ended September 30, 2005, an increase of $1.5 million, or 5.6 percent, from $25.9 million for the nine months ended September 30, 2004. The increase from the prior year period is attributed to increases of: $0.4 million in occupancy and equipment and $0.1 million in depreciation primarily due to the relocation of the Bank’s headquarters in the third quarter of 2004; $0.3 million in audit and exam fees related to increased compliance requirements due to the Sarbanes-Oxley Act; $0.5 million for the previously mentioned expenses incurred in connection with the Company’s terminated negotiations to acquire another financial institution; $0.1 million in advertising costs for campaigns to attract new deposits; $0.4 million in employee salary and benefit expenses; $0.3 million for the cost of certain restricted stock unit awards granted in the current period as the participants have no risk of forfeiture; and $0.3 million in board of director fees due to the increase in the size of the board of directors and the number of meetings. The increased cost of restricted stock units in the current period compared to the prior period is due to the increased level of awards to non-employee directors. The 2005 Omnibus Incentive Plan, approved at the annual stockholders meeting, increased annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. This will provide an expense benefit in future years when we will be required to expense stock option grants. These increases were offset by decreases in salaries and employee benefits and other operating expenses of $0.9 million and $0.2 million, respectively, due to the 2004 adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits. Management continues to monitor expenditures resulting in efficiency ratios of 48.4 percent and 47.4 percent for nine-month periods ended September 30, 2005 and 2004, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $0.4 million, or 1.5%, to $29.2 million for the nine months ended September 30, 2005 as compared to $28.8 million for the nine months ended September 30, 2004, for the reasons discussed above.

Provision For Income Taxes. Income tax expense was $11.4 million for the nine months ended September 30, 2005 an increase of $0.2 million, or 1.5%, compared to $11.2 million for the nine months ended September 30, 2004. This increase is due to the $0.4 million increase in income before income taxes. The effective tax rate was 39.0% for each of the nine-month periods ended September 30, 2005 and 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at September 30, 2005 were $2.31 billion, a $248.0 million increase from December 31, 2004. Total loans, net increased $310.0 million during the nine months ended September 30, 2005 to $1.83 billion from $1.52 billion at December 31, 2004. At September 30, 2005, loans in process totaled $189.5 million.

The following table shows loan originations and purchases for the period indicated.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2005	2004	2005	2004
Multi-family residential	$49,183	$58,053	$186,027	$158,058
Commercial real estate	24,246	22,436	80,743	71,384
One-to-four family – mixed-use property	56,569	36,454	150,367	104,186
One-to-four family – residential	3,309	6,501	10,733	14,743
Construction	18,997	8,846	35,351	19,163
Co-operative apartments	-	75	-	302
Commercial business and other loans	7,744	3,894	20,460	11,916
Total	$160,048	$136,259	$483,681	$379,752

As the Company continues to increase its loan portfolio, management continues to adhere to the Bank's strict underwriting standards. As a result, the Company has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.0 million at September 30, 2005 compared to $0.9 million at December 31, 2004 and $4.5 million at September 30, 2004. Total non-performing assets as a percentage of total assets were 0.09% at September 30, 2005 compared to 0.04% at December 31, 2004 and 0.22% at September 30, 2004. The ratio of allowance for loan losses to total non-performing loans was 318% at September 30, 2005 compared to 717% at December 31, 2004 and 146% at September 30, 2004.

During the nine months ended September 30, 2005, mortgage-backed securities decreased $73.8 million to $321.8 million, while other securities decreased $1.7 million to $38.4 million. As funds became available from principal reductions on the securities portfolio during the first nine months of 2005, they have been reinvested in higher yielding loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities increased $237.2 million to $2.13 billion at September 30, 2005 from $1.90 billion at December 31, 2004. During the nine months ended September 30, 2005, due to depositors increased $55.1 million to $1.33 billion, primarily as a result of increased marketing to attract deposits in this highly competitive market. Certificate of deposit accounts increased $64.3 million, while lower-costing deposits decreased by a net amount of $9.1 million. Borrowed funds increased $174.0 million during the nine months ended September 30, 2005 to partially fund the growth in the loan portfolio. Mortgagors’ escrow deposits increased $10.6 million during the nine months ended September 30, 2005.

Equity. Total stockholders’ equity increased $10.8 million to $171.4 million at September 30, 2005, from $160.7 million at December 31, 2004. Net income of $17.8 million for the nine months ended September 30, 2005 was partially offset by $2.4 million in treasury shares purchased through the Company’s stock repurchase program, a net after tax decrease of $3.3 million on the market value of securities available for sale, and $5.3 million of cash dividends paid. The exercise of stock options increased stockholders’ equity by $2.5 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $8.87 at September 30, 2005 compared to $8.35 per share at December 31, 2004 and $8.16 per share at September 30, 2004.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Under its current stock repurchase program, the Company repurchased 133,000 shares during the nine months ended September 30, 2005, at a total cost of $2.4 million, or an average of $17.93 per share. At September 30, 2005, 786,350 shares remain to be repurchased under the current stock repurchase program. Through September 30, 2005, the Company had repurchased approximately 47% of the common shares issued in connection with the Company’s initial public offering at a cost of $111.6 million.

Cash flow. During the nine months ended September 30, 2005, funds provided by the Company's operating activities amounted to $20.4 million. These funds, together with $233.2 million provided by financing activities, were utilized to fund net investing activities of $250.8 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the nine months ended September 30, 2005, the net total of loan originations less loan repayments was $314.1 million. Net borrowings of $174.0 million and $55.1 million of customer deposits were used to fund this activity. Funds were also provided by $69.3 million in maturities and prepayments of securities available for sale. Additional funds of $1.6 million were provided through the exercise of stock options. The Company also used funds of $2.9 million for treasury stock repurchases and $5.3 million for dividend payments during the nine months ended September 30, 2005.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2005. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. The Company is within the guidelines set forth by the Board of Directors for each interest rate level.

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-300 Basis points	-0.54%	4.63%	9.77%
-200 Basis points	1.76	4.63	9.92
-100 Basis points	2.46	4.20	10.03
Base interest rate	0.00	0.00	9.81
+100 Basis points	-2.63	-6.50	9.37
+200 Basis points	-4.94	-14.05	8.81
+300 Basis points	-7.87	-23.24	8.07

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2005, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of September 30, 2005.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$161,241	7.02%
Requirement	34,469	1.50
Excess	126,772	5.52

Leverage and Core Capital:
Capital level	$161,241	7.02%
Requirement	68,937	3.00
Excess	92,304	4.02

Risk-Based Capital:
Capital level	$167,701	12.00%
Requirement	111,778	8.00
Excess	55,923	4.00

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2005 and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2005				2004
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$1,751,355	$29,701	6.78%		$1,402,672	$24,868	7.09%
Other loans, net (1)	24,283	401	6.61		14,225	209	5.88
Total loans, net	1,775,638	30,102	6.78		1,416,897	25,077	7.08
Mortgage-backed securities	342,765	3,595	4.20		432,856	4,507	4.16
Other securities	38,990	375	3.85		44,390	377	3.40
Total securities	381,755	3,970	4.16		477,246	4,884	4.09
Interest-earning deposits and
federal funds sold	3,410	26	3.05		20,179	61	1.21
Total interest-earning assets	2,160,803	34,098	6.31		1,914,322	30,022	6.27
Other assets	102,126				93,082
Total assets	$2,262,929				$2,007,404

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Passbook accounts	$252,874	677	1.07		$219,083	275	0.50
NOW accounts	41,713	53	0.51		43,839	54	0.49
Money market accounts	224,860	1,387	2.47		262,651	1,093	1.66
Certificate of deposit accounts	744,351	6,741	3.62		662,088	5,812	3.51
Total due to depositors	1,263,798	8,858	2.80		1,187,661	7,234	2.44
Mortgagors' escrow accounts	25,410	15	0.24		18,062	13	0.29
Total deposits	1,289,208	8,873	2.75		1,205,723	7,247	2.40
Borrowed funds	736,947	8,086	4.39		585,560	5,903	4.03
Total interest-bearing liabilities	2,026,155	16,959	3.35		1,791,283	13,150	2.94
Non interest-bearing deposits	52,499				46,616
Other liabilities	16,265				18,484
Total liabilities	2,094,919				1,856,383
Equity	168,010				151,021
Total liabilities and equity	$2,262,929				$2,007,404
Net interest income /
net interest rate spread		$17,139	2.96%			$16,872	3.33%
Net interest-earning assets /
net interest margin	$134,648		3.17%		$123,039		3.53%
Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.07	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.2 million and $1.6 million for each of the three-month periods ended September 30, 2005 and 2004, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2005 and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2005				2004
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (2)	$1,642,390	$83,555	6.78%		$1,347,379	$72,401	7.16%
Other loans, net (2)	22,023	1,048	6.34		11,436	522	6.09
Total loans, net	1,664,413	84,603	6.78		1,358,815	72,923	7.16
Mortgage-backed securities	365,121	11,563	4.22		459,637	14,210	4.12
Other securities	39,337	1,091	3.70		56,755	1,431	3.36
Total securities	404,458	12,654	4.17		516,392	15,641	4.04
Interest-earning deposits and
federal funds sold	2,192	43	2.62		17,092	124	0.97
Total interest-earning assets	2,071,063	97,300	6.26		1,892,299	88,688	6.25
Other assets	100,304				95,605
Total assets	$2,171,367				$1,987,904

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Passbook accounts	$230,889	1,287	0.74		$218,828	819	0.50
NOW accounts	44,230	165	0.50		43,340	162	0.50
Money market accounts	241,780	4,021	2.22		283,922	3,869	1.82
Certificate of deposit accounts	722,746	19,129	3.53		625,219	16,307	3.48
Total due to depositors	1,239,645	24,602	2.65		1,171,309	21,157	2.41
Mortgagors' escrow accounts	26,617	42	0.21		19,494	37	0.25
Total deposits	1,266,262	24,644	2.59		1,190,803	21,194	2.37
Borrowed funds	671,881	21,482	4.26		584,833	17,350	3.96
Total interest-bearing liabilities	1,938,143	46,126	3.17		1,775,636	38,544	2.89
Non interest-bearing deposits	51,574				44,317
Other liabilities	18,356				18,372
Total liabilities	2,008,073				1,838,325
Equity	163,294				149,579
Total liabilities and equity	$2,171,367				$1,987,904

Net interest income /
net interest rate spread		$51,174	3.09%			$50,144	3.36%

Net interest-earning assets /
net interest margin	$132,920		3.29%		$116,663		3.53%

Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.07	X

(2)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.1 million and $3.8 million for each of the nine-month periods ended September 30, 2005 and 2004, respectively.

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

	For the nine months ended September 30,
(In thousands)	2005	2004
Mortgage Loans

At beginning of period	$1,500,104	$1,264,219

Mortgage loan originated:
Multi-family residential	186,027	158,058
Commercial real estate	80,743	71,384
One-to-four family – mixed-use property	150,367	104,186
One-to-four family – residential	10,733	14,743
Construction	35,351	19,163
Co-operative apartments	-	302
Total mortgage loans originated	463,221	367,836

Less:
Principal and other reductions	160,072	177,149
Sales	4,118	5,424
Mortgage loan foreclosures	-	-

At end of period	$1,799,135	$1,449,482

Commercial Business and Other Loans

At beginning of period	$18,138	$9,825

Other loans originated:
Small Business Administration	9,818	2,788
Small business	9,761	7,313
Other	881	1,815
Total other loans originated	20,460	11,916

Less:
Principal and other reductions	6,299	6,622
Sales	6,141	1,518

At end of period	$26,158	$13,601

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

(Dollars in thousands)	September 30, 2005	December 31, 2004

Non-accrual mortgage loans	$1,704	$659
Other non-accrual loans	325	252
Total non-accrual loans	2,029	911

Mortgage loans 90 days or more delinquent
and still accruing	-	-
Other loans 90 days or more delinquent
and still accruing	-	-
Total non-performing loans	2,029	911

Real estate owned (foreclosed real estate)	-	-

Total non-performing assets	$2,029	$911

Non-performing loans to gross loans	0.11%	0.06%
Non-performing loans to total assets	0.09%	0.04%

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2005	2004
Balance at beginning of period	$6,533	$6,553

Provision for loan losses	-	-

Loans charged-off:
Multi-family residential	-	-
Commercial real estate	-	-
One-to-four family – mixed-use property	-	-
One-to-four family – residential	-	-
Construction	-	-
Co-operative apartments	-	-
Commercial business and other loans	(89)	(9)
Total loans charged-off	(89)	(9)

Recoveries:
Mortgage loans	3	2
Other loans	12	-
Total recoveries	15	2

Net charge-offs	(74)	(7)
Balance at end of period	$6,459	$6,546

Ratio of net charge-offs during the period to
average loans outstanding during the period	-%	-%
Ratio of allowance for loan losses to loans at end of period	0.35%	0.45%
Ratio of allowance for loan losses to non-performing
assets at end of period	318.27%	145.76%
Ratio of allowance for loan losses to non-performing
loans at end of period	318.27%	145.76%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2005.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2005	1,958	$18.99	-	786,350
August 1 to August 31, 2005	-	-	-	786,350
September 1 to September 30, 2005	-	-	-	786,350
Total	1,958	$18.99	-

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended September 30, 2005, the Company purchased 1,958 common shares from employees, at an average cost of $18.99, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

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

Flushing Financial Corporation,

Dated: November 4, 2005	By: /s/ John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 4, 2005	By: /s/ David W. Fry
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