Form 10-K
period 2005-12-31
FLUSHING FINANCIAL CORP
filed 2006-03-16
CIK 923139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐ Yes ☒  No

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒  No

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐  No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Large accelerated filer ☐      Accelerated filer ☒       Non-accelerated filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒  No

                As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $335,811,000. This figure is based on the closing price on that date on the Nasdaq National Market for a share of the registrant’s Common Stock, $0.01 par value, which was $18.40.

                The number of shares of the registrant’s Common Stock outstanding as of February 28, 2006 was 19,424,859 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2006 are incorporated herein by reference in Part III.

i

ii

iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

                Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — General — Allowance for Loan Losses” and “Business — General — Market Area and Competition” in Item 1 below, “Risk Factors” in Item 1A below, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I

Item 1.        Business.

GENERAL

Overview

                Flushing Financial Corporation (the “Holding Company”) is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the “Bank”). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time the Holding Company acquired all of the stock of the Bank. The primary business of the Holding Company at this time is the operation of its wholly owned subsidiary, the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank. Flushing Financial Corporation’s common stock is traded on the NASDAQ National Market under the symbol “FFIC.”

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

                Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Holding Company, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). At December 31, 2005, the Company had total assets of $2.4 billion, deposits of $1.4 billion and stockholders’ equity of $176.5 million.

                The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other loans, including construction loans, Small Business Administration (“SBA”) loans and other small business and consumer loans. The Bank’s revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank’s primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The

Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

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

                On December 21, 2005, the Company announced the signing of a definitive agreement to acquire Atlantic Liberty Financial Corporation (“Atlantic Liberty”), and its subsidiary Atlantic Liberty Savings, FA, based in Brooklyn, New York. Under the terms of the agreement, Atlantic Liberty’s shareholders may elect to receive $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. The transaction has an aggregate value of approximately $41.9 million, based on the Holding Company’s share price at the close of business on December 20, 2005.

                Atlantic Liberty operates two branches in prime areas of Brooklyn, New York. As of December 31, 2005, Atlantic Liberty had total assets of $177.0 million, loans of $121.3 million, deposits of $103.9 million and shareholders’ equity of $28.4 million. The Holding Company expects the transaction to be accretive to both earnings per share and tangible book value per share. The transaction will provide the Bank with a presence on Montague Street and on Avenue J in Brooklyn, two highly attractive markets.

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

Market Area and Competition

                The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank’s main office is in Flushing, New York, located in the Borough of Queens. It currently operates out of its main office and eight branch offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. The Bank maintains its executive offices in Lake Success in Nassau County, New York. Substantially all of the Bank’s mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, real estate values in the New York City metropolitan area have been relatively stable or increasing, which has favorably impacted the Bank’s asset quality. See “— Asset Quality” and “Risk Factors – Local Economic Conditions” included in Item 1A of this Annual Report. There can be no assurance that the stability of these economic factors will continue.

                The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The future earnings prospects of the Bank will be affected by the Bank’s ability to compete effectively with other financial institutions and to implement its business strategies. See “Risk Factors – Competition” included in Item 1A of this Annual Report.

                For a discussion of the Company’s business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

                Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, the Bank also offers SBA loans, other small business loans and consumer loans. Substantially all the Bank’s mortgage loans are secured by properties located within the Bank’s market area. At December 31, 2005, the Bank had gross loans outstanding of $1,879.9 million (before the allowance for loan losses and net deferred costs).

                Beginning in late 2001, the Bank shifted its focus from originating one-to-four family residential property mortgage loans to the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. From December 31, 2001 to December 31, 2005, multi-family residential mortgage loans increased $418.4 million, or 113.2%, commercial real estate mortgage loans increased $184.7 million, or 86.1%, one-to-four family mixed-use property mortgage loans increased $368.0 million, or 335.1%, while one-to-four family residential property mortgage loans decreased $217.4 million, or 61.8%. The Bank expects to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. The Bank’s marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, the Bank may purchase loans from mortgage bankers and other financial institutions. Loans purchased comply with the Bank’s underwriting standards.

                Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. The Bank’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require the Bank to increase its provision for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Bank has not experienced significant losses in its multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios, and has determined that, at this time, additional provisions are not required.

                The Bank’s mortgage loan portfolio consists of adjustable rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Interest rates charged by the Bank on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by the Bank’s competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by regional and national economic conditions, and the fiscal, monetary and tax policies of the federal government.

                In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of declining interest rates, the Bank may experience refinancing activity in ARM loans, as borrowers show a preference to lock-in the lower rates available on fixed-rate loans. In the case of ARM loans originated by the Bank, volume and adjustment periods are affected by the interest rates and other market factors as discussed above as well as consumer preferences. The Bank has not in the past, nor does it currently, originate ARM loans that provide for negative amortization.

                The Bank’s lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$788,071	41.92%	$646,922	42.61%	$541,837	42.53%	$452,663	38.54%	$369,651	34.45%
Commercial real estate	399,081	21.23	334,048	22.00	290,332	22.79	257,054	21.88	214,410	19.98
One-to-four family -
mixed-use property	477,775	25.42	332,805	21.92	226,225	17.76	170,499	14.51	109,809	10.23
One-to-four family -
residential (1)	134,641	7.17	151,737	10.00	178,474	14.01	262,944	22.38	351,992	32.81
Co-operative apartment (2)	2,161	0.11	3,132	0.21	3,729	0.29	5,205	0.44	6,601	0.62
Construction	49,522	2.63	31,460	2.07	23,622	1.85	17,827	1.52	13,807	1.29

Gross mortgage loans	1,851,251	98.48	1,500,104	98.81	1,264,219	99.23	1,166,192	99.27	1,066,270	99.38

Small Business Administration
loans	9,239	0.49	5,633	0.37	4,931	0.39	4,301	0.37	3,911	0.36

Commercial business and other
loans	19,362	1.03	12,505	0.82	4,894	0.38	4,185	0.36	2,814	0.26

Gross loans	1,879,852	100.00%	1,518,242	100.00%	1,274,044	100.00%	1,174,678	100.00%	1,072,995	100.00%

Unearned loan fees and deferred
costs, net	8,409		4,798		2,030		1,463		787

Less: Allowance for loan losses	(6,385)		(6,533)		(6,553)		(6,581)		(6,585)

Loans, net	$1,881,876		$1,516,507		$1,269,521		$1,169,560		$1,067,197

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2005, gross home equity loans totaled $17.2 million and condominium loans totaled $10.1 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.
4

                The following table sets forth the Bank’s loan originations (including the net effect of refinancings) and the changes in the Bank’s portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,

(In thousands)	2005	2004	2003

Mortgage Loans

At beginning of year	$1,500,104	$1,264,219	$1,166,192

Mortgage loans originated:
Multi-family residential	222,065	203,741	188,242
Commercial real estate	103,090	92,526	89,134
One-to-four family mixed-use property	186,700	136,804	85,336
One-to-four family residential	13,186	17,699	17,412
Co-operative apartment	—	302	35
Construction	46,414	25,923	18,884

Total mortgage loans originated	571,455	476,995	399,043

Mortgage loans purchased:
Multi-family residential	1,009	—	—
One-to-four family mixed-use property	—	—	190
One-to-four family residential	—	—	592

Total mortgage loans purchased	1,009	—	782

Less:
Principal reductions	217,199	233,327	288,916
Mortgage loan sales	4,118	7,783	12,882
Mortgage loan foreclosures	—	—	—

At end of year	$1,851,251	$1,500,104	$1,264,219

SBA, Commercial Business & Other Loans

At beginning of year	$18,138	$9,825	$8,486

Loans originated:
SBA loans	12,249	4,781	5,626
Small business loans	12,410	11,642	2,561
Other loans	1,537	2,172	3,982

Total other loans originated	26,196	18,595	12,169

Less:
Sales	6,630	2,472	4,065
Repayments	8,940	7,794	6,650
Charge-offs	163	16	115

At end of year	$28,601	$18,138	$9,825

                Loan Maturity and Repricing. The following table shows the maturity of the Bank’s commercial mortgage loan, construction loan and non-mortgage loan portfolios at December 31, 2005. Scheduled repayments are shown in the maturity category in which the payments become due.

(In thousands)	Commercial Mortgage Loans	Construction	SBA	Commercial Business and Other	Total

Amounts due within one year	$43,742	$44,461	$1,976	$8,989	$99,168

Amounts due after one year:
One to two years	37,802	4,833	970	6,421	50,026
Two to three years	35,249	228	886	2,015	38,378
Three to five years	66,636	—	1,454	924	69,014
Over five years	215,652	—	3,953	1,013	220,618

Total due after one year	355,339	5,061	7,263	10,373	378,036

Total amounts due	$399,081	$49,522	$9,239	$19,362	$477,204

Sensitivity of loans to changes in
interest rates - loans due
after one year:
Fixed rate loans	$83,202	$3,358	$54	$8,974	$95,588
Adjustable rate loans	272,137	1,703	7,209	1,399	282,448

Total loans due after one year	$355,339	$5,061	$7,263	$10,373	$378,036

                Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $788.1 million, or 41.92% of gross loans, at December 31, 2005. The Bank’s multi-family residential mortgage loans had an average principal balance of $487,000 at December 31, 2005, and the largest multi-family residential mortgage loan held in the Bank’s portfolio had a principal balance of $12.6 million. The Bank offers both fixed-rate and adjustable rate multi-family residential mortgage loans, with maturities up to 30 years.

                In underwriting multi-family residential mortgage loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment. Multi-family residential mortgage loans can be made up to 80% of the appraised value or the purchase price of the property, whichever is less. The Bank generally relies on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. The Bank typically orders an environmental report on its multifamily and commercial real estate loans.

                Loans secured by multi-family residential property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential property is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. Loans secured by multi-family residential property also may involve a greater degree of environmental risk. The Bank seeks to protect against this risk through obtaining an environmental report. See “—Asset Quality — REO.”

                The Bank’s fixed-rate multi-family mortgage loans are originated for terms up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $44.3 million, $23.9 million and $57.8 million of fixed-rate multi-family mortgage loans in 2005, 2004 and 2003, respectively. At December 31, 2005, $213.4 million, or 27.1%, of the Bank’s multi-family mortgage loans consisted of fixed rate loans.

                The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased multi-family ARM loans totaling $178.8 million, $179.8 million and $130.5 million during 2005, 2004 and 2003, respectively. At December 31, 2005, $574.7 million, or 72.9%, of the Bank’s multi-family mortgage loans consisted of ARM loans.

                Commercial Real Estate Lending.  Loans secured by commercial real estate were $399.1 million, or 21.23% of the Bank’s gross loans, at December 31, 2005. The Bank’s commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2005, the Bank’s commercial real estate mortgage loans had an average principal balance of $714,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $11.9 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million. Commercial real estate mortgage loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. Commercial real estate mortgage loans are also made at fixed interest rates for terms of seven, 10 or 15 years.

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

                The Bank’s fixed-rate commercial mortgage loans are originated for terms up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated $17.7 million, $22.1 million and $37.0 million of fixed-rate commercial mortgage loans in 2005, 2004 and 2003, respectively. At December 31, 2005, $103.4 million, or 25.9%, of the Bank’s commercial mortgage loans consisted of fixed rate loans.

                The Bank offers ARM loans with adjustment periods of one to five years and for terms of up to 15 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated commercial ARM loans totaling $85.4 million, $70.5 million and $52.1 million during 2005, 2004 and 2003, respectively. At December 31, 2005, $295.7 million, or 74.1%, of the Bank’s commercial mortgage loans consisted of ARM loans.

                One-to-Four Family Mortgage Lending – Mixed-Use Properties. The Bank offers mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The Bank offers both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $750,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $477.8 million, or 25.42% of gross loans, at December 31, 2005.

                During the three-year period ended December 31, 2005, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2005, one-to-four family mixed-use property mortgage loans amounted to $477.8 million, as compared to $332.8 million at December 31, 2004, $226.2 million at December 31, 2003 and $170.5 million at December 31, 2002, representing an increase of $307.3 million during the three-year period.

                In underwriting one-to-four family mixed-use property mortgage loans, the Bank employs the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

                The Bank’s fixed-rate one-to-four family mixed-use property mortgage loans typically are originated for a term of 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $39.4 million, $22.4 million and $26.7 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2005, 2004 and 2003, respectively. At December 31, 2005, $132.5 million, or 27.7%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of fixed rate loans.

                The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased one-to-four family mixed-use property ARM loans totaling $147.3 million, $114.4 million and $58.8 million during 2005, 2004 and 2003, respectively. At December 31, 2005, $345.3 million, or 72.3%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of ARM loans.

                One-to-Four Family Mortgage Lending – Residential Properties. The Bank offers mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $750,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $136.8 million, or 7.3% of gross loans, at December 31, 2005.

                During the three-year period ended December 31, 2005, interest rates on residential mortgage loans declined, and, at times, were at their lowest levels in over 40 years. As a result of the low interest rates available, the Bank’s existing borrowers have been refinancing their higher costing residential mortgage loans at the current lower rates. The Bank did not actively pursue this refinancing market, but instead focused on higher-yielding mortgage loan products. As a result, the Bank’s portfolio of residential mortgage loans has declined over the three-year period.

                The Bank generally originates residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. The Bank may make residential mortgage loans with loan-to-value ratios of up to 90% of the appraised value of the mortgaged property; however, private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

                The Bank originates residential mortgage loans to self-employed individuals within the Bank’s local community without verification of the borrower’s level of income, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $2.1 million and $3.4 million in loans of this type during 2004 and 2003, respectively. The Bank did not originate any of these loans during 2005.

                The Bank’s fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $0.1 million, $3.6 million and $2.7 million of 15-year fixed-rate residential mortgage loans in 2005, 2004 and 2003, respectively. The Bank also originated and purchased $4.1 million of 30-year fixed rate residential mortgage loans in 2003. The Bank did not originate or purchase any 30-year fixed rate residential mortgages in 2005 and 2004. These loans have been retained to provide flexibility in the management of the Company’s interest rate sensitivity position. At December 31, 2005, $79.4 million, or 58.1%, of the Bank’s residential mortgage loans consisted of fixed rate loans.

                The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased adjustable rate residential mortgage loans totaling $13.1 million, $14.4 million and $11.3 million during 2005, 2004 and 2003, respectively. At December 31, 2005, $57.4 million, or 41.9%, of the Bank’s residential mortgage loans consisted of ARM loans.

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

                Home equity loans are included in the Bank’s portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The Loan Committee approves loans in excess of $300,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2005, home equity loans totaled $17.2 million, or 0.91%, of gross loans.

                Construction Loans.  The Bank’s construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. The Bank also, to a limited extent, finances the construction of commercial real estate. The Bank’s policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. Construction loans outstanding at December 31, 2005 totaled $49.5 million, or 2.63%, of gross loans.

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

                Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $1,500,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.5 million with terms ranging from three to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%. At December 31, 2005, SBA loans totaled $9.2 million, representing 0.49% of gross loans.

                Commercial Business and Other Lending.  The Bank originates other loans for business, personal, or household purposes. Total commercial business and other loans outstanding at December 31, 2005 amounted to $19.4 million, or 1.03% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $2,000,000, with a maximum term of 25 years. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

                Loan Approval Procedures and Authority.  The Bank’s Board-approved lending policies establish loan approval requirements for its various types of loan products. The Bank’s Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $500,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $500,000 to $750,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $750,000. Pursuant to the Bank’s Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $700,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank’s Business Loan Policy, all business loans up to $100,000, SBA loans up to $500,000 and taxi medallion loans up to $650,000 must be approved by the Business Loan Committee, and by the Management Loan Committee. Business loans in excess of $100,000 up to $500,000, and SBA loans in excess of $500,000 up to $1,500,000, must be approved by the Management Loan Committee and the Loan Committee of the Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank’s Construction Loan Policy requires that the Loan or Executive Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank’s written loan policies must be approved by the Loan or Executive Committee or the Bank’s Board of Directors.

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

                Loan Concentrations.  The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “Regulation.” However, it is currently the Bank’s policy not to extend such additional credit. At December 31, 2005, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $23.7 million, $21.0 million and $18.7 million for each of the three borrowers, respectively.

                Loan Servicing.   At December 31, 2005, the Bank was servicing $12.4 million of mortgage loans and $14.5 million of SBA loans for others. The Bank’s policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

                Loan Collection.  When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.

                In the case of mortgage loans, we personally contact the borrower after the loan becomes 30 days delinquent. At that time we attempt to make arrangements with the borrower to either bring the loan to current status or begin making payments according to an agreed upon schedule. For the majority of delinquent loans, the borrower is able to bring the loan current within a reasonable time. When the borrower has indicated that he/she will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if we deem the collateral value to have been impaired, we classify the loan as non-performing. All loans classified as non-performing, which includes all loans past due ninety days or more, are classified as non-accrual unless there is, in management’s opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2005, there was one loan pass due 90 days or more and still accruing interest.

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

                Once we decide to sell a loan, we determine what we would consider to be adequate consideration to be obtained when that loan is sold, based on the facts and circumstances related to that loan. We will then contact investors and brokers, seeking interest in purchasing the loan. We have been successful in finding buyers for our non-performing loans offered for sale that are willing to pay what we consider to be adequate consideration. Terms of the sale include cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. These sales usually close within a reasonably short time period.

                We implemented this strategy of selling non-performing loans during 2003. This has allowed the Bank to optimize its return by quickly converting its non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows the Bank to avoid lengthy and costly legal proceedings that may occur with non-performing loans. The Bank sold eleven delinquent mortgage loans totaling $3.1 million, eleven delinquent mortgage loans totaling $4.3 million, and sixteen delinquent mortgage loans totaling $6.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. The Bank did not realize a gain or loss on any of these mortgage loan sales. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

                On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing rights, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2005, the Bank held $1.4 million of loans that were serviced by others.

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

                The following table sets forth information regarding all non-accrual loans and loans which are 90 days or more delinquent and still accruing, at the dates indicated. During the years ended December 31, 2005, 2004 and 2003, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $103,000, $50,000 and $34,000, respectively. These amounts were not included in the Bank’s interest income for the respective periods.

	At December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Non-accrual loans:
Multi-family residential	$861	$—	$—	$—	$225
Commercial real estate	—	—	—	2,537	—
One-to-four family mixed-use property	—	—	—	—	309
One-to-four family residential	960	659	525	816	1,649
Co-operative apartment	—	—	—	20	20
Construction	—	—	—	—	—

Total non-accrual mortgage loans	1,821	659	525	3,373	2,203
Other non-accrual loans	101	252	157	219	117

Total non-accrual loans	1,922	911	682	3,592	2,320
Loans 90 days or more delinquent
and still accruing	530	—	—	—	—

Total non-performing loans	2,452	911	682	3,592	2,320
Foreclosed real estate	—	—	—	—	93
Investment securities	—	—	—	700	—

Total non-performing assets	$2,452	$911	$682	$4,292	$2,413

Troubled debt restructurings	$—	$—	$—	$—	$—

Non-performing loans to gross loans	0.13%	0.06%	0.05%	0.31%	0.22%
Non-performing assets to total assets	0.10%	0.04%	0.04%	0.26%	0.16%

                Real Estate Owned (REO). The Bank aggressively markets any REO properties, when and if, they are acquired through foreclosure. At December 31, 2005, 2004 and 2003, the Bank did not own any such properties.

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

                In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. During the five-year period ended December 31, 2005, the Bank incurred total net charge-offs of $336,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2001, including significant increases in real estate values. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank has not considered it necessary to provide a provision for loan losses during any of the years in the five-year period ended December 31, 2005. Management has concluded that, during this time period, the allowance was sufficient to absorb losses inherent in the loan portfolio.

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

                Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Accordingly, the Bank did not record a provision for loan losses for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, the total allowance for loan losses was $6.4 million, representing 260.39% of each of non-performing loans and non-performing assets, compared to 717.29% for both of these ratios at December 31, 2004. The Bank continues to monitor and, as necessary, modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

                Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank’s lending area and the value of collateral, or a review and evaluation of the Bank’s loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with these loans, as well as construction loans, could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, the Bank’s allowance for loan losses.

	At and for the years ended December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Balance at beginning of year	$6,533	$6,553	$6,581	$6,585	$6,721

Provision for loan losses	—	—	—	—	—

Loans charged-off:
Multi-family residential	—	—	—	—	(2)
Commercial real estate	—	—	—	—	—
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	—	—	—	—	(1)
Co-operative apartment	—	—	—	—	—
Construction	—	—	—	—	—
Other	(164)	(28)	(155)	(12)	(146)

Total loans charged-off	(164)	(28)	(155)	(12)	(149)

Recoveries:
Mortgage loans	3	3	125	3	6
Other loans	13	5	2	5	7

Total recoveries	16	8	127	8	13

Net charge-offs	(148)	(20)	(28)	(4)	(136)

Balance at end of year	$6,385	$6,533	$6,553	$6,581	$6,585

Ratio of net charge-offs during the year to average loans outstanding during the year	0.01%	0.00%	0.00%	0.00%	0.01%
Ratio of allowance for loan losses to gross loans at end of the year	0.34%	0.43%	0.51%	0.56%	0.61%
Ratio of allowance for loan losses to non-performing loans at the end of the year	260.39%	717.29%	960.86%	183.23%	283.85%
Ratio of allowance for loan losses to non-performing assets at the end of the year	260.39%	717.29%	960.86%	153.34%	272.94%
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

	At December 31,

	2005		2004		2003		2002		2001

Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans

(Dollars in thousands)
Mortgage Loans:

Multi-family residential	$1,216	41.92%	$1,010	42.61%	$1,251	42.53%	$1,286	38.54%	$982	34.45%

Commercial real estate	1,272	21.23	1,715	22.00	2,740	22.79	2,807	21.88	3,007	19.98

One-to-four family mixed-use property	1,544	25.42	1,494	21.92	803	17.76	550	14.51	431	10.23

One-to-four family residential	524	7.17	718	10.00	684	14.01	965	22.38	1,439	32.81

Co-operative apartment	161	0.11	207	0.21	127	0.29	119	0.44	109	0.62

Construction	64	2.63	55	2.07	56	1.85	52	1.52	34	1.29

Gross mortgage loans	4,781	98.48	5,199	98.81	5,661	99.23	5,779	99.27	6,002	99.38

Small Business Administration loans	964	0.49	663	0.37	553	0.39	499	0.37	418	0.36

Commercial business and other loans	640	1.03	671	0.82	339	0.38	303	0.36	165	0.26

Total loans	$6,385	100.00%	$6,533	100.00%	$6,553	100.00%	$6,581	100.00%	$6,585	100.00%

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

                Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, reverse repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. The Company primarily invests in mortgage-backed securities, U. S. government obligations, and mutual funds which purchase these same instruments. These types of investments have limited credit risk as they are backed by the full faith and credit of the U. S. Government.

                The Investment Committee of the Bank and the Company meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

                The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2005, the Company had $337.8 million in securities available for sale which represented 14.4% of total assets. These securities had an aggregate market value at December 31, 2005 that was approximately 1.9 times the amount of the Company’s equity at that date. The cumulative balance of unrealized net losses on securities available for sale was $5.0 million, net of taxes, at December 31, 2005. As a result of the magnitude of the Company’s holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

                At December 31, 2005, the Company’s investment in Shay Assets Management, Inc. mutual funds was $19.8 million, or 11.2% of the Company’s equity. There are no other issuer’s securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company’s equity.

                The table below sets forth certain information regarding the amortized cost and market values of the Company’s and Bank’s securities portfolio, interest bearing deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,

	2005		2004		2003

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$10,942	$10,911	$12,866	$12,868	$27,621	$27,784
Corporate debentures	—	—	—	—	1,000	1,035

Total bonds and other debt securities	10,942	10,911	12,866	12,868	28,621	28,819

Mutual funds	20,296	19,767	20,600	20,352	20,003	19,873

Equity securities:
Common stock	619	619	779	1,416	243	1,384
Preferred stock	5,493	5,270	5,600	5,480	6,211	6,240

Total equity securities	6,112	5,889	6,379	6,896	6,454	7,624

Mortgage-backed securities:
FNMA	152,412	147,802	217,278	215,657	256,705	255,858
REMIC and CMO	91,369	89,561	89,416	89,164	103,838	103,932
FHLMC	57,470	55,735	78,453	78,094	95,794	95,524
GNMA	7,789	8,096	12,043	12,714	22,901	24,079

Total mortgage-backed securities	309,040	301,194	397,190	395,629	479,238	479,393

Total securities available for sale	346,390	337,761	437,035	435,745	534,316	535,709

Interest-bearing deposits and Federal funds sold	4,396	4,396	1,186	1,186	6,927	6,927

Total	$350,786	$342,157	$438,221	$436,931	$541,243	$542,636

                Mortgage-backed securities. At December 31, 2005, the Company had $301.2 million invested in mortgage-backed securities, of which $24.8 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

The following table sets forth the Company’s mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,

	2005	2004	2003

	(In thousands)
Balance at beginning of year	$395,629	$479,393	$319,255

Purchases of mortgage-backed securities	29,627	53,649	396,742

Amortization of unearned premium, net of accretion of unearned discount	(1,219)	(1,851)	(2,976)

Net change in unrealized losses on mortgage-backed securities available for sale	(6,285)	(1,716)	(7,178)

Sales of mortgage-backed securities	(28,643)	(15,634)	(36,027)

Principal repayments received on mortgage-backed securities	(87,915)	(118,212)	(190,423)

Net (decrease) increase in mortgage-backed securities	(94,435)	(83,764)	160,138

Balance at end of year	$301,194	$395,629	$479,393

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

                The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company’s debt and equity securities at December 31, 2005. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company carries these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities

	Amor- tized Cost	Weigh- ted Average Yield	Amor- tized Cost	Weigh- ted Average Yield	Amor- tized Cost	Weigh- ted Average Yield	Amor- tized Cost	Weigh- ted Average Yield	Average Remain- ing Years to Maturity	Amor- tized Cost	Esti- mated Fair Value	Weigh- ted Ave- rage Yield

	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$—	—%	$4,998	3.00%	$5,944	4.15%	$—	—%	5.44	$10,942	$10,911	3.62%

Total bonds and other debt securities	—	—	4,998	3.00	5,944	4.15	—	—	5.44	10,942	10,911	3.62

Mutual funds	20,296	4.12	—	—	—	—	—	—	N/A	20,296	19,767	4.12

Equity securities:
Common stock	619	7.80	—	—	—	—	—	—	N/A	619	619	7.80
Preferred stock	4,813	5.63	180	7.48	—	—	500	9.75	N/A	5,493	5,270	6.07

Total equity securities	5,432	5.88	180	7.48	—	—	500	9.75	N/A	6,112	5,889	6.25

Mortgage-backed securities:
FNMA	—	—	4,281	4.61	5,364	5.77	142,767	4.82	16.21	152,412	147,802	4.85
REMIC and CMO	—	—	—	—	1,279	4.08	90,090	4.63	19.07	91,369	89,561	4.62
FHLMC	—	—	11,859	4.02	727	5.89	44,884	4.57	14.88	57,470	55,735	4.47
GNMA	—	—	—	—	—	—	7,789	7.33	22.57	7,789	8,096	7.33

Total mortgage-backed securities	—	—	16,140	4.18	7,370	5.49	285,530	4.79	16.97	309,040	301,194	4.77

Interest-bearing deposits	4,396	3.97	—	—	—	—	—	—	N/A	4,396	4,396	3.97

Total securities	$30,124	4.41%	$21,318	3.93%	$13,314	4.89%	$286,030	4.80%	16.57	$350,786	$342,157	4.71%

Sources of Funds

                General.  Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company’s primary sources of funds for lending, investing and other general purposes.

                Deposits.  The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits principally consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its nine full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

                The Bank’s core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. The Bank has seen an increase in its deposits in each of the past three years. During 2003, the nation’s economy began to expand, with the growth continuing in 2004 and 2005. Despite the improvement in the stock market during 2004 and 2005, the Bank saw an increase in it’s due to depositors during 2005 of $171.5 million. The Federal Reserve began increasing short-term interest rates in the second half of 2004, and continued increasing short-term rates throughout 2005. The Bank has responded by increasing interest rates paid on savings, money market and certificate of deposit accounts. While new deposits were obtained at rates that were higher than the weighted average cost of existing deposits, the Bank believes that by extending the term of new deposits it is better protected against future interest rate increases. The cost of deposits increased to 2.95% in the fourth quarter of 2005 from 2.48% in the fourth quarter of 2004. While we are unable to predict the direction of future interest rate changes, if interest rates continue to rise during 2006, the result will be continued increases in the Company’s cost of deposits, and narrowing the Company’s net interest margin.

                Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $255.3 million, $165.6 million and $124.2 million at December 31, 2005, 2004 and 2003, respectively.

                The Bank utilizes brokered deposits as an additional funding source, with $31.3 million at December 31, 2005. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount, while the detailed records of owners are maintained by the brokerage firms. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks.

                Unlike non-brokered deposits, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.

The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,

	2005			2004			2003

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

	(Dollars in thousands)

Savings accounts	$273,753	18.66%	1.45%	$216,772	16.77%	0.50%	$216,988	18.55%	0.50%
NOW accounts (1)	42,029	2.87	0.50	48,463	3.75	0.50	42,809	3.66	0.50
Demand accounts (1)	58,678	4.00	—	49,540	3.83	—	41,397	3.54	—
Mortgagors’ escrow deposits	19,423	1.32	0.21	16,473	1.27	0.24	11,334	0.97	0.40

Total	393,883	26.85	1.07	331,248	25.62	0.41	312,528	26.72	0.43

Money market accounts	175,247	11.94	2.47	258,235	19.98	1.88	263,621	22.53	1.96

Certificate of deposit accounts with original maturities of:
Less than 6 Months	2,684	0.18	0.74	5,302	0.41	0.75	7,343	0.63	0.95
6 to less than 12 Months	66,965	4.56	3.20	35,147	2.72	1.24	48,970	4.19	1.45
12 to less than 30 Months	412,527	28.11	3.50	312,173	24.15	2.60	244,640	20.91	2.51
30 to less than 48 Months (3)	59,623	4.06	3.41	72,499	5.61	3.36	68,914	5.89	3.72
48 to less than 72 Months (4)	292,380	19.94	4.52	224,491	17.36	4.89	196,001	16.75	5.08
72 Months or more	63,978	4.36	4.95	53,702	4.15	4.96	27,892	2.38	4.38

Total certificate of deposit accounts	898,157	61.21	3.90	703,314	54.40	3.51	593,760	50.75	3.48

Total deposits (2)	$1,467,287	100.00%	2.97%	$1,292,797	100.00%	2.39%	$1,169,909	100.00%	2.32%

(1)	Weighted average nominal rate as of the year end date equals the stated rate offered.

(2)	Included in the above balances are IRA and Keogh deposits totaling $170.9 million, $162.9 million and $144.3 million at December 31, 2005, 2004 and 2003, respectively.

(3)	Includes brokered deposits of $11.5 million, with a maturity of 36 months at December 31, 2005.

(4)	Includes brokered deposits of $19.8 million, with maturities ranging from 48 to 60 months at December 31, 2005.
21

                The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2005.

				At December 31, 2005
	At December 31,
				Within One Year	One to Three Years	Thereafter	Total
	2005	2004	2003

	(In thousands)

Interest rate:
1.99% or less	$70,762	$121,676	$153,206	$60,981	$9,781	$—	$70,762
2.00% to 2.99%	20,044	62,457	87,296	13,440	6,258	346	20,044
3.00% to 3.99%	336,757	297,300	170,966	252,007	55,107	29,643	336,757
4.00% to 4.99% (1)	379,327	118,212	82,245	155,911	99,099	124,317	379,327
5.00% to 5.99%	83,925	42,772	32,260	4,643	16,357	62,925	83,925
6.00% to 6.99%	3,007	35,874	43,332	2,718	289	—	3,007
7.00% to 7.99%	4,335	25,023	24,455	370	3,965	—	4,335

Total	$898,157	$703,314	$593,760	$490,070	$190,856	$217,231	$898,157

(1) Includes brokered deposits of $31.3 million at December 31, 2005.

                The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2005 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$36,418	3.21%
Over three through six months	22,551	3.43
Over six through 12 months	96,788	4.09
Over 12 months	99,574	4.53

Total	$255,331	4.08%

The above table does not include brokered deposits of $31.3 million with a weighted average rate of 4.56%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, of the Bank for the periods indicated.

	For the year ended December 31,

	2005	2004	2003

	(In thousands)
Net deposits	$139,833	$93,916	$130,563
Interest credited on deposits	34,657	28,972	27,521

Net increase in deposits	$174,490	$122,888	$158,084

                The following table sets forth the distribution of the Bank’s average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	For the years ended December 31,

	2005			2004			2003

	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost

	(Dollars in thousands)
Savings accounts	$241,121	17.98%	0.92%	$218,336	17.43%	0.50%	$217,435	19.62%	0.74%

NOW accounts	43,133	3.22	0.50	44,103	3.52	0.50	40,483	3.65	0.63

Demand accounts	52,017	3.88	—	45,093	3.60	—	36,054	3.25	—

Mortgagors’ escrow deposits	27,337	2.04	0.21	20,482	1.64	0.24	15,018	1.36	0.40

Total	363,608	27.12	0.69	328,014	26.19	0.42	308,990	27.88	0.62

Money market accounts	228,818	17.06	2.27	279,952	22.36	1.83	229,141	20.67	2.08

Certificate of deposit accounts	748,747	55.82	3.60	644,328	51.45	3.49	570,208	51.45	3.65

Total deposits	$1,341,173	100.00%	2.58%	$1,252,294	100.00%	2.31%	$1,108,339	100.00%	2.48%

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank also uses borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company’s consolidated financial statements. In addition, the Trust issued $20.0 million of floating rate capital securities in July 2003, which were also reflected as a liability in the Company’s consolidated financial statements through December 31, 2003. The Trust had invested the proceeds of the issuance of the capital securities and its common stock in $20.6 million of junior subordinated debentures issued by the Holding Company. Effective January 1, 2004, the Trust was deconsolidated, and the consolidated financial statements include the junior subordinated debentures from that date forward. The average cost of borrowed funds was 4.33%, 4.01% and 4.70% for 2005, 2004 and 2003, respectively. The average balances of borrowed funds were $683.0 million, $580.6 million and $524.9 million for the same years, respectively.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated.

	At or for the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$210,174	$194,610	$121,338
Maximum amount outstanding at any month
end during the period	213,900	213,900	163,900
Balance outstanding at the end of period	178,900	213,900	163,900
Weighted average interest rate during the period	4.25%	4.23%	5.20%
Weighted average interest rate at end of period	4.43	4.22	4.21

FHLB-NY Advances
Average balance outstanding	$452,246	$365,321	$383,533
Maximum amount outstanding at any month
end during the period	524,198	399,240	429,251
Balance outstanding at the end of period	490,191	350,217	394,242
Weighted average interest rate during the period	4.23%	3.82%	4.52%
Weighted average interest rate at end of period	4.40	3.90	3.74

Other Borrowings
Average balance outstanding	$20,619	$20,619	$20,000
Maximum amount outstanding at any month
end during the period	20,619	20,619	20,000
Balance outstanding at the end of period	20,619	20,619	20,000
Weighted average interest rate during the period	7.21%	5.13%	5.07%
Weighted average interest rate at end of period	7.80	5.72	4.80

Total Borrowings
Average balance outstanding	$683,039	$580,550	$524,871
Maximum amount outstanding at any month
end during the period	758,717	614,749	578,142
Balance outstanding at the end of period	689,710	584,736	578,142
Weighted average interest rate during the period	4.33%	4.01%	4.70%
Weighted average interest rate at end of period	4.51	4.08	3.91

Subsidiary Activities

                At December 31, 2005, the Holding Company had two wholly owned subsidiaries: the Bank and the Trust. In addition, the Bank had three wholly owned subsidiaries: FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”) and Flushing Service Corporation.

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

                (b)           FPFC was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. FPFC also provides an additional vehicle for access by the Company to the capital markets for future opportunities.

                (c)           Flushing Service Corporation was formed in 1998 to market insurance products and mutual funds.

Personnel

                At December 31, 2005, the Bank had 203 full-time employees and 61 part-time employees. None of the Bank’s employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Omnibus Incentive Plan

                The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2005, there are 219,086 shares available under the full value award plan and 751,912 shares under the non-full value plan. The Company has applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remain outstanding as issued. The Company will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years. The Omnibus Plan increased the annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. Prior to the approval of the 2005 Omnibus Plan non-employee directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options. This change is expected to provide an expense benefit beginning in 2006 when we will be required to expense stock options grants.

                For additional information concerning this plan, see “Note 9 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

Holding Company Regulation

                The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. See “—Restrictions on Dividends and Capital Distributions.”

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

                As a unitary savings and loan holding company, the Company currently is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender (“QTL”) test. See “—Qualified Thrift Lender Test.” Upon any non-supervisory acquisition by the Company of another savings association or savings bank, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

Investment Powers

                The Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of total assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of total assets. In addition, the Bank may invest up to 3% of its total assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain government-sponsored enterprises, such as FHLMC and FNMA, the Bank generally is not permitted to make equity investments. See “— General — Investment Activities.” A service corporation in which the Bank may invest is permitted to engage in activities that a federal savings bank may conduct directly, other than taking deposits, as well as certain activities pre-approved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

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

Loans-to-One Borrower Limits

                The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2005, the largest amount the Bank could lend to one borrower was approximately $25.0 million, and at that date, the Bank’s largest aggregate amount of loans-to-one borrower was $23.7 million, all of which were performing according to their terms. See “— General — Lending Activities.”

Insurance of Accounts

                The deposits of the Bank are insured up to $100,000 per depositor (as defined by federal law and regulations) by the FDIC. Approximately 93.11% of the Bank’s deposits are presently insured by the FDIC under the Bank Insurance Fund (“BIF”). The remainder are insured by the FDIC under the Savings Association Insurance Fund (“SAIF”). The deposits insured under the SAIF are a result of those acquired in the acquisition of New York Federal Savings Bank in 1997. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

                The FDIC utilizes a risk-based deposit insurance assessment system. Under this system, the FDIC assigns each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories are then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created results in nine assessment risk classifications. As of December 31, 2005, the annual FDIC assessment rate for BIF and SAIF member institutions varied from 0.00% to 0.27% per annum per $100 of deposits. At December 31, 2005, the Bank’s annual assessment rate was 0.00%. The Bank’s assessment rate in effect from time to time will depend upon the capital category and supervisory subcategory to which the Bank is assigned by the FDIC. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates for BIF and SAIF members to the extent necessary to protect the BIF and SAIF and, under current law, would be required to increase such rates to $0.23 per $100 of deposits if the BIF or SAIF reserve ratio falls below the required 1.25%. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

                On February 8, 2006, as part of the Deficit Reduction Act of 2005, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Act”) was enacted. The Deposit Act requires the FDIC to merge the BIF and SAIF into a new Deposit Insurance Fund (“DIF”) no later than July 1, 2006. The FDIC is also required to propose regulations to implement the Deposit Act’s provisions. These regulations must be finalized by November 5, 2006. Other major provisions of the Deposit Act include: (1) maintaining basic deposit insurance coverage at $100,000, and increasing deposit insurance coverage to $250,000 for certain retirement accounts, with increases for inflation each five years beginning in 2011, (2) giving the FDIC flexibility to manage the insurance fund by setting the designated reserve ratio between 1.15% and 1.50% (thereby eliminating the 1.25% trigger), (3) requiring all banks to be assessed premiums, (4) providing a one-time assessment credit of $4.7 billion to banks and savings institutions in existence on December 31, 1996, that capitalized the FDIC in the 1990s to offset future premiums under a new risk-based assessment system, and (5) imposing a cap on the growth of the insurance fund by requiring a premium dividend to institutions when certain levels of the DIF are exceeded.

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

                On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act requires BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and requires BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $179,000, $178,000 and $166,000 for its share of the interest due on FICO bonds in 2005, 2004 and 2003, respectively.

Qualified Thrift Lender Test

                Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2005, the Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

                Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2005, the Bank had $33.7 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

                As a member, the Bank is mandated to purchase and maintain membership stock in the FHLB-NY based on the asset size of the Bank. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2005, the Bank was required to maintain $29.6 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

                Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Bank’s total assets for the year ended December 31, 2005, the Bank’s OTS assessments were $361,000 for that period.

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

Brokered Deposits

                The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate which can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-

capitalized institution, may accept brokered deposits. At December 31, 2005, the Bank had $31.3 million in brokered deposit accounts.

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

                The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2005, the Bank’s capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

                Tangible Capital Requirement.  Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 2005, the Bank had $3.9 million in goodwill which was classified as an intangible asset. The Bank had no purchased mortgage servicing rights. At that date, the Bank’s tangible capital ratio was 7.14%.

                In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

                Leverage and Core Capital Requirement.  The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2005, the Bank’s core capital ratio was 7.14%.

                OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2005, the Bank had $211,000 in capitalized mortgage servicing rights and no purchased credit card receivables.

                Risk-Based Requirement.  The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2005, the Bank’s risk-based capital ratio was 12.12%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

Federal Reserve System

                The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2005, the Bank was in compliance with these requirements.

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

Gramm-Leach-Bliley Act

                The Gramm-Leach-Bliley Act (the “Modernization Act”) was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with non-banking firms, but “grandfathers” existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See “— Holding Company Regulation.” Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible. Management believes the Modernization Act has led to some consolidation in the financial services industry and could lead to further consolidation, which, if completed, would likely result in an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in further changes in the competitive environment in the Bank’s market area or otherwise impact the Bank or the Holding Company.

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

                The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2005, the Bank met the criteria to be considered a “well capitalized” institution.

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

                In furtherance of the 2002 Act, the SEC has issued new rules. Compliance with these new rules, and the related corporate governance rules adopted by NASDAQ with the approval of the SEC, has, and will continue to, increase costs to the Company, including, but not limited to, fees to our independent accountants, consultants, legal fees and Board service fees, and may require additions to staff. To date, compliance with the 2002 Act has not had a material effect on the Company results of operations. We cannot assure you that compliance with the 2002 Act and its regulations will not have a material effect on the business or operations of the Company in the future.

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

Item 1A.     Risk Factors.

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

                Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancings may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offset the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the Company’s level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. See “— Local Economic Conditions.”

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

                In addition, the Bank, from time-to-time, originates one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. These loans are not as readily saleable in the secondary market as the Bank’s other fully underwritten loans, either as whole loans or when pooled or securitized.

                 There can be no assurance that the Bank will be able to successfully implement its business strategies with respect to these higher-yielding loans. In assessing the future earnings prospects of the Bank, investors should consider, among other things, the Bank’s level of origination of one-to-four family residential mortgage loans (including loans originated without verifying the borrowers income), the Bank’s emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, and the greater risks associated with such loans. See “Business — Lending Activities” in Item 1 of this Annual Report.

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

Local Economic Conditions

                The Company’s operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During 2005, the nation’s economy was generally considered to be expanding. Yet world events, particularly the “War on Terror” and the level of oil prices, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

                A decline in the local economy, national economy or metropolitan area real estate market could adversely affect the financial condition and results of operations of the Company, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors could require additions to the allowance for loan losses in future periods above those currently maintained. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of the Bank’s loan collateral, and (4) future review and evaluation of the Bank’s loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Loan Losses” in Item 1 of this Annual Report.

Legislation and Proposed Changes

                From time to time, legislation is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank or the Company. For a discussion of regulations affecting the Company, see “Business —Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

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

Item 1B.     Unresolved Staff Comments.

                None.

Item 2. Properties. The Bank conducts its business through nine full-service offices. The Company’s executive offices are located in Lake Success, in Nassau County, NY.

Office	Leased or Owned	Date Leased or Acquired	Lease Expiration Date	Net Book Value at December 31, 2005

Corporate Headquarters
1979 Marcus Avenue, Suite E140
Lake Success, N.Y. 11042	Leased	2004	3/31/2015	$1,312,088
Main Office Branch
144-51 Northern Boulevard
Flushing, N.Y. 11354	Owned	1972	N/A	2,261,296
Broadway Branch
159-18 Northern Boulevard
Flushing, N.Y. 11358	Owned	1962	N/A	728,886
Auburndale Branch
188-08 Hollis Court Boulevard
Flushing, N.Y. 11358	Owned	1991	N/A	734,683
Springfield Branch
61-54 Springfield Boulevard
Bayside, N.Y. 11364	Leased	1991	11/30/2006	93,926
Bay Ridge Branch
7102 Third Avenue
Brooklyn, N.Y. 11209	Owned	1991	N/A	343,051
Irving Place Branch
33 Irving Place
New York, N.Y. 10003	Leased	1991	11/30/2011	144,239
New Hyde Park Branch
661 Hillside Avenue
New Hyde Park, N.Y. 11040	Leased	1971	12/31/2011	231,850
Kissena Branch
44-43 Kissena Boulevard
Flushing, N.Y. 11355	Leased	2000	4/30/2010	278,539
Bell Boulevard Branch (1)
42-11 Bell Boulevard
Bayside, N.Y. 11361	Leased	2005	11/30/2020	298,273
Astoria Branch
31-16 30th Avenue
Astoria, N.Y. 11102	Leased	2003	10/31/2013	811,031

Total premises and equipment, net				$7,237,862

(1) New location currently under renovation - Spring 2006 opening anticipated

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

Item 4.    Submission of Matters to a Vote of Security Holders.

                None.

PART II

Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                Flushing Financial Corporation Common Stock is traded on the NASDAQ National Market® under the symbol “FFIC”. As of December 31, 2005, the Company had approximately 674 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The Company’s stock closed at $15.57 on December 30, 2005. The following table shows the high and low sales price of the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2005			2004

	High	Low	Dividend	High	Low	Dividend

First Quarter	$20.23	$17.17	$0.10	$19.50	$17.57	$0.08
Second Quarter	18.75	15.55	0.10	18.93	16.35	0.09
Third Quarter	19.65	15.87	0.10	19.19	16.48	0.09
Fourth Quarter	17.52	13.95	0.10	21.50	18.80	0.09

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended December 31, 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

October 1 to October 31, 2005	11,700	$15.62	11,700	774,650
November 1 to November 30, 2005	—	—	—	774,650
December 1 to December 31, 2005	156	16.20	—	774,650

Total	11,856	$15.63	11,700	774,650

                During the quarter ended December 31, 2005, the Company purchased 156 common shares from employees, at an average cost of $16.20, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

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

Item 6. Selected Financial Data.

At or for the years ended December 31,	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$2,353,208	$2,058,044	$1,910,751	$1,652,958	$1,487,529
Loans, net	1,881,876	1,516,507	1,269,521	1,169,560	1,067,197
Securities available for sale	337,761	435,745	535,709	358,984	305,539
Real estate owned, net	—	—	—	—	93
Deposits	1,467,287	1,292,797	1,169,909	1,011,825	828,582
Borrowed funds	689,710	584,736	578,142	493,164	513,435
Stockholders’ equity	176,467	160,653	146,762	131,386	133,387
Book value per share (1)(2)	$9.07	$8.35	$7.61	$6.95	$6.59

Selected Operating Data
Interest and dividend income	$132,439	$118,724	$112,339	$106,906	$101,899
Interest expense	64,229	52,233	52,176	54,564	59,702

Net interest income	68,210	66,491	60,163	52,342	42,197
Provision for loan losses	—	—	—	—	—

Net interest income after provision
for loan losses	68,210	66,491	60,163	52,342	42,197
Non-interest income:
Net (losses) gains on sales of securities
and loans	(45)	206	329	(4,158)	321
Other income	6,692	5,737	5,956	5,667	5,737

Total non-interest income	6,647	5,943	6,285	1,509	6,058
Non-interest expense	36,264	35,389	31,226	27,621	24,457

Income before income tax provision	38,593	37,045	35,222	26,230	23,798
Income tax provision	15,051	14,396	13,544	9,967	8,869

Net income	$23,542	$22,649	$21,678	$16,263	$14,929

Basic earnings per share (2)(3)	$1.34	$1.30	$1.27	$0.93	$0.81
Diluted earnings per share (2)(3)	$1.31	$1.25	$1.22	$0.90	$0.78
Dividends declared per share (2)	$0.40	$0.35	$0.28	$0.24	$0.21
Dividend payout ratio	29.9%	26.9%	22.0%	25.7%	25.4%

(Footnotes on the following page)
40

At or for the years ended December 31,	2005		2004		2003		2002		2001

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	1.07%		1.13%		1.21%		1.03%		1.06%
Return on average equity	14.27		14.97		15.93		12.57		11.52
Average equity to average assets	7.47		7.56		7.57		8.22		9.19
Equity to total assets	7.50		7.81		7.68		7.95		8.97
Interest rate spread	3.03		3.30		3.37		3.32		2.89
Net interest margin	3.24		3.49		3.56		3.55		3.20
Non-interest expense to average assets	1.64		1.77		1.74		1.76		1.74
Efficiency ratio	48.03		48.79		47.00		47.41		50.06
Average interest-earning assets to average interest-bearing liabilities	1.07	x	1.07	x	1.06	x	1.06	x	1.07	x

Regulatory capital ratios: (4)
Tangible capital	7.14%		7.89%		8.00%		7.74%		7.32%
Core capital	7.14		7.89		8.00		7.74		7.32
Total risk-based capital	12.12		14.01		15.12		14.27		13.58

Asset quality ratios:
Non-performing loans to gross loans (5)	0.13%		0.06%		0.05%		0.31%		0.22%
Non-performing assets to total assets (6)	0.10		0.04		0.04		0.26		0.16
Net charge-offs to average loans	0.01		—		—		—		0.01
Allowance for loan losses to gross loans	0.34		0.43		0.51		0.56		0.61
Allowance for loan losses to total non-performing assets (6)	260.39		717.29		960.86		153.34		272.94
Allowance for loan losses to total non-performing loans (5)	260.39		717.29		960.86		183.23		283.85

Full-service customer facilities	9		10		11		10		10

(1)	Calculated by dividing stockholders’ equity of $176.5 million and $160.7 million at December 31, 2005 and 2004, respectively, by 19,465,844 and 19,232,248 shares outstanding at December 31, 2005 and 2004, respectively.

(2)	Per share data has been adjusted for the three-for-two stock split distributed on December 15, 2003 in the form of a stock dividend.

(3)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share. Unvested restricted stock and unvested restricted stock unit awards are not included in basic earnings per share calculations, but are included in diluted earnings per share calculations.

(4)	The Bank exceeded all minimum regulatory capital requirements during the periods presented.

(5)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.

(6)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.
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

                The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (“Trust”). During 2002, the Trust issued $20.0 million of floating rate capital securities. The Trust invested the proceeds from the sale of the capital securities, and the issuance of its common stock, in $20.6 million of junior subordinated debentures issued by the Holding Company. Prior to 2004, the Trust was included in the consolidated financial statements. Effective January 1, 2004, the Trust is no longer included in the consolidated financial statements as the Holding Company does not have sufficient equity at risk, as defined in FASB Interpretation No. 46R.

                The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

                 Michael J. Hegarty, President and Chief Executive Officer, retired effective June 30, 2005. Mr. Hegarty had served in these positions since October 1998. He has continued on as a member of the Board of Directors of the Holding Company and the Bank. John R. Buran, who joined the Company in January 2001 as Executive Vice President and Chief Operating Officer, succeeded Mr. Hegarty as President and Chief Executive Officer.

                On December 21, 2005, the Company announced the signing of a definitive agreement to acquire Atlantic Liberty Financial Corporation (“Atlantic Liberty”), and its subsidiary Atlantic Liberty Savings, FA, based in Brooklyn, New York. Under the terms of the agreement, Atlantic Liberty’s shareholders may elect to receive $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. The transaction has an aggregate value of approximately $41.9 million, based on the Holding Company’s share price at the close of business on December 20, 2005.

                Atlantic Liberty operates two branches in prime areas of Brooklyn, New York. As of December 31, 2005, Atlantic Liberty had total assets of $177.0 million, loans of $121.3 million, deposits of $103.9 million and shareholders’ equity of $28.4 million. The Holding Company expects the transaction to be accretive to both earnings per share and tangible book value per share. The transaction will provide the Bank with a presence on Montague Street and on Avenue J in Brooklyn, two highly attractive markets.

Overview

                The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations and borrowings, primarily in (1) originations and purchases of multi-family residential, commercial real estate and one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units) mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency backed securities, corporate fixed-income securities and other marketable securities. The Company also originates certain other loans, including construction loans, Small Business Administration loans, other small business loans and consumer loans.

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

                Management Strategy.  Management’s strategy is to continue the Bank’s focus as an institution serving consumers and businesses in its local markets. In furtherance of this objective, the Company intends to (1) continue its emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) maintain asset quality, (3) manage deposit growth and maintain a low cost of funds, (4) cross selling to its lending and deposit customers, (5) manage interest rate risk, (6) explore new business opportunities, and (7) manage capital. There can be no assurance that the Company will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

                Multi-Family Residential, Commercial Real Estate and One-to-Four Family Lending.  In recent years, the Company has emphasized the origination of higher-yielding mortgage loan products. Market interest rates on mortgage loans began to rise during 2005. As a result, the Bank saw a reduction in borrowers seeking to refinance their mortgages, as compared to the prior three years. The Company has focused its origination efforts on higher-yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. The Company expects to continue this emphasis on higher-yielding mortgage loan products.

The following table shows loan originations and purchases during 2005, and loan balances as of December 31, 2005.

	Loan Originations and Purchases	Loan Balances December 31, 2005	Percent of Gross Loans

	(Dollars in thousands)
Multi-family residential	$223,074	$788,071	41.92%
Commercial real estate	103,090	399,081	21.23
One-to-four family — mixed-use property	186,700	477,775	25.42
One-to-four family — residential	13,186	134,641	7.17
Construction	46,414	49,522	2.63
Co-operative apartment	—	2,161	0.11
Small Business Administration	12,249	9,239	0.49
Commercial Business and Other	13,947	19,362	1.03

Total	$598,660	$1,879,852	100.00%

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

                Maintain Asset Quality.  By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $148,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively. The Company has maintained the strength of its loan portfolio, as evidenced by the Company’s ratio of its allowance for loan losses to non-performing loans of 260.39% and 717.29% at December 31, 2005 and 2004, respectively. The Company seeks to maintain its loans in performing status through, among other things, strict collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, management reviews the quality of loans and reports to the Loan Committee of the Board of Directors of the Bank on a monthly basis. From time to time, the Company has sold and may continue to make sales of delinquent mortgage loans. The Bank sold eleven delinquent mortgage loans totaling $3.1 million and eleven delinquent mortgage loans totaling $4.3 million during the years ended December 31, 2005 and 2004, respectively. The terms of these loan sales included cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. The Bank did not incur any gains or losses in connection with these sales. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $2.5 million and $0.9 million at December 31, 2005 and 2004, respectively. Non-performing assets as a percentage of total assets were 0.10% and 0.04% at December 31, 2005 and 2004, respectively.

                Managing Deposit Growth and Maintaining Low Cost of Funds.  The Company has a relatively stable retail deposit base drawn from its market area through its nine full-service offices. Although the Company seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Company also seeks to keep deposit growth within reasonable limits and its strategic plan. The Company may also obtain deposits through brokers. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. The Company generally relies on its deposit base as its principal source of funding. However, the Bank is a member of the FHLB-NY, which provides it with a source of borrowing. In addition, the Bank utilizes reverse purchase agreements, established with other financial institutions. These borrowings help the Company fund asset growth and increase net interest income. During 2005, the Company realized an increase in due to depositors of $171.5 million and an increase in borrowed funds of $105.0 million.

                Cross Selling to its Lending and Deposit Customers.  The Company has a significant portion of its lending and deposit customers who do not have both their loans and deposits with the Bank. The Bank intends to focus on obtaining additional deposits from its lending customers, and originating additional loans with its deposit customers. Product offerings will be expanded to provide the services these customers are seeking. Employees have been identified who have been assigned the responsibility to pursue obtaining these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

                Managing Interest Rate Risk.  The Company seeks to manage its interest rate risk by actively reviewing the repricing and maturities of its interest rate sensitive assets and liabilities. The mix of loans originated by the Company (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions. The Company seeks to manage the interest rate risk of the loan portfolio by actively managing its security portfolio and borrowings. By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, the Company has the ability to manage the combined interest rate sensitivity of its assets. See “- Interest Rate Sensitivity Analysis.” Additionally, the Company seeks to balance the interest rate sensitivity of its assets by managing the maturities of its liabilities. During 2005, in response to the low interest rate environment, the Bank extended the maturity of borrowings as they matured, and focused on attracting longer-term certificates of deposit and brokered deposits. Management believes that the interest-rate exposure of the Company has been reduced by implementing these strategies.

              Exploring New Business Opportunities.  The Company has in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches. In December 2005, the Company announced the purchase of Atlantic Liberty Financial Corporation, which will enhance our franchise with two additional branches in Brooklyn and increase our assets by approximately $177 million. The transaction is expected to be completed near the end of the second quarter of 2006, subject to the approval of the shareholders of Atlantic Liberty and regulatory authorities. This transaction is expected to be accretive to both earnings per share and tangible book value per share. The Company has in the past opened new branches. The Company will open a new branch in Bayside, Queens in the spring of 2006. We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve, and will be accretive to earnings.

                Managing Capital. The Bank faces several minimum capital requirements imposed by the OTS. These requirements limit the dividends the Bank is allowed to pay to the Holding Company, and can limit the annual growth of the Bank. As part of the Company’s strategy to find ways to best utilize its available capital, during 2005, Flushing Financial Corporation continued its stock repurchase programs by repurchasing 144,700 shares of its common stock. At December 31, 2005, 774,650 shares remain to be repurchased under the current stock repurchase program. The Company had 1,050 shares held in treasury and 19,465,844 shares outstanding at December 31, 2005.

                Common Stock Split. On November 18, 2003, the Board of Directors of the Company declared a three-for-two stock split of the Company’s common stock in the form of a 50% stock dividend, which was paid on December 15, 2003. Each stockholder received one additional share for every two shares of the Company’s common stock held at the record date, December 1, 2003. Cash was paid in lieu of fractional shares. The Company issued 6,430,058 shares of its common stock, of which 1,011,660 shares had been held as treasury stock. Share and per share amounts in this Annual Report have been restated to reflect this three-for-two stock split paid on December 15, 2003

                Trends and Contingencies. The Company’s operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As interest rates began to rise during 2005, we remained strategically focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

                Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancings tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the Company’s level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

                During 2005, the Federal Reserve continued to increase short term interest rates. However, longer term interest rates remained relatively stable. As a result, the yield curve flattened to the point where there was little difference between the rate on overnight funds and the rate on ten year bonds. This flattening of the yield curve compressed the Company’s net interest margin, as there was a decline in the spread between the rate the Company received on loans originated compared to the rate paid on new deposits. However, since demand remained strong for our higher-yielding loan products, we grew our loan portfolio $365.4 million. We funded this growth with principal payments received on our securities portfolio, deposit growth, and borrowings. At December 31, 2005, we had loans in process of $179.4 million.

                For the year ended December 31, 2005, certificates of deposit increased $194.8 million, while lower costing deposits decreased $23.3 million. To fund the strong demand for our loan products, the growth in deposits was augmented by an increase in borrowed funds of $105.0 million during 2005. The cost of funds rose to 3.49% in the fourth quarter of 2005 from 3.00% in the fourth quarter of 2004.

                As a result of the growth in our higher-yielding loan portfolio, and the decrease in the lower-yielding securities portfolios, the yield on our total interest-earning assets increased 7 basis points during 2005 from 2004. However, primarily as a result of the interest rate increases by the Federal Reserve, the cost of our total interest-bearing liabilities increased 34 basis points. This resulted in a decrease in our interest rate spread of 27 basis points to 3.03% for the year ended December 31, 2005 from 3.30% for the year ended December 31, 2004. The net interest rate margin decreased 25 basis points to 3.24% for the year ended December 31, 2005 from 3.49% for the year ended December 31, 2004. The net interest margin declined to 3.08% in the fourth quarter of 2005 from 3.35% in the fourth quarter of 2004.

                We are unable to predict the direction of future interest rate changes. However, since short-term interest rates have increased without a corresponding increase in long-term interest rates, we may continue to see reductions in our net interest margin. In addition, the cost of our existing deposit accounts, and the cost of obtaining new funds, may continue to increase. Approximately 43% of the Company’s certificates of deposit accounts and borrowed funds reprice or mature during the next year, which may result in an increase in the cost of our interest-bearing liabilities. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities with lower rates do not usually prepay as quickly. A reduction in the level of our mortgagors refinancing their loans would reduce prepayment penalties we receive, resulting in a reduction in the yield on our mortgage portfolio and net interest income. In a rising interest rate environment, this has resulted in our cost of funds increasing more than the yield on our interest-earning assets.

                During 2005, the nation’s economy was generally considered to be expanding. Yet, world events, particularly the “War on Terror” and the level of oil prices, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

Interest Rate Sensitivity Analysis

                A financial institution’s exposure to the risks of changing interest rates may be analyzed, in part, by examining the extent to which its assets and liabilities are “interest rate sensitive” and by monitoring the institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period. Accordingly, a positive gap may enhance net interest income in a rising rate environment and reduce net interest income in a falling rate environment. Conversely, a negative gap may enhance net interest income in a falling rate environment and reduce net interest income in a rising rate environment.

                The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on the Bank’s experience and industry averages, which generally range from 6% to 25%, depending on the contractual rate of interest and the underlying collateral. Money Market accounts opened with promotional rates are shown in the time period they are scheduled to reprice. The remaining Money Market accounts and Savings accounts were assumed to have a withdrawal or “run-off” rate of 30% and 20%, respectively, based on the Bank’s experience. While management believes that these assumptions are indicative of actual prepayments and withdrawals experienced by the Company, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2005

	Three Months And Less	More Than Three Months To One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total

	(Dollars in thousands)

Interest-Earning Assets
Mortgage loans	$144,034	$282,652	$610,976	$602,894	$175,918	$34,777	$1,851,251
Other loans	15,079	4,495	7,090	924	1,013	—	28,601
Short-term securities (1)	4,396	—	—	—	—	—	4,396
Securities available for sale:
Mortgage-backed securities	13,913	43,734	102,998	59,624	36,892	44,033	301,194
Other	24,972	4,967	184	—	5,944	500	36,567

Total interest-earning assets	202,394	335,848	721,248	663,442	219,767	79,310	2,222,009

Interest-Bearing Liabilities
Savings accounts	13,688	41,064	109,504	109,497	—	—	273,753
NOW accounts	—	—	—	—	—	42,029	42,029
Money market accounts	39,177	64,825	68,395	2,850	—	—	175,247
Certificate of deposit accounts	119,403	370,667	190,856	175,098	42,133	—	898,157
Mortgagors’ escrow deposits	—	—	—	—	—	19,423	19,423
Borrowed funds	110,626	75,021	363,963	140,073	27	—	689,710

Total interest-bearing liabilities (2)	$282,894	$551,577	$732,718	$427,518	$42,160	$61,452	$2,098,319

Interest rate sensitivity gap	$(80,500)	$(215,729)	$(11,470)	$235,924	$177,607	$17,858	$123,690
Cumulative interest-rate sensitivity gap	$(80,500)	$(296,229)	$(307,699)	$(71,775)	$105,832	$123,690
Cumulative interest-rate sensitivity gap as a percentage of total assets	-3.42%	-12.59%	-13.08%	-3.05%	4.50%	5.26%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	71.54%	64.50%	80.37%	96.40%	105.20%	105.89%

(1)	Consists of interest-earning deposits and federal funds sold.

(2)	Does not include non-interest bearing demand accounts totaling $58.7 million at December 31, 2005.

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

                The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2005. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2005, the Company is within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In
					Net Portfolio Value Ratio
Change in Interest Rate	Net Interest Income		Net Portfolio Value

	2005	2004	2005	2004	2005	2004

-300 basis points	4.91%	-19.13%	24.57%	-14.13%	10.79%	8.82%
-200 basis points	5.00	-6.71	17.20	-6.47	10.36	9.69
-100 basis points	4.37	-1.25	9.93	-0.95	9.92	10.39
Base interest rate	—	—	—	—	9.23	10.67
+100 basis points	-3.27	-2.85	-11.28	-7.12	8.39	10.16
+200 basis points	-6.57	-6.94	-23.10	-17.38	7.46	9.29
+300 basis points	-11.62	-12.30	-36.27	-28.48	6.35	8.27

Analysis of Net Interest Income

                Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

                The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,

	2005				2004				2003

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$1,687,701	$114,319	6.77%		$1,376,685	$97,367	7.07%		$1,198,720	$92,922	7.75%
Other loans, net (1)(2)	23,136	1,531	6.62		12,742	787	6.18		8,647	554	6.41

Total loans, net	1,710,837	115,850	6.77		1,389,427	98,154	7.06		1,207,367	93,476	7.74

Mortgage-backed securities	353,364	14,949	4.23		447,209	18,516	4.14		416,851	16,998	4.08
Other securities	39,149	1,523	3.89		52,621	1,836	3.49		50,274	1,699	3.38

Total securities	392,513	16,472	4.20		499,830	20,352	4.07		467,125	18,697	4.00

Interest-earning deposits and federal funds sold	3,586	117	3.26		18,066	218	1.21		16,708	166	0.99

Total interest-earning assets	2,106,936	132,439	6.29		1,907,323	118,724	6.22		1,691,200	112,339	6.64

Other assets	100,726				95,231				106,564

Total assets	$2,207,662				$2,002,554				$1,797,764

Interest-bearing liabilities:
Deposits:
Passbook accounts	$241,121	2,225	0.92		$218,336	1,092	0.50		$217,435	1,611	0.74
NOW accounts	43,133	216	0.50		44,103	221	0.50		40,483	257	0.63
Money market accounts	228,818	5,199	2.27		279,952	5,122	1.83		229,141	4,758	2.08
Certificate of deposit accounts	748,747	26,960	3.60		644,328	22,487	3.49		570,208	20,835	3.65

Total due to depositors	1,261,819	34,600	2.74		1,186,719	28,922	2.44		1,057,267	27,461	2.60
Mortgagors’ escrow accounts	27,337	57	0.21		20,482	50	0.24		15,018	60	0.40

Total interest-bearing deposits	1,289,156	34,657	2.69		1,207,201	28,972	2.40		1,072,285	27,521	2.57
Borrowed funds	683,039	29,572	4.33		580,550	23,261	4.01		524,871	24,655	4.70

Total interest-bearing liabilities	1,972,195	64,229	3.26		1,787,751	52,233	2.92		1,597,156	52,176	3.27

Non interest-bearing demand deposits	52,017				45,093				36,054
Other liabilities	18,499				18,415				28,486

Total liabilities	2,042,711				1,851,259				1,661,696
Equity	164,951				151,295				136,068

Total liabilities and equity	$2,207,662				$2,002,554				$1,797,764

Net interest income / net interest rate spread (3)		$68,210	3.03%			$66,491	3.30%			$60,163	3.37%

Net interest-earning assets / net interest margin (4)	$134,741		3.24%		$119,572		3.49%		$94,044		3.56%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.07	X			1.06	X

(1)	Average balances include non-accrual loans.

(2)	Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $4.2 million, $4.6 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.
49

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

	Increase (Decrease) in Net Interest Income

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$21,225	$(4,273)	$16,952	$13,040	$(8,595)	$4,445
Other loans, net	684	60	744	254	(21)	233
Mortgage-backed securities	(3,961)	394	(3,567)	1,263	255	1,518
Other securities	(507)	194	(313)	81	56	137
Interest-earning deposits and federal funds sold	(270)	169	(101)	14	38	52

Total interest-earning assets	17,171	(3,456)	13,715	14,652	(8,267)	6,385

Interest-Bearing Liabilities:
Deposits:
Passbook accounts	125	1,008	1,133	7	(526)	(519)
NOW accounts	(5)	—	(5)	21	(57)	(36)
Money market accounts	(1,031)	1,108	77	979	(615)	364
Certificate of deposit accounts	3,744	729	4,473	2,600	(948)	1,652
Mortgagors’ escrow accounts	14	(7)	7	18	(28)	(10)
Other borrowed funds	4,346	1,965	6,311	2,454	(3,848)	(1,394)

Total interest-bearing liabilities	7,193	4,803	11,996	6,079	(6,022)	57

Net change in net interest income	$9,978	$(8,259)	$1,719	$8,573	$(2,245)	$6,328

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

                General.  Diluted earnings per share increased 4.8% to $1.31 for the year ended December 31, 2005 from $1.25 for the year ended December 31, 2004. Net income increased $0.9 million, or 3.9%, to $23.5 million for the year ended December 31, 2005 from $22.6 million for the year ended December 31, 2004. This was due to a $1.7 million increase in net interest income, partially offset by an increase in the net loss from the sale of securities of $0.5 million and a charge in the third quarter of 2005 of $0.5 million, $0.3 million on an after-tax basis or $0.02 per diluted share, for expenses incurred in connection with our terminated negotiations to acquire another financial institution. The negotiations were terminated after several months as the parties were unable to come to agreement on terms. The year ended December 31, 2004 included charges of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share, related to the retirement of an executive, the relocation of various departments as a result of the move of our executive offices to Nassau County, and the additional expenses incurred for initial compliance with the provisions of the Sarbanes-Oxley Act. In addition, 2004 also included a charge of $1.1 million, $0.7 million on an after-tax basis or $0.04 per diluted share, for compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits.

                Return on average assets declined to 1.07% for the year ended December 31, 2005 from 1.13% for the year ended December 31, 2004. Return on average equity decreased to 14.27% for the year ended December 31, 2005 from 14.97% for the year ended December 31, 2004.

                Interest Income.   Interest income increased $13.7 million, or 11.6%, to $132.4 million for the year ended December 31, 2004 from $118.7 million for the year ended December 31, 2004. This is the result of a $199.6 million increase in the average balance of interest-earning assets during 2005 compared to 2004. The average balance of the higher-yielding mortgage loan portfolio increased $311.0 million, while the average balance of the lower-yielding securities portfolios declined $107.3 million. In addition, the average balance of interest-earning deposits declined $14.5 million. The yield on the mortgage loan portfolio decreased 30 basis points to 6.77% during 2005 from 7.07% during 2004. This decrease is due to the average rate on new loans originated during the year being below the average rate on both the mortgage loan portfolio and loans which were paid-in-full. This decrease has been partially offset by prepayment penalties that have been collected. Interest income included $4.1 million and $4.3 million in prepayment penalties collected during the years ended December 31, 2005 and 2004, respectively. Our focus on the origination of higher-yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our mortgage loan portfolio than we would have otherwise experienced. The yield on interest-earning assets increased seven basis points to 6.29% during 2005 from 6.22% during 2004, primarily due to the increase in the average balance of the higher-yielding mortgage loan portfolio combined with the decrease in the lower-yielding securities portfolios. Excluding prepayment penalties from interest income, the yield on loans would have been 6.53% and 6.76%, and the yield on total interest-earning assets would have been 6.09% and 6.00%, in each case, for the years ended December 31, 2005 and 2004, respectively.

                  The interest income from securities decreased $3.9 million, as the average balances declined $107.3 million for the year ended December 31, 2005 to $392.5 million, partially offset by a 13 basis point increase in the yield to 4.20% during 2005 from 4.07% during 2004. The decrease in the average balance of the securities portfolio is a result of the Bank’s current strategy to reduce the lower-yielding securities portfolio and shift these funds to the higher-yielding mortgage loan portfolio. Interest income from interest-earning deposits and federal funds sold declined due to the decrease in the average balance during 2005 compared to 2004, partially offset by an increase in the yield of 205 basis points for the year ended December 31, 2005 compared to the year ended December 31, 2004.

                Interest Expense.   Interest expense increased $12.0 million to $64.2 million, or 23.0%, for the year ended December 31, 2005, from $52.2 million for the year ended December 31, 2004. An increase of $184.4 million in the average balance of interest-bearing liabilities was combined with a 34 basis point rise in the cost of interest-bearing liabilities to 3.26% for the year ended December 31, 2005 from 2.92% for the year ended December 31, 2004. The increase in the cost of interest-bearing liabilities was attributed to an increase in the average balances of certificates of deposit, borrowed funds and savings accounts of $104.4 million, $102.5 million and $22.8 million, respectively, combined with an 11 basis point, 32 basis point and 42 basis point increase in their respective costs.

                Net Interest Income. Net interest income for the year ended December 31, 2005 totaled $68.2 million, an increase of $1.7 million, or 2.6%, from $66.5 million for 2004. The net interest spread declined 27 basis points to 3.03% for 2005 from 3.30% in 2004, as the yield on interest-earning assets increased seven basis points while the cost of interest-bearing liabilities increased 34 basis points. The net interest margin declined 25 basis points to 3.24% for the year ended December 31, 2005 from 3.49% for the year ended December 31, 2004. Excluding prepayment penalty income, the net interest margin would have been 3.04% and 3.26% for the years ended December 31, 2005 and 2004, respectively.

                Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2005 and 2004. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience, and an improvement in local economic conditions and real estate values. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no adjustment to the allowance for loan losses was deemed necessary for the years ended December 31, 2005 and 2004. The ratio of non-performing loans to gross loans was 0.13% at December 31, 2005 compared to 0.06% at December 31, 2004. The allowance for loan losses as percentage of non-performing loans was 260.39% and 717.29% at December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to gross loans was 0.34% and 0.43% at December 31, 2005 and 2004, respectively. The Company experienced net charge-offs of $148,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively.

                  Non-Interest Income.  Non-interest income increased $0.7 million, or 11.8%, to $6.6 million for the year ended December 31, 2005, as compared to $5.9 million for same period in 2004. The increase was primarily attributed to increases of $0.3 million in gains on the sale of loans originated for sale, $0.7 million in dividends received on FHLB-NY stock, and $0.2 million in loan fee income (primarily due to an increase in miscellaneous fees collected at the time mortgage loans paid-in-full prior to their maturity), partially offset by an increase of $0.5 million in the net loss on the sale of securities. During the fourth quarter of 2005, $29.9 million of securities with an average yield of 3.23% were sold, with the proceeds invested in $29.6 million of securities with an average yield of 5.58%. This resulted in a net loss from the sale of these securities of $0.6 million. The increased yield on the securities we purchased should allow us to recover the loss incurred within one year.

                 Non-Interest Expense. Non-interest expense was $36.3 million for the year ended December 31, 2005, an increase of $0.9 million, or 2.5%, from $35.4 million for the year ended December 31, 2004. The increase from the prior year period is attributed to: $0.5 million in occupancy and equipment primarily due to a full year of operating expenses for the Company’s executive offices which were relocated in the third quarter of 2004; $0.3 million in audit and exam fees related to the increased compliance requirements of the Sarbanes-Oxley Act; $0.5 million for legal expenses recorded in the third quarter in connection with the terminated negotiations to acquire another financial institution; $0.4 million in advertising costs for campaigns to attract new deposits; $0.4 million in data processing expense; $0.4 in employee pension and health benefits: $0.2 million for the cost of certain restricted stock unit awards granted in the current period as the participants had no risk of forfeiture; and $0.3 million in board of director fees due to the increases in the size of the board of directors and the number of meetings. The increased cost of restricted stock units in the current period compared to the prior period is due to the increased level of the awards to non-employee directors. The 2005 Omnibus Incentive Plan, approved at the annual stockholders meeting, increased annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. This will provide an expense benefit beginning in 2006 when we will be required to expense stock option grants. These increases were offset by decreases in salaries and employee benefits and other operating expenses of $0.9 million and $0.2 million, respectively, due to the 2004 adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits, and $0.2 million and $0.8 million, recorded in the second and fourth quarters of 2004, respectively, to reflect amounts due under retirement agreements with the former Chief Financial Officer and former Chief Executive Officer, respectively. Management continues to monitor expenditures resulting in efficiency ratios of 48.0% and 48.8% for years ended December 31, 2005 and 2004, respectively.

                Income Tax Provisions. Income tax expense for the year ended December 31, 2005 increased $0.7 million to $15.1 million, compared to $14.4 million for the year ended December 31, 2004. This increase is primarily attributed to the increase of $1.5 million in income before income taxes. The effective tax rate was 39.0% for the year ended December 31, 2005 compared to 38.9% for the year ended December 31, 2004.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

                General.  Diluted earnings per share increased 2.5% to $1.25 for the year ended December 31, 2004 from $1.22 for the year ended December 31, 2003. Net income increased $1.0 million, or 4.5%, to $22.6 million for the year ended December 31, 2004 from $21.7 million for the year ended December 31, 2003. This was due to a $6.3 million increase in net interest income, partially offset by an increase in non-interest expense of $4.2 million. As a result of the increased net income before income taxes, there was a $0.9 million increase in income tax expense. The increase in non-interest expense included $1.1 million in expense recorded in the first quarter of 2004, relating to an adjustment of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits to reflect that certain participants under these plans had reached, or were close to reaching, retirement eligibility, at which time awards fully vest. Although this adjustment related to prior periods, the amount of the charge attributable to any prior year would not have been material to the Company’s financial condition or results of operations as reported for that year. Non-interest expense also includes $0.2 million and $0.8 million, recorded in the second and fourth quarters of 2004, respectively, to reflect amounts due under retirement agreements with the former Chief Financial Officer and former Chief Executive Officer, respectively. In addition, non-interest expense in 2004 included $0.4 million of costs incurred to comply with the Sarbanes-Oxley Act of 2002.

                Return on average assets declined to 1.13% for the year ended December 31, 2004 from 1.21% for the year ended December 31, 2003. Return on average equity decreased to 14.97% for the year ended December 31, 2004 from 15.93% for the year ended December 31, 2003.

                Interest Income.  Interest income increased $6.4 million, or 5.7%, to $118.7 million for the year ended December 31, 2004 from $112.3 million for the year ended December 31, 2003. This increase was primarily the result of a $216.1 million increase in the average balance of interest-earning assets during 2004 compared to 2003. The average balance of loans, securities and interest-earning deposits increased $182.1 million, $32.7 million and $1.4 million, respectively.

                 The yield on interest-earning assets declined 42 basis points to 6.22% during 2004 from 6.64% during 2003. Interest and fees on loans increased $4.7 million primarily as a result of the increase in the average balance. The yield on loans decreased 68 basis points to 7.06% during 2004 from 7.74% during 2003. Our focus on the origination of higher-

yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our loan portfolio than we would have otherwise experienced, despite the declining interest rate environment during the prior three years, the effect of which further lowered the yield on assets during 2004. The Bank’s existing borrowers had been refinancing their higher costing mortgage loans at the then current lower rates, which resulted in a decrease in the yield of the mortgage portfolio. This decrease had been partially offset by prepayment penalties that had been collected. Interest income included $4.3 million and $4.6 million in prepayment penalties collected during the years ended December 31, 2004 and 2003, respectively. A decrease in refinancing activity would result in a decrease in prepayment penalties collected by the Bank, and would result in a decrease in the yield on the mortgage portfolio. The Bank experienced a decline in refinancing activity during the fourth quarter of 2004 as compared to both the first three quarters of 2004 and the fourth quarter of 2003. Excluding prepayment penalties from interest income, the yield on loans would have been 6.76% and 7.37%, and the yield on total interest-earning assets would have been 6.00% and 6.37%, in each case, for the years ended December 31, 2004 and 2003, respectively.

                  The increase in interest income from securities was due to a $32.7 million increase in the average balance for the year ended December 31, 2004 to $499.8 million, combined with a seven basis point increase in the yield to 4.07% during 2004 from 4.00% during 2003. The increase in the average balance of the securities portfolio, while increasing net interest income, reduced the yield on total interest-earning assets. The increase in interest income from interest-earning deposits and federal funds sold was due to an increase in their average balance and yield during 2004 compared to 2003.

                Interest Expense.   Interest expense was $52.2 million for the year ended December 31, 2004, the same as for the year ended December 31, 2003. The increase of $190.6 million in the average balance of interest-bearing liabilities was offset by a 35 basis point decline in the cost of interest-bearing liabilities to 2.92% for the year ended December 31, 2004 from 3.27% for the year ended December 31, 2003. The decrease in the cost of funds was primarily due to the declining interest rate environment experienced during the prior three years, the effect of which further lowered the cost of funds during 2004. This was coupled with an increase in the average balance of lower costing core deposits.

                The average balance for due to depositors increased $129.5 million to $1,186.7 million for 2004. The cost of these deposits decreased 16 basis points to 2.44% during 2004, as decreases in cost were seen in all categories of deposits due to the declining interest rate environment experienced during the prior three years, the effect of which further lowered the cost of funds during 2004. The average balance for borrowed funds increased $55.7 million to $580.6 million for 2004 from $524.9 million for 2003. The cost of borrowed funds decreased 69 basis points to 4.01% during 2004.

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

                Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2004 and 2003. The ratio of non-performing loans to gross loans was 0.06% at December 31, 2004 compared to 0.05% at December 31, 2003. The allowance for loan losses as percentage of non-performing loans was 717.29% and 960.86% at December 31, 2004 and 2003, respectively. The ratio of allowance for loan losses to gross loans was 0.43% and 0.51% at December 31, 2004 and 2003, respectively. The Company experienced net charge-offs of $20,000 and $28,000 for the years ended December 31, 2004 and 2003, respectively.

                Non-Interest Income. Non-interest income for the year ended December 31, 2004 decreased $0.3 million to $5.9 million from $6.3 million for the year ended December 31, 2003. Loan fees increased $0.1 million to $1.9 million for the year ended December 31, 2004 from $1.8 million for the year ended December 31, 2003, primarily due to an increase in miscellaneous fees collected at the time mortgage loans paid-in-full prior to their maturity date. Dividends received on FHLB-NY stock decreased $0.5 million to $0.4 million for the year ended December 31, 2004 from $0.9 million for the year ended December 31, 2003. The FHLB-NY had suspended payment of dividends in the fourth quarter of 2003, but resumed payment of dividends in the first quarter of 2004 at a reduced level. The year ended December 31, 2004 also included an impairment write-down of $0.1 million on an investment in an equity mutual fund, as management had determined that the decline in market value of the fund was other than temporary.

                Non-Interest Expense.  Non-interest expense for the year ended December 31, 2004 totaled $35.4 million, representing an increase of $4.2 million, or 13.3%, from the year ended December 31, 2003. Salaries and employee benefits and other operating expenses increased $0.9 million and $0.2 million, respectively, as a result of the adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits during the first quarter of 2004. The second quarter of 2004 included the expensing of $0.4 million for certain restricted stock unit awards at the time of grant as the participants had no risk of forfeiture, and the retirement payment of $0.2 million to the Chief Financial Officer. In addition, the fourth quarter of 2004 includes the accrual of $0.8 million payable to the Company’s President upon his retirement effective June 30, 2005. Professional service fees increased $0.4 million due to costs incurred to comply with the Sarbanes-Oxley Act. The remaining increase from the prior year period was primarily attributable to the Bank’s continued focus on expanding its current product offerings to enhance its ability to serve its customers, including increases in personnel to provide these services, and, in 2004, a full year of operating expenses for the branch in Astoria, Queens, which was opened in the fourth quarter of 2003. The year ended December 31, 2004 also included the costs associated with relocating and occupying new executive offices in Lake Success, NY, which was completed in the third quarter of 2004. Management continues to monitor expenditures resulting in an efficiency ratio of 48.8 percent and 47.0 percent for the year ended December 31, 2004 and 2003, respectively.

                Income Tax Provisions. Income tax expense for the year ended December 31, 2004 increased $0.9 million to $14.4 million, compared to $13.5 million for the year ended December 31, 2003. This increase was primarily attributed to the increase of $1.8 million in income before income taxes. The effective tax rate was 38.9% for the year ended December 31, 2004 compared to 38.5% for the year ended December 31, 2003.

Liquidity, Regulatory Capital and Capital Resources

                The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2005, the Bank had an approved overnight line of credit of $75.8 million with the FHLB-NY. In total, as of December 31, 2005, the Bank may borrow up to $804.1 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2005, the Bank had borrowed $480.2 million in FHLB-NY advances, and had $10.0 million outstanding under the overnight line of credit. In addition, the Holding Company has $20.6 million in junior subordinated debentures (which are included in Borrowed Funds) and the Bank had $178.9 million in repurchase agreements to fund lending and investment opportunities. (See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes their available sources of funds are sufficient to fund current operations.

                The Company’s most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $26.8 million, an increase of $12.1 million from December 31, 2004. The Company also held marketable securities available for sale with a carrying value of $337.8 million at December 31, 2005.

                At December 31, 2005, the Company had commitments to extend credit (principally real estate mortgage loans) of $56.2 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $73.1 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity loan lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                The Company’s total interest and operating expenses in 2005 were $64.2 million and $36.3 million, respectively. Certificates of deposit accounts which are scheduled to mature in one year or less as of December 31, 2005 totaled $490.1 million.

                The Company maintains three postretirement benefit plans for its employees: a noncontributory defined benefit pension plan, a contributory medical plan, and a noncontributory life insurance plan. The Company also maintains a noncontributory defined benefit plan for certain of its non-employee directors. The employee pension plan is the only plan which the Company has funded. During 2005, the Company contributed $1.0 million to the employee pension plan, and incurred cash expenditures of $0.2 million for the medical and life insurance plans and $0.1 million for the non-

employee director plan. The Company expects to pay similar amounts for these plans in 2006. (See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

                The amounts reported in the Company’s financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate which could be earned on bonds over a similar period that the Company anticipates the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for the Company’s plans has declined from 7.25% for 2001 to 5.63% for 2005. This decline in the discount rate has resulted in an increase in the Company’s APBO.

                The Company’s actuaries use several other assumptions that could have a significant impact on the Company’s APBO and periodic expense for these plans. These assumptions include, but are not limited to, the rate of increase in future compensation levels, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2005, the Company’s employee pension plan has a $5.1 million unrecognized loss, medical and life insurance plans have a $0.6 million unrecognized gain, and non-employee directors plan has a net $0.6 million unrecognized loss, due to experience different from what had been estimated and changes in actuarial assumptions. The employee and non-employee directors pension plans’ unrecognized losses are primarily attributed to the reduction in the discount rate over the past several years. The medical and insurance plans’ unrecognized gain is attributed to a reduction in medical premiums. In addition, the non-employee directors pension plan and the medical and life insurance plans have unrecognized past service liabilities of $0.7 million and $0.1 million, respectively, due to plan amendments in prior years.

                The decline in the discount rate and the reduction in medical premiums are the only significant changes made to the assumptions used for these plans for each of the years in the three years ended December 31, 2005. During this time period, the actual return on the employee pension plan’s assets has approximated the assumed return used to determine the periodic pension expense.

                The market value of the assets of the Company’s employee pension plan is $15.0 million at December 31, 2005, which is $1.0 million less than the projected benefit obligation. The Company does not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

                During 2005, funds provided by the Company’s operating activities amounted to $25.5 million. These funds, together with $271.8 million provided by financing activities, were utilized to fund net investing activities of $285.2 million. Funds provided by financing activities were primarily the result of growth in due to depositors of $171.5 million and net borrowings of $105.0 million. Principal payments and calls on loans and securities provided additional funds. The primary investment activity of the Company is the origination of loans, and the purchase of mortgage-backed securities. During 2005, the Bank had loan originations and purchases of $598.7 million. In addition during 2005, the Company purchased $30.4 million of mortgage-backed and other securities.

                At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2005 was $3.6 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Holding Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

                Regulatory Capital Position.  Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2005 and 2004, the Bank exceeded each of the three OTS capital requirements. (See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

                An allowance for loan losses is provided to absorb probable estimated losses inherent in the loan portfolio. Management reviews the adequacy of the allowance for loan losses by reviewing all impaired loans on an individual basis. The remaining portfolio is evaluated based on the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. Judgment is required to determine how many years of historical loss experience are to be included when reviewing historical loss experience. A full credit cycle must be used, or loss estimates may be inaccurate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

                Notwithstanding the judgment required in assessing the components of the allowance for loan losses, the Company believes that the allowance for loan losses is adequate to cover losses inherent in the loan portfolio. The policy has been applied on a consistent basis for all periods presented in the Consolidated Financial Statements.

Contractual Obligations

	Payments Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)
Borrowed funds	$689,710	$130,000	$370,000	$168,900	$20,810
Deposits	1,467,287	1,059,200	190,856	175,098	42,133
Loan commitments	129,278	129,278	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	15,041	1,603	3,564	3,657	6,217
Purchase obligations	3,859	2,459	702	438	260
Pension and other postretirement benefits	7,204	1,287	806	946	4,165
Deferred compensation plans	4,626	301	477	328	3,520

Total	$2,317,005	$1,324,128	$566,405	$349,367	$77,105

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

                The Company focuses its balance sheet growth on the origination of mortgage loans. At December 31, 2005, the Bank had commitments to extend credit and lines of credit of $129.3 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

                At December 31, 2005, the Bank has nine branches, five of which are leased. The table above also includes the lease obtained in connection with the planned opening of a new branch office in 2006. The Bank leases its branch locations primarily when it is not the sole tenant. While the Bank will consider purchasing its future branch locations, the decision may rest on the availability of suitable locations and the availability of properties. In addition, the Bank leases its executive offices.

                The Bank has outsourced its data processing, loan servicing and check processing functions. The Bank has determined that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. The Bank expects to renew these contracts as they expire.

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

                The Bank provides a non-qualified deferred compensation plan for officers who have achieved the level of at least vice president. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Employees do not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts the Bank will contribute to a rabbi trust with respect to matching contributions under these plans, and the amounts to be paid from the rabbi trust to two executives who have retired. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Impact of New Accounting Standards

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment.” This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. On April 12, 2005, the U.S. Securities and Exchange Commission issued a release which changed the implementation date to the beginning of the next fiscal year after June 15, 2005. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company. While management is unable to determine the actual effect the adoption of this statement will have on its diluted earnings per share, management estimates, based on prior year grants, that the effect on annual diluted earnings per share will be in the range of $0.02 and $0.04 per diluted share.

                In December 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired impaired loans, for which it is probable that the investor will be unable to collect all contractually required payments receivable, to be recorded at the present value of amounts expected to be received, and prohibits carrying over or creating a valuation allowance in the initial accounting for these loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 in the first quarter of 2005 did not have a material effect on the Company’s results of operations or financial condition.

              In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s results of operations or financial condition.

              On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial condition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

                This information is contained in the section captioned “Interest Rate Risk” on page 48 and in Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data. Consolidated Statements of Financial Condition

	December 31, 2005	December 31, 2004

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$26,754	$14,661
Securities available for sale:
Mortgage-backed securities (including assets pledged of $198,415 and $230,400 at December 31, 2005 and 2004, respectively)	301,194	395,629
Other securities	36,567	40,116
Loans	1,888,261	1,523,040
Less: Allowance for loan losses	(6,385)	(6,533)

Net loans	1,881,876	1,516,507
Interest and dividends receivable	10,554	8,868
Bank premises and equipment, net	7,238	7,558
Federal Home Loan Bank of New York stock	29,622	22,261
Bank owned life insurance	26,526	25,399
Goodwill	3,905	3,905
Other assets	28,972	23,140

Total assets	$2,353,208	$2,058,044

Liabilities
Due to depositors:
Non-interest bearing	$58,678	$49,540
Interest-bearing	1,389,186	1,226,784
Mortgagors’ escrow deposits	19,423	16,473
Borrowed funds	510,810	370,836
Securities sold under agreements to repurchase	178,900	213,900
Other liabilities	19,744	19,858

Total liabilities	2,176,741	1,897,391

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,466,894 shares and 19,456,696 shares issued at December 31, 2005 and, 2004, respectively; 19,465,844 shares and 19,232,248 shares outstanding at December 31, 2005 and 2004, respectively)	195	195
Additional paid-in capital	39,635	37,187
Treasury stock, at average cost (1,050 shares and 224,448 shares at December 31, 2005 and 2004, respectively)	(12)	(3,893)
Unearned compensation	(4,159)	(5,117)
Retained earnings	146,068	133,290
Accumulated other comprehensive loss, net of taxes	(5,260)	(1,009)

Total stockholders’ equity	176,467	160,653

Total liabilities and stockholders’ equity	$2,353,208	$2,058,044

The accompanying notes are an integral part of these consolidated financial statements.
59

Consolidated Statements of Income

	For the years ended December 31,

	2005	2004	2003

	(In thouasands, except per share data)
Interest and dividend income
Interest and fees on loans	$115,850	$98,154	$93,476
Interest and dividends on securities:
Interest	16,098	19,963	18,445
Dividends	374	389	252
Other interest income	117	218	166

Total interest and dividend income	132,439	118,724	112,339

Interest expense
Deposits	34,657	28,972	27,521
Other interest expense	29,572	23,261	24,655

Total interest expense	64,229	52,233	52,176

Net interest income	68,210	66,491	60,163
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	68,210	66,491	60,163

Non-interest income
Loan fee income	2,162	1,924	1,768
Banking services fee income	1,454	1,588	1,600
Net gain on sale of loans held for sale	583	306	323
Net gain on sale of loans	19	—	—
Net (loss) gain on sale of securities	(647)	(100)	6
Federal Home Loan Bank of New York stock dividends	1,163	441	891
Bank owned life insurance	1,127	1,157	1,264
Other income	786	627	433

Total non-interest income	6,647	5,943	6,285

Non-interest expense
Salaries and employee benefits	17,096	18,403	16,011
Occupancy and equipment	4,170	3,653	3,055
Professional services	4,489	3,497	2,954
Data processing	2,290	1,892	1,928
Depreciation and amortization of premises and equipment	1,553	1,487	1,232
Other operating expenses	6,666	6,457	6,046

Total non-interest expense	36,264	35,389	31,226

Income before income taxes	38,593	37,045	35,222

Provision for income taxes
Federal	11,896	11,454	10,499
State and local	3,155	2,942	3,045

Total provision for income taxes	15,051	14,396	13,544

Net income	$23,542	$22,649	$21,678

Basic earnings per share	$1.34	$1.30	$1.27
Diluted earnings per share	$1.31	$1.25	$1.22

The accompanying notes are an integral part of these consolidated financial statements.
60

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thouasands, except per share data)
Common Stock
Balance, beginning of year	$195	$193	$139
Issuance upon the exercise of stock options (10,198, 166,095 and 32,610 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	—	2	—
Stock dividend (6,430,058 common shares; 1,011,660 common shares funded from Treasury in 2003)	—	—	54

Balance, end of year	195	195	193

Additional Paid-In Capital
Balance, beginning of year	37,187	32,783	47,208
Award of common shares released from Employee Benefit Trust (46,212, 35,779 and 37,287 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	616	585	522
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted stock units	—	(227)	—
Restricted stock awards (16,874 and 81,783 common shares for the years ended December 31, 2004 and 2003, respectively)	—	44	156
Shares issued upon vesting of restricted stock unit awards (200 and 1,687 common shares for the years ended December 31, 2005 and 2004, respectively)	—	2	—
Forefeiture of restricted stock awards (2,400 and 2,025 common shares for the years ended December 31, 2005 and 2004)	(4)	(2)	—
Options exercised (10,198, 166,095 and 32,610 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	84	858	147
Tax benefit from compensation expense in excess of that recognized for financial reporting purposes	1,752	3,144	3,331
Stock dividend (6,430,058 common shares; 1,011,660 common shares funded from Treasury in 2003)	—	—	(18,581)

Balance, end of year	39,635	37,187	32,783

Continued

The accompanying notes are an integral part of these consolidated financial statements.
61

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thouasands, except per share data)
Treasury Stock
Balance, beginning of year	$(3,893)	$—	$(21,733)
Purchases of common shares outstanding (144,700, 520,600 and 336,700 shares for the years ended December 31, 2005, 2004 and 2003, respectively)	(2,567)	(9,337)	(6,899)
Issuance for options exercised (329,968, 394,668 and 548,984 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	5,777	6,329	9,661
Purchase of common shares to fund options exercised (7,570 common shares for the year ended December 31, 2004)	—	(147)	—
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted stock units	—	(1,177)	—
Shares issued upon vesting of restricted stock unit awards (69,181 and 44,077 common shares for the years ended December 31, 2005 and 2004 respectively)	1,216	607	—
Restricted stock awards (16,874 and 54,525 common shares for the years ended December 31, 2004 and 2003, respectively)	—	293	949
Repurchase of restricted stock awards to satisfy tax obligations (28,651, 25,222 and 20,559 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	(518)	(436)	(430)
Forfeiture of restricted stock awards (2,400, 2,025 and 4,190 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	(27)	(25)	(71)
Stock dividend	—	—	18,523

Balance, end of year	(12)	(3,893)	—

Unearned Compensation
Balance, beginning of year	(5,117)	(7,373)	(7,825)
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted stock units	—	564	—
Release of shares from Employee Benefit Trust (204,492, 182,601 and 149,073 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	696	622	508
Restricted stock awards (16,874 and 81,783 common shares for the years ended December 31, 2004 and 2003, respectively)	—	(337)	(1,105)
Forfeiture of restricted stock awards (2,400, 2,025 and 6,285 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	31	27	71
Restricted stock award expense	231	1,380	978

Balance, end of year	(4,159)	(5,117)	(7,373)

Continued

The accompanying notes are an integral part of these consolidated financial statements.
62

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thouasands, except per share data)
Retained Earnings
Balance, beginning of year	$133,290	$120,683	$109,208
Net income	23,542	22,649	21,678
Stock options exercised (329,968, 394,668 and 821,075 common shares for the years ended December 31, 2005, 2004 and 2003, respectively)	(3,439)	(3,759)	(5,351)
Shares issued upon vesting of restricted stock units (68,981 and 42,390 common shares for the years ended December 31, 2005 and 2004, respectively)	(298)	(156)	—
Cash dividends declared and paid ($0.40, $0.35 and $0.28 per common share for the years ended December 31, 2005, 2004 and 2003, respectively)	(7,027)	(6,127)	(4,852)

Balance, end of year	146,068	133,290	120,683

Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance, beginning of year	(1,009)	476	4,389
Adjustment required to recognize minimum pension liability, net of taxes of approximately $28, ($9) and $22 for the years ended December 31, 2005, 2004 and 2003, respectively	(38)	7	(22)
Change in net unrealized loss on securities available for sale, net of taxes of approximately $3,379, $1,229 and $3,311 for the years ended December 31, 2005, 2004 and 2003, respectively	(4,608)	(1,553)	(3,888)
Less: Reclassification adjustment for losses (gains) included in net income, net of taxes of approximately ($252), ($39) and $3 for the years ended December 31, 2005, 2004 and 2003, respectively	395	61	(3)

Balance, end of year	(5,260)	(1,009)	476

Total Stockholders’ Equity	$176,467	$160,653	$146,762

Comprehensive Income
Net income	$23,542	$22,649	$21,678
Other comprehensive income, net of tax Minimum pension (liability) benefit	(38)	7	(22)
Unrealized losses on securities	(4,213)	(1,492)	(3,891)

Comprehensive income	$19,291	$21,164	$17,765

The accompanying notes are an integral part of these consolidated financial statements.
63

Consolidated Statements of Cash Flows

	For the years ended December 31,

	2005	2004	2003

	(In thousands)
Operating Activities

Net income	$23,542	$22,649	$21,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,553	1,487	1,232
Impairment write-down of investment securities	—	89	—
Net loss (gain) on sales of securities	647	11	(6)
Net gain on sales of loans held for sale	(583)	(306)	(323)
Net gain on sales of loans	(19)	—	—
Origination of loans held for sale	(6,630)	(5,916)	(13,442)
Proceeds from sale of loans held for sale	7,259	6,222	13,765
Amortization of unearned premium, net of accretion of unearned discount	1,584	1,920	3,430
Deferred income tax provision (benefit)	2,021	(678)	1,845
Deferred compensation	(2,576)	481	736
Net (decrease) increase in other assets and liabilities	(2,799)	746	(1,767)
Unearned compensation	1,544	2,587	2,008

Net cash provided by operating activities	25,543	29,292	29,156

Investing Activities

Purchases of bank premises and equipment	(1,233)	(2,665)	(2,223)
Net (purchase) redemption of Federal Home Loan Bank of New York shares	(7,361)	2,201	(2,249)
Purchases of securities available for sale	(30,384)	(104,336)	(440,073)
Proceeds from sales and calls of securities available for sale	29,248	78,822	62,391
Proceeds from maturities and prepayments of securities available for sale	89,839	121,346	190,423
Net originations and repayments of loans	(368,442)	(250,884)	(105,379)
Proceeds from sale of delinquent loans	3,088	4,339	6,090
Purchases of loans	(1,009)	—	(789)
Proceeds from sale of loans	1,030	—	—

Net cash used in investing activities	(285,224)	(151,177)	(291,809)

Continued

The accompanying notes are an integral part of these consolidated financial statements.
64

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,

	2005	2004	2003

	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$9,138	$8,143	$6,110
Net increase in interest bearing deposits	162,402	109,606	150,452
Net increase in mortgagors’ escrow deposits	2,950	5,139	1,522
Net (repayments) proceeds of short-term borrowed funds	(10,000)	(5,000)	25,000
Proceeds from long-term borrowings	170,000	110,000	170,000
Repayment of long-term borrowings	(55,026)	(99,025)	(110,022)
Purchases of treasury stock	(3,085)	(9,773)	(7,333)
Proceeds from issuance of common stock upon exercise of stock options	2,422	3,283	4,457
Cash dividends paid	(7,027)	(6,127)	(4,852)

Net cash provided by financing activities	271,774	116,246	235,334

Net increase (decrease) in cash and cash equivalents	12,093	(5,639)	(27,319)
Cash and cash equivalents, beginning of year	14,661	20,300	47,619

Cash and cash equivalents, end of year	$26,754	$14,661	$20,300

Supplemental Cash Flow Disclosure
Interest paid	$62,909	$51,961	$52,513
Income taxes paid	13,538	11,534	9,403
Non-cash activities
Securities sale transaction, not yet settled	319	—	—

The accompanying notes are an integral part of these consolidated financial statements.
65

Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a savings and loan holding company organized at the direction of its subsidiary, Flushing Savings Bank, FSB (the “Bank”), in connection with the Bank’s conversion from a mutual to capital stock form of organization. The Holding Company and its direct and indirect wholly-owned subsidiaries, the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation and FSB Properties Inc. are collectively herein referred to as the “Company.”

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from operations and borrowings, primarily in (1) originations and purchases of multi-family income-producing property loans, commercial real estate loans and one-to-four family residential mortgage loans (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units); (2) mortgage loan surrogates such as mortgage-backed securities and; (3) U.S. government and federal agency backed securities, corporate fixed-income securities and other marketable securities. The Company also originates certain other loans, including construction loans, Small Business Administration loans, other small business loans and consumer loans. The Bank conducts its business through nine full-service banking offices, six of which are located in Queens County, one in Nassau County, one in Kings County (Brooklyn), and one in New York County (Manhattan), New York.

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

Allowance for loan losses:

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. The Company reviews all non-accrual loans for impairment.

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

Loans held for sale:

Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2005 and 2004.

Bank owned life insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Real estate owned:

Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value (which is based on appraised value with certain adjustments) less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance. Actual values may differ from those estimates. The Company had no real estate owned as of or during the years ended December 31, 2005, 2004 and 2003.

Bank premises and equipment:

Bank premises and equipment are stated at cost, less depreciation accumulated on a straight-line basis over the estimated useful lives of the related assets (3 to 40 years). Leasehold improvements are amortized on a straight-line basis over the term of the related leases or the lives of the assets, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.

Federal Home Loan Bank Stock:

The Federal Home Loan Bank of New York (“FHLB-NY”) has assigned to the Bank a mandated membership stock purchase, based on the Bank’s asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries this investment at historical cost.

Securities sold under agreements to repurchase:

Securities sold under agreements to repurchase are accounted for as collateralized financing and are carried at amounts at which the securities will be subsequently reacquired as specified in the respective agreements. Interest incurred under these agreements is included in other interest expense.

Goodwill:

Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002, the company no longer amortizes goodwill, but rather performs annual tests for impairment as of the end of each year. These annual impairment tests have not resulted in recognizing an impairment in goodwill.

Income Taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities, and gives current recognition to changes in tax rates and laws.

Stock compensation plans:

SFAS No. 123, “Accounting for Stock-Based Compensation”, establishes a fair value based method of accounting for employee stock compensation plans. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recognized for stock options granted since they have no intrinsic value at the time of grant. The Company has elected to continue with the accounting methodology in Opinion No. 25. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company’s Stock Option Plan been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been as indicated in the table below. However, the present impact of SFAS No. 123 may not be representative of the effect on income in future years because the options vest over several years and additional option grants may be made each year.

	2005	2004	2003

	(Dollars in thousands, except per share data)
Net income, as reported	$23,542	$22,649	$21,678
Add: Stock-based compensation expense included in reported net income, net of related tax effects	908	1,272	734
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,559)	(3,062)	(1,447)

Pro forma net income	$22,891	$20,859	$20,965

Basic earnings per share:
As reported	$1.34	$1.30	$1.27
Pro forma	$1.30	$1.20	$1.23

Diluted earnings per share:
As reported	$1.31	$1.25	$1.22
Pro forma	$1.27	$1.15	$1.18

The year ended December 31, 2005 includes a charge to earnings on an after-tax basis of $0.4 million, or $0.02 per diluted share, for restricted stock unit awards granted in 2005. The year ended December 31, 2004 includes a charge to earnings on an after-tax basis of $0.2 million, or $0.01 per diluted share, for restricted stock unit awards granted in 2004. In addition to the previously mentioned charge, the year ended December 31, 2004 includes a charge to earnings, on an after-tax basis, of $0.5 million or $0.03 per diluted share, related to an adjustment of compensation expense for certain restricted stock awards made in prior periods. These charges reflect that certain participants under these plans have reached, or are close to reaching, retirement eligibility, at which time such awards fully vest. These amounts are included above in stock-based compensation expense.

In addition, the year ended December 31, 2004 includes, in the deduction for stock-based compensation determined under the fair value method, a net after tax charge of $0.8 million or $0.04 per diluted share, related to an adjustment of compensation expense using the fair value method for stock option grants awarded during prior periods. In addition to the previously mentioned deduction, the year ended December 31, 2004 includes, in the deduction for stock-based compensation determined under fair value method, a net after tax charge of $0.4 million or $0.02 per diluted share, related to certain stock option grants awarded granted in June 2004. These deductions reflect that certain participants under these plans had reached, or were close to reaching, retirement eligibility, at which time such awards fully vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants made in 2005, 2004 and 2003 are as follows:

	2005 Grants	2004 Grants	2003 Grants

Dividend yield	2.24%	2.04%	1.97%
Expected volatility	21.48%	24.49%	28.82%
Risk-free interest rate	3.87%	4.29%	2.87%
Expected option life	7 Years	7 Years	7 Years

Earnings per share:

Basic earnings per share for the years ended December 31, 2005, 2004 and 2003 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portions of restricted stock and restricted stock unit awards during the period. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.

Earnings per share has been computed based on the following, for the years ended December 31:

	2005	2004	2003

	(In thousands, except per share data)
Net income, as reported	$23,542	$22,649	$21,678
Divided by:
Weighted average common shares outstanding	17,555	17,429	17,023
Weighted average common stock equivalents	446	663	747

Total weighted average common shares outstanding and common stock equivalents	18,001	18,092	17,770

Basic earnings per share	$1.34	$1.30	$1.27
Diluted earnings per share	$1.31	$1.25	$1.22

Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. Options to purchase 291,625 shares, at an average exercise price of $18.03, 35,750 shares, at an average exercise price of $19.94, and 900 shares, at an average exercise price of $14.70, were not included in the computation of diluted earnings per share for 2005, 2004 and 2003, respectively. Unvested restricted stock and restricted stock unit awards of 92,825 shares, at an average market price on the date of grant of $18.20, 17,874 shares, at an average market price on the date of grant of $19.94, and 450 shares, at an average market price on the date of grant of $14.70 were not included in the computation of diluted earnings per share for 2005, 2004 and 2003, respectively.

3. Loans The composition of loans is as follows at December 31:

	2005	2004

	(In thousands)
Multi-family residential	$788,071	$646,922
Commercial real estate	399,081	334,048
One-to-four family — mixed-use property	477,775	332,805
One-to-four family — residential	134,641	151,737
Co-operative apartments	2,161	3,132
Construction	49,522	31,460
Small Business Administration	9,239	5,633
Commercial business and other	19,362	12,505

Gross loans	1,879,852	1,518,242
Unearned loan fees and deferred costs, net	8,409	4,798

Total loans	$1,888,261	$1,523,040

The total amount of loans on non-accrual status and loans classified as impaired was $1,922,000 and $2,452,000, respectively, at December 31, 2005. The total amount of loans on non-accrual status and loans classified as impaired was $911,000 and $682,000 for both classifications at December 31, 2004 and 2003, respectively. The portion of the allowance for loan losses allocated to impaired loans was $231,000 (3.6%), $165,000 (2.5%) and $133,000 (2.0%) at December 31, 2005, 2004 and 2003, respectively. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. The average balance of impaired loans was $1,802,000, $2,605,000 and $1,892,000 for 2005, 2004 and 2003, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2005	2004	2003

	(In thousands)
Interest income that would have been recognized had the loans performed
in accordance with their original terms	$158	$76	$105
Less: Interest income included in the results of operations	55	26	71

Foregone interest	$103	$50	$34

The following are changes in the allowance for loan losses for the years ended December 31:

	2005	2004	2003

	(In thousands)
Balance, beginning of year	$6,533	$6,553	$6,581
Provision for loan losses	—	—	—
Charge-offs	(164)	(28)	(155)
Recoveries	16	8	127

Balance, end of year	$6,385	$6,533	$6,553

4. Bank Premises and Equipment, Net Bank premises and equipment are as follows at December 31:

	2005	2004

	(In thousands)
Land	$801	$801
Building and leasehold improvements	4,668	4,885
Equipment and furniture	12,287	11,562

Total	17,756	17,248
Less: Accumulated depreciation and amortization	10,518	9,690

Bank premises and equipment, net	$7,238	$7,558

5. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2005, 2004 and 2003. Securities available for sale are recorded at estimated fair value based on dealer quotations where available. Actual values may differ from estimates provided by outside dealers. Securities classified as held-to-maturity would be stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2005 are as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$10,942	$10,911	$—	$31

Mutual funds	20,296	19,767	—	529

Other	6,112	5,889	21	244

Total other securities	37,350	36,567	21	804

FNMA	152,412	147,802	222	4,832

REMIC and CMO	91,369	89,561	19	1,827

FHLMC	57,470	55,735	81	1,816

GNMA	7,789	8,096	307	—

Total mortgage-backed securities	309,040	301,194	629	8,475

Total securities available for sale	$346,390	$337,761	$650	$9,279

The following table shows the Company’s available for sale securities gross unrealized losses and estimated fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Total		Less than 12 months		12 months or more

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

	(In thousands)
U. S. government agencies	$4,967	$31	$4,967	$31	$—	$—
Mutual funds	19,767	529	—	—	19,767	529
Other	4,334	244	4,334	244	—	—

Total other securities	29,068	804	9,301	275	19,767	529

FNMA	134,450	4,832	28,594	479	105,856	4,353
REMIC and CMO	78,681	1,827	40,170	447	38,511	1,380
FHLMC	50,447	1,816	12,796	264	37,651	1,552

Total mortgage-backed securities	263,578	8,475	81,560	1,190	182,018	7,285

Total securities available for sale	$292,646	$9,279	$90,861	$1,465	$201,785	$7,814

The unrealized loss on the Company’s investment in a U.S. government agency note was caused by interest rate increases. This note was issued by the FHLB-NY, and is rated AAA. It is expected that the security would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2005.

The unrealized losses on the Company’s investment in mutual funds were caused by interest rate increases. These funds invest in adjustable-rate mortgage-backed securities and short term government and government agency backed notes. The changes in their market value reflect the changes in interest rates. These funds are rated AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the funds’, and therefore the Company’s, investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments in the funds until a recovery of fair value, which may be maturity of the underlying securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The unrealized loss on the Company’s investment in other securities was caused by interest rate increases. This is an investment in a preferred stock which pays a fixed dividend rate, and is traded on the NYSE. Its pricing reflects the changes in interest rates. As rates increased during 2005, the price of the stock declined. This stock is rated in one of the top categories by two rating agencies. This preferred stock does not have a mandatory call, but does have call dates at the option of the issuer. The issuer may not call the security at less than par. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2005.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. These securities were either issued by a government sponsored entity (FNMA or FHLMC) or were privately issued and carry a rating of AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due in one year or less	$25,728	$24,972
Due after one year through five years	5,178	5,151
Due after five years through ten years	5,944	5,944
Due after ten years	500	500

Total other securities	37,350	36,567
Mortgage-backed securities	309,040	301,194

Total securities available for sale	$346,390	$337,761

The amortized cost and estimated fair value of the Company’s securities classified as available for sale at December 31, 2004 were as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$12,866	$12,868	$2	$—
Mutual funds	20,600	20,352	—	248
Other	6,379	6,896	681	164

Total other securities	39,845	40,116	683	412

FNMA	217,278	215,657	947	2,568
REMIC and CMO	89,416	89,164	178	430
FHLMC	78,453	78,094	343	702
GNMA	12,043	12,714	671	—

Total mortgage-backed securities	397,190	395,629	2,139	3,700

Total securities available for sale	$437,035	$435,745	$2,822	$4,112

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

For the year ended December 31, 2005, gross gains of $508,000 and losses of $1,155,000 were realized on sales of securities available for sale. For the year ended December 31, 2004, gross gains of $318,000 and losses of $329,000 were realized on sales of securities available for sale. In addition, an impairment write-down of $89,000 was recorded during the year ended December 31, 2004. For the year ended December 31, 2003, gross gains of $547,000 and losses of $541,000 were realized on sales of securities available for sale.

6. Deposits Total deposits at December 31, 2005 and 2004, and the weighted average rate on deposits at December 31, 2005, are as follows:

	2005	2004	Weighted Average Rate 2005

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$898,157	$703,314	3.90%
Savings accounts	273,753	216,772	1.45
Money market accounts	175,247	258,235	2.47
NOW accounts	42,029	48,463	0.50

Total interest-bearing deposits	1,389,186	1,226,784
Non-interest bearing demand deposits	58,678	49,540

Total due to depositors	1,447,864	1,276,324
Mortgagors’ escrow deposits	19,423	16,473	0.21

Total deposits	$1,467,287	$1,292,797

The aggregate amount of time deposits with denominations of $100,000 or more was $255,331,000 and $165,647,000 at December 31, 2005 and 2004, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was $31,310,000 at December 31, 2005.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2005	2004	2003

	(Dollars in thousands)
Certificate of deposit accounts	$26,960	$22,487	$20,835
Savings accounts	2,225	1,092	1,611
Money market accounts	5,199	5,122	4,758
NOW accounts	216	221	257

Total due to depositors	34,600	28,922	27,461
Mortgagors’ escrow deposits	57	50	60

Total interest expense on deposits	$34,657	$28,972	$27,521

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2005	2004

	(In thousands)
Within 12 months	$490,070	$266,047
More than 12 months to 24 months	107,613	216,933
More than 24 months to 36 months	83,243	70,752
More than 36 months to 48 months	51,919	69,151
More than 48 months to 60 months	123,179	49,854
More than 60 months	42,133	30,577

Total certificate of deposit accounts	$898,157	$703,314

7. Borrowed Funds and Securities Sold Under Agreements to Repurchase Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2005		2004

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Repurchase agreements - adjustable rate:
Due in 2010	$—	—%	$25,000	2.16%

Repurchase agreements - fixed rate:
Due in 2005	—	—	20,900	4.01
Due in 2006	35,000	3.00	53,000	3.67
Due in 2007	60,000	5.25	60,000	5.25
Due in 2008	20,000	3.89	20,000	3.89
Due in 2009	35,000	5.08	35,000	5.08
Due in 2010	28,900	4.07	—	—

Total repurchase agreements - fixed rate	178,900	4.43	188,900	4.49

Total repurchase agreements	178,900	4.43	213,900	4.22

FHLB-NY advances - adjustable rate:
Due in 2006	10,000	4.54	10,000	2.92
Due in 2007	35,000	5.06	35,000	3.03

Total FHLB-NY advances - adjustable rate	45,000	4.95	45,000	3.01

FHLB-NY advances - fixed rate:
Due in 2005	—	—	40,000	1.96
Due in 2006	85,000	4.25	40,000	4.64
Due in 2007	90,000	4.04	75,000	4.03
Due in 2008	165,000	4.06	70,000	3.48
Due in 2009	55,000	3.79	30,000	3.07
Due in 2010	50,000	6.56	50,000	6.56
Due in 2011	191	7.34	217	7.34

Total FHLB-NY advances - fixed rate	445,191	4.34	305,217	4.03

Total FHLB-NY advances	490,191	4.40	350,217	3.90

Junior subordinated debentures - adjustable rate
Due in 2032	20,619	7.80	20,619	5.72

Total borrowings	$689,710	4.51	$584,736	4.08%

Borrowed funds which have call provisions are summarized as follows at December 31, 2005:

	Amount	Rate	Maturity Date	Call Date

	(Dollars in thousands)
FHLB-NY advances - fixed rate	$25,000	6.15%	7/13/2007	On Demand
Repurchase agreements - fixed rate	50,000	5.64	12/18/2007	On Demand
Repurchase agreements - fixed rate	25,000	5.52	7/22/2009	On Demand
Repurchase agreements - fixed rate	10,900	4.18	3/15/2010	3/15/2007
Repurchase agreements - fixed rate	18,000	4.00	4/19/2010	4/19/2007
75

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

	2005	2004

	(Dollars in thousands)
Book value of collateral	$198,415	$230,400
Estimated fair value of collateral	198,415	230,400
Average balance of outstanding agreements during the year	210,174	194,610
Maximum balance of outstanding agreements at a month end during the year	213,900	213,900
Average interest rate of outstanding agreements during the year	4.25%	4.23%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The Holding Company also has a trust formed under the laws of the State of Delaware for the purpose of issuing capital and common securities and investing the proceeds thereof in $20.6 million of junior subordinated debentures of the Holding Company. On July 11, 2002, the Trust issued $20.0 million of floating rate capital securities. The capital securities have a maturity date of October 7, 2032, are callable at par on July 7, 2007 and every quarter thereafter, and pay cumulative cash distributions at a floating per annum rate of interest, reset quarterly, equal to 3.65% over 3-month LIBOR, with an initial rate of 5.51%. The rate was 7.80% at December 31, 2005. A rate cap of 12.50% is effective through October 7, 2007. The Holding Company has guaranteed the payment of the Trust’s obligations under these capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the Trust. Prior to 2004, the Trust was included in the consolidated financial statements of the Company. Effective January 1, 2004, the Trust was deconsolidated. The consolidated financial statements now include the junior subordinated debentures of the Holding Company.

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

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income”, “alternative entire net income”, “taxable assets” or a minimum tax. For the years ended December 31, 2005 and 2004, the Company’s state tax was based on “entire net income”, and for the year ended December 31, 2003, the Company’s state tax was based on “alternative entire net income.” For the year ended December 31, 2004, the Company’s city tax was based on “entire net income”, and for the years ended December 31, 2005 and 2003, the Company’s state tax was based on “alternative entire net income.”

Income tax provisions (benefits) are summarized as follows for the years ended December 31:

	2005	2004	2003

	(In thousands)
Federal:
Current	$10,989	$12,197	$9,679
Deferred	907	(743)	820

Total federal tax provision	11,896	11,454	10,499

State and Local:
Current	2,041	2,877	2,020
Deferred	1,114	65	1,025

Total state and local tax provision	3,155	2,942	3,045

Total income tax provision	$15,051	$14,396	$13,544

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.0%, 38.9% and 38.5% for the years ended December 31, 2005, 2004 and 2003, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2005		2004		2003

	(Dollars in thousands)
Taxes at federal statutory rate	$13,508	35.0%	$12,966	35.0%	$12,328	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	2,051	5.3	1,912	5.2	1,979	5.6
Other	(508)	(1.3)	(482)	(1.3)	(763)	(2.1)

Taxes at effective rate	$15,051	39.0%	$14,396	38.9%	$13,544	38.5%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2005	2004	2003

	(In thousands)
Income from operations	$15,051	$14,396	$13,544
Equity:
Change in fair value of securities available for sale	(3,127)	(1,190)	(3,314)
Adjustment required to recognize minimum pension liability	(28)	9	(22)
Compensation expense for tax purposes in excess of that recognized for financial reporting purposes	(1,752)	(3,144)	(3,331)

Total income taxes	$10,144	$10,071	$6,877

The components of the net deferred tax asset are as follows at December 31:

	2005	2004

	(In thousands)
Deferred tax asset:
Postretirement benefits	$1,574	$2,808
Impairment write-down	—	39
Unrealized losses on securities available for sale	3,676	549
Minimum pension liability	262	234
Other	722	532

Deferred tax asset	6,234	4,162

Deferred tax liability:
Allowance for loan losses	722	277
Depreciation	106	128
Other	519	4

Deferred tax liability	1,347	409

Net deferred tax asset included in other assets	$4,887	$3,753

The Company has recorded a net deferred tax asset of $4,887,000. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2005 and 2004.

9. Benefit Plans

Defined Contribution Plans:

The Company maintains a profit sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all employees. Annual contributions are at the discretion of the Company’s Board of Directors, but not to exceed the maximum amount allowable under the Internal Revenue Code. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. Contributions to the profit sharing plan are determined at the end of each year. Contributions by the Bank into the 401(k) plan vest 20% per year over a five-year period beginning after the employee has completed one year of service. Contributions into the profit sharing plan vest 20% per year over the employee’s first five years of service. Compensation expense recorded by the Company for these plans amounted to $868,000, $805,000 and $738,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least vice president. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. The Bank had also provided an additional non-contributory deferred compensation plan for its former president in the amount of 10% of his salary. Compensation expense recorded by the Company for these plans amounted to $172,000, $201,000 and $189,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2005, the loan had an outstanding balance of $3,639,000, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2005, 2004 and 2003, the Company funded $773,000, $707,000 and $649,000, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2005	2004

Shares owned by Employee Benefit Trust, beginning balance	1,743,278	1,779,057
Shares released and allocated	(46,212)	(35,779)

Shares owned by Employee Benefit Trust, ending balance	1,697,066	1,743,278

Market value of unallocated shares	$26,423,318	$34,970,157

Omnibus Incentive Plan:

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of December 31, 2005, there are 219,086 shares available for full value awards and 751,912 shares available for non-full value awards. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years. The Omnibus Plan increased the annual grants to each outside director to 3,600 restricted stock units, while eliminating grants of stock options for outside directors. Prior to the approval of the 2005 Omnibus Plan, outside directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options. This change is expected to provide an expense benefit beginning in 2006 when we will be required to expense stock options grants.

                Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); the settlement of such an award in cash; the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or the surrender of shares by an award holder in payment of the exercise price or taxes to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool. The following table summarizes certain activity for shares available for full value awards, for the years ended December 31:

	2005	2004	2003

Shares available for future full value awards at beginning of year	309,815	373,125	417,768
Full value awards	(125,200)	(91,657)	(81,783)
Shares repurchased to satisfy tax withholding obligations	28,651	25,222	30,855
Forfeitures	5,820	3,125	6,285

Shares available for future full value awards at end of year	219,086	309,815	373,125

                Non-Full Value Awards:  The second pool is available for non-full value awards, such as stock options. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a non-full value award (under the Omnibus Plan or the 1996 Stock Option Incentive Plan). The second pool will not be replenished by shares withheld or surrendered in payment of the exercise price or taxes, retained by the Company as a result of the delivery to the award hold of fewer shares than the number underlying the award, or the settlement of the award in cash.

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options:

	Shares Underlying Awards	Weighted Average Exercise Price

Balance outstanding December 31, 2002	2,907,699	$7.14
Granted	268,050	$13.55
Exercised	(853,685)	$5.22
Forfeited	(27,795)	$9.00

Balance outstanding December 31, 2003	2,294,269	$8.58
Granted	237,450	$17.75
Exercised	(560,763)	$6.12
Forfeited	(5,705)	$13.49

Balance outstanding December 31, 2004	1,965,251	$10.38
Granted	123,725	$17.88
Exercised	(340,166)	$7.12
Forfeited	(17,017)	$9.38

Balance outstanding December 31, 2005	1,731,793	$11.56

Shares available for future non-full value awards at December 31, 2005	751,912

The following table summarizes information about the non-full value awards at December 31, 2005:

	Options Outstanding		Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

$ 4.81	155,348	0.4 years	155,348	$4.81
$5.00-$10.00	366,735	3.6 years	339,735	$6.73
$10.01-$15.00	851,435	6.4 years	636,365	$12.06
$15.01-$20.00	358,275	8.8 years	250,475	$17.60

$4.81-$20.00	1,731,793	5.8 years	1,381,923	$10.94

There were 1,299,516 options exercisable at a weighted average exercise price of $8.82 at December 31, 2004 and 1,391,494 options were exercisable at a weighted average exercise price of $6.66 at December 31, 2003.

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

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,006	$12,843
Service cost	587	621
Interest cost	843	788
Actuarial loss	1,173	275
Benefits paid	(600)	(521)

Projected benefit obligation at end of year	16,009	14,006

Change in plan assets:
Market value of assets at beginning of year	13,039	11,612
Actual return on plan assets	1,575	1,089
Employer contributions	976	859
Benefits paid	(600)	(521)

Market value of plan assets at end of year	14,990	13,039

Funded status	(1,019)	(967)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	5,139	4,464

Prepaid pension cost included in other assets	$4,120	$3,497

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2005	2004

Weighted average discount rate	5.63%	6.13%
Rate of increase in future compensation levels	3.00%	3.25%
Expected long-term rate of return on assets	8.50%	8.50%

The amounts shown above as prepaid pension costs are the only amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2005 and 2004. The accumulated benefit obligation for the Retirement Plan was $14,149,000 and $12,398,000 at December 31, 2005 and 2004, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2005	2004	2003

	(In thousands)
Service cost	$587	$621	$554
Interest cost	843	788	754
Amortization of past service liability	—	(13)	(24)
Amortization of unrecognized loss	161	81	18
Expected return on plan assets	(1,238)	(1,166)	(1,087)

Net pension expense	$353	$311	$215

Assumptions used to develop periodic pension benefit expense for the Retirement Plan for the years ended December 31 were:

	2005	2004	2003

Weighted average discount rate	6.13%	6.25%	6.50%
Rate of increase in future compensation levels	3.25%	3.50%	4.00%
Expected long-term rate of return on assets	8.50%	9.00%	8.50%

The long-term rate-of-return on assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the Retirement Plan’s target allocation, the expected rate of return is determined to be 8.50%, which is roughly the midpoint of the range of expected return.

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2005	2004

Equity securities	72%	69%
Debt securities	28%	31%

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

The Bank expects to contribute $0.9 million to its Retirement Plan in 2006.

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the year ending December 31:	Future Benefit Payments

(In thousands)
2006	$653
2007	670
2008	754
2009	815
2010	854
2011 – 2015	5,216

Outside Director Pension Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equal or exceed 55. Benefits are also payable to a non-employee director whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who becomes a non-employee director after January 1, 2004 will not be eligible to participate in the Directors’ Plan. An eligible director will be paid an annual retirement benefit equal to the last annual retainer paid, plus fees paid to such director for attendance at Board meetings of the Holding Company or the Bank during the twelve-month period prior to retirement, but not more than $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank uses a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,051	$2,575
Service cost	84	74
Interest cost	72	50
Actuarial loss (gain)	82	(2)
Benefits paid	(147)	(99)
Plan amendments	—	453

Projected benefit obligation at end of year	3,142	3,051

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	147	99
Benefits paid	(147)	(99)

Market value of plan assets at end of year	—	—

Funded status	(3,142)	(3,051)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	610	536
Prior service cost not yet recognized in periodic pension cost	708	857
Adjustment required to recognize minimum liability	(1,277)	(1,360)

Accrued pension cost included in other liabilities	$(3,101)	$(3,018)

The accumulated benefit obligation for the Directors’ Plan was $3,142,000 and $3,051,000 at December 31, 2005 and 2004, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2005	2004	2003

	(In thousands)
Service cost	$84	$74	$40
Interest cost	72	50	20
Amortization of unrecognized loss	12	15	14
Amortization of past service liability	148	141	119

Net pension expense	$316	$280	$193

Assumptions used to determine benefit obligations and periodic pension benefit expense for the Directors’ Plan for the years ended December 31 were:

	2005	2004	2003

Weighted average discount rate for the benefit obligation	5.63%	6.13%	6.25%
Weighted average discount rate for periodic pension benefit expense	6.13%	6.25%	6.50%
Rate of increase in future compensation levels	0.00%	0.00%	0.00%

The (decrease) increase in other comprehensive income from the change in the minimum liability for the Directors’ Plan was ($38,000), $7,000 and ($22,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank expects to make payments of $178,000 under its Directors’ Plan in 2006.

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the year ending December 31:	Future Benefit Payments

(In thousands)
2006	$178
2007	200
2008	236
2009	272
2010	275
2011 – 2015	1,392

Amounts recognized for the Directors’ Plan in the Consolidated Statements of Financial Position at December 31:

	2005	2004

	(In thousands)
Accrued benefit	$(3,101)	$(3,018)
Intangible asset	708	857
Accumulated other comprehensive income	307	269

Net amount recognized	$(2,086)	$(1,892)

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2005, the Company has not funded these plans. The Company uses a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2005	2004

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,142	$3,574
Service cost	156	162
Interest cost	249	235
Actuarial (gain) loss	(1,721)	265
Benefits paid	(200)	(94)

Projected benefit obligation at end of year	2,626	4,142

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	200	94
Benefits paid	(200)	(94)

Market value of plan assets at end of year	—	—

Funded status	(2,626)	(4,142)
Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in assumptions	(581)	1,204
Prior service cost not yet recognized in periodic pension cost	(100)	(135)

Accrued pension cost included in other liabilities	$(3,307)	$(3,073)

The amounts shown above as accrued postretirement cost are the only amounts recognized in the Consolidated Statements of Financial Condition at December 31, 2005 and 2004. The accumulated benefit obligation for the Postretirement Plans was $2,626,000 and $4,142,000 at December 31, 2005 and 2004, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2005	2004

Rate of return on plan assets	N/A	N/A
Discount rate	5.63%	6.13%
Rate of increase in health care costs
Initial	9.50%	10.00%
Ultimate (year 2012)	4.50%	4.25%
Annual rate of salary increase for life insurance	3.00%	3.25%

The resulting net periodic postretirement benefit expense consisted of the following components for the years ended December 31:

	2005	2004	2003

	(In thousands)
Service cost	$156	$162	$152
Interest cost	249	235	218
Amortization of unrecognized loss	64	69	61
Amortization of past service liability	(35)	(131)	(131)

Net postretirement benefit expense	$434	$335	$300

Assumptions used to develop periodic postretirement benefit expense for the Postretirement Plans for the years ended December 31 were:

	2005	2004	2003

Rate of return on plans assets	NA	NA	NA
Discount rate	6.13%	6.25%	6.50%
Rate of increase in health care costs
Initial	10.00%	10.00%	9.00%
Ultimate (year 2011)	4.25%	3.75%	4.50%
Annual rate of salary increases for life insurance	3.25%	3.25%	4.00%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease

	(In thousands)
Effect on postretirement benefit obligation	$149	$(129)
Effect on total service and interest cost	48	(38)

The Company expects to pay benefits of $105,000 under its Postretirement Plans in 2006.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the year ending December 31:	Future Benefit Payments

(In thousands)
2006	$ 105
2007	112
2008	122
2009	128
2010	135
2011 – 2015	788
85

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

11. Stockholders’ Equity

Dividend Restrictions:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2005, the Bank’s liquidation account was $3.6 million and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2005, the Bank had $33.7 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Treasury Stock Transactions:

The Holding Company repurchased 144,700 shares in 2005 and 520,600 shares in 2004, of its outstanding common stock on the open market under its stock repurchase programs. In 2004, the Company approved a new stock repurchase program, which authorized the purchase of an additional 1,000,000 shares. At December 31, 2005, 774,650 shares remain to be repurchased under this plan. At December 31, 2005 and 2004, there were 1,050 and 224,448 shares, respectively, held as Treasury Stock.

12. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2005, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2005		December 31, 2004

	Amount	Percent of Assets	Amount	Percent of Assets

	(Dollars in thousands)
Tangible capital:
Capital level	$167,550	7.14%	$161,176	7.89%
Requirement	35,201	1.50	30,659	1.50
Excess	132,349	5.64	130,517	6.39

Leverage and Core (Tier I) capital:
Capital level	$167,550	7.14%	$161,176	7.89%
Requirement	70,402	3.00	61,318	3.00
Excess	97,148	4.14	99,858	4.89

Total risk-based capital:
Capital level	$173,936	12.12%	$167,710	14.01%
Requirement	114,845	8.00	95,788	8.00
Excess	59,091	4.12	71,922	6.01

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally construction loans and home equity lines of credit) amounted to $56.2 million and $73.1 million, respectively, at December 31, 2005. Included in these commitments were $43.8 million of fixed-rate commitments at a weighted average rate of 7.55%, and $85.5 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2005, of 7.39%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental

(In thousands)
Years ended December 31:
2006	$1,603
2007	1,755
2008	1,809
2009	1,857
2010	1,800
Thereafter	6,217

Total minimum payments required	$15,041

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2005, 2004 and 2003 was approximately $1,660,000, $1,300,000 and $1,000,000, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

14. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate.

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

The estimated fair value of each material class of financial instruments at December 31, 2005 and 2004 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The estimated fair value of loans, with carrying amounts of $1,881,876,000 and $1,516,507,000 at December 31, 2005 and 2004, respectively, was $1,881,008,000 and $1,548,745,000 at December 31, 2005 and 2004, respectively.

Fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $1,447,864,000 and $1,276,324,000 at December 31, 2005 and 2004, respectively, was $1,408,553,000 and $1,235,418,000 at December 31, 2005 and 2004, respectively.

The fair values of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $689,710,000 and $584,736,000 at December 31, 2005 and 2004, respectively, was $682,872,000 and $593,266,000 at December 31, 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

16. Recent Accounting Pronouncements

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment.” This statement revises FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement are effective for the first interim or annual reporting period that begins after June 15, 2005. On April 12, 2005, the U.S. Securities and Exchange Commission issued a release which changed the implementation date to the beginning of the next fiscal year after June 15, 2005. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company. While management is unable to determine the actual effect the adoption of this statement will have on its diluted earnings per share, management estimates, based on prior year grants, that the effect on annual diluted earnings per share will be in the range of $0.02 and $0.04 per diluted share.

                On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired impaired loans, for which it is probable that the investor will be unable to collect all contractually required payments receivable, to be recorded at the present value of amounts expected to be received, and prohibits carrying over or creating a valuation allowance in the initial accounting for these loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 in the first quarter of 2005 did not have a material effect on the Company’s results of operations or financial condition.

              In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s results of operations or financial condition.

              On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations, ” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial condition.

17. Quarterly Financial Data (unaudited) Selected unaudited quarterly financial data for the fiscal years ended December 31, 2005 and 2004 is presented below:

	2005				2004

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$35,139	$34,098	$32,486	$30,716	$30,036	$30,022	$29,561	$29,105
Interest expense	18,103	16,959	15,324	13,843	13,689	13,150	12,700	12,694

Net interest income	17,036	17,139	17,162	16,873	16,347	16,872	16,861	16,411
Provision for loan losses	—	—	—	—	—	—	—	—
Other operating income	1,182	2,089	1,861	1,515	1,324	1,528	1,615	1,476
Other operating expense	8,868	9,433	9,360	8,603	9,449	8,142	8,509	9,289

Income before income tax expense	9,350	9,795	9,663	9,785	8,222	10,258	9,967	8,598
Income tax expense	3,646	3,820	3,769	3,816	3,155	4,001	3,887	3,353

Net income	$5,704	$5,975	$5,894	$5,969	$5,067	$6,257	$6,080	$5,245

Basic earnings per share	$0.32	$0.34	$0.34	$0.34	$0.29	$0.36	$0.35	$0.30
Diluted earnings per share	$0.32	$0.33	$0.33	$0.33	$0.28	$0.35	$0.34	$0.29
Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.09	$0.09	$0.09	$0.08
Average common shares outstanding for:
Basic earnings per share	17,673	17,581	17,487	17,478	17,444	17,458	17,439	17,377
Diluted earnings per share	18,031	18,034	17,937	18,003	18,069	18,051	18,093	18,163
91

18. Parent Company Only Financial Information

Earnings of the Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company’s investment, any dividends would reduce the Holding Company’s investment in the Bank, and any changes in the Bank’s unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company’s investment in the Bank. The condensed financial statements for the Holding Company, at and for the years ended December 31, 2005 and 2004 are presented below:

Condensed Statements of Financial Condition
	2005	2004

	(In thousands)
Assets:
Cash and due from banks	$23,197	$9,203
Securities available for sale:
Other securities	4,588	6,388
Interest receivable	21	19
Investment in subsidiaries	166,517	163,954
Other assets	3,498	2,382

Total assets	$197,821	$181,946

Liabilities:
Borrowings	$20,619	$20,619
Other liabilities	735	674

Total liabilities	21,354	21,293

Stockholders’ Equity:
Common stock	195	195
Additional paid-in capital	39,635	37,187
Treasury stock	(12)	(3,893)
Unearned compensation	(4,159)	(5,117)
Retained earnings	146,068	133,290
Accumulated other comprehensive income, net of taxes	(5,260)	(1,009)

Total equity	176,467	160,653

Total liabilities and equity	$197,821	$181,946

Condensed Statements of Income
	2005	2004	2003

	(In thousands)
Dividends from the Bank	$20,000	$17,000	$—
Interest income	305	283	203
Interest expense	(1,487)	(1,095)	(1,014)
Gain (loss) on sale of securities	437	229	(28)
Other operating income	—	6	—
Other operating expenses	(1,307)	(983)	(806)

Income (loss) before taxes and equity in undistributed earnings of subsidiary	17,948	15,440	(1,645)
Income tax benefit	934	690	780

Income (loss) before equity in undistributed subsidiary	18,882	16,130	(865)
Equity in undistributed earnings of the Bank	4,660	6,519	22,543

Net income	$23,542	$22,649	$21,678

Condensed Statements of Cash Flow
	2005	2004	2003

	(In thousands)
Operating activities:
Net income	$23,542	$22,649	$21,678
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(4,660)	(6,519)	(22,543)
Amortization of unearned premium, net of accretion of unearned discount	—	3	2
Securities impairment adjustment	—	89	—
Net (gain) loss on sale of investment securities	(437)	(318)	28
Net increase (decrease) in operating assets and liabilities	157	(168)	(763)
Unearned compensation, net	1,543	2,587	2,008

Net cash provided by operating activities	20,145	18,323	410

Investing activities:
Purchases of securities available for sale	(150)	(124)	(70)
Proceeds from sales and calls of securities available for sale	1,689	931	102

Net cash provided by investing activities	1,539	807	32

Financing activities:
Purchase of treasury stock	(3,085)	(9,773)	(7,333)
Cash dividends paid	(7,027)	(6,127)	(4,852)
Stock options exercised	2,422	3,283	4,457

Net cash used in financing activities	(7,690)	(12,617)	(7,728)

Net increase (decrease) in cash and cash equivalents	13,994	6,513	(7,286)
Cash and cash equivalents, beginning of year	9,203	2,690	9,976

Cash and cash equivalents, end of year	$23,197	$9,203	$2,690

19. Acquisition of Atlantic Liberty Financial Corporation

On December 21, 2005, the Company announced the signing of a definitive agreement to acquire 100 percent of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), and its subsidiary Atlantic Liberty Savings, FA, based in Brooklyn, New York. Under the terms of the agreement, Atlantic Liberty’s shareholders may elect to receive $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. The transaction has an aggregate value of approximately $41.9 million, based on the Holding Company’s share price at the close of business on December 20, 2005. The transaction is subject to approval by the shareholders of Atlantic Liberty, customary regulatory approvals, and other customary conditions. The transaction is expected to close in the second quarter of 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flushing Financial Corporation:

We have completed integrated audits of Flushing Financial Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Flushing Financial Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of Flushing Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Office of Thrift Supervision Instructions for Thrift Financial Reports (“TFR instructions”) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 9, 2006

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None.

Item 9A.     Controls and Procedures.

                Disclosure Controls and Procedures

                The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                Management’s Report on Internal Control over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instructions to the Office of Thrift Supervision Instructions for Thrift Financial Reports to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA).

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on those criteria issued by COSO.

                The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which appears on page 94.

Dated March 8, 2006

Item 9B. Other Information. None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

                Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2006 (“Proxy Statement”) under the captions “Board Nominees”, “Continuing Directors”, “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2005:

	( a ) Number of securities to be issued upon exercise of outstanding options, warrants and rights	( b ) Weighted-average exercise price of outstanding options, warrants and rights	( c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,731,793	$11.56	970,998	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,731,793	$11.56	970,998	(1)

(1) Consists of 751,912 shares available for future non-full value awards and 219,086 shares available for future full value awards.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)   1.     Financial Statements

                The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2005 and 2004

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2005

•	Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2005

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

       2.     Financial Statement Schedules

                Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (19)

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement dated as of September 17, 1996 between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6) (12)

4.3	Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Financial Corporation (incorporated by reference to Exhibit A to Exhibit 4.5) (12)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6	Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7	Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.2*	Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.3*	Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.4*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.5*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.6*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (9)

10.7*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (9)

10.8*	Form of Special Termination Agreement as amended(8)

10.9*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.10(a)*	Amended and Restated Outside Director Retirement Plan (13)

10.10(b)*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.11*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (11)

10.12(a)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with John J. McCabe on June 17, 2003, with John
R. Buran on March 1, 2004, and with each of Steven J. D’Iorio and Donna M. O’Brien on December 21, 2004.) (2)

10.12(b)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
Corporation, and Certain Officers (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004) (2)

10.13*	Employee Benefit Trust Agreement (1)

10.13(a)*	Amendment to the Employee Benefit Trust Agreement (4)

10.14*	Loan Document for Employee Benefit Trust (1)

10.15*	Guarantee by Flushing Financial Corporation (1)
98

10.16*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.16(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.16(b)*	Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.16(c)*	Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.16(d)*	Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.16(e)*	Amendment No. 5 to Gerard P. Tully, Sr. Consulting Agreement (14)

10.17*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended effective April 20, 2004) (15)

10.18*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (as restated as of
  December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend) (13)

10.19*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C. Passick (15)

10.20*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Michael J. Hegarty dated December 23, 2004. (16)

10.21*	Description of Outside Director Fee Arrangements

10.22*	Form of Outside Director Restricted Stock Award Letter (19)

10.23*	Form of Outside Director Restricted Stock Unit Award Letter (19)

10.24*	Form of Outside Director Stock Option Grant Letter (19)

10.25*	Form of Employee Restricted Stock Award Letter (19)

10.26*	Form of Employee Restricted Stock Unit Award Letter (19)

10.27*	Form of Employee Stock Option Award Letter (19)

10.28*	2005 Omnibus Incentive Plan (17)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

* Indicates compensatory plan or arrangement.

—————————
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(13)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed November 26, 2004.

(15)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Exhibit filed with Form 8-K filed December 28, 2004.

(17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2005 for the Company’s annual meeting of stockholders.

(18)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 10, 2006.

FLUSHING FINANCIAL CORPORATION

By	/S/ JOHN R. BURAN

John R. Buran President and CEO

POWER OF ATTORNEY

                We, the undersigned directors and officers of Flushing Financial Corporation (the “Company”) hereby severally constitute and appoint John R. Buran and David W. Fry as our true and lawful attorneys and agents, each acting alone and with full power of substitution and re-substitution, to do any and all things in our names in the capacities indicated below which said John R. Buran or David W. Fry may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the report on Form 10-K, or amendment thereto, including specifically, but not limited to, power and authority to sign for us in our names in the capacities indicated below the report on Form 10-K, or amendment thereto; and we hereby approve, ratify and confirm all that said John R. Buran or David W. Fry shall do or cause to be done by virtue thereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K, or amendment thereto, has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN R. BURAN	Director, President (Principal Executive Officer)	March 10, 2006
John R. Buran

/S/ GERARD P. TULLY, SR.	Director, Chairman	March 10, 2006
Gerard P. Tully, Sr.

/S/ DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 10, 2006
David W. Fry

/S/ JAMES D. BENNETT	Director	March 10, 2006
James D. Bennett
100

/S/STEVEN J. D’IORIO	Director	March 10, 2006
Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 10, 2006
Louis C. Grassi

/S/MICHAEL J. HEGARTY	Director	March 10, 2006
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 10, 2006
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 10, 2006
Vincent F. Nicolosi

/S/DONNA M. O’BRIEN	Director	March 10, 2006
Donna M. O’Brien

/S/FRANKLIN F. REGAN, JR.	Director	March 10, 2006
Franklin F. Regan, Jr.

/S/JOHN E. ROE, SR.	Director	March 10, 2006
John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 10, 2006
Michael J. Russo
101

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (19)

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement dated as of September 17, 1996 between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (5)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-1 to Exhibit 4.6) (12)

4.3	Form of Common Security of Flushing Financial Capital Trust I (incorporated by reference to Exhibit A-2 to Exhibit 4.6) (12)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Financial Corporation (incorporated by reference to Exhibit A to Exhibit 4.5) (12)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6	Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among
  Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7	Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.2*	Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and
  Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.3*	Amended and Restated Employment Agreements between Flushing Financial Corporation and
  Certain Officers (An Employment Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004.) (8)

10.4*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.5*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.6*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (9)

10.7*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (9)

10.8*	Form of Special Termination Agreement as amended(8)

10.9*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.10(a)*	Amended and Restated Outside Director Retirement Plan (13)

10.10(b)*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.11*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (11)

10.12(a)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
  Corporation, and each Director (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with John J. McCabe on June 17, 2003, with
  John R. Buran on March 1, 2004, and with each of Steven J. D’Iorio and Donna M. O’Brien on
December 21, 2004.) (2)

10.12(b)	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial
  Corporation, and Certain Officers (An Indemnity Agreement substantially the same in all material respects to this agreement was entered into with David W. Fry on July 1, 2004) (2)

10.13*	Employee Benefit Trust Agreement (1)

10.13(a)*	Amendment to the Employee Benefit Trust Agreement (4)

10.14*	Loan Document for Employee Benefit Trust (1)
102

10.15*	Guarantee by Flushing Financial Corporation (1)

10.16*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.16(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.16(b)*	Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.16(c)*	Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.16(d)*	Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.16(e)*	Amendment No. 5 to Gerard P. Tully, Sr. Consulting Agreement (14)

10.17*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (as amended effective April 20, 2004) (15)

10.18*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (as restated as of December 31, 2003 to reflect the three-for-two stock split paid on December 15, 2003 in the form of a stock dividend) (13)

10.19*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C. Passick (15)

10.20*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Michael J. Hegarty dated December 23, 2004. (16)

10.21*	Description of Outside Director Fee Arrangements

10.22*	Form of Outside Director Restricted Stock Award Letter (19)

10.23*	Form of Outside Director Restricted Stock Unit Award Letter (19)

10.24*	Form of Outside Director Stock Option Grant Letter (19)

10.25*	Form of Employee Restricted Stock Award Letter (19)

10.26*	Form of Employee Restricted Stock Unit Award Letter (19)

10.27*	Form of Employee Stock Option Award Letter (19)

10.28*	2005 Omnibus Incentive Plan (17)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

* Indicates compensatory plan or arrangement.

—————————
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(13)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed November 26, 2004.

(15)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Exhibit filed with Form 8-K filed December 28, 2004.

(17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2005 for the Company’s annual meeting of stockholders.

(18)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
103