Form 10-Q
period 2006-03-31
FLUSHING FINANCIAL CORP
filed 2006-05-10
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ___	Accelerated filer	X	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes      X   No

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2006 was 19,473,642.

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Statements of Financial Condition..............................................................	1
Consolidated Statements of Income and Comprehensive Income ..................................	2
Consolidated Statements of Cash Flows ..........................................................................	3
Consolidated Statements of Changes in Stockholders’ Equity ........................................	4
Notes to Consolidated Statements ...................................................................................	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................	11
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................	21
ITEM 4. Controls and Procedures.....................................................................................	21
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.................................................................................................	21
ITEM 1A. Risk Factors........................................................................................................	21
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..........................	21
ITEM 3. Defaults Upon Senior Securities..........................................................................	22
ITEM 4. Submission of Matters to a Vote of Security Holders.......................................	22
ITEM 5. Other Information...............................................................................................	22
ITEM 6. Exhibits..................................................................................................................	23
SIGNATURES......................................................................................................................	24

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
(Dollars in thousands, except per share data)	2006	2005
ASSETS
Cash and due from banks	$31,963	$26,754
Securities available for sale:
Mortgage-backed securities	283,428	301,194
Other securities	41,196	36,567
Loans:
Multi-family residential	796,989	788,071
Commercial real estate	430,038	399,081
One-to-four family — mixed-use property	496,306	477,775
One-to-four family — residential	130,518	134,641
Co-operative apartments	2,116	2,161
Construction	57,802	49,522
Small Business Administration	10,187	9,239
Commercial business and other	25,078	19,362
Net unamortized premiums and unearned loan fees	8,970	8,409
Allowance for loan losses	(6,394)	(6,385)
Net loans	1,951,610	1,881,876
Interest and dividends receivable	10,618	10,554
Bank premises and equipment, net	7,698	7,238
Federal Home Loan Bank of New York stock	28,047	29,622
Bank owned life insurance	36,796	26,526
Goodwill	3,905	3,905
Other assets	27,249	28,972
Total assets	$2,422,510	$2,353,208
LIABILITIES
Due to depositors:
Non-interest bearing	$62,305	$58,678
Interest-bearing:
Certificate of deposit accounts	961,884	898,157
Savings accounts	261,049	273,753
Money market accounts	204,299	175,247
NOW accounts	40,477	42,029
Total interest-bearing deposits	1,467,709	1,389,186
Mortgagors' escrow deposits	29,547	19,423
Borrowed funds	475,803	510,810
Securities sold under agreements to repurchase	188,900	178,900
Other liabilities	18,244	19,744
Total liabilities	2,242,508	2,176,741
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 19,529,994 shares and 19,466,894 shares issued at March 31, 2006 and December 31,
2005, respectively; 19,502,512 shares and 19,465,844 shares outstanding at
March 31, 2006 and December 31, 2005, respectively)	195	195
Additional paid-in capital	42,095	39,635
Treasury stock (27,482 shares and 1,050 shares at March 31, 2006
and December 31, 2005, respectively)	(445)	(12)
Unearned compensation — Employee Benefit Trust	(3,457)	(4,159)
Retained earnings	148,846	146,068
Accumulated other comprehensive loss, net of taxes	(7,232)	(5,260)
Total stockholders' equity	180,002	176,467

Total liabilities and stockholders' equity	$2,422,510	$2,353,208

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months
	ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Interest and dividend income
Interest and fees on loans	$32,265	$26,265
Interest and dividends on securities:
Interest	3,700	4,362
Dividends	77	81
Other interest income	170	8
Total interest and dividend income	36,212	30,716
Interest expense
Deposits	11,510	7,683
Other interest expense	7,787	6,160
Total interest expense	19,297	13,843
Net interest income	16,915	16,873
Provision for loan losses	-	-
Net interest income after provision for loan losses	16,915	16,873
Non-interest income
Loan fee income	630	530
Banking services fee income	371	383
Net gain on sale of loans held for sale	123	-
Net gain on sale of loans	27	19
Net gain on sale of securities	81	-
Federal Home Loan Bank of New York stock dividends	379	164
Bank owned life insurance	270	279
Other income	326	140
Total non-interest income	2,207	1,515
Non-interest expense
Salaries and employee benefits	4,754	4,278
Occupancy and equipment	1,109	963
Professional services	967	940
Data processing	638	535
Depreciation and amortization of premises and equipment	367	403
Other operating expenses	1,597	1,484
Total non-interest expense	9,432	8,603
Income before income taxes	9,690	9,785
Provision for income taxes
Federal	2,941	2,994
State and local	838	822
Total taxes	3,779	3,816
Net income	$5,911	$5,969
Other comprehensive income, net of tax
Unrealized holding losses arising during the period	$(1,923)	$(3,360)
Less: reclassification adjustments for gains included in income	(49)	-
Net unrealized holding losses	(1,972)	(3,360)
Comprehensive net income	$3,939	$2,609
Basic earnings per share	$0.33	$0.34
Diluted earnings per share	$0.33	$0.33
Dividends per share	$0.11	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months
	March 31,
(In thousands)	2006	2005
OPERATING ACTIVITIES
Net income	$ 5,911	$ 5,969
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of bank premises and equipment	367	403
Origination of loans held for sale	(1,489)	-
Proceeds from sale of loans held for sale	1,619	-
Net gain on sale of loans held for sale	(123)	-
Net gain on sales of loans	(27)	(19)
Net gain on sale of securities	(81)	-
Amortization of unearned premium, net of accretion of unearned discount	263	326
Stock-based compensation expense	374	(5)
Deferred compensation	(153)	4
Excess tax benefits from stock-based payment arrangements	(15)	-
Deferred income tax benefit	(65)	(25)
Net increase in other assets and liabilities	3,893	900
Net cash provided by operating activities	10,474	7,553

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(827)	(468)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	1,575	(3,200)
Purchases of securities available for sale	(9,907)	(153)
Proceeds from sales and calls of securities available for sale	6,471	-
Proceeds from maturities and prepayments of securities available for sale	13,029	21,594
Net originations and repayment of loans	(75,589)	(100,080)
Purchases of loans	(1,980)	-
Proceeds from sale of loans	6,045	1,030
Proceeds from sale of delinquent loans	1,754	751
Purchase of bank owned life insurance	(10,000)	-
Net cash used in investing activities	(69,429)	(80,526)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	3,627	2,466
Net increase (decrease) in interest-bearing deposits	78,523	(2,527)
Net increase in mortgagors' escrow deposits	10,124	11,153
Net repayment of short-term borrowed funds	(10,000)	(11,000)
Proceeds from long-term borrowings	20,000	85,000
Repayment of long-term borrowings	(35,007)	(10,006)
Purchases of treasury stock	(2,038)	(2,436)
Excess tax benefits from stock-based payment arrangements	15	-
Proceeds from issuance of common stock upon exercise of stock options	870	867
Cash dividends paid	(1,950)	(1,745)
Net cash provided by financing activities	64,164	71,772

Net increase (decrease) in cash and cash equivalents	5,209	(1,201)
Cash and cash equivalents, beginning of period	26,754	14,661
Cash and cash equivalents, end of period	$ 31,963	$ 13,460
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$ 18,483	$ 13,450
Income taxes paid	225	427
Taxes paid if excess tax benefits were not tax deductible	1,028	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the three months ended
(Dollars in thousands)	March 31, 2006
Common Stock
Balance, beginning of period	$195
Issuance upon the exercise of stock options (58,600 common shares)	-
Shares issued upon vesting of restricted stock unit awards (4,500 common shares)	-
Balance, end of period	$195

Additional Paid-In Capital
Balance, beginning of period	$39,635
Award of common shares released from Employee Benefit Trust (1,357 common shares)	18
Cumulative adjustment related to adoption of SFAS No. 123R	847
Shares issued upon vesting of restricted stock unit awards (4,500 common shares)	35
Vesting of restricted stock unit awards (4,500 common shares)	(35)
Forfeiture of restricted stock awards (1,260 common shares)	12
Options exercised (59,200 common shares)	436
Stock-based compensation expense	344
Stock-based income tax benefit	803
Balance, end of period	$42,095

Treasury Stock
Balance, beginning of period	$(12)
Purchases of common shares outstanding (125,000 common shares)	(2,011)
Issuance upon exercise of stock options (123,580 common shares)	1,988
Purchase of common shares to fund options exercised (22,002 common shares)	(371)
Repurchase of restricted stock awards to satisfy tax obligations
(1,750 common shares)	(27)
Forfeiture of restricted stock awards (1,260 common shares)	(12)
Balance, end of period	$(445)

Unearned Compensation
Balance, beginning of period	$(4,159)
Cumulative adjustment related to adoption of SFAS No. 123R	516
Release of shares from Employee Benefit Trust (54,805 common shares)	186
Balance, end of period	$(3,457)

Retained Earnings
Balance, beginning of period	$146,068
Net income	5,911
Cash dividends declared and paid	(1,950)
Stock options exercised (122,980 common shares)	(1,183)
Balance, end of period	$148,846

Accumulated Other Comprehensive Income
Balance, beginning of period	$(5,260)
Change in net unrealized loss on securities available for sale,
net of taxes, of approximately $1,495	(1,923)
Less: Reclassification adjustment for gains included in net income,
net of taxes, of approximately $32	(49)
Balance, end of period	$(7,232)
Total Stockholders' Equity	$180,002

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

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

Basic earnings per share for the three-month periods ended March 31, 2006 and 2005 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	Three months ended
	March 31,
(In thousands, except per share data)	2006	2005
Net income	$5,911	$5,969
Divided by:
Weighted average common shares outstanding	17,766	17,478
Weighted average common stock equivalents	312	526
Total weighted average common shares and
common stock equivalents	18,078	18,004
Basic earnings per share	$0.33	$0.34
Diluted earnings per share	$0.33	$0.33
Dividends per share	$0.11	$0.10
Dividend payout ratio	33.33%	29.41%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 355,875 shares at an average exercise price of $17.80 were not included in the computation of diluted earnings per share for the three month period ended March 31, 2006. Unvested restricted stock and restricted stock unit awards totaling 138,670 shares at an average market price on date of grant of $17.74, were not included in the computation of diluted earnings per share for the three months ended March 31, 2006. For the three months ended March 31, 2005, options to purchase 35,750 shares, at an average price of $19.94, and unvested restricted stock and restricted stock unit awards for 17,874 shares, at an average market price on the date of grant of $19.94, were not included in the computation of diluted earnings per share.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This statement revised SFAS No. 123, “Accounting for Stock Based Compensation”, and superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25, which did not require compensation cost to be recognized. The Company also followed the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company elected to adopt SFAS No. 123R using the modified prospective method, and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Assuming the Company had recognized compensation cost for stock-based compensation in accordance with SFAS No. 123R prior to January 1, 2006, net income and earnings per share would have been as indicated in the table below:

	Three months ended
	March 31,
(Dollars in thousands, except share data)	2006	2005
Net income, as reported	$5,911	$5,969
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	242	69
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(242)	(151)
Pro forma net income	$5,911	$5,887
Basic earnings per share:
As reported	$0.33	$0.34
Pro forma	$0.33	$0.34
Diluted earnings per share:
As reported	$0.33	$0.33
Pro forma	$0.33	$0.33

The Company’s net income, as reported, for the three months ended March 31, 2006 and 2005 includes $0.4 million and $0.1 million, respectively, of stock-based compensation costs and $0.2 million and $44,000 of income tax benefits related to the stock-based compensations plans.

The adoption of SFAS No. 123R reduced income before income taxes by $0.1 million, net income by $0.1 million, and basic and diluted earnings per share each by less than $0.01. There were no realized tax benefits. Cash used by operating activities and cash provided by financing activities for the three months ended March 31, 2006 were each increased by $15,000 as a result of the adoption of the SFAS No. 123R.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were no stock option, restricted stock or restricted unit awards granted during either of the three month periods ended March 31, 2006 or 2005.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards. The Company has applied the shares authorized under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of March 31, 2006, there were 224,331 shares available for full value awards and 756,457 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available. Otherwise new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

The Omnibus Plan provides two pools for stock-based compensation. The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); the settlement of such an award in cash; the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or the surrender of shares by an award holder in payment of the exercise price or taxes to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the Company’s full value awards at or for the quarter ended March 31, 2006:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value
Non-vested at December 31, 2005	197,778	$16.16
Granted	-	-
Vested	(4,500)	7.77
Forfeited	(3,495)	15.54
Non-vested at March 31, 2006	189,783	$16.37
Vested but unissued at March 31, 2006
and December 31, 2005	59,811	$16.50

As of March 31, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.2 years. The total fair value of awards vested during the three months ended March 31, 2006 and 2005 was $70,000 and $129,000, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the quarter ended of March 31, 2006:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	($000) *
Outstanding at December 31, 2005	1,731,793	$ 11.56
Granted	-	-
Exercised	(182,180)	6.80
Forfeited	(4,545)	13.99
Outstanding at March 31, 2006	1,545,068	$ 12.11	6.0 years	$ 8,258
Exercisable shares at March 31, 2006	1,226,743	$ 11.48	5.7 years	$ 7,331
Vested but unexercisable shares at
March 31, 2006	128,310	$ 15.57	7.5 years	$ 243

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of March 31, 2006, there was $0.5 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 2.0 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Vice President and above. Awards are made under this plan on compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and IRS regulations. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, had the excluded compensation been eligible. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. Employees vest under this plan 20% per year for 5 years. Employees receive their vested interest in this plan in the form of a cash payment, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2005	17,630	$15.57
Granted	86	17.46
Forfeited	(43)	15.57
Distributions	(3,917)	16.38
Outstanding at March 31, 2006	13,756	$17.46
Vested at March 31, 2006	11,770	$17.46

The Company recorded stock-based compensation expense for the phantom stock plan of $30,000 for the three months ended March 31, 2006, and recorded a credit of $63,000 for the three months ended March 31, 2005. The total fair value of the distributions from the phantom stock plan during the three months ended March 31, 2006 and 2005 was $64,000 and $2,000, respectively.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised during the three months ended March 31, 2006 are provided in the following table:

	Three months ended
	March 31,
(In thousands)	2006	2005
Proceeds from stock options exercised	$870	$867
Fair value of shares received upon exercise of stock options	371	-
Tax benefit related to stock options exercised	786	465
Intrinsic value of stock options exercised	1,770	1,050

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2006	2005

Employee Pension Plan:
Service cost	$162	$146
Interest cost	221	211
Amortization of unrecognized loss	81	40
Amortization of past service liability	-	-
Expected return on plan assets	(326)	(309)
Net employee pension expense	$138	$88
Outside Director Pension Plan:
Service cost	$23	$21
Interest cost	17	18
Amortization of unrecognized loss	4	3
Amortization of past service liability	37	37
Net outside director pension expense	$81	$79
Other Postretirement Benefit Plans:
Service cost	$28	$39
Interest cost	36	62
Amortization of unrecognized (gain)loss	(6)	16
Amortization of past service liability	(7)	(9)
Net other postretirement benefit expense	$51	$108

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to contribute $0.9 million, $0.2 million and $0.1 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2006. As of March 31, 2006, the Company has contributed $36,700 to the Outside Director Pension Plan and $13,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2006. As of March 31, 2006, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2006. As of March 31, 2006, the Company has not revised its expected contributions for the year ending December 31, 2006.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ National Market under the symbol “FFIC”. The Bank is a consumer-oriented savings institution and conducts its business through nine banking offices located in Queens, Brooklyn, Manhattan and Nassau County. The Bank opened a new branch office in Bayside, Queens on May 1, 2006. The Company announced in December 2005, the signing of a definitive agreement to acquire Atlantic Liberty Financial Corporation (“Atlantic Liberty”), and its subsidiary Atlantic Liberty Savings, FA, based in Brooklyn, New York. The acquisition of Atlantic Liberty is expected to be completed near the end of the second quarter of 2006, subject to the approval of the shareholders of Atlantic Liberty and regulatory authorities. This acquisition will add two branches in Brooklyn in two very attractive commercial markets. We believe our larger size and greater breadth of product offerings will enable us to provide an enhanced level of service to these markets. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities.

The Company’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties - properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) mortgage loan surrogates such as mortgage-backed securities; and (3) U.S. government and federal agency securities, corporate fixed-income securities and other marketable securities. The Company also originates certain other loans, including construction loans, Small Business Administration loans and other small business and consumer loans.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

General. Diluted earnings per share was $0.33 for each of the three month periods ended March 31, 2006 and 2005. Net income declined $0.1 million, or 1.0%, to $5.9 million for the three months ended March 31, 2006 from $6.0 million for the three months ended March 31, 2005. The return on average assets was 1.00% for the three months ended March 31, 2006, as compared to 1.15% for the three months ended March 31, 2005, while the return on average equity was 13.39% for the three months ended March 31, 2006 and 14.95% for the three months ended March 31, 2005.

Interest Income. Total interest and dividend income increased $5.5 million, or 17.9%, to $36.2 million for the three months ended March 31, 2006 from $30.7 million for the three months ended March 31, 2005. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $294.1 million to $2,267.8 million. The increase in the yield of interest-earning assets is primarily due to an increase of $367.2 million in the average balance of the loan portfolio to $1,912.3 million, combined with an $87.3 million decrease in the average balance of the lower-yielding securities portfolios. However, the yield on the mortgage loan portfolio decreased 7 basis points to 6.74% for the three months ended March 31, 2006 from 6.81% for the three months ended March 31, 2005. This decrease is due to the average rate on new loans originated during 2005 being below the average rate on both the loan portfolio and loans which were paid-in-full during the period. We have seen a change in this trend during the first quarter of 2006 as the yield on originations has improved. As a result, the yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 3 basis points for the three months ended March 31, 2006 compared to the three months ended December 31, 2005. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense. Interest expense increased $5.5 million, or 39.4%, to $19.3 million for the three months ended March 31, 2006 from $13.8 million for the three months ended March 31, 2005. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for fifteen consecutive meetings, which has resulted in an increase in our cost of funds. During the twelve months ended March 31, 2006, the Federal Reserve raised its targeted fed funds rate from 2.75% to 4.75%. Certificates of deposit, savings accounts and money market accounts increased 53 basis points, 95 basis points and 90 basis points, respectively, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, resulting in an increase in the cost of deposits of 76 basis points to 3.27% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The cost of borrowed funds also increased 39 basis points to 4.51% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This was combined with the increase in the average balance of certificates of deposit of $217.0 million, while the average balance of borrowed funds increased $91.8 million. In addition, there was a decline in the combined average balances of lower-costing savings, money market and NOW accounts totaling $31.1 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Net Interest Income. For the three months ended March 31, 2006, net interest income was $16.9 million, the same as for the three months ended March 31, 2005. An increase in the average balance of interest-earning assets of $294.1 million, to $2,267.8 million, was offset by a decrease in the net interest spread of 46 basis points to 2.76% for the quarter ended March 31, 2006 from 3.22% for the comparable period in 2005. The yield on interest-earning assets increased 17 basis points to 6.39% for the three months ended March 31, 2006 from 6.22% in the three months ended March 31, 2005. However, this was more than offset by an increase in the cost of funds of 63 basis points to 3.63% for the three months ended March 31, 2006 from 3.00% for the comparable prior year period. The net interest margin decreased 44 basis points to 2.98% for the three months ended March 31, 2006 from 3.42% for the three months ended March 31, 2005. Excluding prepayment penalty income, the net interest margin would have been 2.82% and 3.24% for the three month periods ended March 31, 2006 and 2005, respectively.

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended March 31, 2006 and 2005. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net recoveries of $9,000 for the three months ended March 31, 2006 and no net charge-offs for the comparable period in 2005. Although the local economic conditions and real estate values in the this past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the three-month periods ended March 31, 2006 and 2005.

Non-Interest Income. Non-interest income increased $0.7 million, or 45.7%, for the three months ended March 31, 2006 to $2.2 million, as compared to $1.5 million for the quarter ended March 31, 2005. This was primarily attributed to increases of: $0.1 million on the gain on sale of loans held for sale, $0.1 million on the gain on sale of securities, $0.2 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock and $0.1 million in miscellaneous fees from loans which paid-in-full prior to maturity.

Non-Interest Expense. Non-interest expense was $9.4 million for the three months ended March 31, 2006, an increase of $0.8 million, or 9.6%, from $8.6 million for the three months ended March 31, 2005. The increase from the comparable prior year period is primarily attributed to increases of: $0.5 million in employee salary and benefit expenses related to additional employees and $0.1 million relating to the expensing of stock options, $0.1 million in occupancy and equipment costs primarily related to increased rental expense and $0.1 million in data processing expense. Management continues to monitor expenditures resulting in efficiency ratios of 49.5% and 46.8% for the three month periods ended March 31, 2006 and 2005, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.1 million, or 1.0%, to $9.7 million for the three months ended March 31, 2006 from $9.8 million for the three months ended March 31, 2005, for the reasons discussed above.

Provision for Income Taxes. Income tax expense was $3.8 million for each of the three month periods ended March 31, 2006 and 2005, as pre-tax income was essentially the same for both periods. The effective tax rate was 39.0% for each of the three-month periods ended March 31, 2006 and 2005.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2006, were $2,422.5 million, an increase of $69.3 million, or 2.9%, from $2,353.2 million at December 31, 2005. Total loans, net increased $69.7 million, or 3.7%, during the first quarter ended March 31, 2006 to $1,951.6 million from $1,881.9 million at December 31, 2005. At March 31, 2006, loans in process totaled $146.7 million, compared to $229.9 million at March 31, 2005 and $179.4 million at December 31, 2005.

Originations were less than the comparable prior year quarter as the continued flattening of the yield curve and uncertainty for the future led us to price more for yield than volume. The following table shows loan originations and purchases for the periods indicated.

	For the three months ended March 31,
(In thousands)	2006	2005
Multi-family residential	$34,030	$73,923
Commercial real estate	42,257	24,326
One-to-four family – mixed-use property	32,802	37,665
One-to-four family – residential	4,159	2,122
Construction (1)	14,604	6,985
Commercial business and other loans	11,994	3,906
Total	$139,846	$148,927

(1) Includes purchases of $1,980,000 in 2006. There were no other loan purchases during the periods indicated.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $1.9 million at March 31, 2006 compared to $2.5 million at December 31, 2005 and $1.2 million at March 31, 2005. Total non-performing assets as a percentage of total assets was 0.08% at March 31, 2006 compared to 0.10% at December 31, 2005 and 0.05% as of March 31, 2005. The ratio of allowance for loan losses to total non-performing loans was 329% at March 31, 2006, compared to 260% at December 31, 2005 and 568% at March 31, 2005.

During the quarter ended March 31, 2006, mortgage-backed securities decreased $17.8 million to $283.4 million, while other securities increased $4.6 million to $41.2 million. During the first quarter of 2006, we sold 107 mortgage-backed security certificates totaling $6.4 million, which were replaced with one mortgage-backed security and a FNMA note totaling $9.7 million. We realized a net gain of $81,000 on this transaction. Principal repayments on the securities portfolio during the quarter have been reinvested in higher yielding loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

During the quarter ended March 31, 2006, the Bank purchased an additional $10.0 million of Bank Owned Life Insurance (BOLI). The Bank utilizes BOLI to fund a substantial portion of its employee benefit costs. The tax advantages of BOLI provide a return that is comparable to, or better than, other investments.

Liabilities. Total liabilities were $2,242.5 million at March 31, 2006, an increase of $65.8 million, or 3.0%, from December 31, 2005. During the quarter ended March 31, 2006, due to depositors increased $82.2 million to $1,530.0 million, primarily as a result of an increase of $63.7 million in certificates of deposit, of which $29.4 million were new brokered deposits, while core deposits increased $18.4 million. Borrowed funds decreased $25.0 million, as the funds obtained from the brokered deposits were used to repay maturing borrowings. In addition, mortgagors’ escrow deposits increased $10.1 million during the quarter ended March 31, 2006.

Equity. Total stockholders’ equity increased $3.5 million, or 2.0%, to $180.0 million at March 31, 2006 from $176.5 million at December 31, 2005. Net income of $5.9 million for the three months ended March 31, 2006 and a $1.4 million cumulative adjustment related to the adoption of SFAS No. 123R, Share-Based Payment, were partially offset by $2.0 million in treasury shares purchased through the Company’s stock repurchase program, a net after tax decrease of $2.0 million on the market value of securities available for sale, and $2.0 million of cash dividends declared and paid during the three months ended March 31, 2006. The exercise of stock options increased stockholders’ equity by $1.7 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $9.23 at March 31, 2006, compared to $9.07 per share at December 31, 2005 and $8.37 per share at March 31, 2005.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Under its current stock repurchase program, the Company repurchased 125,000 shares during the quarter ended March 31, 2006, at a total cost of $2.0 million, or an average of $16.09 per share. At March 31, 2006, 649,650 shares remain to be repurchased under the current stock repurchase program. Through March 31, 2006, the Company had repurchased approximately 47% of the common shares issued in connection with the Company’s initial public offering at a cost of $113.8 million.

Cash flow. During the three months ended March 31, 2006, funds provided by the Company's operating activities amounted to $10.5 million. These funds, together with $64.2 million provided by financing activities, were utilized to fund net investing activities of $69.4 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the three months ended March 31, 2006, the net total of loan originations and purchases less loan repayments and sales was $69.8 million. Funds were also used to reduce borrowings $25.0 million and purchase a new BOLI for $10.0 million. Funds were provided by an increase of $82.2 million in due to depositors, an increase of $10.1 million in escrow deposits, and $9.6 million net increase from maturities, prepayments, sales and purchases of securities available for sale. Additional funds of $0.9 million were provided through the exercise of stock options. The Company also used funds of $2.0 million for treasury stock repurchases and $2.0 million for dividend payments during the three months ended March 31, 2006.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2006. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At March 31, 2006, the Company is within the guidelines set forth by the Board of Directors for each interest rate level. The following table presents the Company’s interest rate shock as of March 31, 2006.

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-300 Basis points	1.77%	20.15%	10.35%
-200 Basis points	3.25	15.51	10.14
-100 Basis points	3.69	11.15	9.92
Base interest rate	0.00	0.00	9.20
+100 Basis points	-3.00	-5.87	8.77
+200 Basis points	-6.09	-16.85	7.93
+300 Basis points	-10.97	-29.30	6.92

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2006, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of March 31, 2006.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$174,593	7.23%
Requirement	36,223	1.50
Excess	138,370	5.73

Leverage and Core Capital:
Capital level	$174,593	7.23%
Requirement	72,446	3.00
Excess	102,147	4.23

Risk-Based Capital:
Capital level	$180,987	11.81%
Requirement	122,575	8.00
Excess	58,412	3.81

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2006				2005
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,882,414	$31,720	6.74%		$1,526,045	$25,977	6.81%
Other loans, net (1)	29,884	545	7.29		19,102	288	6.03
Total loans, net	1,912,298	32,265	6.75		1,545,147	26,265	6.80
Mortgage-backed securities	302,398	3,392	4.49		387,376	4,092	4.23
Other securities	37,407	385	4.12		39,682	351	3.54
Total securities	339,805	3,777	4.45		427,058	4,443	4.16
Interest-earning deposits and
federal funds sold	15,698	170	4.33		1,540	8	2.08
Total interest-earning assets	2,267,801	36,212	6.39		1,973,745	30,716	6.22
Other assets	101,395				97,021
Total assets	$2,369,196				$2,070,766
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$267,529	963	1.44		$216,040	267	0.49
NOW accounts	40,425	50	0.49		46,161	57	0.49
Money market accounts	176,120	1,238	2.81		252,981	1,211	1.91
Certificate of deposit accounts	923,756	9,244	4.00		706,772	6,134	3.47
Total due to depositors	1,407,830	11,495	3.27		1,221,954	7,669	2.51
Mortgagors' escrow accounts	25,629	15	0.23		23,092	14	0.24
Total deposits	1,433,459	11,510	3.21		1,245,046	7,683	2.47
Borrowed funds	690,517	7,787	4.51		598,682	6,160	4.12
Total interest-bearing liabilities	2,123,976	19,297	3.63		1,843,728	13,843	3.00
Non interest-bearing deposits	54,086				48,335
Other liabilities	14,536				19,013
Total liabilities	2,192,598				1,911,076
Equity	176,598				159,690
Total liabilities and equity	$2,369,196				$2,070,766
Net interest income /
net interest rate spread		$16,915	2.76%			$16,873	3.22%
Net interest-earning assets /
net interest margin	$143,825		2.98%		$130,017		3.42%
Ratio of interest-earning assets to
interest-bearing liabilities			1.07	X			1.07	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million for each of the three-month periods ended March 31, 2006 and 2005.

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

	For the three months ended March 31,
(In thousands)	2006	2005
Mortgage Loans
At beginning of period	$1,851,251	$1,500,104
Mortgage loans originated:
Multi-family residential	34,030	73,923
Commercial real estate	42,257	24,326
One-to-four family – mixed-use property	32,802	37,665
One-to-four family – residential	4,159	2,122
Construction	12,624	6,985
Co-operative apartments	-	-
Total mortgage loans originated	125,872	145,021

Mortgage loans purchased:
Construction	1,980	-
Total acquired loans	1,980	-
Less:
Principal and other reductions	57,535	47,587
Sales	7,799	1,781
Mortgage loan foreclosures	-	-
At end of period	$1,913,769	$1,595,757

Commercial Business and Other Loans
At beginning of period	$28,601	$18,138
Other loans originated:
Small Business Administration	4,069	782
Small business	7,717	2,924
Other	208	200
Total other loans originated	11,994	3,906
Less:
Principal and other reductions	3,841	1,978
Sales	1,489	-
At end of period	$35,265	$20,066

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

(Dollars in thousands)	March 31, 2006	December 31, 2005

Non-accrual mortgage loans	$1,313	$1,821
Other non-accrual loans	101	101
Total non-accrual loans	1,414	1,922

Mortgage loans 90 days or more delinquent
and still accruing	530	530
Other loans 90 days or more delinquent
and still accruing	-	-
Total non-performing loans	1,944	2,452

Real estate owned (foreclosed real estate)	-	-

Total non-performing assets	$1,944	$2,452

Non-performing loans to gross loans	0.10%	0.13%
Non-performing loans to total assets	0.08%	0.10%

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

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$6,385	$6,533
Provision for loan losses	-	-
Loans charged-off:
Multi-family residential	-	-
Commercial real estate	-	-
One-to-four family – mixed-use property	-	-
One-to-four family – residential	-	-
Co-operative apartments	-	-
Construction	-	-
Commercial business and other loans	-	(1)
Total loans charged-off	-	(1)
Recoveries:
Mortgage loans	1	1
Other loans	8	-
Total recoveries	9	1
Net recoveries (charge-offs)	9	-
Balance at end of period	$6,394	$6,533

Ratio of net charge-offs during the period to
average loans outstanding during the period	-%	-%
Ratio of allowance for loan losses to loans at end of period	0.33%	0.40%
Ratio of allowance for loan losses to non-performing
assets at end of period	328.84%	568.04%
Ratio of allowance for loan losses to non-performing
loans at end of period	328.84%	568.04%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2006.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2006	-	$-	-	774,650
February 1 to February 28, 2006	125,000	16.09	125,000	649,650
March 1 to March 31, 2006	-	-	-	649,650
Total	125,000	$16.09	125,000

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended March 31, 2006, the Company did not purchase any common shares from employees to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
10.10(a)	Amended and Restated Outside Director Retirement Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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

Flushing Financial Corporation,

Dated: May 10, 2006	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 10, 2006	By: /s/David W. Fry
David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
10.10(a)	Amended and Restated Outside Director Retirement Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1,
Registration No. 33-96488.
(2) Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.
(3) Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4) Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended
September 30, 2002.