Form 10-Q
period 2006-06-30
FLUSHING FINANCIAL CORP
filed 2006-08-09
CIK 923139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
         ☐ Yes   ☒ No

      The number of shares of the registrant’s Common Stock outstanding as of July 31, 2006 was 21,110,660.

i

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except per share data)	June 30, 2006	December 31, 2005

ASSETS
Cash and due from banks	$18,925	$26,754
Securities available for sale:
Mortgage-backed securities	304,454	301,194
Other securities	39,736	36,567
Loans:
Multi-family residential	815,318	788,071
Commercial real estate	476,351	399,081
One-to-four family — mixed-use property	527,706	477,775
One-to-four family — residential	171,554	134,641
Co-operative apartments	9,778	2,161
Construction	79,523	49,522
Small Business Administration	12,757	9,239
Commercial business and other	30,494	19,362
Net unamortized premiums and unearned loan fees	8,877	8,409
Allowance for loan losses	(7,148)	(6,385)

Net loans	2,125,210	1,881,876
Interest and dividends receivable	11,915	10,554
Bank premises and equipment, net	17,644	7,238
Federal Home Loan Bank of New York stock	31,663	29,622
Bank owned life insurance	39,634	26,526
Goodwill	12,857	3,905
Core deposit intangible	3,513	—
Other assets	34,691	28,972

Total assets	$2,640,242	$2,353,208

LIABILITIES
Due to depositors:
Non-interest bearing	$70,806	$58,678
Interest-bearing:
Certificate of deposit accounts	1,017,509	898,157
Savings accounts	274,601	273,753
Money market accounts	254,761	175,247
NOW accounts	47,100	42,029

Total interest-bearing deposits	1,593,971	1,389,186
Mortgagors’ escrow deposits	24,295	19,423
Borrowed funds	538,344	510,810
Securities sold under agreements to repurchase	178,900	178,900
Other liabilities	25,937	19,744

Total liabilities	2,432,253	2,176,741

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,165,011 shares and 19,466,894 shares issued at June 30, 2006 and December 31,
2005, respectively; 21,102,652 shares and 19,465,844 shares outstanding
at June 30, 2006 and December 31, 2005, respectively)	211	195
Additional paid-in capital	69,221	39,635
Treasury stock (62,359 shares and 1,050 shares at June 30, 2006
and December 31, 2005, respectively)	(1,046)	(12)
Unearned compensation	(3,270)	(4,159)
Retained earnings	151,676	146,068
Accumulated other comprehensive loss, net of taxes	(8,803)	(5,260)

Total stockholders’ equity	207,989	176,467

Total liabilities and stockholders’ equity	$2,640,242	$2,353,208

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income
Interest and fees on loans	$33,584	$28,236	$65,849	$54,501
Interest and dividends on securities:
Interest	3,628	4,160	7,328	8,522
Dividends	76	81	153	162
Other interest income	258	9	428	17

Total interest and dividend income	37,546	32,486	73,758	63,202

Interest expense
Deposits	13,224	8,088	24,734	15,771
Other interest expense	7,661	7,236	15,448	13,396

Total interest expense	20,885	15,324	40,182	29,167

Net interest income	16,661	17,162	33,576	34,035
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	16,661	17,162	33,576	34,035

Non-interest income
Loan fee income	879	607	1,509	1,137
Banking services fee income	339	353	710	736
Net gain on sale of loans held for sale	237	142	360	142
Net gain on sale of loans	73	—	100	19
Net gain on sale of securities	—	—	81	—
Federal Home Loan Bank of New York stock dividends	380	268	759	432
Bank owned life insurance	401	285	671	564
Other income	277	206	603	346

Total non-interest income	2,586	1,861	4,793	3,376

Non-interest expense
Salaries and employee benefits	4,813	4,413	9,567	8,691
Occupancy and equipment	1,261	1,011	2,370	1,974
Professional services	967	839	1,934	1,779
Data processing	656	534	1,294	1,069
Depreciation and amortization of premises and
equipment	364	398	731	801
Other operating expenses	2,324	2,165	3,921	3,649

Total non-interest expense	10,385	9,360	19,817	17,963

Income before income taxes	8,862	9,663	18,552	19,448

Provision for income taxes
Federal	2,863	2,991	5,804	5,985
State and local	593	778	1,431	1,600

Total taxes	3,456	3,769	7,235	7,585

Net income	$5,406	$5,894	$11,317	$11,863

Other comprehensive (loss) income, net of tax
Unrealized holding losses arising during the period	$(1,571)	$2,574	$(3,494)	$(786)
Less: reclassification adjustments for gains included in
income	—	—	(49)	—

Net unrealized holding losses	(1,571)	2,574	(3,543)	(786)

Comprehensive net income	$3,835	$8,468	$7,774	$11,077

Basic earnings per share	$0.30	$0.34	$0.64	$0.68
Diluted earnings per share	$0.30	$0.33	$0.63	$0.66
Dividends per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	For the six months June 30,

(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$11,317	$11,863
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of bank premises and equipment	731	801
Origination of loans held for sale	(4,820)	(1,837)
Proceeds from sale of loans held for sale	5,228	1,979
Net gain on sale of loans held for sale	(360)	(142)
Net gain on sales of loans	(100)	(19)
Net gain on sale of securities	(81)	—
Amortization of unearned premium, net of accretion of unearned discount	480	840
Stock-based compensation expense	1,414	66
Deferred compensation	(166)	(148)
Excess tax benefits from stock-based payment arrangements	(33)	—
Deferred income tax (expense)benefit	(54)	40
Net increase (decrease) in other assets and liabilities	2,465	(7)

Net cash provided by operating activities	16,021	13,436

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,040)	(626)
Net purchases of Federal Home Loan Bank of New York shares	(349)	(6,899)
Purchases of securities available for sale	(15,023)	(326)
Proceeds from sales and calls of securities available for sale	11,499	30
Proceeds from maturities and prepayments of securities available for sale	25,561	43,625
Net originations and repayment of loans	(140,757)	(219,230)
Purchases of loans	(1,980)	—
Proceeds from sale of loans	8,695	1,030
Proceeds from sale of delinquent loans	6,853	1,658
Purchase of bank owned life insurance	(10,000)	—
Cash used to acquire Atlantic Liberty Financial Corporation	(14,663)	—
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	3,401	—

Net cash used in investing activities	(128,803)	(180,738)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	8,418	8,478
Net increase in interest-bearing deposits	103,179	20,016
Net increase in mortgagors’ escrow deposits	3,422	5,425
Net proceeds of short-term borrowed funds	22,000	23,000
Proceeds from long-term borrowings	30,000	135,000
Repayment of long-term borrowings	(55,014)	(20,013)
Purchases of treasury stock	(4,522)	(2,829)
Excess tax benefits from stock-based payment arrangements	33	—
Proceeds from issuance of common stock upon exercise of stock options	1,341	1,083
Cash dividends paid	(3,904)	(3,494)

Net cash provided by financing activities	104,953	166,666

Net decrease in cash and cash equivalents	(7,829)	(636)
Cash and cash equivalents, beginning of period	26,754	14,661

Cash and cash equivalents, end of period	$18,925	$14,025

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$39,048	$28,456
Income taxes paid	3,644	7,004
Taxes paid if excess tax benefits were not tax deductible	4,770	—
Fair value of assets acquired	170,811	—
Fair value of liablities assumed	144,254	—
Common shares issued in exchange for Atlantic Liberty common shares	26,557	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)	For the six months ended June 30, 2006

Common Stock
Balance, beginning of period	$195
Issuance upon the exercise of stock options (71,278 common shares)	—
Shares issued upon vesting of restricted stock unit awards (4,500 common shares)	—
Shares issued in connection with acquisition of Atlantic Liberty (1,622,339 common shares)	16

Balance, end of period	$211

Additional Paid-In Capital
Balance, beginning of period	$39,635
Award of common shares released from Employee Benefit Trust (2,890 common shares)	39
Cumulative adjustment related to adoption of SFAS No. 123R	847
Shares issued upon vesting of restricted stock unit awards (38,896 common shares)	60
Vesting of restricted stock unit awards (58,486 common shares)	(933)
Forfeiture of restricted stock awards (1,560 common shares)	15
Options exercised (71,878 common shares)	516
Stock-based compensation expense	1,375
Stock-based income tax benefit	1,126
Shares issued in connection with acquisition of Atlantic Liberty (1,622,339 common shares)	26,541

Balance, end of period	$69,221

Treasury Stock
Balance, beginning of period	$(12)
Purchases of common shares outstanding (257,000 common shares)	(4,237)
Issuance upon exercise of stock options (182,550 common shares)	2,963
Purchase of common shares to fund options exercised (22,002 common shares)	(371)
Repurchase of restricted stock awards to satisfy tax obligations (17,283 common shares)	(285)
Forfeiture of restricted stock awards (1,560 common shares)	(15)
Shares issued upon vesting of restricted stock unit awards (53,986 common shares)	911

Balance, end of period	$(1,046)

Unearned Compensation
Balance, beginning of period	$(4,159)
Cumulative adjustment related to adoption of SFAS No. 123R	516
Release of shares from Employee Benefit Trust (109,567 common shares)	373

Balance, end of period	$(3,270)

Retained Earnings
Balance, beginning of period	$146,068
Net income	11,317
Cash dividends declared and paid	(3,904)
Stock options exercised (181,950 common shares)	(1,767)
Shares issued upon vesting of restricted stock unit awards (19,590 common shares)	(38)

Balance, end of period	$151,676

Accumulated Other Comprehensive Loss, net
Balance, beginning of period	$(5,260)
Change in net unrealized loss on securities available for sale,
net of taxes, of approximately $2,598	(3,494)
Less: Reclassification adjustment for gains included in net income,
net of taxes, of approximately $32	(49)

Balance, end of period	$(8,803)

Total Stockholders’ Equity	$207,989

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Notes to Consolidated Financial Statements

1.	Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Bank”). The consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company, the Bank, and the Bank’s subsidiaries, but reflect principally the Bank’s activities.

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

2.	Acquisition of Atlantic Liberty Financial Corporation

On June 30, 2006, the Company acquired 100 percent of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $41.2 million, which included $14.7 million of cash and common stock valued at $26.6 million. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, the Company issued 1.6 million shares of common stock, the value of which was determined based on the closing price of the Company’s common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date.

The acquisition was accounted for as a purchase. The Company recorded goodwill (the excess of cost over the fair value of net assets acquired) of $9.0 million in the transaction. This amount is subject to adjustment as estimates made for the fair value of assets acquired and liabilities assumed may be recorded in future periods. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not being amortized in connection with this transaction. The Company estimates that none of the goodwill will be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $3.5 million, which will be amortized using the straight-line method over 7.5 years, resulting in an annual expense of $0.5 million. The results of Atlantic Liberty’s operations have not been included in the consolidated statements of income.

The purchase price has been allocated to the assets acquired and liabilities assumed using fair values as of the acquisition date. The Company acquired $170.8 million in assets, which includes $3.4 million of cash, $116.2 million in net loans, $34.9 million in securities, $9.1 million in fixed assets and $7.2 million in other assets, and assumed $144.3 million in liabilities, which includes $106.8 million in deposits, $30.5 million in borrowed funds and $6.9 in other liabilities.

As a result of the acquisition, the Bank now has branches on Montague Street and Avenue J in Brooklyn, two highly attractive markets. The Holding Company expects the transaction to be accretive to earnings per share.

Had the acquisition of Atlantic Liberty taken place on January 1, 2006, the Company’s pro forma net income for the six month period ended June 30, 2006 would have been $7.8 million, or $0.40 per diluted share. Included in Atlantic Liberty’s financial results were merger related expenses of $3.4 million, on an after-tax basis. Excluding these merger related expenses, the Company’s pro forma net income would have been $11.1 million, or $0.57 per diluted share. These results, which do not reflect cost savings that may be achieved, are not necessarily indicative of the actual results that would have occurred had the acquisition taken place on January 1, 2006.

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

4.	Earnings Per Share

Basic earnings per share for the six-month periods ended June 30, 2006 and 2005 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share data)	2006	2005	2006	2005

Net income	$5,406	$5,894	$11,317	$11,863
Divided by:
Weighted average common shares outstanding	17,811	17,487	17,789	17,483
Weighted average common stock equivalents	269	450	290	487
Total weighted average common shares and common stock equivalents	18,080	17,937	18,079	17,970
Basic earnings per share	$0.30	$0.34	$0.64	$0.68
Diluted earnings per share	$0.30	$0.33	$0.63	$0.66
Dividends per share	$0.11	$0.10	$0.22	$0.20
Dividend payout ratio	36.67%	29.41%	34.38%	29.41%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 290,525 shares at an average exercise price of $18.03 and 169,400 shares at an average exercise price of $18.14, were not included in the computation of diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively. Unvested restricted stock and restricted stock unit awards totaling 82,368 shares at an average market price on date of grant of $18.17, and 18,999 unvested restricted stock unit awards at an average market price on date of grant of $19.81 were not included in the computation of diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively. Options to purchase 354,575 shares at an average exercise price of $17.80 and 35,750 shares at an average exercise price of $19.94 were not included in the computation of diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively. Unvested restricted stock and restricted stock unit awards totaling 109,398 shares at an average market price on date of grant of $17.82 and 17,874 shares at an average market price on date of grant of $19.94 were not included in the computation of diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Notes to Consolidated Financial Statements

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This statement revised SFAS No. 123, “Accounting for Stock Based Compensation”, and superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25, which did not require compensation cost to be recognized, with the exception of certain circumstances. The Company also followed the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company elected to adopt SFAS No. 123R using the modified prospective method, and, accordingly, financial statement amounts for the prior period presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Assuming the Company had recognized compensation cost for stock-based compensation in accordance with SFAS No. 123R prior to January 1, 2006, net income and earnings per share would have been as indicated in the table below:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands, except share data)	2006	2005	2006	2005

Net income, as reported	$5,406	$5,894	$11,317	$11,863
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	651	466	892	535
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(651)	(584)	(892)	(735)

Pro forma net income	$5,406	$5,776	$11,317	$11,663

Basic earnings per share:
As reported	$0.30	$0.34	$0.64	$0.68
Pro forma	$0.30	$0.33	$0.64	$0.67
Diluted earnings per share:
As reported	$0.30	$0.33	$0.63	$0.66
Pro forma	$0.30	$0.32	$0.63	$0.65

For the three months ended June 30, 2006 and 2005, the Company’s net income, as reported, includes $1.1 million and $0.8 million, respectively, of stock-based compensation costs and $0.4 million and $0.3 million of income tax benefits related to the stock-based compensations plans. The adoption of SFAS No. 123R reduced income before income taxes by less than $0.1 million, net income by less than $0.1 million, and basic and diluted earnings per share each by less than $0.01. There were no realized tax benefits. Cash used by operating activities and cash provided by financing activities for the three months ended June 30, 2006 were each increased by $18,000 as a result of the adoption of the SFAS No. 123R.

For the six months ended June 30, 2006 and 2005, the Company’s net income, as reported, includes $1.5 million and $0.9 million, respectively, of stock-based compensation costs and $0.6 million and $0.3 million of income tax benefits related to the stock-based compensations plans. The adoption of SFAS No. 123R reduced income before income taxes by $0.2 million, net income by $0.1 million, and basic and diluted earnings per share each by $0.01. There were no realized tax benefits. Cash used by operating activities and cash provided by financing activities for the six months ended June 30, 2006 were each increased by $33,000 as a result of the adoption of the SFAS No. 123R.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Notes to Consolidated Financial Statements

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three and six month periods ended June 30, 2006, there were 131,475 stock options granted and awards of 120,425 shares of restricted stock units. For the three and six month periods ended June 30, 2005, there were 123,725 stock options granted and awards of 121,675 restricted stock units.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated. All grants were made in the three months ended June 30 for each period presented.

	2006	2005

Dividend yield	3.38%	2.24%
Expected volatility	29.31%	21.48%
Risk-free interest rate	5.10%	3.87%
Expected option life (years)	7	7

Holders of Atlantic Liberty stock options had the election to convert their options to Holding Company options or receive cash for the difference between their option price and $24.00. Holders of 148,734 Atlantic Liberty options, with an exercise price of $18.50, elected to receive 212,687 Holding Company options with an exercise price of $12.94. This is considered a modification under SFAS 123R. No additional expense was recognized as the fair value of these options after this modification is less than the fair value before the modification, as the time period in which they can be exercised, and therefore their expected life, was reduced. The following are the significant assumptions relating to the valuation of the Atlantic Liberty stock options upon modification.

Dividend yield	3.71%
Expected volatility	29.31%
Risk-free interest rate	5.13%
Expected option life (years)	3

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards. The Company has applied the shares authorized under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of June 30, 2006, there were 120,159 shares available for full value awards and 626,912 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available. Otherwise new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

The Omnibus Plan provides two pools for stock-based compensation. The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); the settlement of such an award in cash; the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or the surrender by an award holder in payment of the exercise price or taxes to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Notes to Consolidated Financial Statements

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2006:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2005	197,778	$16.16
Granted	120,425	16.54
Vested	(86,924)	15.66
Forfeited	(4,215)	15.50

Non-vested at June 30, 2006	227,064	$16.57

Vested but unissued at June 30, 2006	73,456	$16.60

As of June 30, 2006, there was $3.4 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.4 years. The total fair value of awards vested during the three months ended June 30, 2006 and 2005 was $1.0 million and $1.2 million respectively, with the six months ended June 30, 2006 and 2005 at $1.1 million and $1.3 million, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended of June 30, 2006:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2005	1,731,793	$11.56
Granted	131,475	16.60
Conversion of Atlantic Liberty options	212,687	12.94
Exercised	(253,828)	6.75
Forfeited	(6,475)	14.51

Outstanding at June 30, 2006	1,815,652	$12.75	6.1 years	$9,461

Exercisable shares at June 30, 2006	1,493,392	$12.19	5.7 years	$8,624

Vested but unexercisable shares at June 30, 2006	65,645	$15.48	7.4 years	$163

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2006, there was $0.9 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.5 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Vice President and above. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and IRS regulations. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, had the excluded compensation been eligible. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. Employees vest under this plan 20% per year for 5 years. Employees receive their vested interest in this plan in the form of a cash payment, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2005	17,630	$15.57
Granted	169	17.71
Forfeited	(43)	15.57
Distributions	(4,106)	16.43

Outstanding at June 30, 2006	13,650	$17.96

Vested at June 30, 2006	12,607	$17.96

The Company recorded stock-based compensation expense for the phantom stock plan of $8,800 and $10,500 for the three months ended June 30, 2006 and 2005, respectively. The total fair value of the distributions from the phantom stock plan during the three months ended June 30, 2006 and 2005 was $3,300 and $2,700, respectively.

The Company recorded stock-based compensation expense for the phantom stock plan of $38,800 for the six months ended June 30, 2006, and recorded a credit of $52,000 for the six months ended June 30, 2005. The total fair value of the distributions from the phantom stock plan during the six months ended June 30, 2006 and 2005 was $67,500 and $5,000, respectively.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised during the three- and six-month periods ended June 30, 2006 and 2005 are provided in the following table:

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2006	2005	2006	2005

Proceeds from stock options exercised	$471	$216	$1,341	$1,083
Fair value of shares received upon exercise of stock options	—	—	371	—
Tax benefit related to stock options exercised	307	162	1,093	627
Intrinsic value of stock options exercised	730	363	2,501	1,413

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Notes to Consolidated Financial Statements

5.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2006	2005	2006	2005

Employee Pension Plan:
Service cost	$162	$146	$324	$292
Interest cost	221	211	442	422
Amortization of unrecognized loss	81	40	162	80
Amortization of past service liability	—	—	—	—
Expected return on plan assets	(326)	(309)	(652)	(618)

Net employee pension expense	$138	$88	$276	$176

Outside Director Pension Plan:
Service cost	$23	$21	$46	$42
Interest cost	17	18	34	36
Amortization of unrecognized loss	4	3	8	6
Amortization of past service liability	37	37	74	74

Net outside director pension expense	$81	$79	$162	$158

Other Postretirement Benefit Plans:
Service cost	$28	$39	$56	$78
Interest cost	36	62	72	124
Amortization of unrecognized (gain)loss	(6)	16	(12)	32
Amortization of past service liability	(7)	(9)	(14)	(18)

Net other postretirement benefit expense	$51	$108	$102	$216

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expects to contribute $0.9 million, $0.2 million and $0.1 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2006. As of June 30, 2006, the Company has contributed $73,400 to the Outside Director Pension Plan and $16,100 to the Other Postretirement Benefit Plans, for the year ending December 31, 2006. As of June 30, 2006, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2006. As of June 30, 2006, the Company has not revised its expected contributions for the year ending December 31, 2006.

6.         Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of SFAS No. 109”. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes”, by defining a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Entities should evaluate a tax position to determine if it is more likely than not that a position will be sustained on examination by taxing authorities. FIN 48 defines more likely than not as “a likelihood of more than 50 percent”. FIN 48 also requires certain disclosures, including the amount of unrecognized tax benefits that if recognized would change the effective tax rate, information concerning tax positions for which a significant increase or decrease in the unrecognized tax benefit liability is reasonably possible in the next 12 months, a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, and tax years that remain open for examination by major jurisdictions. Fin 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material effect on the Company’s results of operations or financial condition.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ National Market under the symbol “FFIC”. The Bank is a consumer-oriented savings institution and conducts its business through twelve banking offices located in Queens, Brooklyn, Manhattan and Nassau County. On June 30, 2006, the Company completed its acquisition of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), and its subsidiary Atlantic Liberty Savings, FA, based in Brooklyn, New York. This acquisition added two branches in Brooklyn in very attractive commercial markets. We believe our larger size and greater breadth of product offerings will enable us to provide an enhanced level of service to these markets. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. The consolidated statement of financial condition as of June 30, 2006 includes the assets acquired and liabilities assumed in the acquisition of Atlantic Liberty at their fair value on the date of acquisition. The results of Atlantic Liberty’s operations have not been included in the consolidated statements of income as the acquisition was completed after the close of business on June 30, 2006.

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

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company’s interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees and other fees, income earned on Bank Owned Life Insurance, dividends on Federal Home Loan Bank of NY (“FHLB-NY”) stock and net gains on sales of securities and loans. The Company’s operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company’s results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. See “-ALLOWANCE FOR LOAN LOSSES”. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2006 AND 2005

General.  Diluted earnings per share was $0.30, a decrease of $0.03, or 9.1% for the three months ended June 30, 2006 from $0.33 for the three months ended June 30, 2005. Net income declined $0.5 million, or 8.3%, to $5.4 million for the three months ended June 30, 2006 from $5.9 million for the three months ended June 30, 2005. The return on average assets was 0.89% for the three months ended June 30, 2006, as compared to 1.08% for the three months ended June 30, 2005, while the return on average equity was 12.18% for the three months ended June 30, 2006 and 14.54% for the three months ended June 30, 2005.

Interest Income.  Total interest and dividend income increased $5.1 million, or 15.6%, to $37.5 million for the three months ended June 30, 2006 from $32.5 million for the three months ended June 30, 2005. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $250.4 million to $2,326.9 million. The increase in the yield of interest-earning assets is primarily due to an increase of $304.3 million in the average balance of the loan portfolio to $1,974.2 million, combined with a $74.8 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased 2 basis points to 6.79% for the three months ended June 30, 2006 from 6.77% for the three months ended June 30, 2005. This increase is due to the average rate on new loans originated during 2006 being above the average rate on both the loan portfolio and loans which were paid-in-full during the period. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 4 basis points for the three months ended June 30, 2006 compared to the three months ended March 31, 2006. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense.  Interest expense increased $5.6 million, or 36.3%, to $20.9 million for the three months ended June 30, 2006 from $15.3 million for the three months ended June 30, 2005. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings, which has resulted in an increase in our cost of funds. Certificate of deposits, savings accounts and money market accounts increased 72 basis points, 88 basis points and 134 basis points, respectively, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, resulting in an increase in the cost of customer deposits of 94 basis points for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The cost of borrowed funds also increased 35 basis points to 4.62% for the three months ended June 30, 2006 compared to 4.27% for the three months ended June 30, 2005.

Net Interest Income. For the three months ended June 30, 2006, net interest income was $16.7 million, a decrease of $0.5 million, or 2.9 % from $17.2 million for the three months ended June 30, 2005. An increase in the average balance of interest-earning assets of $250.4 million, to $2,326.9 million, was offset by a decrease in the net interest spread of 48 basis points to 2.62% for the quarter ended June 30, 2006 from 3.10% for the comparable period in 2005. The yield on interest-earning assets increased 19 basis points to 6.45% for the three months ended June 30, 2006 from 6.26% in the three months ended June 30, 2005. However, this was more than offset by an increase in the cost of funds of 67 basis points to 3.83% for the three months ended June 30, 2006 from 3.16% for the comparable prior year period.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses.  There was no provision for loan losses for either of the three-month periods ended June 30, 2006 and 2005. However, the acquisition of Atlantic Liberty added $0.8 million to the allowance for loan losses. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net recoveries of $1,000 for the three months ended June 30, 2006 and $2,000 for the comparable period in 2005. Although the local economic conditions and real estate values in the this past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the three-month periods ended June 30, 2006 and 2005. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income.  Non-interest income increased $0.7 million, or 39.0%, for the three months ended June 30, 2006 to $2.6 million, as compared to $1.9 million for the quarter ended June 30, 2005. This was attributed to increases of: $0.3 million in loan fees, $0.2 million on the gain on sale of loans, $0.1 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock and $0.1 in BOLI dividends.

Non-Interest Expense.  Non-interest expense was $10.4 million for the three months ended June 30, 2006, an increase of $1.0 million, or 11.0%, from $9.4 million for the three months ended June 30, 2005. The increase from the comparable prior year period is primarily attributed to increases of: $0.4 million in employee salary and benefit expenses related to additional employees for product development and stock option expense, $0.3 million in occupancy and equipment costs primarily related to rental expense due to new branch leases, and $0.1 million in data processing expense due to volume increases. Management continues to monitor expenditures resulting in efficiency ratios of 54.0% and 49.2% for three-month periods ended June 30, 2006 and 2005, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.8 million, or 8.30%, to $8.9 million for the three months ended June 30, 2006 from $9.7 million for the three months ended June 30, 2005, for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $0.3 million to $3.5 million for the three months ended June 30, 2006 as compared to $3.8 million for June 30, 2005. This decrease was due to lower pre-tax income for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The effective tax rate was 39.0% for each of the three-month periods ended June 30, 2006 and 2005.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2006 AND 2005

General.   Diluted earnings per share was $0.63, a decrease of $0.03, or 4.5% for the six months ended June 30, 2006 from $0.66 for the six months ended June 30, 2005. Net income declined $0.6 million, or 4.6%, to $11.3 million for the six months ended June 30, 2006 from $11.9 million for the six months ended June 30, 2005. The return on average assets was 0.94% for the six months ended June 30, 2006, as compared to 1.12% for the six months ended June 30, 2005, while the return on average equity was 12.79% for the six months ended June 30, 2006 and 14.75% for the six months ended June 30, 2005.

Interest Income.   Total interest and dividend income increased $10.6 million, or 16.7%, to $73.8 million for the six months ended June 30, 2006 from $63.2 million for the six months ended June 30, 2005. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $272.1 million to $2,297.5 million. The increase in the yield of interest-earning assets is primarily due to an increase of $335.5 million in the average balance of the higher-yielding loan portfolio to $1,943.4 million, combined with an $81.0 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio decreased 2 basis points to 6.77% for the six months ended June 30, 2006 from 6.79% for the six months ended June 30, 2005. However, the yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 2 basis points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. While prepayment penalty income was the same for the six months ended June 30, 2006 and the comparable period in 2005, the growth in the mortgage loan portfolio reduced the effect of this income on the yield. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense.  Interest expense increased $11.0 million, or 37.8%, to $40.2 million for the six months ended June 30, 2006 from $29.2 million for the six months ended June 30, 2005. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings, which has resulted in an increase in our cost of funds. The cost of certificate of deposits, savings accounts and money market accounts increased 63 basis points, 91 basis points and 118 basis points, respectively, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, resulting in an increase in the cost of deposits of 84 basis points for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The cost of borrowed funds also increased 38 basis points to 4.57% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income. For the six months ended June 30, 2006, net interest income was $33.6 million, a decrease $0.5 million or 1.3% from $34.0 million for the six months ended June 30, 2005. An increase in the average balance of interest-earning assets of $272.1 million, to $2,297.5 million, was offset by a decrease in the net interest spread of 47 basis points to 2.69% for the six months ended June 30, 2006 from 3.16% for the comparable period in 2005. The yield on interest-earning assets increased 18 basis points to 6.42% for the six months ended June 30, 2006 from 6.24% in the six months ended June 30, 2005. However, this was more than offset by an increase in the cost of funds of 65 basis points to 3.73% for the six months ended June 30, 2006 from 3.08% for the comparable prior year period. The net interest margin decreased 44 basis points to 2.92% for the six months ended June 30, 2006 from 3.36% for the six months ended June 30, 2005. Excluding prepayment penalty income, the net interest margin would have been 2.76% and 3.17% for the three month periods ended June 30, 2006 and 2005, respectively.

Provision for Loan Losses.  There was no provision for loan losses for either of the six-month periods ended June 30, 2006 and 2005. However, the acquisition of Atlantic Liberty added $0.8 million to the allowance for loan losses. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net recoveries of $10,000 for the six months ended June 30, 2006 and $2,000 for the comparable period in 2005. Although the local economic conditions and real estate values in the this past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the six-month periods ended June 30, 2006 and 2005. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income.  Non-interest income increased $1.4 million, or 42.0%, for the six months ended June 30, 2006 to $4.8 million, as compared to $3.4 million for the six months ended June 30, 2005. This was attributed to increases of: $0.4 million in loans fees (primarily from loans which paid-in-full prior to maturity), $0.3 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.2 million on the gain on sale of loans held for sale and $0.3 million in other income.

Non-Interest Expense.  Non-interest expense was $19.8 million for the six months ended June 30, 2006, an increase of $1.9 million, or 10.3%, from $18.0 million for the six months ended June 30, 2005. The increase from the comparable prior year period is primarily attributed to increases of: $0.9 million in employee salary and benefit expenses related to additional employees for product development, of which $0.2 million related to the expensing of stock options, $0.4 million in occupancy and equipment costs primarily related to increased rental expense due to new branch leases, and $0.2 million in data processing expense due to volume increases. Management continues to monitor expenditures resulting in efficiency ratios of 51.8% and 48.0% for three-month periods ended June 30, 2006 and 2005, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.9 million, or 4.6%, to $18.6 million for the six months ended June 30, 2006 from $19.4 million for the six months ended June 30, 2005, for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $0.4 million to $7.2 million for the six months ended June 30, 2006 as compared to $7.6 million for June 30, 2005. This decrease was due to lower pre-tax income for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The effective tax rate was 39.0% for each of the three-month periods ended June 30, 2006 and 2005.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at June 30, 2006, were $2,640.2 million, an increase of $287.0 million, or 12.2%, from $2,353.2 million at December 31, 2005, with $170.8 million of the increase attributed to the Atlantic Liberty acquisition. Total loans, net increased $243.3 million, or 12.9%, during the six months ended June 30, 2006 to $2,125.2 million from $1,881.9 million at December 31, 2005, with Atlantic Liberty’s loans adding $116.2 million. At June 30, 2006, loans in process totaled $185.3 million, compared to $222.5 million at June 30, 2005 and $179.4 million at December 31, 2005.

Originations were less than the comparable prior year quarter as the continued flattening of the yield curve and uncertainty for the future led us to price more for yield than volume. The following table shows loan originations and purchases for the periods indicated. The table excludes the loans acquired in the Atlantic Liberty acquisition.

	For the three months ended June 30,		For the six months ended June 30,

(In thousands)	2006	2005	2006	2005

Multi-family residential	$30,629	$62,921	$64,659	$136,844
Commercial real estate	32,070	32,171	74,327	56,497
One-to-four family – mixed-use property	33,516	56,133	66,318	93,798
One-to-four family – residential	2,357	5,302	6,516	7,424
Construction (1)	16,723	9,369	31,327	16,354
Commercial business and other loans	25,184	8,810	37,178	12,716

Total	$140,479	$174,706	$280,325	$323,633

(1) Includes purchases of $2.0 million in 2006. There were no other loan purchases during the periods indicated.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $2.4 million at June 30, 2006 compared to $2.5 million at December 31, 2005 and $1.6 million at June 30, 2005. Total non-performing assets as a percentage of total assets was 0.09% at June 30, 2006 as compared to 0.10% at December 31, 2005 and 0.07% as of June 30, 2005. The ratio of allowance for loan losses to total non-performing loans was 301% at June 30, 2006, compared to 260% at December 31, 2005 and 414% at June 30, 2005.

During the six months ended June 30, 2006, mortgage-backed securities increased $3.3 million to $304.5 million, with $30.8 million attributable to Atlantic Liberty’s portfolio, and purchases of $9.9 million. Offsetting the increases during this period were sales of $6.4 million and $25.0 million in principal repayments on the securities portfolio, which have primarily been reinvested in higher yielding loans. Other securities increased $3.2 million to $39.7 million and primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

During 2006, the Bank purchased an additional $10.0 million Bank Owned Life Insurance (BOLI) policy. The Bank also acquired $2.4 million of BOLI through the acquisition. The Bank utilizes BOLI to fund a substantial portion of its employee benefit costs. The tax advantages of BOLI allow a return that is comparable to, or better than, other investments.

Liabilities. Total liabilities were $2,432.3 million at June 30, 2006, an increase of $255.5 million, or 11.7%, from December 31, 2005, with $144.3 million of the increase attributed to the Atlantic Liberty acquisition. During the six months ended June 30, 2006, due to depositors increased $216.9 million to $1,664.8 million, with $105.3 million attributed to Atlantic Liberty. The increases are primarily a result of an increase of $119.4 million in certificates of deposit, of which $29.4 million are brokered deposits, while core deposits increased $97.6 million. Borrowed funds increased $27.5 million. In addition, mortgagors’ escrow deposits increased $4.9 million during the six months ended June 30, 2006.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $31.5 million, or 17.9%, to $208.0 million at June 30, 2006 from $176.5 million at December 31, 2005. This is primarily due to $26.6 million for the issuance of common stock for the acquisition of Atlantic Liberty, net income of $11.3 million for the six months ended June 30, 2006 and a $1.4 million cumulative adjustment related to the adoption of SFAS No. 123R, Share-Based Compensation, which were partially offset by $4.2 million in treasury shares purchased through the Company’s stock repurchase program, a net after tax decrease of $3.5 million on the market value of securities available for sale, and $3.9 million of cash dividends declared and paid during the six months ended June 30, 2006. The exercise of stock options increased stockholders’ equity by $2.4 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $9.86 at June 30, 2006, compared to $9.07 per share at December 31, 2005 and $8.75 per share at June 30, 2005.

Under its current stock repurchase program, the Company repurchased 257,000 shares during the six months ended June 30, 2006, at a total cost of $4.2 million, or an average of $16.49 per share. At June 30, 2006, 517,650 shares remain to be repurchased under the current stock repurchase program. Through June 30, 2006, the Company had repurchased approximately 48% of the common shares issued in connection with the Company’s initial public offering at a cost of $116.0 million.

Cash flow. During the six months ended June 30, 2006, funds provided by the Company’s operating activities amounted to $16.1 million. These funds, together with $105.0 million provided by financing activities, were utilized to fund net investing activities of $128.9 million. The Company’s primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the six months ended June 30, 2006, the net total of loan originations and purchases less loan repayments and sales was $127.3 million. Funds were also used to acquire Atlantic Liberty for $14.7 million, reduce borrowings $3.0 million and purchase a new BOLI for $10.0 million. Funds were provided by an increase of $111.6 million in due to depositors, an increase of $3.4 million in escrow deposits, and a $22.0 million net increase from maturities, prepayments, sales and purchases of securities available for sale. Additional funds of $1.3 million were provided through the exercise of stock options and $3.4 million of cash acquired in the Atlantic Liberty merger. The Company also used funds of $4.2 million for treasury stock repurchases and $3.9 million for dividend payments during the six months ended June 30, 2006.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2006. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At June 30, 2006, the Company is within the guidelines set forth by the Board of Directors for each interest rate level. The following table presents the Company’s interest rate shock as of June 30, 2006.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-300 Basis points	11.66%	26.55%	10.72%
-200 Basis points	12.04	20.59	10.40
-100 Basis points	9.90	15.31	10.11
Base interest rate	0.00	0.00	9.08
+100 Basis points	-3.41	-3.82	8.79
+200 Basis points	-9.88	-15.59	7.89
+300 Basis points	-18.75	-28.91	6.81

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2006, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of June 30, 2006.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$204,246	7.80%
Requirement	39,269	1.50
Excess	164,977	6.30

Leverage and Core Capital:
Capital level	$204,246	7.80%
Requirement	78,537	3.00
Excess	125,709	4.80

Risk-Based Capital:
Capital level	$211,395	12.58%
Requirement	134,391	8.00
Excess	77,004	4.58

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended June 30, 2006 and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,

	2006				2005

	Average Balance (2)	Interest (2)	Yield/ Cost		Average Balance	Interest	Yield/ Cost

Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,927,902	$32,745	6.79%		$1,647,295	$27,877	6.77%
Other loans, net (1)	46,307	839	7.25		22,628	359	6.35

Total loans, net	1,974,209	33,584	6.80		1,669,923	28,236	6.76

Mortgage-backed securities	290,519	3,255	4.48		365,713	3,876	4.24
Other securities	39,758	449	4.52		39,346	365	3.71

Total securities	330,277	3,704	4.49		405,059	4,241	4.19

Interest-earning deposits and federal funds sold	22,460	258	4.59		1,605	9	2.24

Total interest-earning assets	2,326,946	37,546	6.45		2,076,587	32,486	6.26

Other assets	110,275				101,707

Total assets	$2,437,221				$2,178,294

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$258,537	965	1.49		$223,348	343	0.61
NOW accounts	39,442	48	0.49		44,865	55	0.49
Money market accounts	225,655	2,054	3.64		247,808	1,423	2.30
Certificate of deposit accounts	962,704	10,143	4.21		716,701	6,254	3.49

Total due to depositors	1,486,338	13,210	3.56		1,232,722	8,075	2.62
Mortgagors’ escrow accounts	34,004	14	0.16		31,324	13	0.17

Total deposits	1,520,342	13,224	3.48		1,264,046	8,088	2.56
Borrowed funds	662,737	7,661	4.62		678,495	7,236	4.27

Total interest-bearing liabilities	2,183,079	20,885	3.83		1,942,541	15,324	3.16

Non interest-bearing deposits	59,555				53,841
Other liabilities	17,121				19,820

Total liabilities	2,259,755				2,016,202
Equity	177,466				162,092

Total liabilities and equity	$2,437,221				$2,178,294

Net interest income / net interest rate spread		$16,661	2.62%			$17,162	3.10%

Net interest-earning assets / net interest margin	$143,867		2.86%		$134,046		3.31%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.07	X

(1)  Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.0 million for each of the three-month periods ended June 30, 2006 and 2005, respectively.

(2)  The average balances shown in this table do not include amounts from the acquisition of Atlantic Liberty, which was completed after the close of business on June 30, 2006, as no income or expense was recorded during the period presented.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES  (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the six-month periods ended June 30, 2006 and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,

	2006				2005

	Average Balance (2)	Interest (2)	Yield/ Cost		Average Balance	Interest	Yield/ Cost

Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,905,284	$64,465	6.77%		$1,587,005	$53,854	6.79%
Other loans, net (1)	38,141	1,384	7.26		20,875	647	6.20

Total loans, net	1,943,425	65,849	6.78		1,607,880	54,501	6.78

Mortgage-backed securities	296,426	6,647	4.48		376,484	7,968	4.23
Other securities	38,589	834	4.32		39,513	716	3.62

Total securities	335,015	7,481	4.47		415,997	8,684	4.18

Interest-earning deposits and federal funds sold	19,098	428	4.48		1,573	17	2.16

Total interest-earning assets	2,297,538	73,758	6.42		2,025,450	63,202	6.24

Other assets	105,859				99,377

Total assets	$2,403,397				$2,124,827

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$263,008	1,928	1.47		$219,714	610	0.56
NOW accounts	39,931	98	0.49		45,510	112	0.49
Money market accounts	201,024	3,292	3.28		250,380	2,634	2.10
Certificate of deposit accounts	943,338	19,387	4.11		711,764	12,388	3.48

Total due to depositors	1,447,301	24,705	3.41		1,227,368	15,744	2.57
Mortgagors’ escrow accounts	29,840	29	0.19		27,231	27	0.20

Total deposits	1,477,141	24,734	3.35		1,254,599	15,771	2.51
Borrowed funds	676,550	15,448	4.57		638,809	13,396	4.19

Total interest-bearing liabilities	2,153,691	40,182	3.73		1,893,408	29,167	3.08

Non interest-bearing deposits	56,836				51,103
Other liabilities	15,836				19,419

Total liabilities	2,226,363				1,963,930
Equity	177,034				160,897

Total liabilities and equity	$2,403,397				$2,124,827

Net interest income / net interest rate spread		$33,576	2.69%			$34,035	3.16%

Net interest-earning assets / net interest margin	$143,847		2.92%		$132,042		3.36%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.07	X

(1)  Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.9 million for each the six-month periods ended June 30, 2006 and 2005, respectively.

(2)  The average balances shown in this table do not include amounts from the acquisition of Atlantic Liberty, which was completed after the close of business on June 30, 2006, as no income or expense was recorded during the period presented.

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

	For the six months ended June 30,

(In thousands)	2006	2005

Mortgage Loans

At beginning of period	$1,851,251	$1,500,104

Mortgage loans originated:
Multi-family residential	64,659	136,844
Commercial real estate	74,327	56,497
One-to-four family – mixed-use property	66,318	93,798
One-to-four family – residential	6,516	7,424
Construction	29,347	16,354
Co-operative apartments	—	—

Total mortgage loans originated	241,167	310,917

Construction mortgage loans purchased	1,980	—
Acquistion of Atlantic Liberty loans	129,025	—

Total acquired loans	131,005	—

Less:
Principal and other reductions	127,685	100,752
Sales	15,508	2,688
Mortgage loan foreclosures	—	—

At end of period	$2,080,230	$1,707,581

Commercial Business and Other Loans

At beginning of period	$28,601	$18,138

Other loans originated:
Small Business Administration	10,730	5,459
Small business (1)	25,824	6,587
Other	624	670

Total other loans originated	37,178	12,716

Less:
Principal and other reductions	6,208	3,743
Sales	4,820	1,837
Elimination of loan to Atlantic Liberty	11,500	—

At end of period	$43,251	$25,274

(1) Includes an $11.5 million loan to Atlantic Liberty prior to the merger.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005

Non-accrual mortgage loans	$1,744	$1,821
Other non-accrual loans	99	101

Total non-accrual loans	1,843	1,922

Mortgage loans 90 days or more delinquent
and still accruing	530	530
Other loans 90 days or more delinquent and still accruing	—	—

Total non-performing loans	2,373	2,452

Real estate owned (foreclosed real estate)	—	—

Total non-performing assets	$2,373	$2,452

Non-performing loans to gross loans	0.11%	0.13%
Non-performing loans to total assets	0.09%	0.10%

ALLOWANCE FOR LOAN LOSSES

The Company has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Company’s overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Management reviews the Bank’s loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-performing loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover the Bank’s investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Company’s staff appraiser; however, the Company may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The loans acquired in the acquisition of Atlantic Liberty, along with the increase in the allowance due to the acquisition, were included in management’s analysis of the adequacy of the allowance for loan losses as of June 30, 2006. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2001, the Bank incurred total net charge-offs of $326,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2001, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 70% at a time the loan is originated. Since real estate values have increased significantly since 2001, the loan-to-value ratios for loans originated in prior years have declined below the original 70% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank did not consider it necessary to provide a provision for loan losses in the three- and six-month periods ended June 30, 2006. Management has concluded that the allowance is sufficient to absorb losses inherent in the loan portfolio.

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the six months ended June 30,

(Dollars in thousands)	2006	2005

Balance at beginning of period	$6,385	$6,533

Acquisition of Atlantic Liberty allowance	753	—

Provision for loan losses	—	—

Loans charged-off:
Multi-family residential	—	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
Commercial business and other loans	—	(1)

Total loans charged-off	—	(1)

Recoveries:
Mortgage loans	2	3
Other loans	8	—

Total recoveries	10	3

Net recoveries (charge-offs)	10	2

Balance at end of period	$7,148	$6,535

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%
Ratio of allowance for loan losses to loans at end of period	0.34%	0.38%
Ratio of allowance for loan losses to non-performing assets at end of period	301.16%	414.33%
Ratio of allowance for loan losses to non-performing loans at end of period	301.16%	414.33%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2006	66,000	$16.87	66,000	583,650
May 1 to May 31, 2006	66,000	16.85	66,000	517,650
June 1 to June 30, 2006	2,621	16.73	—	517,650

Total	134,621	$16.86	132,000

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended June 30, 2006, the Company purchased 2,621 common shares from employees, at an average cost of $16.73, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s annual meeting of stockholders held on May 16, 2006, as contemplated by the Company’s definitive proxy material for the meeting, the nomination of four directors for election was submitted to a vote of stockholders. The following table summarizes the results of voting with respect to such matter.

	Number of shares voted

	For	Withheld	Abstain

Election of Directors (four directors were elected to serve until the 2009 annual meeting of stockholders and until their successors were elected and qualified)

Steven J. D’Iorio	17,457,138	783,412	—
Louis C. Grassi	17,092,460	1,148,090	—
Franklin F. Regan, Jr.	16,976,290	1,264,260	—
John E. Roe, Sr.	17,094,589	1,145,961	—

ITEM 5. OTHER INFORMATION. Not applicable.

PART II – OTHER INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

10.1	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso, dated May 1, 2006

10.2	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso, dated May 1, 2006

10.3	Amendment to Henry A. Braun Employment Agreements dated May 15, 2006

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: August 9, 2006	By: /s/John R. Buran John R. Buran President and Chief Executive Officer

Dated: August 9, 2006	By: /s/David W. Fry David W. Fry Senior Vice President, Treasurer and Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 17, 1996, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

10.1	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A.Grasso, dated May 1, 2006

10.2	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A.Grasso, dated May 1, 2006

10.3	Amendment to Henry A. Braun Employment Agreements dated May 15, 2006

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
-30-