Form 10-Q
period 2006-09-30
FLUSHING FINANCIAL CORP
filed 2006-11-03
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
              ☐ Yes ☒ No

          The number of shares of the registrant’s Common Stock outstanding as of October 31, 2006 was 21,123,566.

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in thousands, except per share data)	September 30, 2006	December 31, 2005

ASSETS
Cash and due from banks	$18,600	$26,754
Securities available for sale:
Mortgage-backed securities	300,563	301,194
Other securities	36,484	36,567
Loans:
Multi-family residential	829,933	788,071
Commercial real estate	503,690	399,081
One-to-four family — mixed-use property	561,585	477,775
One-to-four family — residential	167,107	134,641
Co-operative apartments	8,432	2,161
Construction	99,618	49,522
Small Business Administration	14,094	9,239
Commercial business and other	42,542	19,362
Net unamortized premiums and unearned loan fees	9,480	8,409
Allowance for loan losses	(7,134)	(6,385)

Net loans	2,229,347	1,881,876
Interest and dividends receivable	12,631	10,554
Bank premises and equipment, net	19,781	7,238
Federal Home Loan Bank of New York stock	32,223	29,622
Bank owned life insurance	40,075	26,526
Goodwill	14,167	3,905
Core deposit intangible	3,396	—
Other assets	29,666	28,972

Total assets	$2,736,933	$2,353,208

LIABILITIES
Due to depositors:
Non-interest bearing	$67,331	$58,678
Interest-bearing:
Certificate of deposit accounts	1,054,234	898,157
Savings accounts	271,104	273,753
Money market accounts	270,042	175,247
NOW accounts	48,095	42,029

Total interest-bearing deposits	1,643,475	1,389,186
Mortgagors’ escrow deposits	28,425	19,423
Borrowed funds	520,915	510,810
Securities sold under agreements to repurchase	238,900	178,900
Other liabilities	22,636	19,744

Total liabilities	2,521,682	2,176,741

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,165,011 shares and 19,466,894 shares issued at September 30, 2006 and December 31, 2005, respectively; 21,115,105 shares and 19,465,844 shares outstanding at September 30, 2006 and December 31, 2005, respectively)	212	195
Additional paid-in capital	69,871	39,635
Treasury stock (49,906 shares and 1,050 shares at September 30, 2006 and December 31, 2005, respectively)	(830)	(12)
Unearned compensation	(3,084)	(4,159)
Retained earnings	154,356	146,068
Accumulated other comprehensive loss, net of taxes	(5,274)	(5,260)

Total stockholders’ equity	215,251	176,467

Total liabilities and stockholders’ equity	$2,736,933	$2,353,208

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income
Interest and fees on loans	$37,188	$30,102	$103,037	$84,603
Interest and dividends on securities:
Interest	4,013	3,888	11,341	12,410
Dividends	84	82	237	244
Other interest income	188	26	616	43

Total interest and dividend income	41,473	34,098	115,231	97,300

Interest expense
Deposits	15,225	8,873	39,959	24,644
Other interest expense	9,024	8,086	24,472	21,482

Total interest expense	24,249	16,959	64,431	46,126

Net interest income	17,224	17,139	50,800	51,174
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	17,224	17,139	50,800	51,174

Non-interest income
Loan fee income	636	484	2,145	1,621
Banking services fee income	386	350	1,096	1,086
Net gain on sale of loans held for sale	158	400	518	542
Net gain on sale of loans	—	—	100	19
Net gain on sale of securities	—	—	81	—
Federal Home Loan Bank of New York stock dividends	435	336	1,194	768
Bank owned life insurance	441	288	1,112	852
Other income	329	231	932	577

Total non-interest income	2,385	2,089	7,178	5,465

Non-interest expense
Salaries and employee benefits	5,318	4,384	14,885	13,075
Occupancy and equipment	1,580	996	3,950	2,970
Professional services	965	1,441	2,899	3,220
Data processing	681	563	1,975	1,632
Depreciation and amortization of premises and equipment	439	379	1,170	1,180
Other operating expenses	2,195	1,670	6,116	5,319

Total non-interest expense	11,178	9,433	30,995	27,396

Income before income taxes	8,431	9,795	26,983	29,243

Provision for income taxes
Federal	2,574	3,020	8,378	9,005
State and local	545	800	1,976	2,400

Total taxes	3,119	3,820	10,354	11,405

Net income	$5,312	$5,975	$16,629	$17,838

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	$3,529	$(2,487)	$35	$(3,273)
Less: reclassification adjustments for gains included in income	—	—	(49)	—

Net unrealized holding gains (losses)	3,529	(2,487)	(14)	(3,273)

Comprehensive net income	$8,841	$3,488	$16,615	$14,565

Basic earnings per share	$0.27	$0.34	$0.91	$1.02
Diluted earnings per share	$0.27	$0.33	$0.89	$0.99
Dividends per share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months September 30,

(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$16,629	$17,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,170	1,180
Origination of loans held for sale	(7,006)	(6,141)
Proceeds from sale of loans held for sale	7,602	6,667
Net gain on sale of loans held for sale	(518)	(542)
Net gain on sales of loans	(100)	(19)
Net gain on sale of securities	(81)	—
Amortization of premium, net of accretion of discount	1,052	1,309
Stock-based compensation expense	1,936	106
Deferred compensation	(193)	(2,569)
Amortization of core deposit intangibles	117	—
Excess tax benefits from stock-based payment arrangements	(1,303)	—
Deferred income tax benefit	633	1,938
Net change in other assets and liabilities	(1,194)	600

Net cash provided by operating activities	18,744	20,367

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(4,616)	(899)
Net purchases of Federal Home Loan Bank of New York shares	(909)	(8,699)
Purchases of securities available for sale	(49,753)	(511)
Proceeds from sales and calls of securities available for sale	45,547	30
Proceeds from maturities and prepayments of securities available for sale	39,338	69,274
Net originations and repayment of loans	(242,709)	(314,087)
Purchases of loans	(5,080)	—
Proceeds from sale of loans	8,695	1,030
Proceeds from sale of delinquent loans	7,766	3,088
Purchase of bank owned life insurance	(10,000)	—
Cash used to acquire Atlantic Liberty Financial Corporation	(14,663)	—
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	3,401	—

Net cash used in investing activities	(222,983)	(250,774)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	4,943	6,610
Net increase in interest-bearing deposits	152,432	48,539
Net increase in mortgagors’ escrow deposits	7,552	10,579
Net proceeds of short-term borrowed funds	32,500	4,000
Proceeds from long-term borrowings	120,000	190,000
Repayment of long-term borrowings	(113,071)	(20,019)
Purchases of treasury stock	(5,572)	(2,900)
Excess tax benefits from stock-based payment arrangements	1,303	—
Proceeds from issuance of common stock upon exercise of stock options	2,040	1,622
Cash dividends paid	(6,042)	(5,254)

Net cash provided by financing activities	196,085	233,177

Net decrease in cash and cash equivalents	(8,154)	2,770
Cash and cash equivalents, beginning of period	26,754	14,661

Cash and cash equivalents, end of period	$18,600	$17,431

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$62,205	$44,984
Income taxes paid	5,848	10,433
Taxes paid if excess tax benefits were not tax deductible	7,151	—
Fair value of assets acquired	185,545	—
Fair value of liablities assumed	144,325	—
Common shares issued in exchange for Atlantic Liberty common shares	26,557	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	For the nine months ended September 30, 2006

Common Stock
Balance, beginning of period	$195
Issuance upon the exercise of stock options (71,278 common shares)	1
Shares issued upon vesting of restricted stock unit awards (4,500 common shares)	—
Shares issued in connection with acquisition of Atlantic Liberty (1,622,339 common shares)	16

Balance, end of period	$212

Additional Paid-In Capital
Balance, beginning of period	$39,635
Award of common shares released from Employee Benefit Trust (4,343 common shares)	59
Cumulative adjustment related to adoption of SFAS No. 123R	847
Shares issued upon vesting of restricted stock unit awards (38,941 common shares)	60
Forfeiture of restricted stock awards (2,685 common shares)	28
Options exercised (71,878 common shares)	516
Stock-based compensation activity, net	882
Stock-based income tax benefit	1,303
Shares issued in connection with acquisition of Atlantic Liberty (1,622,339 common shares)	26,541

Balance, end of period	$69,871

Treasury Stock
Balance, beginning of period	$(12)
Purchases of common shares outstanding (317,000 common shares)	(5,238)
Issuance upon exercise of stock options (254,015 common shares)	4,160
Purchase of common shares to fund options exercised (22,002 common shares)	(371)
Repurchase of restricted stock awards to satisfy tax obligations (20,120 common shares)	(334)
Forfeiture of restricted stock awards (2,685 common shares)	(28)
Shares issued upon vesting of restricted stock unit awards (58,936 common shares)	993

Balance, end of period	$(830)

Unearned Compensation
Balance, beginning of period	$(4,159)
Cumulative adjustment related to adoption of SFAS No. 123R	516
Release of shares from Employee Benefit Trust (164,277 common shares)	559

Balance, end of period	$(3,084)

Retained Earnings
Balance, beginning of period	$146,068
Net income	16,629
Cash dividends declared and paid	(6,042)
Stock options exercised (253,415 common shares)	(2,233)
Shares issued upon vesting of restricted stock unit awards (24,495 common shares)	(66)

Balance, end of period	$154,356

Accumulated Other Comprehensive Loss, net
Balance, beginning of period	$(5,260)
Change in net unrealized gain on securities available for sale, net of taxes, of approximately $ (21)	35
Less: Reclassification adjustment for gains included in net income, net of taxes, of approximately $ 32	(49)

Balance, end of period	$(5,274)

Total Stockholders’ Equity	$215,251

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

The acquisition was accounted for as a purchase. The Company recorded goodwill (the excess of cost over the fair value of net assets acquired) of $10.3 million in the transaction. This amount is subject to adjustment as estimates made for the fair value of assets acquired and liabilities assumed may be recorded in future periods. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not being amortized in connection with this transaction. The Company estimates that none of the goodwill will be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $3.5 million, which will be amortized using the straight-line method over 7.5 years, resulting in an annual expense of $0.5 million. The results of Atlantic Liberty’s operations have been included in the consolidated statement of income subsequent to June 30, 2006.

The purchase price has been allocated to the assets acquired and liabilities assumed using fair values as of the acquisition date. The Company acquired $185.5 million in assets, which includes $3.4 million of cash, $116.2 million in net loans, $34.9 million in securities, $9.1 million in fixed assets and $21.9 million in other assets, and assumed $144.3 million in liabilities, which includes $106.8 million in deposits, $30.5 million in borrowed funds and $7.0 in other liabilities.

As a result of the acquisition, the Bank now has branches on Montague Street and Avenue J in Brooklyn, two highly attractive markets. The Holding Company expects the transaction to be accretive to earnings per share.

Had the acquisition of Atlantic Liberty taken place on January 1, 2006, the Company’s pro forma net income for the nine-month period ended September 30, 2006 would have been $13.3 million, or $0.68 per diluted share. Included in Atlantic Liberty’s financial results were merger related expenses of $3.4 million, on an after-tax basis. Excluding these merger related expenses, the Company’s pro forma net income would have been $16.6 million, or $0.85 per diluted share. These results, which do not reflect cost savings that may be achieved, are not necessarily indicative of the actual results that would have occurred had the acquisition taken place on January 1, 2006.

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

4. Earnings Per Share

Basic earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands, except per share data)	2006	2005	2006	2005

Net income	$5,312	$5,975	$16,629	$17,838
Divided by:
Weighted average common shares outstanding	19,452	17,581	18,349	17,516
Weighted average common shares equivalents	300	453	296	475
Total weighted average common shares and common shares equivalents	19,752	18,034	18,645	17,991
Basic earnings per share	$0.27	$0.34	$0.91	$1.02
Diluted earnings per share	$0.27	$0.33	$0.89	$0.99
Dividends per share	$0.11	$0.10	$0.33	$0.30
Dividend payout ratio	40.74%	29.41%	36.26%	29.41%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 292,300 shares at an average exercise price of $18.03 and 159,475 shares at an average exercise price of $18.34, were not included in the computation of diluted earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005, respectively. Unvested restricted stock and restricted stock unit awards totaling 70,803 shares at an average market price on date of grant of $18.29, and 96,024 unvested restricted stock unit awards at an average market price on date of grant of $18.27 were not included in the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively. Unvested restricted stock and restricted stock unit awards totaling 78,003 shares at an average market price on date of grant of $18.18 and 96,024 shares at an average market price on date of grant of $18.27 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This statement revised SFAS No. 123, “Accounting for Stock Based Compensation”, and superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25, which did not require compensation cost to be recognized, with the exception of certain circumstances. The Company also followed the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company elected to adopt SFAS No. 123R using the modified prospective method, and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

Assuming the Company had recognized compensation cost for stock-based compensation in accordance with SFAS No. 123R prior to January 1, 2006, net income and earnings per share would have been as indicated in the table below:

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except per share data)	2006	2005	2006	2005

Net income, as reported	$5,312	$5,975	$16,629	$17,838
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	335	206	1,228	741
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(335)	(445)	(1,228)	(1,180)

Pro forma net income	$5,312	$5,736	$16,629	$17,399

Basic earnings per share:
As reported	$0.27	$0.34	$0.91	$1.02
Pro forma	$0.27	$0.33	$0.91	$0.99
Diluted earnings per share:
As reported	$0.27	$0.33	$0.89	$0.99
Pro forma	$0.27	$0.32	$0.89	$0.97

For the three months ended September 30, 2006 and 2005, the Company’s net income, as reported, includes $0.6 million and $0.3 million, respectively, of stock-based compensation costs and $0.2 million and $0.1 million of income tax benefits related to the stock-based compensations plans. The adoption of SFAS No. 123R reduced income before income taxes by $0.1 million, net income by less than $0.1 million, and basic and diluted earnings per share each by less than $0.01. Cash provided by operating activities was decreased, and cash provided by financing activities was increased, for the three months ended September 30, 2006 by $0.2 million as a result of the adoption of the SFAS No. 123R.

For the nine months ended September 30, 2006 and 2005, the Company’s net income, as reported, includes $2.0 million and $1.2 million, respectively, of stock-based compensation costs and $0.8 million and $0.5 million of income tax benefits related to the stock-based compensations plans. The adoption of SFAS No. 123R reduced income before income taxes by $0.4 million, net income by $0.2 million, and basic and diluted earnings per share each by $0.01. Cash provided by operating activities was decreased, and cash provided by financing activities was increased, for the nine months ended September 30, 2006 by $1.3 million as a result of the adoption of the SFAS No. 123R.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three-month period ending September, 30, 2006 there were 2,000 stock options granted and awards of 1,000 shares of restricted stock units, while in the nine-month period ended September 30, 2006, there were 133,475 stock options granted and awards of 121,425 shares of restricted stock units. For the three-month period ended September 30, 2005, there were no stock options granted and awards of 3,525 restricted stock units, with 123,725 stock options granted and awards of 125,200 restricted stock units for the nine-month period ended September 30, 2005.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated and exclude the Atlantic Liberty stock options. There were no grants awarded in the three month period ended September 30, 2005.

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

Dividend yield	3.21%	n.a	3.38%	2.24%
Expected volatility	29.31%	n.a	29.21%	21.48%
Risk-free interest rate	5.10%	n.a	5.10%	3.87%
Expected option life (years)	7	n.a	7	7

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

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards. The Company has applied the shares authorized under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of September 30, 2006, there were 126,641 shares available for full value awards and 630,152 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available. Otherwise, new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan, prior to the effective date of the Omnibus Plan, are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2006:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2005	197,778	$16.16
Granted	121,425	16.55
Vested	(109,684)	15.42
Forfeited	(8,860)	15.77

Non-vested at September 30, 2006	200,659	$16.82

Vested but unissued at September 30, 2006	86,856	$16.66

As of September 30, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.4 years. The total fair value of awards vested during the three months ended September 30, 2006 and 2005 was $0.1 million and $0.2 million respectively, with the nine months ended September 30, 2006 and 2005 at $1.2 million and $1.5 million, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

The second pool is available for non-full value awards, such as stock options. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a non-full value award (under the Omnibus Plan or the 1996 Stock Option Incentive Plan). The second pool will not be replenished by shares withheld or surrendered in payment of the exercise price or taxes, retained by the Company as a result of the delivery to the award holders of fewer shares than the number underlying the award, or the settlement of the award in cash.

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended of September 30, 2006:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2005	1,731,793	$11.56
Granted	133,475	16.61
Conversion of Atlantic Liberty options	212,687	12.94
Exercised	(325,293)	7.42
Forfeited	(11,715)	14.38

Outstanding at September 30, 2006	1,740,947	$12.87	5.9 years	$8,058

Exercisable shares at September 30, 2006	1,456,307	$12.27	5.5 years	$7,613

Vested but unexercisable shares at September 30, 2006	72,325	$15.65	7.4 years	$134

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.4 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

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

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2005	17,630	$15.57
Granted	254	17.64
Forfeited	(43)	15.57
Distributions	(4,298)	16.46

Outstanding at September 30, 2006	13,543	$17.50

Vested at September 30, 2006	12,599	$17.50

The Company recorded stock-based compensation credits for the phantom stock plan of $4,900 and $18,500 for the three months ended September 30, 2006 and 2005, respectively. The total fair value of the distributions from the phantom stock plan during the three months ended September 30, 2006 and 2005 was $3,300 and $458,000, respectively.

The Company recorded stock-based compensation expense for the phantom stock plan of $33,900 for the nine months ended September 30, 2006, and recorded a credit of $70,500 for the nine months ended September 30, 2005. The total fair value of the distributions from the phantom stock plan during the nine months ended September 30, 2006 and 2005 was $70,800 and $463,000, respectively.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised during the three- and nine-month periods ended September 30, 2006 and 2005 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2006	2005	2006	2005

Proceeds from stock options exercised	$699	$539	$2,411	$1,622
Fair value of shares received upon exercise of stock options	—	—	371	—
Tax benefit related to stock options exercised	157	247	1,250	874
Intrinsic value of stock options exercised	532	576	3,033	1,989

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

6.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2006	2005	2006	2005

Employee Pension Plan:
Service cost	$162	$146	$486	$438
Interest cost	221	211	663	633
Amortization of unrecognized loss	81	40	243	120
Amortization of past service liability	—	—	—	—
Expected return on plan assets	(326)	(309)	(978)	(927)

Net employee pension expense	$138	$88	$414	$264

Outside Director Pension Plan:
Service cost	$23	$21	$69	$63
Interest cost	17	18	51	54
Amortization of unrecognized loss	4	3	12	9
Amortization of past service liability	37	37	111	111

Net outside director pension expense	$81	$79	$243	$237

Other Postretirement Benefit Plans:
Service cost	$28	$39	$84	$117
Interest cost	36	62	108	186
Amortization of unrecognized (gain) loss	(6)	16	(18)	48
Amortization of past service liability	(7)	(9)	(21)	(27)

Net other postretirement benefit expense	$51	$108	$153	$324

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $0.9 million, $0.2 million and $0.1 million to the Employee Pension Plan, Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2006. As of September 30, 2006, the Company has contributed $110,000 to the Outside Director Pension Plan and $29,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2006. As of September 30, 2006, the Company expects to contribute $147,000 and $37,000 for the year ending December 31, 2006 to the Outside Director Pension Plan and the Other Postretirement Benefit Plans, respectively.

During August 2006, the Company, by action of the Bank’s Board of Directors and Compensation Committee, made several changes to its Employee Pension Plan. Effective September 30, 2006, the Employee Pension Plan was frozen so that no further benefits will accrue under the Employee Pension Plan. Effective October 1, 2006, the Bank added a new program to its 401(k) Plan (the “Defined Contribution Retirement Program”). Under the Defined Contribution Retirement Program, the Bank will make an annual contribution equal to 4% of each eligible participant’s base salary (pro rated for the period October 1, 2006 to December 31, 2006). As a result of these changes, the Company will not make a contribution to the Employee Pension Plan during the year ended December 31, 2006. The Company estimates it will make a contribution to the Defined Contribution Retirement Program of $0.1 million for the fourth quarter of 2006. Freezing the Employee Pension Plan resulted in an estimated curtailment gain of approximately $1.7 million. This curtailment gain was not recognized in the Consolidated Statement of Income, but was instead used to reduce the unrecognized net loss from past experience different from that assumed and effects of changes in assumptions for the Employee Pension Plan. The Company estimates that the change in the pension plan is anticipated to reduce annual operating expenses by $0.4 million beginning in 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

7.	Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of SFAS No. 109”. FIN 48 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, by defining a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Entities should evaluate a tax position to determine if it is more likely than not that a position will be sustained on examination by taxing authorities. FIN 48 defines more likely than not as “a likelihood of more than 50 percent”. FIN 48 also requires certain disclosures, including the amount of unrecognized tax benefits that if recognized would change the effective tax rate, information concerning tax positions for which a significant increase or decrease in the unrecognized tax benefit liability is reasonably possible in the next 12 months, a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, and tax years that remain open for examination by major jurisdictions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material effect on the Company’s results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Since the Statement is effective for purchases made by the Company after December 31, 2006, management is unable, at this time, to determine the impact of this statement.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Other Comprehensive Income; (2) recognized as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits”. An employer who has publicly traded equity securities, such as the Holding Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its fiscal year ending after December 15, 2006. For the Holding Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 15, 2008. Management estimates that the adoption of this statement for the year ended December 31, 2006 will result in a charge to Other Comprehensive Income, and a corresponding reduction of stockholders’ equity, of approximately $1.6 million, net of taxes.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. The Company currently has endorsement split-dollar life insurance arrangements with thirty-one present or former employees, which currently provides approximately $5.5 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Management has not yet determined the effect of the adoption of Issue No. 06-4 on its financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on the Company’s results of operations or financial condition as management is not aware of any prior year misstatements in the Company’s financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ National Market under the symbol “FFIC”. The Bank is a consumer-oriented savings institution and conducts its business through twelve banking offices located in Queens, Brooklyn, Manhattan and Nassau County. On June 30, 2006, the Company completed its acquisition of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), and its subsidiary Atlantic Liberty Savings, FA, based in Brooklyn, New York. This acquisition added two branches in Brooklyn in very attractive commercial markets. We believe our larger size and greater breadth of product offerings will enable us to provide an enhanced level of service to these markets. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. The consolidated statement of financial condition as of September 30, 2006 includes the assets acquired and liabilities assumed in the acquisition of Atlantic Liberty based upon their fair value on the date of acquisition. The results of Atlantic Liberty’s operations have been included in the consolidated statements of income subsequent to June 30, 2006.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

General. Net income declined $0.7 million, or 11.1%, to $5.3 million for the three months ended September 30, 2006 from $6.0 million for the three months ended September 30, 2005. Diluted earnings per share was $0.27, a decrease of $0.06, or 18.2% for the three months ended September 30, 2006 from $0.33 for the three months ended September 30, 2005. The return on average assets was 0.79% for the three months ended September 30, 2006, as compared to 1.06% for the three months ended September 30, 2005, while the return on average equity was 10.21% for the three months ended September 30, 2006 and 14.23% for the three months ended September 30, 2005.

Interest Income. Total interest and dividend income increased $7.4 million, or 21.6%, to $41.5 million for the three months ended September 30, 2006 from $34.1 million for the three months ended September 30, 2005. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $371.6 million to $2,532.4 million. The increase in the yield of interest-earning assets is primarily due to an increase of $389.9 million in the average balance of the loan portfolio to $2,165.6 million, combined with a $30.2 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased 7 basis points to 6.85% for the three months ended September 30, 2006 from 6.78% for the three months ended September 30, 2005. This increase is due to the average rate on new mortgage loans originated during the nine months ended September 30, 2006 being above the average rate on both the loan portfolio and loans which were paid-in-full during the period. The average note rate on mortgage loans originated in the current quarter was 7.46%. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 9 basis points for the three months ended September 30, 2006 compared to the three months ended June 30, 2006. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense. Interest expense increased $7.3 million, or 43.0%, to $24.2 million for the three months ended September 30, 2006 from $17.0 million for the three months ended September 30, 2005. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings through June 30, 2006. This resulted in an increase in our cost of funds. Certificate of deposits, savings accounts and money market accounts increased 83 basis points, 46 basis points and 158 basis points, respectively, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, resulting in an increase in the cost of due to depositors of 97 basis points for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. In addition, the cost of borrowed funds increased 47 basis points to 4.86% for the three months ended September 30, 2006 compared to 4.39% for the three months ended September 30, 2005.

Net Interest Income. For the three months ended September 30, 2006, net interest income was $17.2 million, an increase of $0.1 million, or 0.5% from $17.1 million for the three months ended September 30, 2005. An increase in the average balance of interest-earning assets of $371.6 million, to $2,532.4 million, was partially offset by a decrease in the net interest spread of 48 basis points to 2.48% for the quarter ended September 30, 2006 from 2.96% for the comparable period in 2005. The yield on interest-earning assets increased 24 basis points to 6.55% for the three months ended September 30, 2006 from 6.31% in the three months ended September 30, 2005. However, this was more than offset by an increase in the cost of funds of 72 basis points to 4.07% for the three months ended September 30, 2006 from 3.35% for the comparable prior year period.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended September 30, 2006 and 2005. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loan loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $14,000 for the three months ended September 30, 2006 and net charge-offs of $76,000 for the comparable period in 2005. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the three-month periods ended September 30, 2006 and 2005. See “ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $0.3 million, or 14.2%, for the three months ended September 30, 2006 to $2.4 million, as compared to $2.1 million for the quarter ended September 30, 2005. This was attributed to increases of: $0.2 million in loan fees, $0.1 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock and $0.2 in BOLI dividends, which were partially offset by a $0.2 million decrease in the gain on sale of loans.

Non-Interest Expense. Non-interest expense was $11.2 million for the three months ended September 30, 2006, an increase of $1.7 million, or 18.5%, from $9.4 million for the three months ended September 30, 2005. The increase from the comparable prior year period is primarily attributed to increases of: $0.7 million related to the operations acquired in the Atlantic Liberty merger (including amortization of the core deposit intangible and non-compete contracts), and, excluding Atlantic Liberty, $0.8 million in employee salary and benefit expenses primarily related to one new branch, additional employees for the business banking initiative and the internet banking division, and the expensing of stock options ($0.1 million), $0.4 million in occupancy and equipment costs primarily related to rental expense due to new branch leases (including the new branches scheduled to open in the first quarter of 2007), and $0.1 million in data processing expense due to volume increases. These increases were partially offset by a decrease in professional services of $0.5 million, primarily attributed to the expensing of $0.5 million in the prior year period for expenses incurred in connection with terminated negotiations for an acquisition of another financial institution. Management continues to monitor expenditures resulting in efficiency ratios of 57.0% and 49.1% for three-month periods ended September 30, 2006 and 2005, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $1.4 million, or 13.9%, to $8.4 million for the three months ended September 30, 2006 from $9.8 million for the three months ended September 30, 2005, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.7 million to $3.1 million for the three months ended September 30, 2006 as compared to $3.8 million for September 30, 2005. This decrease was primarily due to lower pre-tax income for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The effective tax rate was 37.0% and 39.0% for the three-month periods ended September 30, 2006 and 2005, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items, primarily BOLI income.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

General. Net income declined $1.2 million, or 6.8%, to $16.6 million for the nine months ended September 30, 2006 from $17.8 million for the nine months ended September 30, 2005. Diluted earnings per share was $0.89, a decrease of $0.10, or 10.1% for the nine months ended September 30, 2006 from $0.99 for the nine months ended September 30, 2005. The return on average assets was 0.89% for the nine months ended September 30, 2006, as compared to 1.10% for the nine months ended September 30, 2005, while the return on average equity was 11.82% for the nine months ended September 30, 2006 and 14.57% for the nine months ended September 30, 2005.

Interest Income. Total interest and dividend income increased $17.9 million, or 18.4%, to $115.2 million for the nine months ended September 30, 2006 from $97.3 million for the nine months ended September 30, 2005. The increase in interest income is primarily attributed to the growth in the average balance of interest-earning assets, which increased $305.6 million to $2,376.7 million. The increase in the yield of interest-earning assets is primarily due to an increase of $353.9 million in the average balance of the higher-yielding loan portfolio to $2,018.3 million, combined with a $63.9 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased 1 basis point to 6.79% for the nine months ended September 30, 2006 from 6.78% for the nine months ended September 30, 2005. This increase is due to the average rate of 7.34% on new mortgage loans originated during the nine months ended September 30, 2006 being above the average rate on both the loan portfolio and loans which were paid-in-full during the period. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 8 basis points for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense. Interest expense increased $18.3 million, or 39.7%, to $64.4 million for the nine months ended September 30, 2006 from $46.1 million for the nine months ended September 30, 2005. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings. This has resulted in an increase in our cost of funds. The cost of certificate of deposits, savings accounts and money market accounts increased 70 basis points, 75 basis points and 136 basis points, respectively, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, resulting in an increase in the cost of due to depositors of 89 basis points for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In addition, the cost of borrowed funds increased 41 basis points to 4.67% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Net Interest Income. For the nine months ended September 30, 2006, net interest income was $50.8 million, a decrease of $0.4 million, or 0.7%, from $51.2 million for the nine months ended September 30, 2005. An increase in the average balance of interest-earning assets of $305.6 million, to $2,376.7 million, was offset by a decrease in the net interest spread of 48 basis points to 2.61% for the nine months ended September 30, 2006 from 3.09% for the comparable period in 2005. The yield on interest-earning assets increased 20 basis points to 6.46% for the nine months ended September 30, 2006 from 6.26% in the nine months ended September 30, 2005. However, this was more than offset by an increase in the cost of funds of 68 basis points to 3.85% for the nine months ended September 30, 2006 from 3.17% for the comparable prior year period. The net interest margin decreased 44 basis points to 2.85% for the nine months ended September 30, 2006 from 3.29% for the nine months ended September 30, 2005. Excluding prepayment penalty income, the net interest margin would have been 2.69% and 3.10% for the nine-month periods ended September 30, 2006 and 2005, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the nine-month periods ended September 30, 2006 and 2005. However, the acquisition of Atlantic Liberty added $0.8 million to the allowance for loan losses. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loan loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $4,000 for the nine months ended September 30, 2006 and net charge-offs of $74,000 for the comparable period in 2005. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, and one-to-four family mixed-use property mortgage loans, no provision for loan losses was deemed necessary for either of the nine-month periods ended September 30, 2006 and 2005. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $1.7 million, or 31.3%, for the nine months ended September 30, 2006 to $7.2 million, as compared to $5.5 million for the nine months ended September 30, 2005. This was attributed to increases of: $0.5 million in loans fees (primarily from loans which paid-in-full prior to maturity), $0.4 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.3 million in BOLI income and $0.4 million in other income.

Non-Interest Expense Non-interest expense was $31.0 million for the nine months ended September 30, 2006, an increase of $3.6 million, or 13.1%, from $27.4 million for the nine months ended September 30, 2005. The increase from the comparable prior year period is primarily attributed to increases of: $0.7 million related to the operations acquired in the Atlantic Liberty merger (including amortization of the core deposit intangible and non-compete contracts), and, excluding Atlantic Liberty, $1.7 million in employee salary and benefit expenses primarily related to one new branch, additional employees for the business banking initiative, and the internet banking division, and the expensing of stock options ($0.3 million), $0.8 million in occupancy and equipment costs primarily related to rental expense due to new branch leases (including the new branches scheduled to open in the first quarter of 2007), and $0.3 million in data processing expense due to volume increases. These increases were partially offset by a decrease in professional services of $0.3 million, primarily attributed to the expensing of $0.5 million in the prior year period for expenses incurred in connection with terminated negotiations for an acquisition of another financial institution. Management continues to monitor expenditures resulting in efficiency ratios of 53.5% and 48.4% for nine-month periods ended September 30, 2006 and 2005, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $2.3 million, or 7.7%, to $27.0 million for the nine months ended September 30, 2006 from $29.2 million for the nine months ended September 30, 2005, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $1.1 million to $10.4 million for the nine months ended September 30, 2006 as compared to $11.4 million for September 30, 2005. This decrease was due primarily to lower pre-tax income for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The effective tax rate was 38.4% and 39.0% for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items, primarily BOLI income.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at September 30, 2006, were $2,736.9 million, an increase of $383.7 million, or 16.3%, from $2,353.2 million at December 31, 2005, with $170.9 million of the increase attributed to the Atlantic Liberty acquisition ($185.5 million in fair value of assets acquired less $14.7 million of cash paid to former Atlantic Liberty shareholders). Total loans, net increased $347.5 million, or 18.5%, during the nine months ended September 30, 2006 to $2,229.3 million from $1,881.9 million at December 31, 2005, with Atlantic Liberty’s loans adding $116.2 million. At September 30, 2006, loans in process totaled $274.7 million, compared to $189.5 million at September 30, 2005 and $179.4 million at December 31, 2005.

Originations were less than the comparable prior year nine month period as the shape of the yield curve (flat to inverted during 2006) and uncertainty for the future led us to price more for yield than volume. The following table shows loan originations and purchases for the periods indicated. The table excludes the loans acquired in the Atlantic Liberty acquisition.

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2006	2005	2006	2005

Multi-family residential	$38,160	$49,183	$102,819	$186,027
Commercial real estate	39,042	24,246	113,369	80,743
One-to-four family – mixed-use property	48,293	56,569	114,611	150,367
One-to-four family – residential	2,350	3,309	8,866	10,733
Construction	28,374	18,997	59,701	35,351
Commercial business and other loans	18,343	7,744	55,521	20,460

Total	$174,562	$160,048	$454,887	$483,681

The above table includes purchases of $3.1 million and $5.1 million of construction loans for the three-and nine-month periods ended September 30, 2006, respectively. There were no other loans purchased for the three-and nine-month periods ended September 30, 2006 and 2005.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $3.3 million at September 30, 2006 compared to $2.5 million at December 31, 2005 and $2.0 million at September 30, 2005. Total non-performing assets as a percentage of total assets was 0.12% at September 30, 2006 as compared to 0.10% at December 31, 2005 and 0.09% as of September 30, 2005. The ratio of allowance for loan losses to total non-performing loans was 216% at September 30, 2006, compared to 260% at December 31, 2005 and 318% at September 30, 2005.

During the nine months ended September 30, 2006, mortgage-backed securities decreased $0.6 million to $300.6 million. In the third quarter, mortgage-backed securities of $30.8 million acquired in the Atlantic Liberty acquisition were sold, and new investments were purchased, which better matched our investment objectives. Other securities decreased $0.1 million to $36.5 million and primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

During 2006, the Bank purchased an additional $10.0 million Bank Owned Life Insurance (BOLI) policy. The Bank also acquired $2.4 million of BOLI through the acquisition. The Bank utilizes BOLI to fund a substantial portion of its employee benefit costs. The tax advantages of BOLI allow a return that is comparable to, or better than, other investments.

Liabilities. Total liabilities were $2,521.7 million at September 30, 2006, an increase of $344.9 million, or 15.9%, from December 31, 2005, with $144.3 million of the increase attributed to the Atlantic Liberty acquisition. During the nine months ended September 30, 2006, due to depositors increased $262.9 million to $1,710.8 million, with $105.3 million attributed to Atlantic Liberty. The deposit growth is primarily a result of an increase of $156.1 million in certificates of deposit, of which $64.2 million are brokered deposits, while core deposits increased $106.9 million. Borrowed funds increased $70.1 million. In addition, mortgagors’ escrow deposits increased $9.0 million during the nine months ended September 30, 2006, including $1.5 million attributed to Atlantic Liberty.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $38.8 million, or 22.0%, to $215.3 million at September 30, 2006 from $176.5 million at December 31, 2005. This is primarily due to $26.6 million for the issuance of common stock for the acquisition of Atlantic Liberty, net income of $16.6 million for the nine months ended September 30, 2006 and a $1.4 million cumulative adjustment related to the adoption of SFAS No. 123R, Share-Based Compensation, which were partially offset by $5.2 million in treasury shares purchased through the Company’s stock repurchase program and $6.0 million of cash dividends declared and paid during the nine months ended September 30, 2006. The exercise of stock options increased stockholders’ equity by $3.3 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $10.19 at September 30, 2006, compared to $9.07 per share at December 31, 2005 and $8.87 per share at September 30, 2005.

Under its current stock repurchase program, the Company repurchased 317,000 shares during the nine months ended September 30, 2006, at a total cost of $5.2 million, or an average of $16.53 per share. At September 30, 2006, 457,650 shares remain to be repurchased under the current stock repurchase program. Through September 30, 2006, the Company had repurchased approximately 48% of the common shares issued in connection with the Company’s initial public offering at a cost of $117.0 million.

Cash flow. During the nine months ended September 30, 2006, funds provided by the Company’s operating activities amounted to $18.7 million. These funds, together with $196.1 million provided by financing activities and cash available at the beginning of the year, were utilized to fund net investing activities of $223.0 million. The Company’s primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans. During the nine months ended September 30, 2006, the net total of loan originations and purchases less loan repayments and sales was $231.3 million. Funds of $14.7 million were also used in the acquisition of Atlantic Liberty, and $10.0 million was used to purchase additional BOLI. Funds were provided by an increase of $157.4 million in due to depositors, an increase of $7.6 million in escrow deposits, an increase in borrowings of $39.4 million, and $35.1 million, net, from maturities, prepayments, sales and purchases of securities available for sale. Additional funds of $2.0 million were provided through the exercise of stock options and $3.4 million of cash was acquired in the Atlantic Liberty merger. The Company also used funds of $4.6 million in the purchase of bank premises and equipment, $5.6 million for treasury stock repurchases and $6.0 million for dividend payments during the nine months ended September 30, 2006.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

8.	INTEREST RATE RISK

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2006. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At September 30, 2006, the Company is within the guidelines set forth by the Board of Directors for each interest rate level. The following table presents the Company’s interest rate shock as of September 30, 2006.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-300 Basis points	14.35%	20.16%	10.76%
-200 Basis points	10.13	14.97	10.48
-100 Basis points	7.46	9.90	10.19
Base interest rate	0.00	0.00	9.52
+100 Basis points	-3.90	-7.79	8.93
+200 Basis points	-8.97	-18.60	8.07
+300 Basis points	-16.42	-31.48	6.97

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2006, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of September 30, 2006.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$188,876	6.95%
Requirement	40,742	1.50
Excess	148,134	5.45

Leverage and Core Capital:
Capital level	$188,876	6.95%
Requirement	81,483	3.00
Excess	107,393	3.95

Risk-Based Capital:
Capital level	$196,011	11.09%
Requirement	141,368	8.00
Excess	54,643	3.09

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2006 and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,

	2006				2005

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,115,274	$36,212	6.85%		$1,751,355	$29,701	6.78%
Other loans, net (1)	50,309	976	7.76		24,283	401	6.61

Total loans, net	2,165,583	37,188	6.87		1,775,638	30,102	6.78

Mortgage-backed securities	314,101	3,641	4.64		342,765	3,595	4.20
Other securities	37,504	456	4.86		38,990	375	3.85

Total securities	351,605	4,097	4.66		381,755	3,970	4.16

Interest-earning deposits and federal funds sold	15,219	188	4.94		3,410	26	3.05

Total interest-earning assets	2,532,407	41,473	6.55		2,160,803	34,098	6.31

Other assets	142,530				102,126

Total assets	$2,674,937				$2,262,929

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$271,591	1,036	1.53		$252,874	677	1.07
NOW accounts	46,696	53	0.45		41,713	53	0.51
Money market accounts	272,213	2,756	4.05		224,860	1,387	2.47
Certificate of deposit accounts	1,022,438	11,364	4.45		744,351	6,741	3.62

Total due to depositors	1,612,938	15,209	3.77		1,263,798	8,858	2.80
Mortgagors’ escrow accounts	26,795	16	0.24		25,410	15	0.24

Total deposits	1,639,733	15,225	3.71		1,289,208	8,873	2.75
Borrowed funds	742,167	9,024	4.86		736,947	8,086	4.39

Total interest-bearing liabilities	2,381,900	24,249	4.07		2,026,155	16,959	3.35

Non interest-bearing deposits	64,642				52,499
Other liabilities	20,255				16,265

Total liabilities	2,466,797				2,094,919
Equity	208,140				168,010

Total liabilities and equity	$2,674,937				$2,262,929

Net interest income / net interest rate spread		$17,224	2.48%			$17,139	2.96%

Net interest-earning assets / net interest margin	$150,507		2.72%		$134,648		3.17%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	X			1.07	X

(1) Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $1.2 million for the three-month periods ended September 30, 2006 and 2005, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2006 and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,

	2006				2005

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$1,976,021	$100,677	6.79%		$1,642,390	$83,555	6.78%
Other loans, net (1)	42,270	2,360	7.44		22,023	1,048	6.34

Total loans, net	2,018,291	103,037	6.81		1,664,413	84,603	6.78

Mortgage-backed securities	302,382	10,288	4.54		365,121	11,563	4.22
Other securities	38,223	1,290	4.50		39,337	1,091	3.70

Total securities	340,605	11,578	4.53		404,458	12,654	4.17

Interest-earning deposits and federal funds sold	17,791	616	4.62		2,192	43	2.62

Total interest-earning assets	2,376,687	115,231	6.46		2,071,063	97,300	6.26

Other assets	118,218				100,304

Total assets	$2,494,905				$2,171,367

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$265,901	2,964	1.49		$230,889	1,287	0.74
NOW accounts	42,211	151	0.48		44,230	165	0.50
Money market accounts	225,015	6,048	3.58		241,780	4,021	2.22
Certificate of deposit accounts	969,994	30,751	4.23		722,746	19,129	3.53

Total due to depositors	1,503,121	39,914	3.54		1,239,645	24,602	2.65
Mortgagors’ escrow accounts	28,813	45	0.21		26,617	42	0.21

Total deposits	1,531,934	39,959	3.48		1,266,262	24,644	2.59
Borrowed funds	698,663	24,472	4.67		671,881	21,482	4.26

Total interest-bearing liabilities	2,230,597	64,431	3.85		1,938,143	46,126	3.17

Non interest-bearing deposits	59,466				51,574
Other liabilities	17,325				18,356

Total liabilities	2,307,388				2,008,073
Equity	187,517				163,294

Total liabilities and equity	$2,494,905				$2,171,367

Net interest income / net interest rate spread		$50,800	2.61%			$51,174	3.09%

Net interest-earning assets / net interest margin	$146,090		2.85%		$132,920		3.29%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.07	X

(1) Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.9 million and $3.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

	For the nine months ended September 30,

(In thousands)	2006	2005

Mortgage Loans

At beginning of period	$1,851,251	$1,500,104

Mortgage loans originated:
Multi-family residential	102,819	186,027
Commercial real estate	110,282	80,743
One-to-four family – mixed-use property	114,611	150,367
One-to-four family – residential	8,741	10,733
Construction	57,721	35,351
Co-operative apartments	125	—

Total mortgage loans originated	394,299	463,221

Mortgage loans purchased	5,067	—
Acquistion of Atlantic Liberty loans	129,025	—

Total acquired loans	134,092	—

Less:
Principal and other reductions	192,856	160,072
Sales	16,421	4,118
Mortgage loan foreclosures	—	—

At end of period	$2,170,365	$1,799,135

SBA, Commercial Business and Other Loans

At beginning of period	$28,601	$18,138

Other loans originated:
Small Business Administration	14,941	9,818
Small business (1)	39,783	9,761
Other	797	881

Total other loans originated	55,521	20,460

Less:
Principal and other reductions	8,980	6,299
Sales	7,006	6,141
Elimination of loan to Atlantic Liberty	11,500	—

At end of period	$56,636	$26,158

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

(Dollars in thousands)	September 30, 2006	December 31, 2005

Non-accrual mortgage loans	$3,150	$1,821
Other non-accrual loans	150	101

Total non-accrual loans	3,300	1,922

Mortgage loans 90 days or more delinquent and still accruing	—	530
Other loans 90 days or more delinquent and still accruing	—	—

Total non-performing loans	3,300	2,452

Real estate owned (foreclosed real estate)	—	—

Total non-performing assets	$3,300	$2,452

Non-performing loans to gross loans	0.15%	0.13%
Non-performing loans to total assets	0.12%	0.10%

ALLOWANCE FOR LOAN LOSSES

The Bank has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Bank’s overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Management reviews the Bank’s loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-performing loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover the Bank’s investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank’s staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The loans acquired in the acquisition of Atlantic Liberty, along with the increase in the allowance due to the acquisition, were included in management’s analysis of the adequacy of the allowance for loan losses as of September 30, 2006. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2001, the Bank incurred total net charge-offs of $340,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2001, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2001, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank did not consider it necessary to provide a provision for loan losses in the three- and nine-month periods ended September 30, 2006. Management has concluded that the allowance is sufficient to absorb losses inherent in the loan portfolio.

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the nine months ended September 30,

(Dollars in thousands)	2006	2005

Balance at beginning of period	$6,385	$6,533

Acquisition of Atlantic Liberty allowance	753	—

Provision for loan losses	—	—

Loans charged-off:
Multi-family residential	—	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
Commercial business and other loans	(14)	(89)

Total loans charged-off	(14)	(89)

Recoveries:
Mortgage loans	2	3
Other loans	8	12

Total recoveries	10	15

Net charge-offs	(4)	(74)

Balance at end of period	$7,134	$6,459

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%
Ratio of allowance for loan losses to loans at end of period	0.32%	0.35%
Ratio of allowance for loan losses to non-performing assets at end of period	216.19%	318.27%
Ratio of allowance for loan losses to non-performing loans at end of period	216.19%	318.27%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4 CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2006	36	$17.03	—	517,650
August 1 to August 31, 2006	60,000	16.70	60,000	457,650
September 1 to September 30, 2006	—	—	—	457,650

Total	60,036	$16.70	60,000

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended September 30, 2006, the Company purchased 36 common shares from employees, at an average cost of $17.03, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (5)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company, N.A. as Rights Agent (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-A12B filed September 11, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 8-K filed on September 30, 1996.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed on September 27, 2006.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	November 2, 2006	By:	/s/ John R. Buran

John R. Buran
President and Chief Executive Officer

Dated:	November 2, 2006	By:	/s/ David W. Fry

David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	By-Laws of Flushing Financial Corporation (1)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (5)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company, N.A. as Rights Agent (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-A12B filed September 11, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 8-K filed on September 30, 1996.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed on September 27, 2006.