Form 10-K
period 2006-12-31
FLUSHING FINANCIAL CORP
filed 2007-03-16
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-24272

FLUSHING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3209278

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042

(Address of principal executive offices)

(718) 961-5400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock $0.01 par value (and associated Preferred Stock Purchase Rights).

Securities registered pursuant to Section 12(g) of the Act:	None.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  ☐ Yes   ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

          As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $359,005,000. This figure is based on the closing price on that date on the NASDAQ National Market for a share of the registrant’s Common Stock, $0.01 par value, which was $17.96.

          The number of shares of the registrant’s Common Stock outstanding as of February 28, 2007 was 21,151,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007 are incorporated herein by reference in Part III.

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

PART I

Item 1. Business.

GENERAL

Overview

          Flushing Financial Corporation (the “Holding Company”) is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the “Bank”). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time the Holding Company acquired all of the stock of the Bank. The primary business of the Holding Company at this time is the operation of its wholly owned subsidiary, the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. The Bank has also filed an application with the New York State Banking Department to form a limited purpose commercial bank, “Flushing Commercial Bank”, for the purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State courts. This application was approved March 1, 2007. In November, 2006, the Bank launched an internet branch, iGObanking.comTM. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank. Flushing Financial Corporation’s common stock is traded on the NASDAQ National Market under the symbol “FFIC.”

          The Holding Company also owns Flushing Financial Capital Trust I (the “Trust”), a special purpose business trust formed to issue capital securities. The Trust used the proceeds from the issuance of these capital securities, and the proceeds from the issuance of its common stock, to purchase junior subordinated debentures from the Holding Company. Prior to 2004, the Trust was included in the consolidated financial statements of the Company. Effective January 1, 2004, in accordance with the requirements of FASB Interpretation No. 46R, the Trust was deconsolidated.

          Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Holding Company, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). At December 31, 2006, the Company had total assets of $2.8 billion, deposits of $1.8 billion and stockholders’ equity of $218.4 million.

          The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans. The Bank’s revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank’s primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

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

          On June 30, 2006, the Company acquired all of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $41.2 million, which consisted of $14.7 million of cash and common stock valued at $26.6 million. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, the Company issued 1.6 million shares of common stock, the value of which was determined based on the closing price of the Company’s common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date. The Company acquired $185.6 million in assets, $116.2 million in net loans and assumed $106.8 million in deposits. This acquisition provided the Bank a presence on Montague Street and on Avenue J in Brooklyn, two highly attractive markets.

          During 2006, the Bank established a business banking unit. The Bank’s business plan includes a transition from a traditional thrift to a more ‘commercial like’ banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products.

          On November 27, 2006, the Bank launched an internet branch, iGObanking.com™, as a new division which provides the Bank access to markets outside its geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.

          The Bank has filed an application to form a new wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. The Commercial Bank was formed in response to a New York State Finance Law that requires that municipal deposits and state funds must be deposited into a bank or trust company designated by the New York State Comptroller. The Bank is not considered a bank or trust company for this purpose. The commercial bank will offer a full range of deposit products to municipalities and New York State, similar to the products currently being offered by the Bank, but will not make loans. The application was approved on March 1, 2007.

Market Area and Competition

          The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank’s main office is in Flushing, New York, located in the Borough of Queens. At December 31, 2006, the Bank operated out of its main office and eleven branch offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. The Bank opened two new branches in the Borough of Queens in the first quarter of 2007. The Bank maintains its executive offices in Lake Success in Nassau County, New York. Substantially all of the Bank’s mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, real estate values in the New York City metropolitan area have been stable or increasing, which has favorably impacted the Bank’s asset quality. See “— Asset Quality” and “Risk Factors – Local Economic Conditions” included in Item 1A of this Annual Report. There can be no assurance that the stability of these economic factors will continue.

          The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The internet banking arena, which the Bank entered in November 2006, also has many larger financial institutions which have greater financial resources, name recognition and market presence than the Bank. The future earnings prospects of the Bank will be affected by the Bank’s ability to compete effectively with other financial institutions and to implement its business strategies. See “Risk Factors – Competition” included in Item 1A of this Annual Report.

          For a discussion of the Company’s business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

          Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, the Bank also offers SBA loans, other small business loans and consumer loans. Substantially all the Bank’s mortgage loans are secured by properties located within the Bank’s market area. At December 31, 2006, the Bank had gross loans outstanding of $2,321.4 million (before the allowance for loan losses and net deferred costs).

          Beginning in late 2001, the Bank shifted its focus from originating one-to-four family residential property mortgage loans to the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. From December 31, 2001 to December 31, 2006, multi-family residential mortgage loans increased $501.3 million, or 135.6%, commercial real estate mortgage loans increased $305.1 million, or 142.3%, one-to-four family mixed-use property mortgage loans increased $478.3 million, or 435.6%, while one-to-four family residential property mortgage loans decreased $190.1 million, or 54.1%. The Bank expects to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. The Bank’s marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, the Bank may purchase loans from mortgage bankers and other financial institutions. Loans purchased comply with the Bank’s underwriting standards.

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

          In recent years, the Bank has grown its construction loan portfolio. The Bank obtains a first lien position on the underlying collateral, and generally obtains personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Bank has not incurred significant losses in its construction loan portfolio.

          The business banking unit was formed in 2006 to focus on loans to businesses located within the Bank’s market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business. The interest rate on these loans is generally an adjustable rate based on a published index, usually the prime rate. These loans, while providing a higher rate of return to the Bank, also present a higher level of risk. The greater risk associated with business loans could require the Bank to increase its provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Bank. To date, the Bank has not incurred significant losses in its business loan portfolio.

          The Bank’s lending activities are subject to federal and state laws and regulations. See “— Regulation.”

          The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,

	2006		2005		2004		2003		2002

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$870,912	37.52%	$788,071	41.92%	$646,922	42.61%	$541,837	42.53%	$452,663	38.54%
Commercial real estate	519,552	22.38	399,081	21.23	334,048	22.00	290,332	22.79	257,054	21.88
One-to-four family -mixed-use property	588,092	25.33	477,775	25.42	332,805	21.92	226,225	17.76	170,499	14.51
One-to-four family -residential (1)	161,889	6.98	134,641	7.17	151,737	10.00	178,474	14.01	262,944	22.38
Co-operative apartment (2)	8,059	0.35	2,161	0.11	3,132	0.21	3,729	0.29	5,205	0.44
Construction	104,488	4.50	49,522	2.63	31,460	2.07	23,622	1.85	17,827	1.52

Gross mortgage loans	2,252,992	97.06	1,851,251	98.48	1,500,104	98.81	1,264,219	99.23	1,166,192	99.27

Small Business Administration loans	17,521	0.75	9,239	0.49	5,633	0.37	4,931	0.39	4,301	0.37

Commercial business and other loans	50,899	2.19	19,362	1.03	12,505	0.82	4,894	0.38	4,185	0.36

Gross loans	2,321,412	100.00%	1,879,852	100.00%	1,518,242	100.00%	1,274,044	100.00%	1,174,678	100.00%

Unearned loan fees and deferred costs, net	10,393		8,409		4,798		2,030		1,463

Less: Allowance for loan losses	(7,057)		(6,385)		(6,533)		(6,553)		(6,581)

Loans, net	$2,324,748		$1,881,876		$1,516,507		$1,269,521		$1,169,560

(1)

One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2006, gross home equity loans totaled $15.6 million and condominium loans totaled $10.1 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

          The following table sets forth the Bank’s loan originations (including the net effect of refinancings) and the changes in the Bank’s portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,

(In thousands)	2006	2005	2004

Mortgage Loans

At beginning of year	$1,851,251	$1,500,104	$1,264,219

Mortgage loans originated:
Multi-family residential	166,744	222,065	203,741
Commercial real estate	150,804	103,090	92,526
One-to-four family mixed-use property	154,456	186,700	136,804
One-to-four family residential	13,786	13,186	17,699
Co-operative apartment	125	—	302
Construction	73,107	46,414	25,923

Total mortgage loans originated	559,022	571,455	476,995

Mortgage loans purchased:
Multi-family residential	—	1,009	—
Commercial real estate	3,087	—	—
Construction	1,980	—	—

Acquisition of Atlantic Liberty loans:
Multi-family residential	16,299	—	—
Commercial real estate	31,914	—	—
One-to-four family mixed-use property	9,333	—	—
One-to-four family residential	51,033	—	—
Co-operative apartment	6,665	—	—
Construction	13,781	—	—

Total mortgage loans purchased/acquired	134,092	1,009	—

Less:
Principal reductions	270,416	217,199	233,327
Mortgage loan sales	20,957	4,118	7,783
Mortgage loan foreclosures	—	—	—

At end of year	$2,252,992	$1,851,251	$1,500,104

SBA, Commercial Business & Other Loans

At beginning of year	$28,601	$18,138	$9,825

Loans originated:
SBA loans	19,914	12,249	4,781
Small business loans (1)	49,909	12,410	11,642
Other loans	1,671	1,537	2,172

Total other loans originated	71,494	26,196	18,595

Less:
Sales	7,477	6,630	2,472
Repayments (1)	24,116	8,940	7,794
Charge-offs	82	163	16

At end of year	$68,420	$28,601	$18,138

1) 2006 includes an $11.5 million loan to Atlantic Liberty prior to the merger.

Loan Maturity and Repricing. The following table shows the maturity of the Bank’s commercial mortgage loan, construction loan and non-mortgage loan portfolios at December 31, 2006. Scheduled repayments are shown in the maturity category in which the payments become due.

(In thousands)	Commercial Mortgage Loans	Construction	SBA	Commercial Business and Other	Total

Amounts due within one year	$25,481	$96,812	$5,540	$25,423	$153,256

Amounts due after one year:
One to two years	21,363	7,676	1,485	14,250	44,774
Two to three years	20,045	—	1,416	7,349	28,810
Three to five years	36,405	—	2,390	1,788	40,583
Over five years	416,258	—	6,690	2,089	425,037

Total due after one year	494,071	7,676	11,981	25,476	539,204

Total amounts due	$519,552	$104,488	$17,521	$50,899	$692,460

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$116,983	$7,676	$44	$21,043	$145,746
Adjustable rate loans	377,088	—	11,937	4,433	393,458

Total loans due after one year	$494,071	$7,676	$11,981	$25,476	$539,204

          Multi-Family Residential Lending. Loans secured by multi-family residential properties were $870.9 million, or 37.52% of gross loans, at December 31, 2006. The Bank’s multi-family residential mortgage loans had an average principal balance of $477,000 at December 31, 2006, and the largest multi-family residential mortgage loan held in the Bank’s portfolio had a principal balance of $8.5 million. The Bank offers both fixed-rate and adjustable rate multi-family residential mortgage loans, with maturities up to 30 years.

          In underwriting multi-family residential mortgage loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment. Multi-family residential mortgage loans can be made up to 80% of the appraised value or the purchase price of the property, whichever is less. The Bank generally originates these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. The Bank generally relies on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. The Bank typically orders an environmental report on its multifamily and commercial real estate loans.

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

          The Bank’s fixed-rate multi-family mortgage loans are originated for terms up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $47.0 million, $44.3 million and $23.9 million of fixed-rate multi-family mortgage loans in 2006, 2005 and 2004, respectively. At December 31, 2006, $208.8 million, or 24.0%, of the Bank’s multi-family mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased multi-family ARM loans totaling $119.8 million, $178.8 million and $179.8 million during 2006, 2005 and 2004, respectively. At December 31, 2006, $662.1 million, or 76.0%, of the Bank’s multi-family mortgage loans consisted of ARM loans.

          Commercial Real Estate Lending. Loans secured by commercial real estate were $519.6 million, or 22.38% of the Bank’s gross loans, at December 31, 2006. The Bank’s commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2006, the Bank’s commercial real estate mortgage loans had an average principal balance of $728,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $11.7 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million. Commercial real estate mortgage loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. Commercial real estate mortgage loans are also made at fixed interest rates for terms of seven, 10 or 15 years.

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

          The Bank’s fixed-rate commercial mortgage loans are originated for terms up to 20 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $20.5 million, $17.7 million and $22.1 million of fixed-rate commercial mortgage loans in 2006, 2005 and 2004, respectively. At December 31, 2006, $132.7 million, or 25.5%, of the Bank’s commercial mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods of one to five years and for terms of up to 15 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased commercial ARM loans totaling $133.4 million, $85.4 million and $70.5 million during 2006, 2005 and 2004, respectively. At December 31, 2006, $386.8 million, or 74.5%, of the Bank’s commercial mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Mixed-Use Properties. The Bank offers mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The Bank offers both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $750,000. Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $588.1 million, or 25.33% of gross loans, at December 31, 2006.

          During the three-year period ended December 31, 2006, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2006, one-to-four family mixed-use property mortgage loans amounted to $588.1 million, as compared to $477.8 million at December 31, 2005, $332.8 million at December 31, 2004 and $226.2 million at December 31, 2003, representing an increase of $361.9 million during the three-year period.

          In underwriting one-to-four family mixed-use property mortgage loans, the Bank employs the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

          The Bank’s fixed-rate one-to-four family mixed-use property mortgage loans are originated for a term of 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $30.8 million, $39.4 million and $22.4 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2006, 2005 and 2004, respectively. At December 31, 2006, $151.6 million, or 25.8%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of fixed rate loans.

          The Bank offers adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased one-to-four family mixed-use property ARM loans totaling $123.7 million, $147.3 million and $114.4 million during 2006, 2005 and 2004, respectively. At December 31, 2006, $436.5 million, or 74.2%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Residential Properties. The Bank offers mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $750,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $169.9 million, or 7.33% of gross loans, at December 31, 2006.

          During the three-year period ended December 31, 2006, interest rates on residential mortgage loans declined, and, at times, were at their lowest levels in over 40 years. As a result of the low interest rates available, the Bank’s existing borrowers have been refinancing their higher costing residential mortgage loans at the current lower rates. The Bank did not actively pursue this refinancing market, but instead focused on higher-yielding mortgage loan products. As a result, the Bank’s portfolio of residential mortgage loans has declined over the three-year period.

          The Bank generally originates residential mortgage loans in amounts up to 70% of the appraised value or the sale price, whichever is less. The Bank may make residential mortgage loans with loan-to-value ratios of up to 90% of the appraised value of the mortgaged property; however, private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

          The Bank originates residential mortgage loans to self-employed individuals within the Bank’s local community without verification of the borrower’s level of income, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $0.9 million and $2.1 million of these loans on 2006 and 2004, respectively. The Bank did not originate any of these loans during 2005.

          The Bank’s fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $0.4 million, $0.1 million and $3.6 million of 15-year fixed-rate residential mortgage loans in 2006, 2005 and 2004, respectively. The Bank also originated and purchased $0.1 million of 30-year fixed rate residential mortgage loans in 2004. The Bank did not originate or purchase any 30-year fixed rate residential mortgages in 2006 and 2005. These loans have been retained to provide flexibility in the management of the Company’s interest rate sensitivity position. At December 31, 2006, $86.2 million, or 50.7%, of the Bank’s residential mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased adjustable rate residential mortgage loans totaling $13.5 million, $13.1 million and $14.4 million during 2006, 2005 and 2004, respectively. At December 31, 2006, $83.8 million, or 49.3%, of the Bank’s residential mortgage loans consisted of ARM loans.

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

          Home equity loans are included in the Bank’s portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and one-to-our family mixed-use properties, and are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The Loan Committee approves loans in excess of $300,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2006, home equity loans totaled $15.6 million, or 0.67%, of gross loans.

          Construction Loans. The Bank’s construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. The Bank also, to a limited extent, finances the construction of commercial real estate. The Bank’s policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. The Bank made advances on construction loans of $75.1 million, $46.4 million and $25.9 million during 2006, 2005 and 2004, respectively. Construction loans outstanding at December 31, 2006 totaled $104.5 million, or 4.50%, of gross loans.

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

          Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The maximum amount the SBA can guarantee is $1,500,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $50,000 to $1.5 million with terms ranging from three to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of the SBA loan in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%. The Bank originated $19.9 million, $12.2 million, and $4.8 million of SBA loans during 2006, 2005, and 2004, respectively. At December 31, 2006, SBA loans totaled $17.5 million, representing 0.75% of gross loans.

          Commercial Business and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total commercial business and other loans outstanding at December 31, 2006 amounted to $50.9 million, or 2.19% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. The maximum loan size for a business loan is $2,000,000, with a maximum term of 25 years. Consumer loans generally consist of passbook loans and overdraft lines of credit. The Bank originated $49.9 million, $12.4 million, and $11.6 million of commercial business loans during 2006, 2005, and 2004 respectively. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables. At December 31, 2006, commercial business and other loans totaled $50.9 million, representing 2.19% of gross loans.

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

          Loan Approval Procedures and Authority. The Bank’s Board-approved lending policies establish loan approval requirements for its various types of loan products. The Bank’s Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $750,000 to $1,000,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $1,000,000. Pursuant to the Bank’s Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $1,000,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank’s Business Loan Policy, all business loans up to $500,000, SBA loans up to $1,000,000, taxi medallion loans up to $650,000 and commercial and industrial loans up to $1,000,000 must be approved by the Business Loan Committee, and ratified by the Management Loan Committee. Business loans in excess of $500,000 up to $1,000,000, and SBA loans in excess of $1,000,000 up to $2,000,000, must be approved by the Management Loan Committee and ratified by the Loan Committee of the Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank’s Construction Loan Policy requires that the Loan Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank’s written loan policies must be approved by the Loan Committee or the Bank’s Board of Directors.

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

          Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “Regulation.” However, it is currently the Bank’s policy not to extend such additional credit. At December 31, 2006, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $29.1 million, $23.3 million and $18.6 million for each of the three borrowers, respectively.

          Loan Servicing. At December 31, 2006, the Bank was servicing $16.9 million of mortgage loans and $17.5 million of SBA loans for others. The Bank’s policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

          Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.

          In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. At that time, the Bank attempts to make arrangements with the borrower to either bring the loan to current status or begin making payments according to an agreed upon schedule. For the majority of delinquent loans, the borrower is able to bring the loan current within a reasonable time. When the borrower has indicated that he/she will be unable to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due ninety days or more, are classified as non-accrual unless there is, in management’s opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2006, there were no loans past due 90 days or more and still accruing interest.

          Each non-performing loan is reviewed on an individual basis. Upon classifying a loan as non-performing, management reviews available information and conditions that relate to the status of the loan, including the estimated value of the loan’s collateral and any legal considerations that may affect the borrower’s ability to continue to make payments to the Bank. Based upon the available information, management will consider the sale of the loan or retention of the loan. If the loan is retained, the Bank may continue to work with the borrower to collect the amounts due or start foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable.

          Once the decision to sell a loan is made, management determines what would be considered adequate consideration to be obtained when that loan is sold, based on the facts and circumstances related to that loan. Investors and brokers are then contacted to seek interest in purchasing the loan. The Bank has been successful in finding buyers for its non-performing loans offered for sale that are willing to pay what it considers to be adequate consideration. Terms of the sale include cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. These sales usually close within a reasonably short time period.

          This strategy of selling non-performing loans was implemented during 2003. This has allowed the Bank to optimize its return by quickly converting its non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows the Bank to avoid lengthy and costly legal proceedings that may occur with non-performing loans. The Bank sold thirty-five delinquent mortgage loans totaling $12.2 million, eleven delinquent mortgage loans totaling $3.1 million, and eleven delinquent mortgage loans totaling $4.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Bank did not record any charges to the allowance for loan losses for the non-performing loans which were sold. The Bank realized gross gains of $169,000 and gross losses of $14,000 on the sale of these mortgage loans for the year ended December 31, 2006. The Bank did not realize any gross gains or losses on the sale of these mortgage loans for the years ending December 31, 2005 and 2004. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, it will be able to find buyers to pay adequate consideration.

          On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing rights, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2006, the Bank held $12.7 million of loans that were serviced by others.

          In the case of commercial business or other loans, the Bank generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with a representative of the Bank to discuss the delinquency. If the loan still is not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 90 days or more, the Bank may attempt to repossess personal or business property that secures an SBA loan, commercial business loan or consumer loan.

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

          The following table sets forth information regarding all non-accrual loans and loans which are past due 90 days or more and still accruing, at the dates indicated. During the years ended December 31, 2006, 2005 and 2004, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $144,000, $103,000 and $50,000, respectively. These amounts were not included in the Bank’s interest income for the respective periods.

	At December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans:
Multi-family residential	$1,957	$861	$—	$—	$—
Commercial real estate	349	—	—	—	2,537
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	608	960	659	525	816
Co-operative apartment	—	—	—	—	20
Construction	—	—	—	—	—

Total non-accrual mortgage loans	2,914	1,821	659	525	3,373
Other non-accrual loans	212	101	252	157	219

Total non-accrual loans	3,126	1,922	911	682	3,592
Loans 90 days or more delinquent and still accruing	—	530	—	—	—

Total non-performing loans	3,126	2,452	911	682	3,592
Foreclosed real estate	—	—	—	—	—
Investment securities	—	—	—	—	700

Total non-performing assets	$3,126	$2,452	$911	$682	$4,292

Troubled debt restructurings	$—	$—	$—	$—	$—

Non-performing loans to gross loans	0.13%	0.13%	0.06%	0.05%	0.31%
Non-performing assets to total assets	0.11%	0.10%	0.04%	0.04%	0.26%

          Real Estate Owned (REO). The Bank aggressively markets any REO properties, when and if, they are acquired through foreclosure. At December 31, 2006, 2005 and 2004, the Bank did not own any such properties.

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

Allowance for Loan Losses

          The Bank has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Bank’s overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Management reviews the Bank’s loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-performing loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover the Bank’s investment in the loan, and the estimate of the recovery anticipated. Specific reserves allocated to impaired loans were $316,000 and $231,000 at December 31, 2006 and 2005, respectively. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank’s staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The loans acquired in the acquisition of Atlantic Liberty, along with the increase in the allowance due to the acquisition, were included in management’s analysis of the adequacy of the allowance for loan losses as of December 31, 2006. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

          In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. During the five-year period ended December 31, 2006, the Bank incurred total net charge-offs of $281,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2001, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2001, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank has not considered it necessary to provide a provision for loan losses during any of the years in the five-year period ended December 31, 2006. Management has concluded, and the Board of Directors has concurred, that, during this time period, the allowance was sufficient to absorb losses inherent in the loan portfolio.

          The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require the Bank to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. An OTS policy statement provides guidance for OTS examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution’s general valuation allowance policies and procedures are deemed to be inadequate, recommendations for correcting deficiencies, including any examiner concerns regarding the level of the allowance, should be noted in the report of examination. Additional supervisory action may also be taken based on the magnitude of the observed shortcomings in the allowance process, including the materially of any error in the reported amount of the allowance.

          Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Due to the acquisition of Atlantic Liberty, the allowance for loan losses was increased by Atlantic Liberty’s allowance of $753,000. The Bank however did not record any additional provision for loan losses for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the total allowance for loan losses was $7.1 million, representing 225.72% of each of non-performing loans and non-performing assets, compared to 260.39% for both of these ratios at December 31, 2005. The Bank continues to monitor and, as necessary, modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

          Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank’s lending area and the value of collateral, or a review and evaluation of the Bank’s loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with these loans, as well as construction loans and business loans, could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

          The following table sets forth changes in, and the balance of, the Bank’s allowance for loan losses.

	At and for the years ended December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of year	$6,385	$6,533	$6,553	$6,581	$6,585

Acquisition of Atlantic Liberty	753	—	—	—	—

Provision for loan losses	—	—	—	—	—

Loans charged-off:
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	—	—	—	—	—
Co-operative apartment	—	—	—	—	—
Construction	—	—	—	—	—
SBA	(57)	(144)	(28)	(111)	(8)
Commercial business and other loans	(36)	(20)	—	(44)	(4)

Total loans charged-off	(93)	(164)	(28)	(155)	(12)

Recoveries:
Mortgage loans	2	3	3	125	3
SBA, commercial business and other loans	10	13	5	2	5

Total recoveries	12	16	8	127	8

Net charge-offs	(81)	(148)	(20)	(28)	(4)

Balance at end of year	$7,057	$6,385	$6,533	$6,553	$6,581

Ratio of net charge-offs during the year to average loans outstanding during the year	0.00%	0.01%	0.00%	0.00%	0.00%
Ratio of allowance for loan losses to gross loans at end of the year	0.30%	0.34%	0.43%	0.51%	0.56%
Ratio of allowance for loan losses to non-performing loans at the end of the year	225.72%	260.39%	717.29%	960.86%	183.23%
Ratio of allowance for loan losses to non-performing assets at the end of the year	225.72%	260.39%	717.29%	960.86%	153.34%

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

	At December 31,

	2006		2005		2004		2003		2002

Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans

	(Dollars in thousands)
Mortgage Loans:

Multi-family residential	$1,122	37.52%	$1,216	41.92%	$1,010	42.61%	$1,251	42.53%	$1,286	38.54%

Commercial real estate	668	22.38	1,272	21.23	1,715	22.00	2,740	22.79	2,807	21.88

One-to-four family mixed-use property	661	25.33	1,544	25.42	1,494	21.92	803	17.76	550	14.51

One-to-four family residential	80	6.98	524	7.17	718	10.00	684	14.01	965	22.38

Co-operative apartment	10	0.35	161	0.11	207	0.21	127	0.29	119	0.44

Construction	851	4.50	64	2.63	55	2.07	56	1.85	52	1.52

Gross mortgage loans	3,392	97.06	4,781	98.48	5,199	98.81	5,661	99.23	5,779	99.27

Small Business Administration loans	1,895	0.75	964	0.49	663	0.37	553	0.39	499	0.37

Commercial business and other loans	1,770	2.19	640	1.03	671	0.82	339	0.38	303	0.36

Total loans	$7,057	100.00%	$6,385	100.00%	$6,533	100.00%	$6,553	100.00%	$6,581	100.00%

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

          The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2006, the Company had $330.6 million in securities available for sale which represented 11.7% of total assets. These securities had an aggregate market value at December 31, 2006 that was approximately 1.5 times the amount of the Company’s equity at that date. The cumulative balance of unrealized net losses on securities available for sale was $4.7 million, net of taxes, at December 31, 2006. As a result of the magnitude of the Company’s holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

          At December 31, 2006, there are no issuer’s securities, excluding government agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company’s equity.

          The table below sets forth certain information regarding the amortized cost and market values of the Company’s securities portfolio, interest bearing deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. See Note 5 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,

	2006		2005		2004

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$15,016	$15,004	$10,942	$10,911	$12,866	$12,868
Corporate debentures	—	—	—	—	—	—

Total bonds and other debt securities	15,016	15,004	10,942	10,911	12,866	12,868

Mutual funds	21,224	20,645	20,296	19,767	20,600	20,352

Equity securities:
Common stock	619	619	619	619	779	1,416
Preferred stock	5,685	5,468	5,493	5,270	5,600	5,480

Total equity securities	6,304	6,087	6,112	5,889	6,379	6,896

Mortgage-backed securities:
FNMA	135,458	131,192	152,412	147,802	217,278	215,657
REMIC and CMO	100,165	98,652	91,369	89,561	89,416	89,164
FHLMC	53,440	51,733	57,470	55,735	78,453	78,094
GNMA	7,199	7,274	7,789	8,096	12,043	12,714

Total mortgage-backed securities	296,262	288,851	309,040	301,194	397,190	395,629

Total securities available for sale	338,806	330,587	346,390	337,761	437,035	435,745

Interest-bearing deposits and Federal funds sold	4,670	4,670	4,396	4,396	1,186	1,186

Total	$343,476	$335,257	$350,786	$342,157	$438,221	$436,931

          Mortgage-backed securities. At December 31, 2006, the Company had $288.9 million invested in mortgage-backed securities, of which $17.2 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

          The following table sets forth the Company’s mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,

	2006	2005	2004

	(In thousands)

Balance at beginning of year	$301,194	$395,629	$479,393

Acquired with Atlantic Liberty	30,844	—	—

Purchases of mortgage-backed securities	43,897	29,627	53,649

Amortization of unearned premium, net of accretion of unearned discount	(560)	(1,219)	(1,851)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	435	(6,285)	(1,716)

Sales of mortgage-backed securities	(36,220)	(28,643)	(15,634)

Principal repayments received on mortgage-backed securities	(50,739)	(87,915)	(118,212)

Net decrease increase in mortgage-backed securities	(12,343)	(94,435)	(83,764)

Balance at end of year	$288,851	$301,194	$395,629

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

          The table below sets forth certain information regarding the amortized cost, estimated fair value, annualized weighted average yields and maturities of the Company’s debt and equity securities at December 31, 2006. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company carries these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$5,283	4.84%	$—	—%	$9,733	5.05%	$—	—%	4.99	$15,016	$15,004	4.98%

Total bonds and other debt securities	5,283	4.84	—	—	9,733	5.05	—	—	4.99	15,016	15,004	4.98

Mutual funds	21,224	4.95	—	—	—	—	—	—	N/A	21,224	20,645	4.95

Equity securities:
Common stock	619	9.02	—	—	—	—	—	—	N/A	619	619	9.02
Preferred stock	4,885	5.78	—	—	—	—	800	8.72	N/A	5,685	5,468	6.19

Total equity securities	5,504	6.14	—	—	—	—	800	8.72	N/A	6,304	6,087	6.47

Mortgage-backed securities:
FNMA	—	—	5,699	5.04	3,652	5.80	126,107	4.91	16.18	135,458	131,192	4.94
REMIC and CMO	—	—	—	—	14,886	4.11	85,279	5.11	19.88	100,165	98,652	4.96
FHLMC	—	—	9,982	4.01	596	5.93	42,862	4.69	14.39	53,440	51,733	4.58
GNMA	—	—	—	—	—	—	7,199	6.08	26.91	7,199	7,274	6.08

Total mortgage-backed securities	—	—	15,681	4.38	19,134	4.49	261,447	4.97	17.37	296,262	288,851	4.90

Interest-bearing deposits	4,670	4.92	—	—	—	—	—	—	N/A	4,670	4,670	4.92

Total securities	$36,681	5.11%	$15,681	4.38%	$28,867	4.68%	$262,247	4.98%	16.78	$343,476	$335,257	4.94%

Sources of Funds

          General. Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company’s primary sources of funds for lending, investing and other general purposes.

          Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits principally consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its twelve full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

          In November, 2006, the Bank launched “iGObanking.comTM”, an internet branch, offering savings accounts and certificates of deposit. This will allow the Bank to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown more than tenfold in the past six years, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank, that was established in 1929.

          In December, 2006, the Bank filed an application with the New York State Banking Department to form a new wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York. The commercial bank will offer a full range of deposit products to municipalities and the State of New York, similar to the products currently being offered by the Bank. The application was approved on March 1, 2007.

          The Bank’s core deposits, consisting of passbook accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. The Bank has seen an increase in its deposits in each of the past three years. The nation’s economy continued to expand in 2005 and 2006. Despite the improvement in the stock market during 2006, the Bank saw an increase in it’s due to depositors during 2006 of $296.5 million. The Federal Reserve began increasing short-term interest rates in the second half of 2004, and continued increasing short-term rates through June 2006. The Bank has responded by increasing interest rates paid on savings, money market and certificate of deposit accounts. While new deposits were obtained at rates that were higher than the weighted average cost of existing deposits, the Bank believes that by extending the term of new deposits it is better protected against future interest rate increases. The cost of deposits increased to 3.97% in the fourth quarter of 2006 from 2.95% in the fourth quarter of 2005. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2007, the result will be continued increases in the Company’s cost of deposits, which could reduce the Company’s net interest margin.

          Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $298.9 million, $255.3 million and $165.6 million at December 31, 2006, 2005 and 2004, respectively.

          The Bank utilizes brokered deposits as an additional funding source, with $144.9 million at December 31, 2006. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount, while the detailed records of owners are maintained by the brokerage firms. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity checks. The Bank seeks to obtain brokered deposits primarily when the interest rate on these deposits is below the prevailing interest rate in its market.

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

	At December 31,

	2006			2005			2004

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

	(Dollars in thousands)

Savings accounts	$262,980	14.91%	1.70%	$273,753	18.66%	1.45%	$216,772	16.77%	0.50%
NOW accounts	47,181	2.67	0.44	42,029	2.87	0.50	48,463	3.75	0.50
Demand accounts	80,061	4.54	—	58,678	4.00	—	49,540	3.83	—
Mortgagors’ escrow deposits	19,755	1.12	0.22	19,423	1.32	0.21	16,473	1.27	0.24

Total	409,977	23.24	1.15	393,883	26.85	1.07	331,248	25.62	0.41

Money market accounts	251,197	14.24	4.06	175,247	11.94	2.47	258,235	19.98	1.88

Certificate of deposit accounts with original maturies of:
Less than 6 Months	2,704	0.15	0.66	2,684	0.18	0.74	5,302	0.41	0.75
6 to less than 12 Months	166,622	9.44	4.91	66,965	4.56	3.20	35,147	2.72	1.24
12 to less than 30 Months	441,616	25.03	4.65	412,527	28.11	3.50	312,173	24.15	2.60
30 to less than 48 Months (2)	65,698	3.72	3.74	59,623	4.06	3.41	72,499	5.61	3.36
48 to less than 72 Months (3)	368,000	20.87	4.66	292,380	19.94	4.52	224,491	17.36	4.89
72 Months or more	58,336	3.31	4.92	63,978	4.36	4.95	53,702	4.15	4.96

Total certificate of deposit accounts	1,102,976	62.52	4.64	898,157	61.21	3.90	703,314	54.40	3.51

Total deposits (1)	$1,764,150	100.00%	3.75%	$1,467,287	100.00%	2.97%	$1,292,797	100.00%	2.39%

(1)	Included in the above balances are IRA and Keogh deposits totaling $177.0 million, $170.9 million and $162.9 million at December 31, 2006, 2005 and 2004, respectively.

(2)	Includes brokered deposits of $46.4 million and $11.5 million at December 31, 2006 and 2005, respectively.

(3)	Includes brokered deposits of $98.5 million and $19.8 million at December 31, 2006 and 2005, respectively.

          The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2006.

				At December 31, 2006
	At December 31,
				Within One Year	One to Three Years	Thereafter	Total
	2006	2005	2004

	(In thousands)
Interest rate:
1.99% or less	$49,953	$70,762	$121,676	$43,271	$6,682	$—	$49,953
2.00% to 2.99%	9,630	20,044	62,457	4,739	4,714	177	9,630
3.00% to 3.99%	114,487	336,757	297,300	38,660	61,215	14,612	114,487
4.00% to 4.99% (1)	382,060	379,327	118,212	192,743	85,651	103,666	382,060
5.00% to 5.99% (2)	542,524	83,925	42,772	342,653	57,683	142,188	542,524
6.00% to 6.99%	302	3,007	35,874	302	—	—	302
7.00% to 7.99%	4,020	4,335	25,023	3,388	632	—	4,020

Total	$1,102,976	$898,157	$703,314	$625,756	$216,577	$260,643	$1,102,976

(1)	Includes brokered deposits of $51.0 million and $31.3 million at December 31, 2006 and 2005, respectively.

(2)	Includes brokered deposits of $93.9 million at December 31, 2006.

          The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2006 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$63,667	4.95%
Over three through six months	75,271	4.90
Over six through 12 months	71,158	4.86
Over 12 months	88,834	4.63

Total	$298,930	4.82%

The above table does not include brokered deposits of $144.9 million with a weighted average rate of 4.98%.

          The following table presents the deposit activity, including mortgagors’ escrow deposits, of the Bank for the periods indicated.

	For the year ended December 31,

	2006	2005	2004

	(In thousands)
Net deposits	$133,240	$139,833	$93,916
Acquired with Atlantic Liberty	106,766	—	—
Amortization of premiums, net	464	—	—
Interest on deposits	56,393	34,657	28,972

Net increase in deposits	$296,863	$174,490	$122,888

          The following table sets forth the distribution of the Bank’s average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	For the years ended December 31,

	2006			2005			2004

	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost

	(Dollars in thousands)

Savings accounts	$265,421	16.23%	1.52%	$241,121	17.98%	0.92%	$218,336	17.43%	0.50%

NOW accounts	43,052	2.63	0.47	43,133	3.22	0.50	44,103	3.52	0.50

Demand accounts	60,991	3.73	—	52,017	3.88	—	45,093	3.60	—

Mortgagors’ escrow deposits	29,275	1.79	0.22	27,337	2.04	0.21	20,482	1.64	0.24

Total	398,739	24.38	1.08	363,608	27.12	0.69	328,014	26.19	0.42

Money market accounts	235,642	14.41	3.74	228,818	17.06	2.27	279,952	22.36	1.83

Certificate of deposit accounts	1,001,438	61.21	4.37	748,747	55.82	3.60	644,328	51.45	3.49

Total deposits	$1,635,819	100.00%	3.48%	$1,341,173	100.00%	2.58%	$1,252,294	100.00%	2.31%

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank also uses borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company’s consolidated financial statements. In addition, the Holding Company issued $20.6 million of junior subordinated debentures in July 2003. The average cost of borrowed funds was 4.73%, 4.33% and 4.01% for the years ended December 31, 2006, 2005 and 2004, respectively. The average balances of borrowed funds were $715.3 million, $683.0 million and $580.6 million for the same years, respectively.

          The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated.

	At or for the years ended December 31,

	2006	2005	2004

	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$207,955	$210,174	$194,610
Maximum amount outstanding at any month end during the period	238,900	213,900	213,900
Balance outstanding at the end of period	223,900	178,900	213,900
Weighted average interest rate during the period	4.70%	4.25%	4.23%
Weighted average interest rate at end of period	4.91	4.43	4.22

FHLB-NY Advances
Average balance outstanding	$486,750	$452,246	$365,321
Maximum amount outstanding at any month end during the period	587,894	524,198	399,240
Balance outstanding at the end of period	587,894	490,191	350,217
Weighted average interest rate during the period	4.56%	4.23%	3.82%
Weighted average interest rate at end of period	4.63	4.40	3.90

Other Borrowings
Average balance outstanding	$20,619	$20,619	$20,619
Maximum amount outstanding at any month end during the period	20,619	20,619	20,619
Balance outstanding at the end of period	20,619	20,619	20,619
Weighted average interest rate during the period	9.00%	7.21%	5.13%
Weighted average interest rate at end of period	9.02	7.80	5.72

Total Borrowings
Average balance outstanding	$715,324	$683,039	$580,550
Maximum amount outstanding at any month end during the period	832,413	758,717	614,749
Balance outstanding at the end of period	832,413	689,710	584,736
Weighted average interest rate during the period	4.73%	4.33%	4.01%
Weighted average interest rate at end of period	4.81	4.51	4.08

Subsidiary Activities

          At December 31, 2006, the Holding Company had two wholly owned subsidiaries: the Bank and the Trust. In addition, the Bank had three wholly owned subsidiaries: FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

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

Personnel

          At December 31, 2006, the Bank had 260 full-time employees and 64 part-time employees. None of the Bank’s employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Omnibus Incentive Plan

          The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2006, there are 129,566 shares available under the full value award plan and 632,152 shares under the non-full value plan. The Company has applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remain outstanding as issued. The Company will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years. The Omnibus Plan increased the annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. Prior to the approval of the 2006 Omnibus Plan non-employee directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options. This change provided an expense benefit in 2006, as we began expensing stock options grants as required by SFAS No. 123 R, Share-Based Compensation.

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

Real Estate Lending Standards

          FDICIA requires each federal banking agency to adopt uniform regulations prescribing standards for extensions of credit which are either (1) secured by real estate, or (2) made for the purpose of financing the construction of improvements on real estate. In prescribing these standards, the banking agencies must consider the risk posed to the deposit insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. The OTS and the other federal banking agencies adopted uniform regulations, effective March 19, 1993. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%) and one-to-four family residential construction (85%). Owner-occupied one-to-four family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but owner-occupied one-to-four family mortgage loans with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Loans-to-One Borrower Limits

          The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2006, the largest amount the Bank could lend to one borrower was approximately $30.8 million, and at that date, the Bank’s largest aggregate amount of loans-to-one borrower was $29.1 million, all of which were performing according to their terms. See “— General — Lending Activities.”

Insurance of Accounts

          The deposits of the Bank are insured up to $100,000 per depositor, excluding retirement accounts, which are insured up to $250,000 per depositor, (as defined by federal law and regulations) by the FDIC. All of the Bank’s deposits are presently insured by the FDIC under the Deposit Insurance Fund (“DIF”). Previously, the majority of the Bank’s deposits were insured by the Bank Insurance Fund (“BIF”), and the remainder by the Savings Association Insurance Fund (“SAIF”). As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance fund. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

          On February 8, 2006, as part of the Deficit Reduction Act of 2005, the Federal Deposit Insurance Reform Act of 2005 (“Deposit Act”) was enacted. The Deposit Act required the FDIC to merge the BIF and SAIF into a new insurance fund, the DIF, no later than July 1, 2006. The funds were merged on March 31, 2006. The FDIC was also required to propose regulations to implement the Deposit Act’s provisions. These regulations have been finalized and became effective January 1, 2007. Other major provisions of the Deposit Act include: (1) maintaining basic deposit insurance coverage at $100,000, and increasing deposit insurance coverage to $250,000 for certain retirement accounts, with increases for inflation each five years beginning in 2011, (2) giving the FDIC flexibility to manage the insurance fund by setting the designated reserve ratio between 1.15% and 1.50% (thereby eliminating the 1.25% trigger), (3) requiring all banks to be assessed premiums, (4) providing a one-time assessment credit of $4.7 billion to banks and savings institutions in existence on December 31, 1996, that capitalized the FDIC in the 1990s to offset future premiums under a new risk-based assessment system, and (5) imposing a cap on the growth of the insurance fund by requiring a premium dividend to institutions when certain levels of the DIF are exceeded.

          The FDIC utilizes a risk-based deposit insurance assessment system. Through December 31, 2006, under this system, the FDIC assigned each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories were then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created resulted in nine assessment risk classifications. Effective January 1, 2007, the FDIC revised their risk-based deposit insurance assessment system. The FDIC now places institutions into four risk categories based upon supervisory and capital evaluations. Risk Category 1 is further subdivided based upon supervisory ratings and other risk measures to differentiate risk. At December 31, 2006, the Bank’s annual assessment rate was 0.00%. This assessment rate for 2007 is 0.05%, which is the lowest assessment rate set by the FDIC for 2007. The Bank was provided a one-time assessment credit of $1.1 million, which may be used to offset a portion of the FDIC assessment. The Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

          On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $191,000, $179,000 and $178,000 for its share of the interest due on FICO bonds in 2006, 2005 and 2004, respectively.

Qualified Thrift Lender Test

          Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2006 the Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

Transactions with Affiliates

          Transactions between the Bank and any related party or “affiliate” are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is generally any company or entity which controls, is controlled by or is under common control with the Bank, including the Company, the Trust, the Bank’s subsidiaries, and any other qualifying subsidiary of the Bank or the Company that may be formed or acquired in the future. Generally, Sections 23A and 23B: (1) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the Bank’s capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Each loan or extension of credit to an affiliate by the Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. In addition, the Bank may not: (1) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under Section 4(c) of the Bank Company Act, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Bank.

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

          Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2006, the Bank had $14.1 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

          As a member, the Bank is mandated to purchase and maintain membership stock in the FHLB-NY based on the asset size of the Bank. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2006, the Bank was required to maintain $36.2 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

          Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Bank’s total assets for the year ended December 31, 2006, the Bank’s OTS assessments were $425,000 for that period.

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

Brokered Deposits

          The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate which can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2006, the Bank had $144.9 million in brokered deposit accounts.

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

          The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2006, the Bank’s capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

          Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. Tangible capital also excludes adjustments to accumulated other comprehensive income recorded for postretirement benefits. At December 31, 2006, the Bank had $13.9 million in goodwill and $3.3 million in a core deposit intangible which were classified as intangible assets, a charge of $1.5 million for postretirement benefits, and no purchased mortgage servicing rights. At that date, the Bank’s tangible capital ratio was 6.91%.

          In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

          Leverage and Core Capital Requirement. The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2006, the Bank’s core capital ratio was 6.91%.

          OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2006, the Bank had $337,000 in capitalized servicing rights and no purchased credit card receivables.

          Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2006, the Bank’s risk-based capital ratio was 10.99%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2006, the Bank was in compliance with these requirements.

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

Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act (the “Modernization Act”) was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with non-banking firms, but “grandfathers” existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See “ — Holding Company Regulation.” Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible. Management believes the Modernization Act has led to some consolidation in the financial services industry and could lead to further consolidation, which, if completed, would likely result in an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in further changes in the competitive environment in the Bank’s market area or otherwise impact the Bank or the Holding Company.

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

          The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2006, the Bank met the criteria to be considered a “well capitalized” institution.

Federal Securities Laws

          The Company’s Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and reporting requirements, regulations governing proxy solicitations, insider trading restrictions and other requirements applicable to companies whose stock is registered under the Exchange Act.

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

          In furtherance of the 2002 Act, the SEC has issued rules. Compliance with these rules, and the related corporate governance rules adopted by NASDAQ with the approval of the SEC, has, and will continue to, increase costs to the

Company, including, but not limited to, fees to our independent accountants, consultants, legal fees and Board service fees, and may require additions to staff. To date, compliance with the 2002 Act has not had a material effect on the Company results of operations. We cannot assure you that compliance with the 2002 Act and its regulations will not have a material effect on the business or operations of the Company in the future.

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

Changes in Interest Rates May Significantly Impact the Company’s Financial Condition and Results of Operations

          Like most financial institutions, the Company’s results of operations depend to a large degree on its net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. As a general matter, the Company seeks to manage its business to limit its overall exposure to interest rate fluctuations. However, fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse impact on the operations and financial condition of the Company. Additionally, in a rising interest rate environment, a borrower’s ability to repay adjustable rate mortgages can be negatively affected as payments increase at repricing dates.

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

The Bank’s Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

          Multi-family residential, commercial real estate and one-to-four family mixed use property mortgage loans and commercial business loans (the increased origination of which is part of management’s strategy), and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Repayment of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Repayment of commercial business loans is contingent on the successful operation of the related business. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties.

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

           There can be no assurance that the Bank will be able to successfully implement its business strategies with respect to these higher-yielding loans. In assessing the future earnings prospects of the Bank, investors should consider, among other things, the Bank’s level of origination of one-to-four family residential mortgage loans (including loans originated without verifying the borrowers income), the Bank’s emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, and commercial business and construction loans, and the greater risks associated with such loans. See “Business — Lending Activities” in Item 1 of this Annual Report.

The Markets in Which the Bank Operates Are Highly Competitive

          The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. The Bank’s most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. In November, 2006, the Bank launched an internet branch, “iGObanking.comTM” a division of Flushing Savings Bank, to provide the Bank access to markets outside its geographic locations. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than the Bank.

           Notwithstanding the intense competition, the Bank has been successful in increasing its loan portfolios and deposit base. However, no assurances can be given that the Bank will be able to continue to increase its loan portfolios and deposit base, as contemplated by management’s current business strategy.

The Company’s Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

          The Company’s operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During 2006, the nation’s economy was generally considered to be expanding. Yet world events, particularly the “War on Terror” and the level of oil prices, continued to have an effect on the economy. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

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

Changes in Laws and Regulations Could Adversely Affect the Company’s Business

          From time to time, legislation is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank or the Company. For a discussion of regulations affecting the Company, see “Business—Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquiror

          On September 5, 2006, the Board of Directors of the Holding Company renewed the Company’s Stockholder Rights Plan, (the “Rights Plan”), which was originally adopted on and had been in place since September 17, 1996 and had been scheduled to expire on September 30, 2006. The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of the Holding Company. Under the Rights Plan, each stockholder of record at the close of business on September 30, 2006 received a dividend distribution of one right to purchase from the Holding Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $65. The rights will become exercisable only if a person or group acquires 15% or more of the Holding Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $65 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Holding Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $65 exercise price, common stock of the acquiring company with a value of twice the exercise price. The renewed rights plan expires on September 30, 2016.

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

The Bank May Not Be Able To Successfully Implement Its New Commercial Business Banking Initiative

The Bank’s strategy includes a transition to a more “commercial-like” banking institution. The Bank has developed a complement of deposit, loan and cash management products to support this initiative, and intends to expand these product offerings. A business banking unit has been established to build relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. The success of this initiative is dependent on developing additional product offerings, and building relationships to obtain the deposits and loans. There can be no assurance that the Bank will be able to successfully implement its business strategy with respect to this initiative.

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          The Bank conducts its business through twelve full-service branch offices and its internet branch, “iGObanking.comTM”. The Company’s executive offices are located in Lake Success, in Nassau County, NY.

Office	Leased or Owned	Date Leased or Acquired	Lease Expiration Date	Net Book Value at December 31, 2006

Corporate Headquarters 1979 Marcus Avenue, Suite E140 Lake Success, N.Y. 11042	Leased	2004	3/31/2015	$1,097,284
Main Office Branch 144-51 Northern Boulevard Flushing, N.Y. 11354	Owned	1972	N/A	1,991,811
Broadway Branch 159-18 Northern Boulevard Flushing, N.Y. 11358	Owned	1962	N/A	733,204
Auburndale Branch 188-08 Hollis Court Boulevard Flushing, N.Y. 11358	Owned	1991	N/A	696,371
Springfield Branch 61-54 Springfield Boulevard Bayside, N.Y. 11364	Leased	1991	11/30/2016	71,146
Bay Ridge Branch 7102 Third Avenue Brooklyn, N.Y. 11209	Owned	1991	N/A	311,517
Irving Place Branch 33 Irving Place New York, N.Y. 10003	Leased	1991	11/30/2011	90,347
New Hyde Park Branch 661 Hillside Avenue New Hyde Park, N.Y. 11040	Leased	1971	12/31/2011	1,539,409
Kissena Branch 44-43 Kissena Boulevard Flushing, N.Y. 11355	Leased	2000	4/30/2010	229,859
Bell Boulevard Branch (1) 42-11 Bell Boulevard Bayside, N.Y. 11361	Leased	2005	11/30/2020	3,108,238
Astoria Branch 31-16 30th Avenue Astoria, N.Y. 11102	Leased	2003	10/31/2013	678,285
Montague Street Branch 186 Montague Street Brooklyn, N.Y. 11201	Owned	2006	N/A	6,395,796
Avenue J Branch 1402 Avenue J Brooklyn, N.Y. 11230	Owned	2006	N/A	3,026,624
Forest Hills Branch (2) 107-11 Continental Avenue Forest Hills, N.Y. 11375	Leased	2006	9/30/2021	1,441,987
Rossevelt Avenue Branch (2) 136-41 Rossevelt Avenue Flushing, N.Y. 11354	Leased	2006	5/31/2021	1,630,271

Total premises and equipment, net				$23,042,149

(1)	Includes offices of “iGObanking.comTM”

(2)	New location under renovation at December 31, 2006 - Opened in the first quarter of 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Flushing Financial Corporation Common Stock is traded on the NASDAQ National Market® under the symbol “FFIC”. As of December 31, 2006, the Company had approximately 855 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The Company’s stock closed at $17.07 on December 29, 2006. The following table shows the high and low sales price of the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2006			2005

	High	Low	Dividend	High	Low	Dividend

First Quarter	$17.55	$14.87	$0.11	$20.23	$17.17	$0.10
Second Quarter	17.96	16.09	0.11	18.75	15.55	0.10
Third Quarter	17.97	16.30	0.11	19.65	15.87	0.10
Fourth Quarter	18.79	16.68	0.11	17.52	13.95	0.10

          The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program

October 1 to October 31, 2006	40,000	$17.51	40,000	417,650
November 1 to November 30, 2006	17,753	17.61	17,600	400,050
December 1 to December 31, 2006	—	—	—	400,050

Total	57,753	$17.54	57,600	400,050

          During the quarter ended December 31, 2006, the Company purchased 153 common shares from employees, at an average cost of $18.09, to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

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

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2001 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

	Period Ending

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Flushing Financial Corporation	100.00	93.93	160.36	179.31	142.45	160.30
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Thrift	100.00	119.29	168.88	188.16	194.80	227.07
SNL Mid-Atlantic Thrift	100.00	124.43	196.54	202.50	197.45	230.25

The total return assumes $100 invested on December 31, 2001 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2006. The performance graph above is based upon closing prices on the trading date specified.

Item 6. Selected Financial Data.

At or for the years ended December 31,	2006	2005	2004	2003	2002

	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$2,836,521	$2,353,208	$2,058,044	$1,910,751	$1,652,958
Loans, net	2,324,748	1,881,876	1,516,507	1,269,521	1,169,560
Securities available for sale	330,587	337,761	435,745	535,709	358,984
Deposits	1,764,150	1,467,287	1,292,797	1,169,909	1,011,825
Borrowed funds	832,413	689,710	584,736	578,142	493,164
Stockholders’ equity	218,415	176,467	160,653	146,762	131,386
Book value per share (1)(2)	$10.34	$9.07	$8.35	$7.61	$6.95

Selected Operating Data
Interest and dividend income	$158,384	$132,439	$118,724	$112,339	$106,906
Interest expense	90,680	64,229	52,233	52,176	54,564

Net interest income	67,704	68,210	66,491	60,163	52,342
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	67,704	68,210	66,491	60,163	52,342
Non-interest income:
Net gains (losses) on sales of securities and loans	813	(45)	206	329	(4,158)
Other income	8,982	6,692	5,737	5,956	5,667

Total non-interest income	9,795	6,647	5,943	6,285	1,509
Non-interest expense	42,742	36,264	35,389	31,226	27,621

Income before income tax provision	34,757	38,593	37,045	35,222	26,230
Income tax provision	13,118	15,051	14,396	13,544	9,967

Net income	$21,639	$23,542	$22,649	$21,678	$16,263

Basic earnings per share (2)(3)	$1.16	$1.34	$1.30	$1.27	$0.93
Diluted earnings per share (2)(3)	$1.14	$1.31	$1.25	$1.22	$0.90
Dividends declared per share (2)	$0.44	$0.40	$0.35	$0.28	$0.24
Dividend payout ratio	37.9%	29.9%	26.9%	22.0%	25.7%

		(Footnotes on the following page)

At or for the years ended December 31,	2006		2005		2004		2003		2002

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.84%		1.07%		1.13%		1.21%		1.03%
Return on average equity	11.14		14.27		14.97		15.93		12.57
Average equity to average assets	7.58		7.47		7.56		7.57		8.22
Equity to total assets	7.70		7.50		7.81		7.68		7.95
Interest rate spread	2.54		3.03		3.30		3.37		3.32
Net interest margin	2.78		3.24		3.49		3.56		3.55
Non-interest expense to average assets	1.67		1.64		1.77		1.74		1.76
Efficiency ratio	55.21		48.03		48.79		47.00		47.41
Average interest-earning assets to average interest-bearing liabilities	1.06	x	1.07	x	1.07	x	1.06	x	1.06	x

Regulatory capital ratios: (4)
Tangible capital	6.91%		7.14%		7.89%		8.00%		7.74%
Core capital	6.91		7.14		7.89		8.00		7.74
Total risk-based capital	10.99		12.12		14.01		15.12		14.27

Asset quality ratios:
Non-performing loans to gross loans (5)	0.13%		0.13%		0.06%		0.05%		0.31%
Non-performing assets to total assets (6)	0.11		0.10		0.04		0.04		0.26
Net charge-offs to average loans	—		0.01		—		—		—
Allowance for loan losses to gross loans	0.30		0.34		0.43		0.51		0.56
Allowance for loan losses to total non-performing assets (6)	225.72		260.39		717.29		960.86		153.34
Allowance for loan losses to total non-performing loans (5)	225.72		260.39		717.29		960.86		183.23

Full-service customer facilities (7)	12		9		10		11		10

(1)

Calculated by dividing stockholders’ equity of $218.4 million and $176.5 million at December 31, 2006 and 2005, respectively, by 21,131,274 and 19,465,844 shares outstanding at December 31, 2006 and 2005, respectively.

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

(4)	The Bank exceeded all minimum regulatory capital requirements during the periods presented.

(5)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.

(6)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

(7)	Does not include two branches opened in the first quarter of 2007 which brought the total number of full-service customer facilities to 14.

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

          The Holding Company also owns a special purpose business trust, Flushing Financial Capital Trust I (“Trust”). During 2002, the Trust issued $20.0 million of floating rate capital securities. The Trust invested the proceeds from the sale of the capital securities, and the issuance of its common stock, in $20.6 million of junior subordinated debentures issued by the Holding Company. Prior to 2004, the Trust was included in the consolidated financial statements of the Company. Effective January 1, 2004, in accordance with the requirements of FASB Interpretation No. 46R, the Trust was deconsolidated.

          The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

          Michael J. Hegarty, President and Chief Executive Officer, retired effective June 30, 2005. Mr. Hegarty had served in these positions since October 1998. He has continued on as a member of the Board of Directors of the Holding Company and the Bank. John R. Buran, who joined the Company in January 2001 as Executive Vice President and Chief Operating Officer, succeeded Mr. Hegarty as President and Chief Executive Officer. Maria A. Grasso joined the Company on May 1, 2006 as Executive Vice President and Chief Operating Officer.

          On June 30, 2006, the Company acquired all of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $41.2 million, which consisted of $14.7 million of cash and common stock valued at $26.6 million. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, the Company issued 1.6 million shares of common stock, the value of which was determined based on the closing price of the Company’s common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date. The Company acquired two branches in prime areas of Brooklyn, New York, with $185.6 million in assets, $116.2 million in net loans, $34.9 million in securities and assumed $106.8 million in deposits.

          On November 27, 2006, the Bank launched a new internet branch, iGObanking.com™, a division of Flushing Savings Bank, FSB. iGObanking.com™ provides the Bank access to markets outside its geographic locations.

          In December, 2006, the Bank filed an application with the New York State Banking Department to form a new wholly owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York. The application was approved on March 1, 2007. The commercial bank will offer a full range of deposit products to municipalities and New York State, similar to the products currently being offered by the Bank, but will not make loans.

Overview

          The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans.

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

          Management Strategy. Management’s strategy is to continue the Bank’s focus as an institution serving consumers and businesses in its local markets. In furtherance of this objective, the Company intends to: (1) continue its emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) transition from a traditional thrift to a more ‘commercial-like’ banking institution, (3) increase the Bank’s commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens, (4) maintain asset quality, (5) manage deposit growth and maintain a low cost of funds, utilizing the internet to grow deposits, (6) cross selling to its lending and deposit customers, (7) manage interest rate risk, (8) explore new business opportunities, and (9) manage capital. There can be no assurance that the Company will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

          Multi-Family Residential, Commercial Real Estate and One-to-Four Family Lending. In recent years, the Company has emphasized the origination of higher-yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. The Company expects to continue this emphasis on higher-yielding mortgage loan products.

The following table shows loan originations and purchases during 2006 (excluding the loans acquired in the Atlantic Liberty acquisition), and loan balances as of December 31, 2006.

	Loan Originations and Purchases	Loan Balances December 31, 2006	Percent of Gross Loans

	(Dollars in thousands)
Multi-family residential	$166,744	$870,912	37.52%
Commercial real estate	153,891	519,552	22.38
One-to-four family —mixed-use property	154,456	588,092	25.33
One-to-four family — residential	13,786	161,889	6.98
Co-operative apartment	125	8,059	0.35
Construction	75,087	104,488	4.50
Small Business Administration	19,914	17,521	0.75
Commercial Business and Other	51,580	50,899	2.19

Total	$635,583	$2,321,412	100.00%

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

          Transition to a More ‘Commercial-like’ Banking Institution. The Bank established a business banking unit during 2006 staffed with a team of experienced commercial bankers. The Bank has developed a complement of deposit, loan and cash management products to support this initiative, and intends to expand these product offerings during 2007. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide the Bank with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help the Bank manage its interest-rate risk. Commercial business loans are generally viewed as having a higher risk than real estate loans, and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company. To date, the Company has not experienced significant losses in its commercial business loan portfolio, and has determined that, at this time, additional provisions are not required.

          Increase the Bank’s Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. The Bank serves many diverse communities in the metropolitan area. Branches are staffed with employees from their local neighborhoods who speak over 35 different languages, enabling residents of these neighborhoods to speak to our banking specialists in the language they are familiar with and the customs they are used to. The Bank is active in many community organizations. During 2006, the Bank established an Asian Advisory Board to help broaden the Bank’s link to the community by providing guidance on a number of future events and fostering awareness of the Bank’s active role in the local area.

          Maintain Asset Quality. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $81,000 and $148,000 for the years ended December 31, 2006 and 2005, respectively. The Company has maintained the strength of its loan portfolio, as evidenced by the Company’s ratio of its allowance for loan losses to non-performing loans of 225.72% and 260.39% at December 31, 2006 and 2005, respectively. The Company seeks to maintain its loans in performing status through, among other things, strict collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, management reviews the quality of loans and reports to the Loan Committee of the Board of Directors of the Bank on a monthly basis. The Company has sold and may continue to sell delinquent mortgage loans. The Bank sold thirty-five delinquent mortgage loans totaling $12.2 million and eleven delinquent mortgage loans totaling $3.1 million during the years ended December 31, 2006 and 2005, respectively. The terms of these loan sales included cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. The Bank realized gross gains of $169,000 and gross losses of $14,000 on the sale of these loans in 2006. The Bank did not incur any gains or losses in connection with these sales in 2005. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $3.1 million and $2.5 million at December 31, 2006 and 2005, respectively. Non-performing assets as a percentage of total assets were 0.11% and 0.10% at December 31, 2006 and 2005, respectively.

          Managing Deposit Growth and Maintaining Low Cost of Funds, Utilizing the Internet to Grow Deposits. The Company has a relatively stable retail deposit base drawn from its market area through its twelve full-service offices. Although the Company seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Company also seeks to keep deposit growth within reasonable limits and its strategic plan. In November 2006, the Bank launched an internet branch, “iGObanking.comTM” a division of Flushing Savings Bank, to compete for deposits from sources outside the geographic footprint of its full-service offices. Also in 2006, the Bank filed an application to form a new wholly owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York as an additional source of deposits. The Company also obtains deposits through brokers. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. The Company generally relies on its deposit base as its principal source of funding. In creating “iGObanking.comTM”, the Bank’s strategy is to reduce our reliance on wholesale borrowings. In addition, the Bank is a member of the FHLB-NY, which provides it with a source of borrowing. The Bank also utilizes reverse purchase agreements, established with other financial institutions. These borrowings help the Company fund asset growth and increase net interest income. During 2006, the Company realized an increase in due to depositors of $296.5 million and an increase in borrowed funds of $142.7 million.

          Cross Selling to its Lending and Deposit Customers. A significant portion of the Bank’s lending and deposit customers do not have both their loans and deposits with the Bank. The Bank intends to focus on obtaining additional deposits from its lending customers, and originating additional loans to its deposit customers. Product offerings were expanded in 2006 and are expected to be further expanded in 2007 to accommodate perceived customer demands. In addition, specific employees have been identified who have been assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

          Managing Interest Rate Risk. The Company seeks to manage its interest rate risk by actively reviewing the repricing and maturities of its interest rate sensitive assets and liabilities. The mix of loans originated by the Company (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions. The Company seeks to manage the interest rate risk of the loan portfolio by actively managing its security portfolio and borrowings. By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, the Company has the ability to manage the combined interest rate sensitivity of its assets. See “- Interest Rate Sensitivity Analysis.” Additionally, the Company seeks to balance the interest rate sensitivity of its assets by managing the maturities of its liabilities. During 2006 the Bank extended the maturity of borrowings as they matured, and focused on attracting longer-term certificates of deposit and brokered deposits. In addition, management’s expectation is that the new deposits generated from our internet branch, “iGObanking.comTM,” will help to lessen our long standing dependency on wholesale borrowings.

          Exploring New Business Opportunities. The Company has in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches. The Company has in the past opened new branches. In 2006, the Company completed the acquisition of Atlantic Liberty Savings and opened a branch in Bayside, Queens. Two branches were also opened in Queens in the first quarter of 2007. We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve, and will be accretive to earnings.

          Managing Capital. The Bank faces several minimum capital requirements imposed by the OTS. These requirements limit the dividends the Bank is allowed to pay to the Holding Company, and can limit the annual growth of the Bank. As part of the strategy to find ways to best utilize its available capital, during 2006, the Holding Company continued its stock repurchase programs by repurchasing 374,600 shares of its common stock. At December 31, 2006, 400,050 shares remain to be repurchased under the current stock repurchase program. The Company had 33,778 shares held in treasury and 21,131,274 shares outstanding at December 31, 2006.

          Trends and Contingencies. The Company’s operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates continued to rise during 2006, we remained strategically focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced. We also established a business banking unit, and launched an internet branch

          Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancings tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with the Company’s investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of the Company’s loan portfolio and mortgage-backed and other securities as the Company reinvests the prepaid funds in a lower interest rate environment. However, the Company typically receives additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on the Company’s loan portfolio resulting from prepayments. In periods of low interest rates, the Company’s level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by the Company, which in turn may increase the Company’s cost of funds and decrease its net interest margin to the extent alternative funding sources are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect the Bank’s net interest income if rates were to subsequently decline. Additionally, adjustable rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

          During the first half of 2006, the Federal Reserve increased short term interest rates through their meeting in June, while longer-term interest rates remained relatively stable. As a result, the yield curve flattened to the point where there was little difference between the rate on overnight funds and the rate on ten year bonds. During the second half of the year, the Federal Reserve maintained the overnight rate, while longer term rates declined, resulting in an inverted yield curve. As a result, the Company’s net interest margin declined as the spread between the rate the Company received on loans originated narrowed compared to the rate paid on new deposits. However, since demand remained strong for our higher-yielding loan products, we grew our loan portfolio $442.9 million. We funded this growth with principal payments received on our securities portfolio, deposit growth, and borrowings. At December 31, 2006, we had loans in process of $291.9 million.

          During the year ended December 31, 2006, certificates of deposit increased $204.8 million, while lower-costing deposits increased $91.7 million. To fund the strong demand for our loan products, the growth in deposits was augmented by an increase in borrowed funds of $142.7 million during 2006. The cost of funds rose to 4.26% in the fourth quarter of 2006 from 3.49% in the fourth quarter of 2005.

          As a result of the growth in our higher-yielding loan portfolio, and the decrease in the lower-yielding securities portfolios, the yield on our total interest-earning assets increased 21 basis points during 2006 as compared to 2005. However, primarily as a result of the interest rate increases by the Federal Reserve during 2005 and the first half of 2006, the cost of our total interest-bearing liabilities increased 70 basis points. This resulted in a decrease in our interest rate spread of 49 basis points to 2.54% for 2006 as compared to 3.03% for 2005. The net interest margin decreased 46 basis points to 2.78% for 2006 as compared to 3.24% for 2005. The net interest margin declined to 2.58% in the fourth quarter of 2006 as compared to 3.08% in the fourth quarter of 2005.

          We are unable to predict the direction of future interest rate changes. However, since short-term interest rates have increased without a corresponding increase in long-term interest rates, we may continue to see reductions in our net interest margin. In addition, the cost of our existing deposit accounts, and the cost of obtaining new funds, may continue to increase. Approximately 47% of the Company’s certificates of deposit accounts and borrowed funds reprice or mature during the next year, which may result in an increase in the cost of our interest-bearing liabilities. Also, in an increasing interest rate environment, mortgage loans and mortgage-backed securities with lower rates do not usually prepay as quickly. A reduction in the level of our mortgagors refinancing their loans would reduce prepayment penalties we receive, resulting in a reduction in the yield on our mortgage portfolio and net interest income. In a rising interest rate environment, this has resulted in our cost of funds increasing more than the yield on our interest-earning assets.

          During 2006, the nation’s economy was generally considered to be expanding. World events, particularly the “War on Terror” and the level of oil prices, continued to have an effect on the economic recovery. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

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

          The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on the Bank’s experience and industry averages, which generally range from 6% to 25%, depending on the contractual rate of interest and the underlying collateral. Money Market accounts and Savings accounts were assumed to have a withdrawal or “run-off” rate of 14% and 18%, respectively, based on the Bank’s experience. While management bases these assumptions on actual prepayments and withdrawals experienced by the Company, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2006

	Three Months And Less	More Than Three Months To One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total

	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$145,339	$323,426	$858,246	$642,963	$222,298	$60,720	$2,252,992
Other loans	31,952	15,275	20,085	610	498	—	68,420
Short-term securities (1)	4,670	—	—	—	—	—	4,670
Securities available for sale:
Mortgage-backed securities	12,065	38,830	93,167	61,835	34,597	48,357	288,851
Other	31,068	150	—	—	9,718	800	41,736

Total interest-earning assets	225,094	377,681	971,498	705,408	267,111	109,877	2,656,669

Interest-Bearing Liabilities
Savings accounts	11,834	35,502	94,672	94,672	26,300	—	262,980
NOW accounts	—	—	—	—	—	47,181	47,181
Money market accounts	8,792	26,376	70,336	70,336	75,357	—	251,197
Certificate of deposit accounts	170,332	455,424	216,577	236,310	24,333	—	1,102,976
Mortgagors’ escrow deposits	—	—	—	—	—	19,755	19,755
Borrowed funds	137,519	155,778	343,953	165,163	30,000	—	832,413

Total interest-bearing liabilities (2)	$328,477	$673,080	$725,538	$566,481	$155,990	$66,936	$2,516,502

Interest rate sensitivity gap	$(103,383)	$(295,399)	$245,960	$138,927	$111,121	$42,941	$140,167
Cumulative interest-rate sensitivity gap	$(103,383)	$(398,782)	$(152,822)	$(13,895)	$97,226	$140,167
Cumulative interest-rate sensitivity gap as a percentage of total assets	-3.64%	-14.06%	-5.39%	-0.49%	3.43%	4.94%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	68.53%	60.18%	91.15%	99.39%	103.97%	105.57%

(1) Consists of interest-earning deposits.

(2) Does not include non-interest bearing demand accounts totaling $80.1 million at December 31, 2006.

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

          The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2006. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2006, the Company is within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income		Net Portfolio Value		Net Portfolio Value Ratio

	2006	2005	2006	2005	2006	2005

-300 basis points	4.46%	4.91%	18.64%	24.57%	10.59%	10.79%
-200 basis points	4.23	5.00	13.84	17.20	10.34	10.36
-100 basis points	4.63	4.37	8.61	9.93	10.05	9.92
Base interest rate	—	—	—	—	9.45	9.23
+100 basis points	-3.29	-3.27	-11.02	-11.28	8.62	8.39
+200 basis points	-6.70	-6.57	-22.97	-23.10	7.65	7.46
+300 basis points	-12.37	-11.62	-35.56	-36.27	6.57	6.35

Analysis of Net Interest Income

          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

          The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,

	2006				2005				2004

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)

Interest-earning assets:
Mortgage loans, net (1)(2)	$2,035,145	$138,524	6.81%		$1,687,701	$114,319	6.77%		$1,376,685	$97,367	7.07%
Other loans, net (1)(2)	47,500	3,566	7.51		23,136	1,531	6.62		12,742	787	6.18

Total loans, net	2,082,645	142,090	6.82		1,710,837	115,850	6.77		1,389,427	98,154	7.06

Mortgage-backed securities	302,527	13,865	4.58		353,364	14,949	4.23		447,209	18,516	4.14
Other securities	38,113	1,757	4.61		39,149	1,523	3.89		52,621	1,836	3.49

Total securities	340,640	15,622	4.59		392,513	16,472	4.20		499,830	20,352	4.07

Interest-earning deposits and federal funds sold	14,533	672	4.62		3,586	117	3.26		18,066	218	1.21

Total interest-earning assets	2,437,818	158,384	6.50		2,106,936	132,439	6.29		1,907,323	118,724	6.22

Other assets	125,906				100,726				95,231

Total assets	$2,563,724				$2,207,662				$2,002,554

Interest-bearing liabilities:
Deposits:
Savings accounts	$265,421	4,031	1.52		$241,121	2,225	0.92		$218,336	1,092	0.50
NOW accounts	43,052	202	0.47		43,133	216	0.50		44,103	221	0.50
Money market accounts	235,642	8,804	3.74		228,818	5,199	2.27		279,952	5,122	1.83
Certificate of deposit accounts	1,001,438	43,757	4.37		748,747	26,960	3.60		644,328	22,487	3.49

Total due to depositors	1,545,553	56,794	3.67		1,261,819	34,600	2.74		1,186,719	28,922	2.44
Mortgagors’ escrow accounts	29,275	63	0.22		27,337	57	0.21		20,482	50	0.24

Total interest-bearing deposits	1,574,828	56,857	3.61		1,289,156	34,657	2.69		1,207,201	28,972	2.40
Borrowed funds	715,324	33,823	4.73		683,039	29,572	4.33		580,550	23,261	4.01

Total interest-bearing liabilities	2,290,152	90,680	3.96		1,972,195	64,229	3.26		1,787,751	52,233	2.92

Non interest-bearing demand deposits	60,991				52,017				45,093
Other liabilities	18,345				18,499				18,415

Total liabilities	2,369,488				2,042,711				1,851,259
Equity	194,236				164,951				151,295

Total liabilities and equity	$2,563,724				$2,207,662				$2,002,554

Net interest income / net interest rate spread (3)		$67,704	2.54%			$68,210	3.03%			$66,491	3.30%

Net interest-earning assets / net interest margin (4)	$147,666		2.78%		$134,741		3.24%		$119,572		3.49%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	X			1.07	X			1.07	X

(1)	Average balances include non-accrual loans.

(2)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.8 million, $4.2 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

	Increase (Decrease) in Net Interest Income

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)

Interest-Earning Assets:
Mortgage loans, net	$23,530	$675	$24,205	$21,225	$(4,273)	$16,952
Other loans, net	1,805	230	2,035	684	60	744
Mortgage-backed securities	(2,259)	1,175	(1,084)	(3,961)	394	(3,567)
Other securities	(41)	275	234	(507)	194	(313)
Interest-earning deposits and federal funds sold	488	67	555	(270)	169	(101)

Total interest-earning assets	23,523	2,422	25,945	17,171	(3,456)	13,715

Interest-Bearing Liabilities:
Deposits:
Savings accounts	242	1,564	1,806	125	1,008	1,133
NOW accounts	—	(14)	(14)	(5)	—	(5)
Money market accounts	159	3,446	3,605	(1,031)	1,108	77
Certificate of deposit accounts	10,281	6,516	16,797	3,744	729	4,473
Mortgagors’ escrow accounts	3	3	6	14	(7)	7
Other borrowed funds	1,439	2,812	4,251	4,346	1,965	6,311

Total interest-bearing liabilities	12,124	14,327	26,451	7,193	4,803	11,996

Net change in net interest income	$11,399	$(11,905)	$(506)	$9,978	$(8,259)	$1,719

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

          General. Diluted earnings per share decreased 13.0% to $1.14 for the year ended December 31, 2006 from $1.31 for the year ended December 31, 2005. Net income for the year ended December 31, 2006 was $21.6 million, a decrease of $1.9 million, or 8.1%, from the $23.5 million earned in the year ended December 31, 2005. Net interest income for the year ended December 31, 2006 was $67.7 million, a decrease of $0.5 million, or 0.7% from $68.2 million for the year ended December 31, 2005. Non-interest income increased $3.1 million, or 47.4%, as increases were seen in most sources of income. Non-interest expense increased $6.5 million, or 17.9%, primarily due to expenditures related to the growth and expansion of the Bank.

          Return on average assets decreased to 0.84% for the year ended December 31, 2006 from 1.07% for the year ended December 31, 2005. Return on average equity declined to 11.14% for the year ended December 31, 2006 from 14.27% for the year ended December 31, 2005.

          Interest Income. Interest income increased $25.9 million, or 19.6%, to $158.4 million for the year ended December 31, 2006 from $132.4 million for the year ended December 31, 2005. This is the result of a $330.9 million increase in the average balance of interest-earning assets during 2006 compared to 2005, combined with a 21 basis point increase in the yield of interest-earning assets during 2006 compared to 2005. The increase in the yield of interest-earning assets is primarily due to an increase of $371.8 million in the average balance of the higher-yielding loan portfolio to $2,082.6 million, combined with a $51.9 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased four basis points to 6.81% for the year ended December 31, 2006 from 6.77% for the year ended December 31, 2005. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 10 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase is due to the average rate of 7.37% on new mortgage loans originated during the year ended December 31, 2006 being above the average rate on both the loan portfolio and loans that were paid-in-full during the year. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio. Excluding prepayment penalties from interest income, the yield on loans would have been 6.65% and 6.53%, and the yield on total interest-earning assets would have been 6.35% and 6.09%, in each case, for the years ended December 31, 2006 and 2005, respectively.

          Interest income from securities decreased $0.9 million, as the average balance declined $51.9 million for the year ended December 31, 2006 to $340.6 million, partially offset by a 39 basis point increase in the yield to 4.59% during 2006 from 4.20% during 2005. The decrease in the average balance of the securities portfolio is a result of the Bank’s current strategy to reduce the lower-yielding securities portfolio and shift these funds to the higher-yielding mortgage loan portfolio. Interest income from interest-earning deposits and federal funds sold increased $0.6 million due to the increase in the average balance during 2006 compared to 2005, combined with an increase in the yield of 136 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005.

          Interest Expense. Interest expense increased $26.5 million to $90.7 million, or 41.2%, for the year ended December 31, 2006, from $64.2 million for the year ended December 31, 2005. An increase of $318.0 million in the average balance of interest-bearing liabilities was combined with a 70 basis point rise in the cost of interest-bearing liabilities to 3.96% for the year ended December 31, 2006 from 3.26% for the year ended December 31, 2005. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve having raised the overnight interest rate at seventeen consecutive meetings through June 30, 2006. Although the overnight rate remained at 5.25% for both the third and fourth quarters of 2006, the prior increases resulted in an increase in our cost of funds. The cost of certificate of deposits, savings accounts and money market accounts increased 77 basis points, 60 basis points and 147 basis points, respectively, for the year ended December 31, 2006 compared to the year ended December 31, 2005, resulting in an increase in the cost of due to depositors of 93 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. The cost of borrowed funds also increased 40 basis points to 4.73% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

          Net Interest Income. Net interest income for the year ended December 31, 2006 totaled $67.7 million, a decrease of $0.5 million, or 0.7%, from $68.2 million for 2005. The net interest spread declined 49 basis points to 2.54% for 2006 from 3.03% in 2005, as the yield on interest-earning assets increased 21 basis points while the cost of interest-bearing liabilities increased 70 basis points. The net interest margin decreased 46 basis points to 2.78% for the year ended December 31, 2006 from 3.24% for the year ended December 31, 2005. Excluding prepayment penalty income, the net interest margin would have been 2.63% and 3.04% for the years ended December 31, 2006 and 2005, respectively.

          Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2006 and 2005. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience, and an improvement in local economic conditions and real estate values. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no adjustment to the allowance for loan losses was deemed necessary for the years ended December 31, 2006 and 2005. The ratio of non-performing loans to gross loans was 0.13% at both December 31, 2006 and 2005. The allowance for loan losses as percentage of non-performing loans was 226% and 260% at December 31, 2006 and 2005, respectively. The ratio of allowance for loan losses to gross loans was 0.30% and 0.34% at December 31, 2006 and 2005, respectively. The Company experienced net charge-offs of $81,000 and $148,000 for the years ended December 31, 2006 and 2005, respectively.

          Non-Interest Income. Non-interest income increased $3.1 million, or 47.4%, for the year ended December 31, 2006 to $9.8 million, as compared to $6.6 million for the year ended December 31, 2005. This was attributed to increases of $0.8 million in loan fees, $0.5 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.4 million in BOLI dividends, and $0.5 million in other income, and a $0.7 million increase due to last year’s loss on sale of securities due to a restructuring of the portfolio.

          Non-Interest Expense. Non-interest expense was $42.7 million for the year ended December 31, 2006, an increase of $6.5 million, or 17.9%, from $36.3 million for the year ended December 31, 2005. The increase from the prior year is primarily attributed to increases of: $3.3 million in employee salary and benefit expenses related to additional employees for new branches, the business banking initiative, and the internet branch, and the expensing of stock options, $1.4 million in occupancy and equipment costs primarily related to rental expense due to new branch leases (including the new branches scheduled to open in the first quarter of 2007) and $1.8 million in other operating expense primarily related to the amortization of core deposit intangible and non-compete contracts, and expenditures attributable to the growth of the Bank. The efficiency ratio was 55.2% and 48.0% for years ended December 31, 2006 and 2005, respectively. The increase in the efficiency ratio for 2006 was primarily related to the investments in: the new branches, the startup of iGObanking.comTM, and the business banking initiative. While we expect each of these to contribute to future revenues, they did not produce revenues sufficient to maintain the prior year’s efficiency ratio.

          Income Tax Provisions. Income tax expense for the year ended December 31, 2006 decreased $1.9 million to $13.1 million, compared to $15.1 million for the year ended December 31, 2005. This decrease is primarily attributed to the decrease of $3.8 million in income before income taxes. The effective tax rate decreased to 37.7% for the year ended December 31, 2006 from 39.0% for the year ended December 31, 2005. The decrease in the effective tax rate is due to the increased impact on income from tax preference items, primarily BOLI income.

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

          Interest Income. Interest income increased $13.7 million, or 11.6%, to $132.4 million for the year ended December 31, 2004 from $118.7 million for the year ended December 31, 2004. This was the result of a $199.6 million increase in the average balance of interest-earning assets during 2005 compared to 2004. The average balance of the higher-yielding mortgage loan portfolio increased $311.0 million, while the average balance of the lower-yielding securities portfolios declined $107.3 million. In addition, the average balance of interest-earning deposits declined $14.5 million. The yield on the mortgage loan portfolio decreased 30 basis points to 6.77% during 2005 from 7.07% during 2004. This decrease is due to the average rate on new loans originated during the year being below the average rate on both the mortgage loan portfolio and loans which were paid-in-full. This decrease was partially offset by prepayment penalties that had been collected. Interest income included $4.1 million and $4.3 million in prepayment penalties collected during the years ended December 31, 2005 and 2004, respectively. Our focus on the origination of higher-yielding multi-family residential and commercial real estate mortgage loans, along with the origination of one-to-four family mixed-use property mortgage loans, allowed us to maintain a higher yield on our mortgage loan portfolio than we would have otherwise experienced. The yield on interest-earning assets increased seven basis points to 6.29% during 2005 from 6.22% during 2004, primarily due to the increase in the average balance of the higher-yielding mortgage loan portfolio combined with the decrease in the lower-yielding securities portfolios. Excluding prepayment penalties from interest income, the yield on loans would have been 6.53% and 6.76%, and the yield on total interest-earning assets would have been 6.09% and 6.00%, in each case, for the years ended December 31, 2005 and 2004, respectively.

          Interest income from securities decreased $3.9 million, as the average balances declined $107.3 million for the year ended December 31, 2005 to $392.5 million, partially offset by a 13 basis point increase in the yield to 4.20% during 2005 from 4.07% during 2004. The decrease in the average balance of the securities portfolio was the result of the Bank’s strategy to reduce the lower-yielding securities portfolio and shift these funds to the higher-yielding mortgage loan portfolio. Interest income from interest-earning deposits and federal funds sold declined due to the decrease in the average balance during 2005 compared to 2004, partially offset by an increase in the yield of 205 basis points for the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

          Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2005 and 2004. In assessing the adequacy of the Company’s allowance for loan losses, management considered the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience, and an improvement in local economic conditions and real estate values. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no adjustment to the allowance for loan losses was deemed necessary for the years ended December 31, 2005 and 2004. The ratio of non-performing loans to gross loans was 0.13% at December 31, 2005 compared to 0.06% at December 31, 2004. The allowance for loan losses as percentage of non-performing loans was 260.39% and 717.29% at December 31, 2005 and 2004, respectively. The ratio of allowance for loan losses to gross loans was 0.34% and 0.43% at December 31, 2005 and 2004, respectively. The Company experienced net charge-offs of $148,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively.

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

          Non-Interest Expense. Non-interest expense was $36.3 million for the year ended December 31, 2005, an increase of $0.9 million, or 2.5%, from $35.4 million for the year ended December 31, 2004. The increase from the prior year period was attributed to: $0.5 million in occupancy and equipment primarily due to a full year of operating expenses for the Company’s executive offices which were relocated in the third quarter of 2004; $0.3 million in audit and exam fees related to the increased compliance requirements of the Sarbanes-Oxley Act; $0.5 million for legal expenses recorded in the third quarter in connection with the terminated negotiations to acquire another financial institution; $0.4 million in advertising costs for campaigns to attract new deposits; $0.4 million in data processing expense; $0.4 in employee pension and health benefits; $0.2 million for the cost of certain restricted stock unit awards granted in the current period as the participants had no risk of forfeiture; and $0.3 million in board of director fees due to the increases in the size of the board of directors and the number of meetings. The increased cost of restricted stock units in 2005 compared to 2004 was due to the increased level of the awards to non-employee directors. The 2005 Omnibus Incentive Plan, approved at the annual stockholders meeting, increased annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. This provided an expense benefit beginning in 2006 when we were required to expense stock option grants. These increases were offset by decreases in salaries and employee benefits and other operating expenses of $0.9 million and $0.2 million, respectively, due to the 2004 adjustment to amortization of compensation expense for certain of the Company’s restricted stock awards and supplemental retirement benefits, and $0.2 million and $0.8 million, recorded in the second and fourth quarters of 2004, respectively, to reflect amounts due under retirement agreements with the former Chief Financial Officer and former Chief Executive Officer, respectively. The efficiency ratio was 48.0% and 48.8% for years ended December 31, 2005 and 2004, respectively.

          Income Tax Provisions. Income tax expense for the year ended December 31, 2005 increased $0.7 million to $15.1 million, compared to $14.4 million for the year ended December 31, 2004. This increase was primarily attributed to the increase of $1.5 million in income before income taxes. The effective tax rate was 39.0% for the year ended December 31, 2005 compared to 38.9% for the year ended December 31, 2004.

Liquidity, Regulatory Capital and Capital Resources

          The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2006, the Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2006, the Bank may borrow up to $848.3 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2006, the Bank had borrowed $587.9 million in FHLB-NY advances. There were no funds outstanding at December 31, 2006 under the overnight line of credit. In addition, the Holding Company has $20.6 million in junior subordinated debentures (which are included in Borrowed Funds) and the Bank had $223.9 million in repurchase agreements to fund lending and investment opportunities. (See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes their available sources of funds are sufficient to fund current operations.

          The Company’s most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $29.3 million, an increase of $2.5 million from December 31, 2005. The Company also held marketable securities available for sale with a carrying value of $330.6 million at December 31, 2006.

          At December 31, 2006, the Company had commitments to extend credit (principally real estate mortgage loans) of $83.3 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $78.0 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity loan lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          The Company’s total interest and operating expenses in 2006 were $90.7 million and $42.7 million, respectively. Certificate of deposit accounts that are scheduled to mature in one year or less as of December 31, 2006 totaled $625.8 million.

          The Company maintains three postretirement benefit plans for its employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The Company also maintains a noncontributory defined benefit plan for certain of its non-employee directors. The employee pension plan is the only plan that the Company has funded. During 2006, the Company did not make a contribution to the employee pension plan, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. The Company expects to pay similar amounts for these plans in 2007. (See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          The amounts reported in the Company’s financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate which could be earned on bonds over a similar period that the Company anticipates the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for the Company’s plans has declined from 7.25% for 2001 to 6.00% for 2006. This decline in the discount rate has resulted in an increase in the Company’s APBO.

          The Company’s actuaries use several other assumptions that could have a significant impact on the Company’s APBO and periodic expense for these plans. These assumptions include, but are not limited to, the rate of increase in future compensation levels, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2006, the Company’s employee pension plan has a $2.8 million unrecognized loss, and the medical and life insurance plans have a $0.6 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years. The medical and insurance plans’ unrecognized gain is attributed to a reduction in medical premiums. In addition, the non-employee directors pension plan and the medical and life insurance plans have unrecognized past service liabilities of $0.6 million and $0.1 million, respectively, due to plan amendments in prior years. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $1.5 million as of December 31, 2006.

          The change in the discount rate, the reduction in medical premiums, and the freezing of the employee defined benefit pension plan are the only significant changes made to the assumptions used for these plans for each of the years in the three years ended December 31, 2006. During this time period, the actual return on the employee pension plan’s assets has approximated the assumed return used to determine the periodic pension expense.

          The market value of the assets of the Company’s employee pension plan is $15.6 million at December 31, 2006, which is $0.8 million more than the projected benefit obligation. The Company does not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

          During 2006, funds provided by the Company’s operating activities amounted to $30.3 million. These funds, together with $291.2 million provided by financing activities, were utilized to fund net investing activities of $319.0 million. Funds provided by financing activities were primarily the result of growth in due to depositors of $190.8 million and net borrowings of $111.9 million. Principal payments and calls on loans and securities provided additional funds. The primary investment activity of the Company is the origination of loans, and the purchase of mortgage-backed securities. During 2006, the Bank had loan originations and purchases of $635.6 million, plus $129.0 million of loans acquired from Atlantic Liberty Savings. In addition during 2006, the Company purchased $55.3 million of mortgage-backed and other securities.

          At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2006 was $4.8 million, which includes an increase of $2.0 million, due to the addition of Atlantic Liberty’s liquidation account. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Holding Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

          Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2006 and 2005, the Bank exceeded each of the three OTS capital requirements. (See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Contractual Obligations

	Payments Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)
Borrowed funds	$832,413	$203,778	$353,953	$204,063	$70,619
Deposits	1,764,150	1,286,930	216,577	236,310	24,333
Loan commitments	161,245	161,245	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	27,467	2,578	5,493	5,489	13,907
Purchase obligations	9,187	2,674	3,236	3,236	41
Pension and other postretirement benefits	5,953	321	893	1,004	3,735
Deferred compensation plans	4,492	721	444	444	2,883

Total	$2,804,907	$1,658,247	$580,596	$450,546	$115,518

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

          The Company focuses its balance sheet growth on the origination of mortgage loans. At December 31, 2006, the Bank had commitments to extend credit and lines of credit of $161.2 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          At December 31, 2006, the Bank has twelve branches, six of which are leased. The table above also includes the leases obtained in connection with the two new branch offices opened in the first quarter of 2007. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, the Bank leases its executive offices.

          The Bank currently outsources its data processing, loan servicing and check processing functions. The Bank believes that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. The Bank expects to renew these contracts as they expire.

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

Impact of New Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment.” This statement revised FASB Statement No. 123, “Accounting for Stock Based Compensation”, and superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement established fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement were effective for the first interim or annual reporting period that began after June 15, 2005. On April 12, 2005, the U.S. Securities and Exchange Commission issued a release which changed the implementation date to the beginning of the next fiscal year after June 15, 2005. The adoption of this statement reduced diluted earnings per share by $0.01 for 2006. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company.

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of SFAS No. 109”. FIN 48 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, by defining a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Entities should evaluate a tax position to determine if it is more likely than not that a position will be sustained on examination by taxing authorities. FIN 48 defines more likely than not as “a likelihood of more than 50 percent”. FIN 48 also requires certain disclosures, including the amount of unrecognized tax benefits that if recognized would change the effective tax rate, information concerning tax positions for which a significant increase or decrease in the unrecognized tax benefit liability is reasonably possible in the next 12 months, a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, and tax years that remain open for examination by major jurisdictions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition.

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

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Accumulated Other Comprehensive Income; (2) recognized as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits”. An employer who has publicly traded equity securities, such as the Holding Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its fiscal year ending after December 15, 2006. For the Holding Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement resulted in a charge to Accumulated Other Comprehensive Income, and a corresponding reduction of stockholders’ equity, of $1.2 million, net of taxes, at December 31, 2006.

          In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s consolidated financial statements.

          In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial condition.

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

          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2006, the Company had endorsement split-dollar life insurance arrangements with thirty-one present or former employees, which currently provides approximately $5.6 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Management has not yet determined the effect of the adoption of Issue No. 06-4 on its financial statements.

          In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          This information is contained in the section captioned “Interest Rate Risk” on page 49 and in Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition

	December 31, 2006	December 31, 2005

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$29,251	$26,754
Securities available for sale:
Mortgage-backed securities (including assets pledged of $243,873 and $198,415 at December 31, 2006 and 2005, respectively)	288,851	301,194
Other securities	41,736	36,567
Loans	2,331,805	1,888,261
Less: Allowance for loan losses	(7,057)	(6,385)

Net loans	2,324,748	1,881,876
Interest and dividends receivable	13,332	10,554
Bank premises and equipment, net	23,042	7,238
Federal Home Loan Bank of New York stock	36,160	29,622
Bank owned life insurance	40,516	26,526
Goodwill	14,818	3,905
Core deposit intangible	3,279	—
Other assets	20,788	28,972

Total assets	$2,836,521	$2,353,208

Liabilities
Due to depositors:
Non-interest bearing	$80,061	$58,678
Interest-bearing	1,664,334	1,389,186
Mortgagors’ escrow deposits	19,755	19,423
Borrowed funds	608,513	510,810
Securities sold under agreements to repurchase	223,900	178,900
Other liabilities	21,543	19,744

Total liabilities	2,618,106	2,176,741

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,165,052 shares and 19,466,894 shares issued at December 31, 2006 and, 2005, respectively; 21,131,274 shares and 19,465,844 shares outstanding at December 31, 2006 and 2005, respectively)	212	195
Additional paid-in capital	71,079	39,635
Treasury stock, at average cost (33,778 shares and 1,050 shares at December 31, 2006 and 2005, respectively)	(592)	(12)
Unearned compensation	(2,897)	(4,159)
Retained earnings	156,879	146,068
Accumulated other comprehensive loss, net of taxes	(6,266)	(5,260)

Total stockholders’ equity	218,415	176,467

Total liabilities and stockholders’ equity	$2,836,521	$2,353,208

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,

	2006	2005	2004

	(In thouasands, except per share data)
Interest and dividend income
Interest and fees on loans	$142,090	$115,850	$98,154
Interest and dividends on securities:
Interest	15,302	16,098	19,963
Dividends	320	374	389
Other interest income	672	117	218

Total interest and dividend income	158,384	132,439	118,724

Interest expense
Deposits	56,857	34,657	28,972
Other interest expense	33,823	29,572	23,261

Total interest expense	90,680	64,229	52,233

Net interest income	67,704	68,210	66,491
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	67,704	68,210	66,491

Non-interest income
Loan fee income	2,938	2,162	1,924
Banking services fee income	1,462	1,454	1,588
Net gain on sale of loans held for sale	550	583	306
Net gain on sale of loans	182	19	—
Net gain (loss) on sale of securities	81	(647)	(100)
Federal Home Loan Bank of New York stock dividends	1,695	1,163	441
Bank owned life insurance	1,553	1,127	1,157
Other income	1,334	786	627

Total non-interest income	9,795	6,647	5,943

Non-interest expense
Salaries and employee benefits	20,356	17,096	18,403
Occupancy and equipment	5,542	4,170	3,653
Professional services	4,170	4,489	3,497
Data processing	2,591	2,290	1,892
Depreciation and amortization of premises and equipment	1,655	1,553	1,487
Other operating expenses	8,428	6,666	6,457

Total non-interest expense	42,742	36,264	35,389

Income before income taxes	34,757	38,593	37,045

Provision for income taxes
Federal	10,729	11,896	11,454
State and local	2,389	3,155	2,942

Total provision for income taxes	13,118	15,051	14,396

Net income	$21,639	$23,542	$22,649

Basic earnings per share	$1.16	$1.34	$1.30
Diluted earnings per share	$1.14	$1.31	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,

	2006	2005	2004

	(Dollars in thouasands, except per share data)
Common Stock
Balance, beginning of year	$195	$195	$193
Issuance upon the exercise of stock options (71,278, 10,198 and 166,095 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	1	—	2
Shares issued upon vesting of restricted stock unit awards (4,500 common shares in 2006)	—	—	—
Shares issued in connection with acquisition of Atlantic Liberty (1,622,380 shares in 2006)	16	—	—

Balance, end of year	212	195	195

Additional Paid-In Capital
Balance, beginning of year	39,635	37,187	32,783
Award of common shares released from Employee Benefit Trust (52,809, 46,212 and 35,779 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	734	616	585
Cumulative adjustment related to adoption of SFAS No. 123R	847	—	—
Shares issued upon vesting of restricted stock unit awards (40,191, 200 and 1,687 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	62	—	2
Forefeiture of restricted stock awards (2,685, 2,400 and 2,025 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	28	(4)	(2)
Options exercised (86,728, 10,198 and 166,095 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	529	84	858
Stock-based compensation activity, net	1,224	—	—
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted stock units	—	—	(227)
Restricted stock awards (16,874 common shares for the year ended December 31, 2004)	—	—	44
Stock-based income tax benefit	1,479	1,752	3,144
Shares issued in connections with acquisition of Atlantic Liberty (1,622,380 common shares in 2006)	26,541	—	—

Balance, end of year	71,079	39,635	37,187

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2006	2005	2004

	(Dollars in thouasands, except per share data)
Treasury Stock
Balance, beginning of year	$(12)	$(3,893)	$—
Purchases of common shares outstanding (374,600, 144,700 and 520,600 shares for the years ended December 31, 2006, 2005 and 2004, respectively)	(6,249)	(2,567)	(9,337)
Issuance upon exercise of stock options (341,386, 329,968 and 394,668 shares for the years ended December 31, 2006, 2005 and 2004, respectively)	5,646	5,777	6,329
Repurchase of restricted stock awards to satisfy tax obligations (20,705, 28,651 and 25,222 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	(344)	(518)	(436)
Forfeiture of restricted stock awards (2,685, 2,400 and 2,025 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	(28)	(27)	(25)
Shares issued upon vesting of restricted stock unit awards (60,186, 69,181 and 44,077 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	1,014	1,216	607
Purchase of common shares to fund options exercised (36,310 and 7,570 common shares for the year ended December 31, 2006 and 2004, respectively)	(619)	—	(147)
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted stock units.	—	—	(1,177)
Restricted stock awards (16,874 common shares for the year ended December 31, 2004)	—	—	293

Balance, end of year	(592)	(12)	(3,893)

Unearned Compensation
Balance, beginning of year	(4,159)	(5,117)	(7,373)
Cumulative adjustment related to the adoption of SFAS No. 123R	516	—	—
Release of shares from Employee Benefit Trust (218,941, 204,492 and 182,601 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	746	696	622
Surrender of restricted stock awards (124,650 common shares for the year ended December 31, 2004) which were replaced by restricted stock units	—	—	564
Restricted stock awards (16,874 common shares for the year ended December 31, 2004)	—	—	(337)
Forfeiture of restricted stock awards (2,400 and 2,025 common shares for the years ended December 31, 2005 and 2004, respectively	—	31	27
Restricted stock award expense	—	231	1,380

Balance, end of year	(2,897)	(4,159)	(5,117)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2006	2005	2004

	(Dollars in thouasands, except per share data)
Retained Earnings
Balance, beginning of year	$146,068	$133,290	$120,683
Net income	21,639	23,542	22,649
Stock options exercised (253,415, 329,968 and 394,668 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	(2,582)	(3,439)	(3,759)
Shares issued upon vesting of restricted stock unit awards (24,495, 68,981, 42,390 common shares for the years ended December 31, 2006, 2005 and 2004, respectively)	(66)	(298)	(156)
Cash dividends declared and paid ($0.44, $0.40 and $0.35 per common share for the years ended December 31, 2006, 2005 and 2004, respectively)	(8,180)	(7,027)	(6,127)

Balance, end of year	156,879	146,068	133,290

Accumulated Other Comprehensive (Loss) Income, Net of Taxes
Balance, beginning of year	(5,260)	(1,009)	476
Adjustment required to recognize minimum pension liability for Directors Pension Plan, net of taxes of approximately $28 and $(9) for the years ended December 31, 2005 and 2004, respectively	—	(38)	7
Adjustment required for initial application of SFAS No. 158 for deferred costs for the postretirement plans, net of taxes of approximately $975 for the year ended December 31, 2006	(1,241)	—	—
Change in net unrealized gain (loss) on securities available for sale, net of taxes of approximately ($207), $3,379 and $1,229 for the years ended December 31, 2006, 2005 and 2004, respectively	284	(4,608)	(1,553)
Less: Reclassification adjustment for (gains) losses included in net income, net of taxes of approximately $32, ($252) and ($39) for the years ended December 31, 2006, 2005 and 2004, respectively	(49)	395	61

Balance, end of year	(6,266)	(5,260)	(1,009)

Total Stockholders’ Equity	$218,415	$176,467	$160,653

Comprehensive Income
Net income	$21,639	$23,542	$22,649
Other comprehensive income, net of tax
Adjustment to recognize minimum postretirement liability prior to the adoption of SFAS No. 158	—	(38)	7
Unrealized gains (losses) on securities	235	(4,213)	(1,492)

Comprehensive income	$21,874	$19,291	$21,164

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,

	2006	2005	2004

	(In thousands)
Operating Activities

Net income	$21,639	$23,542	$22,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,655	1,553	1,487
Origination of loans held for sale	(7,477)	(6,630)	(5,916)
Proceeds from sale of loans held for sale	8,108	7,259	6,222
Net gain on sales of loans held for sale	(550)	(583)	(306)
Net gain on sales of loans	(182)	(19)	—
Net (gain) loss on sales of securities	(81)	647	11
Amortization of premium, net of accretion of discount	1,506	1,584	1,920
Impairment write-down of investment securities	—	—	89
Stock based compensation expense	2,307	144	1,420
Deferred compensation	(392)	(2,593)	351
Amortization of core deposit intangibles	234	—	—
Excess tax benefits from stock-based payment arrangements	(1,479)	—	—
Deferred income tax provision (benefit)	485	2,021	(678)
Net change in other assets and liabilities	4,565	(1,382)	2,043

Net cash provided by operating activities	30,338	25,543	29,292

Investing Activities

Purchases of premises and equipment	(8,362)	(1,233)	(2,665)
Net (purchase) redemption of Federal Home Loan Bank-NY shares	(4,846)	(7,361)	2,201
Purchases of securities available for sale	(55,284)	(30,384)	(104,336)
Proceeds from sales and calls of securities available for sale	45,547	29,248	78,822
Proceeds from maturities and prepayments of securities available for sale	51,735	89,839	121,346
Net originations and repayments of loans	(342,495)	(368,442)	(250,884)
Purchases of loans	(5,074)	(1,009)	—
Proceeds from sale of loans	8,695	1,030	—
Proceeds from sale of delinquent loans	12,314	3,088	4,339
Purchase of bank owned life insurance	(10,000)	—	—
Cash used to acquire Atlantic Liberty Financial Corporation	(14,663)	—	—
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	3,401	—	—

Net cash used in investing activities	(319,032)	(285,224)	(151,177)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,

	2006	2005	2004

	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$17,673	$9,138	$8,143
Net increase in interest bearing deposits	173,078	162,402	109,606
Net (decrease) increase in mortgagors’ escrow deposits	(1,118)	2,950	5,139
Net repayments of short-term borrowed funds	(10,000)	(10,000)	(5,000)
Proceeds from long-term borrowings	250,000	170,000	110,000
Repayment of long-term borrowings	(128,079)	(55,026)	(99,025)
Purchases of treasury stock	(6,593)	(3,085)	(9,773)
Excess tax benefits from stock-based payment arrangements	1,479	—	—
Proceeds from issuance of common stock upon exercise of stock options	2,931	2,422	3,283
Cash dividends paid	(8,180)	(7,027)	(6,127)

Net cash provided by financing activities	291,191	271,774	116,246

Net increase (decrease) in cash and cash equivalents	2,497	12,093	(5,639)
Cash and cash equivalents, beginning of year	26,754	14,661	20,300

Cash and cash equivalents, end of year	$29,251	$26,754	$14,661

Supplemental Cash Flow Disclosure
Interest paid	$87,577	$62,909	$51,961
Income taxes paid	8,653	13,538	11,534
Taxes paid if excess tax benefit were not tax deductible	10,132	—	—
Fair value of assets acquired	185,599	—	—
Fair value of liablilities assumed	144,379	—	—
Common shares issued in exchange for Atlantic Liberty common shares	26,557	—	—
Non-cash activities:
Securities sale transaction, not yet settled	—	319	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2006, 2005 and 2004

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a savings and loan holding company organized at the direction of its subsidiary, Flushing Savings Bank, FSB (the “Bank”), in connection with the Bank’s conversion from a mutual to capital stock form of organization. The Holding Company and its direct and indirect wholly-owned subsidiaries, the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as the “Company.”

The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans. The Bank primarily conducts its business through twelve full-service banking offices, seven of which are located in Queens County, one in Nassau County, three in Kings County (Brooklyn), and one in New York County (Manhattan), New York. In November, 2006, the Bank launched “iGObanking.comTM”, an internet branch, offering savings accounts and certificates of deposit.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”). The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Flushing Financial Corporation and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is an inactive subsidiary whose purpose was to manage real estate properties and joint ventures.

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

Securities available for sale:

Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other than temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes.In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, if applicable, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans held for sale:

Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2006 and 2005.

Bank owned life insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Real estate owned:

Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value (which is based on appraised value with certain adjustments) less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance. Actual values may differ from those estimates. The Company had no real estate owned as of or during the years ended December 31, 2006, 2005 and 2004.

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

Federal Home Loan Bank Stock:

The Federal Home Loan Bank of New York (“FHLB-NY”) has assigned to the Bank a mandated membership stock purchase, based on the Bank’s asset size. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries this investment at historical cost, as it does not consider the value of this investment to be impaired.

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

Stock compensation plans:

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which did not require compensation cost to be recognized for stock option grants, with the exception of certain circumstances. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This statement revised SFAS No. 123, “Accounting for Stock Based Compensation”, and superseded APB No. 25 and its related implementation guidance. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The Company elected to adopt SFAS No. 123R using the modified prospective method, and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

Earnings per share:

Basic earnings per share for the years ended December 31, 2006, 2005 and 2004 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portions of restricted stock and restricted stock unit awards during the period. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.

Earnings per share has been computed based on the following, for the years ended December 31:

	2006	2005	2004

	(In thousands, except per share data)

Net income, as reported	$21,639	$23,542	$22,649
Divided by:
Weighted average common shares outstanding	18,639	17,555	17,429
Weighted average common stock equivalents	293	446	663

Total weighted average common shares outstanding and common stock equivalents	18,932	18,001	18,092

Basic earnings per share	$1.16	$1.34	$1.30
Diluted earnings per share	$1.14	$1.31	$1.25

Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. Options to purchase 275,750 shares, at an average exercise price of $18.05, 291,625 shares, at an average exercise price of $18.03 and 35,750 shares, at an average exercise price of $19.94 were not included in the computation of diluted earnings per share for 2006, 2005 and 2004, respectively. Unvested restricted stock and restricted stock unit awards of 73,529 shares, at an average market price on the date of grant of $18.10, 92,825 shares, at an average market price on the date of grant of $18.20 and 17,874 shares, at an average market price on the date of grant of $19.94 were not included in the computation of diluted earnings per share for 2006, 2005 and 2004, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2006	2005

	(In thousands)

Multi-family residential	$870,912	$788,071
Commercial real estate	519,552	399,081
One-to-four family — mixed-use property	588,092	477,775
One-to-four family — residential	161,889	134,641
Co-operative apartments	8,059	2,161
Construction	104,488	49,522
Small Business Administration	17,521	9,239
Commercial business and other	50,899	19,362

Gross loans	2,321,412	1,879,852
Unearned loan fees and deferred costs, net	10,393	8,409

Total loans	$2,331,805	$1,888,261

The total amount of loans on non-accrual status and loans classified as impaired was $3,126,000 and $911,000 for both classifications at December 31, 2006 and 2004, respectively. The total amount of loans on non-accrual status and loans classified as impaired was $1,922,000 and $2,452,000, respectively, at December 31, 2005. The portion of the allowance for loan losses allocated to impaired loans was $316,000 (4.5%), $231,000 (3.6%) and $165,000 (2.5%) at December 31, 2006, 2005 and 2004, respectively. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. The average balance of impaired loans was $2,686,000, $1,802,000 and $2,605,000 for 2006, 2005 and 2004, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2006	2005	2004

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$227	$158	$76
Less: Interest income included in the results of operations	83	55	26

Foregone interest	$144	$103	$50

The following are changes in the allowance for loan losses for the years ended December 31:

	2006	2005	2004

	(In thousands)

Balance, beginning of year	$6,385	$6,533	$6,553
Provision for loan losses	—	—	—
Allowance from Atlantic Liberty acquisition	753	—	—
Charge-offs	(93)	(164)	(28)
Recoveries	12	16	8

Balance, end of year	$7,057	$6,385	$6,533

4. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2006	2005

	(In thousands)

Land	$3,551	$801
Building and leasehold improvements	17,003	4,668
Equipment and furniture	14,451	12,287

Total	35,005	17,756
Less: Accumulated depreciation and amortization	11,963	10,518

Bank premises and equipment, net	$23,042	$7,238

5. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2006, 2005 and 2004. Securities available for sale are recorded at estimated fair value based on dealer quotations where available. Actual values may differ from estimates provided by outside dealers. Securities classified as held-to-maturity would be stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2006 are as follows:

					Gross	Gross
			Amortized	Estimated	Unrealized	Unrealized
			Cost	Fair Value	Gains	Losses

			(In thousands)
U.S. government agencies			$15,016	$15,004	$3	$15
Mutual funds			21,224	20,645	—	579
Other			6,304	6,087	8	225

Total other securities			42,544	41,736	11	819

FNMA			135,458	131,192	277	4,543
REMIC and CMO			100,165	98,652	246	1,759
FHLMC			53,440	51,733	94	1,801
GNMA			7,199	7,274	79	4

Total mortgage-backed securities			296,262	288,851	696	8,107

Total securities available for sale			$338,806	$330,587	$707	$8,926

The following table shows the Company’s available for sale securities’ gross unrealized losses and estimated fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Total		Less than 12 months		12 months or more

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
U. S. government agencies	$4,717	$15	$4,717	$15	$—	$—
Mutual funds	20,645	579	—	—	20,645	579
Other	4,275	225	4,275	225	—	—

Total other securities	29,637	819	8,992	240	20,645	579

FNMA	113,076	4,543	732	—	112,344	4,543
REMIC and CMO	75,497	1,759	14,426	28	61,071	1,731
FHLMC	43,546	1,801	—	—	43,546	1,801
GNMA	4,756	4	4,756	4	—	—

Total mortgage-backed securities	236,875	8,107	19,914	32	216,961	8,075

Total securities available for sale	$266,512	$8,926	$28,906	$272	$237,606	$8,654

The unrealized loss on the Company’s investment in a U.S. government sponsored entity note was caused by interest rate increases. It is expected that the security would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses on the Company’s investment in mutual funds were caused by interest rate increases. These funds invest in adjustable-rate mortgage-backed securities and short term government and government agency backed notes.

The changes in their market value reflect the changes in interest rates. These funds are rated AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the funds’, and therefore the Company’s, investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments in the funds until a recovery of fair value, which may be maturity of the underlying securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The unrealized loss on the Company’s investment in other securities was caused by interest rate increases. This is an investment in a preferred stock which pays a fixed dividend rate, and is traded on the NYSE. Its pricing reflects the changes in interest rates. When rates increased during 2006, the price of the stock declined. When rates decreased during 2006, the price of the stock increased. This stock is rated in one of the top categories by two rating agencies. This preferred stock does not have a mandatory call, but does have call dates at the option of the issuer. The issuer may not call the security at less than par. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2006.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. These securities were either issued by a U.S. government agency (GNMA), a government sponsored entity (FNMA or FHLMC) or were privately issued and carry a rating of AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

	(In thousands)

Due in one year or less	$32,011	$31,218
Due after one year through five years	—	—
Due after five years through ten years	9,733	9,718
Due after ten years	800	800

Total other securities	42,544	41,736
Mortgage-backed securities	296,262	288,851

Total securities available for sale	$338,806	$330,587

The amortized cost and estimated fair value of the Company’s securities classified as available for sale at December 31, 2005 were as follows:

	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$10,942	$10,911	$—	$31
Mutual funds	20,296	19,767	—	529
Other	6,112	5,889	21	244

Total other securities	37,350	36,567	21	804

FNMA	152,412	147,802	222	4,832
REMIC and CMO	91,369	89,561	19	1,827
FHLMC	57,470	55,735	81	1,816
GNMA	7,789	8,096	307	—

Total mortgage-backed securities	309,040	301,194	629	8,475

Total securities available for sale	$346,390	$337,761	$650	$9,279

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

For the year ended December 31, 2006, gross gains of $81,000 were realized on sales of securities available for sale; there were no losses realized on the sales of securities available for sale. For the year ended December 31, 2005, gross gains of $508,000 and losses of $1,155,000 were realized on sales of securities available for sale. For the year ended December 31, 2004, gross gains of $318,000 and losses of $329,000 were realized on sales of securities available for sale. In addition, an impairment write-down of $89,000 was recorded during the year ended December 31, 2004.

6. Deposits

Total deposits at December 31, 2006 and 2005, and the weighted average rate on deposits at December 31, 2006, are as follows:

	2006	2005	Weighted Average Rate 2006

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,102,976	$898,157	4.64%
Savings accounts	262,980	273,753	1.70
Money market accounts	251,197	175,247	4.06
NOW accounts	47,181	42,029	0.44

Total interest-bearing deposits	1,664,334	1,389,186
Non-interest bearing demand deposits	80,061	58,678

Total due to depositors	1,744,395	1,447,864
Mortgagors’ escrow deposits	19,755	19,423	0.22

Total deposits	$1,764,150	$1,467,287

The aggregate amount of time deposits with denominations of $100,000 or more was $298,930,000 and $255,331,000 at December 31, 2006 and 2005, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was $144,926,000 and $31,310,000 at December 31, 2006 and 2005, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2006	2005	2004

	(In thousands)
Certificate of deposit accounts	$43,757	$26,960	$22,487
Savings accounts	4,031	2,225	1,092
Money market accounts	8,804	5,199	5,122
NOW accounts	202	216	221

Total due to depositors	56,794	34,600	28,922
Mortgagors’ escrow deposits	63	57	50

Total interest expense on deposits	$56,857	$34,657	$28,972

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2006	2005

	(In thousands)
Within 12 months	$625,756	$490,070
More than 12 months to 24 months	132,111	107,613
More than 24 months to 36 months	84,466	83,243
More than 36 months to 48 months	160,711	51,919
More than 48 months to 60 months	75,599	123,179
More than 60 months	24,333	42,133

Total certificate of deposit accounts	$1,102,976	$898,157

As of December 31, 2006, $5.3 million of U. S. Treasury Bills were pledged as collateral for a deposit account.

7. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2006		2005

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Repurchase agreements - adjustable rate:
Due in 2009	$10,000	5.77%	$—	—%
Due in 2010	10,000	5.85	—	—
Due in 2013	20,000	4.87	—	—

Total repurchase agreements - adjustable rate	40,000	5.34	—	—

Repurchase agreements - fixed rate:
Due in 2006	—	—	35,000	3.00
Due in 2007	60,000	5.25	60,000	5.25
Due in 2008	20,000	3.89	20,000	3.89
Due in 2009	35,000	5.08	35,000	5.08
Due in 2010	28,900	4.07	28,900	4.07
Due in 2011	10,000	4.87	—	—
Due in 2016	30,000	4.98	—	—

Total repurchase agreements - fixed rate	183,900	4.82	178,900	4.43

Total repurchase agreements	223,900	4.91	178,900	4.43

FHLB-NY advances - adjustable rate:
Due in 2006	—	—	10,000	4.54
Due in 2007	35,000	5.24	35,000	5.06

Total FHLB-NY advances - adjustable rate	35,000	5.24	45,000	4.95

FHLB-NY advances - fixed rate:
Due in 2006	—	—	85,000	4.25
Due in 2007	108,778	4.00	90,000	4.04
Due in 2008	188,953	4.18	165,000	4.06
Due in 2009	100,000	4.37	55,000	3.79
Due in 2010	115,000	5.83	50,000	6.56
Due in 2011	40,163	5.10	191	7.34

Total FHLB-NY advances - fixed rate	552,894	4.59	445,191	4.34

Total FHLB-NY advances	587,894	4.63	490,191	4.40

Junior subordinated debentures - adjustable rate
Due in 2032	20,619	9.02	20,619	7.80

Total borrowings	$832,413	4.81%	$689,710	4.51%

Borrowed funds which have call provisions are summarized as follows at December 31, 2006:

	Amount	Rate	Maturity Date	Call Date

	(Dollars in thousands)
FHLB-NY advances - fixed rate	$25,000	6.15%	7/13/2007	On Demand
Repurchase agreements - fixed rate	50,000	5.64	12/18/2007	On Demand
Repurchase agreements - fixed rate	25,000	5.52	7/22/2009	On Demand
Repurchase agreements - fixed rate	10,900	4.18	3/15/2010	3/15/2007
Repurchase agreements - fixed rate	18,000	4.00	4/19/2010	4/19/2007
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	7/28/2010
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	7/28/2011
Repurchase agreements - Adjustable rate	10,000	4.87	6/27/2013	6/27/2008
Repurchase agreements - Adjustable rate	10,000	4.88	7/27/2013	7/27/2008

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

	2006	2005

	(Dollars in thousands)
Book value of collateral	$243,873	$198,415
Estimated fair value of collateral	243,873	198,415
Average balance of outstanding agreements during the year	207,955	210,174
Maximum balance of outstanding agreements at a month end during the year	238,900	213,900
Average interest rate of outstanding agreements during the year	4.70%	4.25%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The Holding Company also has a trust formed under the laws of the State of Delaware for the purpose of issuing capital and common securities and investing the proceeds thereof in $20.6 million of junior subordinated debentures of the Holding Company. On July 11, 2002, the Trust issued $20.0 million of floating rate capital securities. The capital securities have a maturity date of October 7, 2032, are callable at par on July 7, 2007 and every quarter thereafter, and pay cumulative cash distributions at a floating per annum rate of interest, reset quarterly, equal to 3.65% over 3-month LIBOR, with an initial rate of 5.51%. The rate was 9.02% at December 31, 2006. A rate cap of 12.50% is effective through October 7, 2007. The Holding Company has guaranteed the payment of the Trust’s obligations under these capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the Trust. Prior to 2004, the Trust was included in the consolidated financial statements of the Company. Effective January 1, 2004, the Trust was deconsolidated. The consolidated financial statements now include the junior subordinated debentures of the Holding Company.

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

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income”, “alternative entire net income”, “taxable assets” or a minimum tax. For the year ended December 31, 2006, the Company’s state and city tax was based on “alternative entire net income.” For the year ended December 31, 2005, the Company’s state tax was based on “alternative entire net income”, with the city tax based on “entire net income.” For the year ended December 31, 2004, the Company’s state and city tax was based on “entire net income.”

Income tax provisions (benefits) are summarized as follows for the years ended December 31:

	2006	2005	2004

	(In thousands)
Federal:
Current	$10,826	$10,989	$12,197
Deferred	(97)	907	(743)

Total federal tax provision	10,729	11,896	11,454

State and Local:
Current	1,808	2,041	2,877
Deferred	581	1,114	65

Total state and local tax provision	2,389	3,155	2,942

Total income tax provision	$13,118	$15,051	$14,396

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 37.7%, 39.0% and 38.9% for the years ended December 31, 2006, 2005 and 2004, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2006		2005		2004

	(Dollars in thousands)
Taxes at federal statutory rate	$12,165	35.0%	$13,508	35.0%	$12,966	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,553	4.5	2,051	5.3	1,912	5.2
Other	(600)	(1.8)	(508)	(1.3)	(482)	(1.3)

Taxes at effective rate	$13,118	37.7%	$15,051	39.0%	$14,396	38.9%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2006	2005	2004

	(In thousands)
Income from operations	$13,118	$15,051	$14,396
Equity:
Change in fair value of securities available for sale	175	(3,127)	(1,190)
Adjustment required to recognize minimum pension liability	—	(28)	9
Adjustment required to recognize funded status of postretirement pension plans	(975)	—	—
Compensation expense for tax purposes in excess of that recognized for financial reporting purposes	(1,479)	(1,752)	(3,144)

Total income taxes	$10,839	$10,144	$10,071

The components of the net deferred tax asset are as follows at December 31:

	2006	2005

	(In thousands)
Deferred tax asset:
Postretirement benefits	$2,341	$1,574
Stock based compensation	1,628	—
Unrealized losses on securities available for sale	3,501	3,676
Adjustment required to recognize funded status of postretirement pension plans	1,237	—
Minimum pension liability	—	262
Other	103	722

Deferred tax asset	8,810	6,234

Deferred tax liability:
Allowance for loan losses	1,265	722
Depreciation	135	106
Core deposit intangibles	1,455	—
Valuation differences resulting from acquired assets and liabilities	3,554	—
Other	1,180	519

Deferred tax liability	7,589	1,347

Net deferred tax asset included in other assets	$1,221	$4,887

The Company has recorded a net deferred tax asset of $1,221,000. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2006 and 2005.

9. Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which did not require compensation cost to be recognized for stock option grants, with the exception of certain circumstances.

Assuming the Company had recognized compensation cost for stock-based compensation in accordance with SFAS No. 123R prior to January 1, 2006, net income and earnings per share would have been as indicated in the table below:

	2006	2005	2004

	(Dollars in thousands, except per share data)
Net income, as reported	$21,639	$23,542	$22,649
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,503	908	1,272
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,503)	(1,559)	(3,062)

Pro forma net income	$21,639	$22,891	$20,859

Basic earnings per share:
As reported	$1.16	$1.34	$1.30
Pro forma	$1.16	$1.30	$1.20
Diluted earnings per share:
As reported	$1.14	$1.31	$1.25
Pro forma	$1.14	$1.27	$1.15

For the years ended December 31, 2006, 2005 and 2004, the Company’s net income, as reported, includes $2.4 million, $1.5 million and $2.1 million, respectively, of stock-based compensation costs and $0.9 million, $0.6 million and $0.8 million of income tax benefits related to the stock-based compensations plans. The adoption of SFAS No. 123R reduced income before income taxes by $0.4 million, net income by $0.3 million, and basic and diluted earnings per share each by $0.01. Cash provided by operating activities was decreased, and cash provided by financing activities was increased, for the year ended December 31, 2006 by $1.5 million as a result of the adoption of the SFAS No. 123R.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the year ended December 31, 2006, there were 133,475 stock options granted and awards of 121,425 shares of restricted stock units, with 123,725 stock options granted and awards of 125,200 restricted stock units for the year ended December 31, 2005.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated and exclude the Atlantic Liberty stock options, for the years ended December 31:

	2006 Grants	2005 Grants	2004 Grants

Dividend yield	3.38%	2.24%	2.04%
Expected volatility	29.31%	21.48%	24.49%
Risk-free interest rate	5.10%	3.87%	4.29%
Expected option life (years)	7 years	7 years	7 years

Holders of Atlantic Liberty stock options had the election to convert their options to Holding Company options or receive cash for the difference between their option price and $24.00. Holders of 148,734 Atlantic Liberty options, with an exercise price of $18.50, elected to receive 212,687 Holding Company options with an exercise price of $12.94. This is considered a modification under SFAS 123R. No additional expense was recognized as the fair value of these options after this modification is less than the fair value before the modification, as the time period in which they can be exercised, and therefore their expected life, was reduced. The following are the significant assumptions relating to the valuation of the Atlantic Liberty stock options upon modification. As the merger occurred in 2006, 2005 and 2004 grants are not applicable.

2006 Grants

Dividend yield	3.71%
Expected volatility	29.31%
Risk-free interest rate	5.13%
Expected option life (years)	3 years

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of December 31, 2006, there are 129,566 shares available for full value awards and 632,152 shares available for non-full value awards. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years. The Omnibus Plan increased the annual grants to each outside director to 3,600 restricted stock units, while eliminating grants of stock options for outside directors. Prior to the approval of the 2005 Omnibus Plan, outside directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options

          Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); the settlement of such an award in cash; the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or the surrender of shares by an award holder in payment of the exercise price or taxes to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2006:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2005	197,778	$16.16
Granted	121,425	16.55
Vested	(113,708)	15.55
Forfeited	(11,200)	16.03

Non-vested at December 31, 2006	194,295	$16.77

Vested but unissued at December 31, 2006	85,296	$16.70

As of December 31, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.2 years. The total fair value of awards vested for the year ended December 31, 2006, 2005 and 2004 were $1.9 million, $1.5 million and $3.2 million, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2006:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2005	1,731,793	$11.56
Granted	133,475	16.61
Conversion of Atlantic Liberty options	212,687	12.94
Exercised	(412,664)	8.60
Forfeited	(13,715)	14.86

Outstanding at December 31, 2006	1,651,576	$12.86	5.7 years	$6,955

Exercisable shares at December 31, 2006	1,373,761	$12.25	5.2 years	$6,625

Vested but unexercisable shares at December 31, 2006	70,525	$15.72	7.2 years	$95

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.4 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2006, 2005 and 2004 are provided in the following table:

(In thousands, except grant date fair value)	2006	2005	2004

Proceeds from stock options exercised	$2,931	$2,422	$3,283
Fair value of shares received upon exercise of stock options	619	—	129
Tax benefit related to stock options exercised	1,428	1,751	3,032
Intrinsic value of stock options exercised	3,434	3,552	6,799

Grant date fair value at weighted average	5.52	4.47	4.78

          Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Vice President and above. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and IRS regulations. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, had the excluded compensation been eligible. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. Employees vest under this plan 20% per year for 5 years. Employees receive their vested interest in this plan in the form of a cash payment, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2005	17,630	$15.57
Granted	3,407	17.32
Forfeited	(43)	15.57
Distributions	(5,074)	16.58

Outstanding at December 31, 2006	15,920	$17.07

Vested at December 31, 2006	15,797	$17.07

The Company recorded stock-based compensation expense for the phantom stock plan of $28,900 for the year ended December 31, 2006, recorded a credit of $86,000 for the year ended December 31, 2005 and an expense of $40,000 for the year ended December 31, 2004. The total fair value of the distributions from the phantom stock plan during the year ended December 31, 2006, 2005 and 2004 was $84,100, $466,400 and $4,800, respectively.

10. Pension and Other Postretirement Benefit Plans

The Company sponsors qualified pension, postretirement health care and life insurance benefits, 401(k), and profit sharing plans for its employees. The Company also sponsors a non-qualified deferred compensation plan for officers who have achieved the level of at least vice president, and a non-qualified pension plan for its outside directors.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires recognition of the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to accumulated other comprehensive income. This credit or charge arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The following table reflects the effects of the adoption of SFAS No. 158 on the Consolidated Statements of Financial Position as of December 31, 2006.

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158

	(In thousands)
Other assets	$23,310	$(2,522)	$20,788
Total assets	2,839,043	(2,522)	2,836,521
Other liabilities	22,824	(1,281)	21,543
Total liabilities	2,619,387	(1,281)	2,618,106
Accumulated other comprehensive income	(5,025)	(1,241)	(6,266)
Total stockholders’ equity	219,656	(1,241)	218,415
Total liabilities and stockholders’ equity	2,839,043	(2,522)	2,836,521

The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, and includes $572,000 previously recognized for the outside directors plan to recognize the minimum liability in prior years:

	Net Acturarial loss (gain)	Prior Service Cost	Total

	(In thousands)
Employee Retirement Plan	$2,789	$—	$2,789
Other Postretirement Benefit Plans	(614)	81	(533)
Atlantic Liberty Retirement Plan	10	—	10
Outside Directors Plan	(41)	560	519

Total	$2,144	$641	$2,785

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2007 are as follows:

	Net Actuarial loss (gain)	Prior Service Cost	Total

	(In thousands)
Employee Retirement Plan	$135	$—	$135
Other Postretirement Benefit Plans	(25)	(14)	(39)
Atlantic Liberty Retirement Plan	—	—	—
Outside Directors Plan	—	141	141

	$110	$127	$237

Employee Retirement Plan:

The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its employees (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. Effective September 30, 2006, the Bank’s Retirement Plan was frozen so that no further benefits will accrue to any participants under the Retirement Plan after that date. As a result, the Company did not make a contribution to the Employee Pension Plan during the year ended December 31, 2006. Freezing the Employee Pension Plan resulted in a curtailment gain of $1.7 million. This curtailment gain was not recognized in the Consolidated Statements of Income, but was instead used to reduce the unrecognized net loss from past experience different from that assumed and effects of changes in assumptions for the Retirement Plan. Effective October 1, 2006, the Bank added a new program to its 401(k) Plan to replace the Retirement Plan. The Company estimates that the change in the Retirement Plan is anticipated to reduce annual operating expense by $0.4 million beginning in 2007. The Company uses a September 30 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	2006	2005

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$16,009	$14,006
Service cost	646	587
Interest cost	884	843
Actuarial (gain) loss	(397)	1,173
Curtailment gain	(1,695)	—
Benefits paid	(630)	(600)

Projected benefit obligation at end of year	14,817	16,009

Change in plan assets:
Market value of assets at beginning of year	14,990	13,039
Actual return on plan assets	1,235	1,575
Employer contributions	—	976
Benefits paid	(630)	(600)

Market value of plan assets at end of year	15,595	14,990

Funded status	778	(1,019)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	NA	5,139

Prepaid pension cost included in other assets	$778	$4,120

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2006	2005

Weighted average discount rate	6.00%	5.63%
Rate of increase in future compensation levels	NA	3.00%
Expected long-term rate of return on assets	8.50%	8.50%

The accumulated benefit obligation for the Retirement Plan was $14,817,000 and $14,149,000 at December 31, 2006 and 2005, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2006	2005	2004

	(In thousands)

Service cost	$646	$587	$621
Interest cost	884	843	788
Amortization of past service liability	—	—	(13)
Amortization of unrecognized loss	325	161	81
Expected return on plan assets	(1,302)	(1,238)	(1,166)

Net pension expense	$553	$353	$311

Assumptions used to develop periodic pension benefit expense for the Retirement Plan for the years ended December 31 were:

	2006	2005	2004

Weighted average discount rate	5.63%	6.13%	6.25%
Rate of increase in future compensation levels	3.00%	3.25%	3.50%
Expected long-term rate of return on assets	8.50%	8.50%	9.00%

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2006	2005

Equity securities	73%	72%
Debt securities	27%	28%

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

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan’s current liability is underfunded under the Guidelines, the bond fund portion may be temporarily increased up to 50% in order to lessen asset value volatility. When the plan’s current liability is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range).

The investment goal is to achieve investment results that will contribute to the proper funding of the Retirement Plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the RSI Trust are expected to provide above average performance when compared to their peers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the RSI Trust’s funds and the diversification within each fund.

The Bank does not expect to make a contribution to the Retirement Plan in 2007.

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the year ending December 31:	Future Benefit Payments

(In thousands)

2007	$694
2008	754
2009	807
2010	837
2011	894
2012 – 2016	4,924

In connection with the Company’s acquisition of Atlantic Liberty Savings on June 30, 2006, the Company acquired The Retirement Plan of Atlantic Liberty Savings, F.A. (“Atlantic Liberty Plan”), a non-contributory defined benefit pension plan, which was frozen effective as of June 30, 2006. As of that date, no employee will be permitted to commence participation and no further benefits will accrue to participants. No contributions have been made to the Atlantic Liberty Plan during 2006. The Atlantic Liberty Plan has not been merged with the Retirement Plan and is not material in amount.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2006, the Company has not funded these plans. The Company uses a September 30 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2006	2005

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,626	$4,142
Service cost	113	156
Interest cost	145	249
Actuarial gain	(58)	(1,721)
Benefits paid	(83)	(200)
Plan Amendment	152	—

Projected benefit obligation at end of year	2,895	2,626

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	83	200
Benefits paid	(83)	(200)

Market value of plan assets at end of year	—	—

Funded status	(2,895)	(2,626)

Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in assumptions	NA	(581)
Prior service cost not yet recognized in periodic pension cost	NA	(100)

Accrued pension cost included in other liabilities	$(2,895)	$(3,307)

The accumulated benefit obligation for the Postretirement Plans was $2,895,000 and $2,626,000 at December 31, 2006 and 2005, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2006	2005

Rate of return on plan assets	N/A	N/A
Discount rate	6.00%	5.63%
Rate of increase in health care costs
Initial	9.00%	9.50%
Ultimate (year 2011)	4.50%	4.50%
Annual rate of salary increase for life insurance	3.50%	3.00%

The resulting net periodic postretirement benefit expense consisted of the following components for the years ended December 31:

	2006	2005	2004

	(In thousands)

Service cost	$113	$156	$162
Interest cost	145	249	235
Amortization of unrecognized (gain) loss	(25)	64	69
Amortization of past service liability	(29)	(35)	(131)

Net postretirement benefit expense	$204	$434	$335

Assumptions used to develop periodic postretirement benefit expense for the Postretirement Plans for the years ended December 31 were:

	2006	2005	2004

Rate of return on plans assets	NA	NA	NA
Discount rate	5.63%	6.13%	6.25%
Rate of increase in health care costs
Initial	9.50%	10.00%	10.00%
Ultimate (year 2011)	4.50%	4.25%	3.75%
Annual rate of salary increases for life insurance	3.00%	3.25%	3.25%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease

	(In thousands)

Effect on postretirement benefit obligation	$181	$(157)
Effect on total service and interest cost	19	(16)

The Company expects to pay benefits of $112,000 under its Postretirement Plans in 2007.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the year ending December 31:	Future Benefit Payments

(In thousands)

2007	$112
2008	125
2009	134
2010	144
2011	152
2012 - 2016	889

Defined Contribution Plans:

The Holding Company maintains a profit sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all employees. Annual contributions are at the discretion of the Company’s Board of Directors, but not to exceed the maximum amount allowable under the Internal Revenue Code. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. Effective October 1, 2006, the Bank added a program to the 401(k) plan, a Defined Retirement Contribution Plan, under which the Bank contributes an amount equal to 4% of an eligible employee’s compensation. Contributions to the profit sharing plan are determined at the end of each year. Contributions by the Bank into the 401(k) plan vest 20% per year over a five-year period beginning after the employee has completed one year of service. Contributions into the profit sharing plan vest 20% per year over the employee’s first five years of service. Compensation expense recorded by the Company for these plans amounted to $1,017,000, $868,000 and $805,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

As a result of the Atlantic Liberty acquisition, the Atlantic Liberty 401(k) Savings Plan was frozen effective June 30, 2006. As of that date, a participant no longer was permitted to commence participation or establish a compensation reduction agreement under this plan. In addition, as of the freeze date, all future before-tax, discretionary employer, matching, catch-up and rollover contributions ceased.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least vice president. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. The Bank had also provided an additional non-contributory deferred compensation plan for its former president in the amount of 10% of his salary. Compensation expense recorded by the Company for these plans amounted to $135,000, $172,000 and $201,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2006, the loan had an outstanding balance of $2,894,000, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the Defined Contribution Retirement Plan, and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2006, 2005 and 2004, the Company funded $914,000, $773,000 and $707,000, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2006	2005

Shares owned by Employee Benefit Trust, beginning balance	1,697,066	1,743,278
Shares released and allocated	(52,809)	(46,212)

Shares owned by Employee Benefit Trust, ending balance	1,644,257	1,697,066

Market value of unallocated shares.	$28,067,467	$26,423,318

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equal or exceed 55. Benefits are also payable to a non-employee director whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who becomes a non-employee director after January 1, 2004 will not be eligible to participate in the Directors’ Plan. An eligible director will be paid an annual retirement benefit equal to $48,000 for any participant whose termination occurs after November 22, 2005. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank uses a September 30 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2006	2005

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,142	$3,051
Service cost	92	84
Interest cost	68	72
Actuarial loss (gain)	(597)	82
Benefits paid	(147)	(147)

Projected benefit obligation at end of year	2,558	3,142

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	147	147
Benefits paid	(147)	(147)

Market value of plan assets at end of year	—	—

Funded status	(2,558)	(3,142)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	NA	610
Prior service cost not yet recognized in periodic pension cost	NA	708
Adjustment required to recognize minimum liability	NA	(1,277)

Accrued pension cost included in other liabilities	$(2,558)	$(3,101)

The accumulated benefit obligation for the Directors’ Plan was $2,558,000 and $3,142,000 at December 31, 2006 and 2005, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2006	2005	2004

	(In thousands)
Service cost	$92	$84	$74
Interest cost	68	72	50
Amortization of unrecognized loss	17	12	15
Amortization of past service liability	148	148	141

Net pension expense	$325	$316	$280

Assumptions used to determine benefit obligations and periodic pension benefit expense for the Directors’ Plan for the years ended December 31 were:

	2006	2005	2004

Weighted average discount rate for the benefit obligation	6.00%	5.63%	6.13%
Weighted average discount rate for periodic pension benefit expense	5.63%	6.13%	6.25%
Rate of increase in future compensation levels	0.00%	0.00%	0.00%

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the year ending December 31:	Future Benefit Payments

(In thousands)

2007	$159
2008	233
2009	301
2010	317
2011	291
2012 – 2016	1,410

Amounts recognized for the Directors’ Plan in the Consolidated Statements of Financial Position at December 31, 2005, in addition to the accrued liability, were an intangible asset of $708,000, and a reduction of accumulated other comprehensive income of $307,000. The (decrease) increase in other comprehensive income from the change in the minimum liability for the Directors’ Plan was ($38,000) and $7,000 for the years ended December 31, 2005 and 2004, respectively. Upon the adoption of SFAS No. 158, the accrued liability was adjusted to the unfunded status of the Directors’ Plan, and the intangible asset previously recorded was reversed.

The Bank expects to make payments of $159,000 under its Directors’ Plan in 2007.

11. Stockholders’ Equity

Dividend Restrictions:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2006, the Bank’s liquidation account was $4.8 million, which was increased by and includes $2.0 million acquired in the Atlantic Liberty merger and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2006, the Bank had $14.1 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stockholder Rights Plan:

The Holding Company has adopted a Shareholder Rights Plan under which each stockholder has one right to purchase from the Holding Company, for each share of common stock owned, one one-hundredth of a share of Series A junior participating preferred stock at a price of $65. The rights will become exercisable only if a person or group acquires 15% or more of the Holding Company’s common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $65 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). If a person or group becomes an acquiring person and the Holding Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each right will entitle all other holders to purchase, by payment of $65 exercise price, common stock of the acquiring company with a value of twice the exercise price. The rights plan expires on September 30, 2016.

Treasury Stock Transactions:

The Holding Company repurchased 374,600 shares in 2006 and 144,700 shares in 2005, of its outstanding common stock on the open market under its stock repurchase programs. In 2004, the Company approved a new stock repurchase program, which authorized the purchase of an additional 1,000,000 shares. At December 31, 2006, 400,050 shares remain to be repurchased under this plan. At December 31, 2006 and 2005, there were 33,778 and 1,050 shares, respectively, held as Treasury Stock.

12. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2006, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2006		December 31, 2005

	Amount	Percent of Assets	Amount	Percent of Assets

	(Dollars in thousands)
Tangible capital:
Capital level	$194,585	6.91%	$167,550	7.14%
Requirement	42,249	1.50	35,201	1.50
Excess	152,336	5.41	132,349	5.64

Leverage and Core (Tier I) capital:
Capital level	$194,585	6.91%	$167,550	7.14%
Requirement	84,497	3.00	70,402	3.00
Excess	110,088	3.91	97,148	4.14

Total risk-based capital:
Capital level	$201,642	10.99%	$173,936	12.12%
Requirement	146,736	8.00	114,845	8.00
Excess	54,906	2.99	59,091	4.12

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally construction loans and home equity lines of credit) amounted to $83.3 million and $78.0 million, respectively, at December 31, 2006. Included in these commitments were $60.1 million of fixed-rate commitments at a weighted average rate of 8.65%, and $101.1 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2006, of 8.02%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental

(In thousands)
Years ended December 31:
2007	$2,578
2008	2,695
2009	2,798
2010	2,760
2011	2,729
Thereafter	13,907

Total minimum payments required	$27,467

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2006, 2005 and 2004 was approximately $2,310,000, $1,660,000 and $1,300,000, respectively.

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

The estimated fair value of each material class of financial instruments at December 31, 2006 and 2005 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The estimated fair value of loans, with carrying amounts of $2,331,805,000 and $1,881,876,000 at December 31, 2006 and 2005, respectively, was $2,348,007,000 and $1,881,008,000 at December 31, 2006 and 2005, respectively.

Fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets.

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $1,744,395,000 and $1,447,864,000 at December 31, 2006 and 2005, respectively, was $1,716,216,000 and $1,408,553,000 at December 31, 2006 and 2005, respectively.

The fair values of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $832,413,000 and $689,710,000 at December 31, 2006 and 2005, respectively, was $828,623,000 and $682,872,000 at December 31, 2006 and 2005, respectively.

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

At December 31, 2006 and 2005, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

16. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share Based Payment.” This statement revised FASB Statement No. 123, “Accounting for Stock Based Compensation”, and superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement established fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. It requires that a public entity measure the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The provisions of this statement were effective for the first interim or annual reporting period that began after June 15, 2005. On April 12, 2005, the U.S. Securities and Exchange Commission issued a release which changed the implementation date to the beginning of the next fiscal year after June 15, 2005. The adoption of this statement reduced diluted earnings per share by $0.01 for 2006. The effect on future earnings as a result of the adoption of this statement will primarily be dependent on the level of future grants of stock options awarded by the Company.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of SFAS No. 109”. FIN 48 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, by defining a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Entities should evaluate a tax position to determine if it is more likely than not that a position will be sustained on examination by taxing authorities. FIN 48 defines more likely than not as “a likelihood of more than 50 percent”. FIN 48 also requires certain disclosures, including the amount of unrecognized tax benefits that if recognized would change the effective tax rate, information concerning tax positions for which a significant increase or decrease in the unrecognized tax benefit liability is reasonably possible in the next 12 months, a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, and tax years that remain open for examination by major jurisdictions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Accumulated Other Comprehensive Income; (2) recognized as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits”. An employer who has publicly traded equity securities, such as the Holding Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its fiscal year ending after December 15, 2006. For the Holding Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement resulted in a charge to Accumulated Other Comprehensive Income, and a corresponding reduction of stockholders’ equity, of $1.2 million, net of taxes, at December 31, 2006.

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial condition.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2006, the Company had endorsement split-dollar life insurance arrangements with thirty-one present or former employees, which currently provides approximately $5.6 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Management has not yet determined the effect of the adoption of Issue No. 06-4 on its financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB

108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s results of operations or financial condition.

17. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2006 and 2005 is presented below:

	2006				2005

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$43,153	$41,473	$37,546	$36,212	$35,139	$34,098	$32,486	$30,716
Interest expense	26,249	24,249	20,885	19,297	18,103	16,959	15,324	13,843

Net interest income	16,904	17,224	16,661	16,915	17,036	17,139	17,162	16,873
Provision for loan losses	—	—	—	—	—	—	—	—
Other operating income	2,617	2,385	2,586	2,207	1,182	2,089	1,861	1,515
Other operating expense	11,747	11,178	10,385	9,432	8,868	9,433	9,360	8,603

Income before income tax expense	7,774	8,431	8,862	9,690	9,350	9,795	9,663	9,785
Income tax expense	2,764	3,119	3,456	3,779	3,646	3,820	3,769	3,816

Net income	$5,010	$5,312	$5,406	$5,911	$5,704	$5,975	$5,894	$5,969

Basic earnings per share	$0.26	$0.27	$0.30	$0.33	$0.32	$0.34	$0.34	$0.34
Diluted earnings per share	$0.25	$0.27	$0.30	$0.33	$0.32	$0.33	$0.33	$0.33
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.10	$0.10	$0.10	$0.10

Average common shares outstanding for:
Basic earnings per share	19,500	19,452	17,811	17,766	17,673	17,581	17,487	17,478
Diluted earnings per share	19,783	19,752	18,080	18,078	18,031	18,034	17,937	18,003

18. Acquisition of Atlantic Liberty Financial Corporation

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

The acquisition was accounted for as a purchase. The Company recorded goodwill (the excess of cost over the fair value of net assets acquired) of $10.9 million in the transaction. This amount is subject to adjustment as estimates made for the fair value of assets acquired and liabilities assumed may be recorded in future periods. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not being amortized in connection with this transaction. The Company estimates that none of the goodwill will be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $3.5 million, which is being amortized using the straight-line method over 7.5 years, resulting in an annual expense of $0.5 million. The results of Atlantic Liberty’s operations have been included in the consolidated statement of income subsequent to June 30, 2006.

The purchase price has been allocated to the assets acquired and liabilities assumed using fair values as of the acquisition date. The Company acquired $185.6 million in assets, which includes $3.4 million of cash, $116.2 million in net loans, $34.9 million in securities, $9.1 million in fixed assets and $22.0 million in other assets, and assumed $144.4 million in liabilities, which includes $106.8 million in deposits, $30.5 million in borrowed funds and $7.1 in other liabilities.

As a result of the acquisition, the Bank now has branches on Montague Street and Avenue J in Brooklyn, two highly attractive markets. The Holding Company expects the transaction to be accretive to earnings per share.

Had the acquisition of Atlantic Liberty taken place on January 1, 2006, the Company’s pro forma net income for the year ended December 31, 2006 would have been $18.3 million, or $0.93 per diluted share. Included in Atlantic Liberty’s financial results were merger related expenses of $3.4 million, on an after-tax basis. Excluding these merger related expenses, the Company’s pro forma net income would have been $21.7 million, or $1.10 per diluted share. These results, which do not reflect cost savings that may be achieved, are not necessarily indicative of the actual results that would have occurred had the acquisition taken place on January 1, 2006.

19. Parent Company Only Financial Information

Earnings of the Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company’s investment, any dividends would reduce the Holding Company’s investment in the Bank, and any changes in the Bank’s unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company’s investment in the Bank. The condensed financial statements for the Holding Company, at and for the years ended December 31, 2006 and 2005 are presented below:

Condensed Statements of Financial Condition

	2006	2005

	(In thousands)
Assets:
Cash and due from banks	$24,101	$23,197
Securities available for sale:
Other securities	4,983	4,588
Interest receivable	27	21
Investment in subsidiaries	205,565	166,517
Goodwill	876	—
Other assets	4,943	3,498

Total assets	$240,495	$197,821

Liabilities:
Borrowings	$20,619	$20,619
Other liabilities	1,461	735

Total liabilities	22,080	21,354

Stockholders’ Equity:
Common stock	212	195
Additional paid-in capital	71,079	39,635
Treasury stock	(592)	(12)
Unearned compensation	(2,897)	(4,159)
Retained earnings	156,879	146,068
Accumulated other comprehensive income, net of taxes	(6,266)	(5,260)

Total equity	218,415	176,467

Total liabilities and equity	$240,495	$197,821

Condensed Statements of Income

	2006	2005	2004

	(In thousands)

Dividends from the Bank	$20,000	$20,000	$17,000
Interest income	501	305	283
Interest expense	(1,855)	(1,487)	(1,095)
Gain on sale of securities	—	437	229
Other operating income	—	—	6
Other operating expenses	(1,126)	(1,307)	(983)

Income before taxes and equity in undistributed earnings of subsidiary	17,520	17,948	15,440
Income tax benefit	1,160	934	690

Income before equity in undistributed subsidiary	18,680	18,882	16,130
Equity in undistributed earnings of the Bank	2,959	4,660	6,519

Net income	$21,639	$23,542	$22,649

Condensed Statements of Cash Flows

	2006	2005	2004

	(In thousands)
Operating activities:
Net income	$21,639	$23,542	$22,649
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(2,959)	(4,660)	(6,519)
Amortization of unearned (discount) premium, net	(4)	—	3
Impairment write-down of investment securities	—	—	89
Net gain on sale of investment securities	—	(437)	(318)
Stock based compensation expense	2,278	231	1,380
Net increase in operating assets and liabilities	2,247	1,469	1,039

Net cash provided by operating activities	23,201	20,145	18,323

Investing activities:
Purchases of securities available for sale	(156)	(150)	(124)
Proceeds from sales and calls of securities available for sale	2,383	1,689	931
Cash used to acquire Atlantic Liberty Financial Corporation	(14,663)	—	—
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	1,981	—	—

Net cash (used in) provided by investing activities	(10,455)	1,539	807

Financing activities:
Purchase of treasury stock	(6,593)	(3,085)	(9,773)
Cash dividends paid	(8,180)	(7,027)	(6,127)
Stock options exercised	2,931	2,422	3,283

Net cash used in financing activities	(11,842)	(7,690)	(12,617)

Net increase in cash and cash equivalents	904	13,994	6,513
Cash and cash equivalents, beginning of year	23,197	9,203	2,690

Cash and cash equivalents, end of year	$24,101	$23,197	$9,203

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flushing Financial Corporation:

We have audited the accompanying consolidated balance sheet of Flushing Financial Corporation as of December 31, 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Flushing Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Flushing Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flushing Financial Corporation as of December 31, 2006 and its consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Flushing Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Flushing Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 9 and 10 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 123(R), Share Based Payments and FASB No.158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2006.

/S/Grant Thornton LLP
New York, New York
March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Flushing Financial Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Flushing Financial Corporation and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          On May 10, 2006, the Company’s independent registered public accounting firm, PriceWaterhouseCoopers, LLP, (“PWC”) was dismissed. The Company engaged Grant Thornton LLP, as its independent registered public accounting firm as of May 10, 2006. PWC’s reports for the fiscal years ending December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the two most recent fiscal years and through May 10, 2006, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statements disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of PWC would have caused them to make reference to the subject matter of disagreement in connection with the Company’s financial statements for such years. During the two most recent fiscal years and through May 10, 2006, there were no reportable events. The Audit Committee of the Company’s Board of Directors has the sole authority to appoint or replace the external auditors and as such approved the dismissal of PWC as the Company’s independent registered public accounting firm. The Company requested and received a letter from PWC dated May 12, 2006 and addressed to the SEC, stating that it agrees with the statements as outlined above.

Item 9A. Controls and Procedures.

          Disclosure Controls and Procedures

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria issued by COSO.

          The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears on page 100.

Dated March 13, 2007

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Goverance.

          Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2007 (“Proxy Statement”) under the captions “Board Nominees”, “Continuing Directors”, “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

          The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2006:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,651,576	$12.86	761,718	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,651,576	$12.86	761,718	(1)

(1) Consists of 632,152 shares available for future non-full value awards and 129,566 shares available for future full value awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          Information regarding certain relationships and related transactions and directors independence, appears in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

          Information regarding fees paid to the Company’s independent auditor appears in the Proxy Statement under the caption “Schedule of Fees to Independent Auditors” and is hereby incorporated by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

          The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2006 and 2005

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

      2. Financial Statement Schedules

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

          3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (18)

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (20)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1

Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (20)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (contained in Exhibit A-1 to Exhibit 4.6)

4.3	Form of Common Security of Flushing Financial Capital Trust I (contained in Exhibit A-2 to Exhibit 4.6)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Financial Corporation (contained in Exhibit A to Exhibit 4.5)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6

Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7	Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (8)

10.2*	Form Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (8)

10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (9)

10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (9)

10.7*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso, dated May 1, 2006. (21)

10.8*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso, dated May 1, 2006. (21)

10.9*	Amendment to Henry A. Braun Employment Agreement dated May 15, 2006 (21)

10.10*	Form of Special Termination Agreement as amended (8)

10.11*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.12*	Amended and Restated Outside Director Retirement Plan (13)

10.13*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.14*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (11)

10.15	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)

10.16	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)

10.17*	Employee Benefit Trust Agreement (1)

10.18*	Amendment to the Employee Benefit Trust Agreement (4)

10.19*	Loan Document for Employee Benefit Trust (1)

10.20*	Guarantee by Flushing Financial Corporation (1)

10.21*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.22(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.22(b)*	Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.22(c)*	Amendme Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.22(d)*	Amendme Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.22(e)*	Amendment No. 5 to Gerard P. Tully, Sr. Consulting Agreement (14)

10.22(f)*	Amendment No. 6 to Gerard P. Tully, Sr. Consulting Agreement (22)

10.23*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (15)

10.24*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (13)

10.25*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C. Passick (15)

10.26*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Michael J. Hegarty dated December 23, 2005. (16)

10.27*	Retirement and Consulting Agreement between Flushing Financial Corporation, Flushing Savings Bank, FSB and Robert Callicutt dated January 24, 2007 (23)

10.28*	Description of Outside Director Fee Arrangements

10.29*	Form of Outside Director Restricted Stock Award Letter (19)

10.30*	Form of Outside Director Restricted Stock Unit Award Letter (19)

10.31*	Form of Outside Director Stock Option Grant Letter (19)

10.32*	Form of Employee Restricted Stock Award Letter (19)

10.33*	Form of Employee Restricted Stock Unit Award Letter (19)

10.34*	Form of Employee Stock Option Award Letter (19)

10.35*	2006 Omnibus Incentive Plan (17)

10.36*	Annual Incentive Plan for Executives and Senior Officers (24)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	Indicates compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 11, 2006.

(6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

(7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.

(10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(13)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed November 26, 2004.

(15)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Exhibit filed with Form 8-K filed December 28, 2004.

(17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2006 for the Company’s annual meeting of stockholders.

(18)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

(20)	Incorporated by reference to Exhibit filed with Form 8-K filed September 21, 2006.

(21)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2006.

(22)	Incorporated by reference to Exhibit filed with Form 8-K filed November 27, 2006.

(23)	Incorporated by reference to Exhibit filed with Form 8-K filed January 29, 2007.

(24)	Incorporated by reference to Exhibit filed with Form 8-K filed March 2, 2007.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 13, 2007.

FLUSHING FINANCIAL CORPORATION

By	/S/JOHN R. BURAN

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 13, 2007

John R. Buran

/S/GERARD P. TULLY, SR.	Director, Chairman	March 13, 2007

Gerard P. Tully, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 13, 2007

David W. Fry

/S/JAMES D. BENNETT	Director	March 13, 2007

James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 13, 2007

Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 13, 2007

Louis C. Grassi

/S/MICHAEL J. HEGARTY	Director	March 13, 2007

Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 13, 2007

John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 13, 2007

Vincent F. Nicolosi

/S/DONNA M. O’BRIEN	Director	March 13, 2007

Donna M. O’Brien

/S/FRANKLIN F. REGAN, JR.	Director	March 13, 2007

Franklin F. Regan, Jr.

/S/JOHN E. ROE, SR.	Director	March 13, 2007

John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 13, 2007

Michael J. Russo

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (18)

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (10)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (12)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (20)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1

Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (20)

4.2	Form of Capital Security Certificate of Flushing Financial Capital Trust I (contained in Exhibit A-1 to Exhibit 4.6)

4.3	Form of Common Security of Flushing Financial Capital Trust I (contained in Exhibit A-2 to Exhibit 4.6)

4.4	Form of Floating Rate Junior Subordinated Debt Security of Flushing Financial Corporation (contained in Exhibit A to Exhibit 4.5)

4.5	Indenture dated July 11, 2002 relating to Floating Rate Junior Subordinated Debt Securities due 2032 between Flushing Financial Corporation and Wilmington Trust Company (12)

4.6

Amended and Restated Declaration of Trust of Flushing Financial Capital Trust I among Flushing Financial Corporation, Wilmington Trust Company, the Administrators named therein and the holders of undivided beneficial interests in the assets of the Trust to be issued pursuant to the Declaration (12)

4.7	Guarantee Agreement dated July 11, 2002 between Flushing Financial Corporation and Wilmington Trust Company (12)

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (8)

10.2*	Form Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (8)

10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Michael J. Hegarty (9)

10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Michael J. Hegarty (9)

10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (9)

10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (9)

10.7*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso, dated May 1, 2006. (21)

10.8*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso, dated May 1, 2006. (21)

10.9*	Amendment to Henry A. Braun Employment Agreement dated May 15, 2006 (21)

10.10*	Form of Special Termination Agreement as amended (8)

10.11*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (8)

10.12*	Amended and Restated Outside Director Retirement Plan (13)

10.13*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (8)

10.14*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (11)

10.15	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)

10.16	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)

10.17*	Employee Benefit Trust Agreement (1)

10.18*	Amendment to the Employee Benefit Trust Agreement (4)

10.19*	Loan Document for Employee Benefit Trust (1)

10.20*	Guarantee by Flushing Financial Corporation (1)

10.21*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)

10.22(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement (4)

10.22(b)*	Amendment No. 2 to Gerard P. Tully, Sr. Consulting Agreement (6)

10.22(c)*	Amendment No. 3 to Gerard P. Tully, Sr. Consulting Agreement (7)

10.22(d)*	Amendment No. 4 to Gerard P. Tully, Sr. Consulting Agreement (11)

10.22(e)*	Amendment No. 5 to Gerard P. Tully, Sr. Consulting Agreement (14)

10.22(f)*	Amendment No. 6 to Gerard P. Tully, Sr. Consulting Agreement (22)

10.23*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (15)

10.24*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (13)

10.25*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Monica C. Passick (15)

10.26*	Retirement Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB, and Michael J. Hegarty dated December 23, 2005. (16)

10.27*	Retirement and Consulting Agreement between Flushing Financial Corporation, Flushing Savings Bank, FSB and Robert Callicutt dated January 24, 2007 (23)

10.28*	Description of Outside Director Fee Arrangements

10.29*	Form of Outside Director Restricted Stock Award Letter (19)

10.30*	Form of Outside Director Restricted Stock Unit Award Letter (19)

10.31*	Form of Outside Director Stock Option Grant Letter (19)

10.32*	Form of Employee Restricted Stock Award Letter (19)

10.33*	Form of Employee Restricted Stock Unit Award Letter (19)

10.34*	Form of Employee Stock Option Award Letter (19)

10.35*	2006 Omnibus Incentive Plan (17)

10.36*	Annual Incentive Plan for Executives and Senior Officers (24)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	Indicates compensatory plan or arrangement.

1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

5)	Incorporated by reference to Exhibits filed with Form 8-K filed September 11, 2006.

6)	Incorporated by reference to Exhibit filed with the Form 10-K for the year ended December 31, 1998.

7)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1999.

8)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

9)	Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.

10)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

11)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

12)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

13)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.

14)	Incorporated by reference to Exhibit filed with Form 8-K filed November 26, 2004.

15)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

16)	Incorporated by reference to Exhibit filed with Form 8-K filed December 28, 2004.

17)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2006 for the Company’s annual meeting of stockholders.

18)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

20)	Incorporated by reference to Exhibit filed with Form 8-K filed September 21, 2006.

21)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2006.

22)	Incorporated by reference to Exhibit filed with Form 8-K filed November 27, 2006.

23)	Incorporated by reference to Exhibit filed with Form 8-K filed January 29, 2007.

24)	Incorporated by reference to Exhibit filed with Form 8-K filed March 2, 2007.