Form 10-Q
period 2007-03-31
FLUSHING FINANCIAL CORP
filed 2007-05-10
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
☐ Yes ☒ No

          The number of shares of the registrant’s Common Stock outstanding as of April 30, 2007 was 21,115,235.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in thousands, except per share data)	March 31, 2007	December 31, 2006

ASSETS
Cash and due from banks	$23,131	$29,251
Securities available for sale:
Mortgage-backed securities ($134,168 at fair value as of March 31, 2007)	278,670	288,851
Other securities ($21,560 at fair value as of March 31, 2007)	42,797	41,736
Loans:
Multi-family residential	912,376	870,912
Commercial real estate	547,503	519,552
One-to-four family — mixed-use property	619,293	588,092
One-to-four family — residential	159,813	161,889
Co-operative apartments	7,876	8,059
Construction	107,211	104,488
Small Business Administration	17,326	17,521
Commercial business and other	66,752	50,899
Net unamortized premiums and unearned loan fees	10,966	10,393
Allowance for loan losses	(6,984)	(7,057)

Net loans	2,442,132	2,324,748
Interest and dividends receivable	13,041	13,332
Bank premises and equipment, net	24,777	23,042
Federal Home Loan Bank of New York stock	35,665	36,160
Bank owned life insurance	40,945	40,516
Goodwill	14,818	14,818
Core deposit intangible	3,162	3,279
Other assets	21,828	20,788

Total assets	$2,940,966	$2,836,521

LIABILITIES
Due to depositors:
Non-interest bearing	$70,916	$80,061
Interest-bearing:
Certificate of deposit accounts	1,156,477	1,102,976
Savings accounts	289,073	262,980
Money market accounts	268,848	251,197
NOW accounts	55,680	47,181

Total interest-bearing deposits	1,770,078	1,664,334
Mortgagors’ escrow deposits	32,481	19,755
Borrowed funds ($94,490 at fair value as of March 31, 2007)	611,483	608,513
Securities sold under agreements to repurchase ($25,633 at fair value as of March 31, 2007)	214,533	223,900
Other liabilities	21,729	21,543

Total liabilities	2,721,220	2,618,106

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,165,052shares issued at March 31, 2007 and December 31, 2006; 21,113,435 shares and 21,131,274 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	212	212
Additional paid-in capital	71,202	71,079
Treasury stock (51,617 shares and 33,778 shares at March 31, 2007and December 31, 2006, respectively)	(863)	(592)
Unearned compensation - Employee Benefit Trust	(2,700)	(2,897)
Retained earnings	154,060	156,879
Accumulated other comprehensive loss, net of taxes	(2,165)	(6,266)

Total stockholders’ equity	219,746	218,415

Total liabilities and stockholders’ equity	$2,940,966	$2,836,521

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended March 31,

(Dollars in thousands, except per share data)	2007	2006

Interest and dividend income
Interest and fees on loans	$40,664	$32,265
Interest and dividends on securities:
Interest	3,926	3,700
Dividends	102	77
Other interest income	99	170

Total interest and dividend income	44,791	36,212

Interest expense
Deposits	17,419	11,510
Other interest expense	10,067	7,787

Total interest expense	27,486	19,297

Net interest income	17,305	16,915
Provision for loan losses	—	—

Net interest income after provision for loan losses	17,305	16,915

Non-interest income
Loan fee income	712	630
Banking services fee income	387	371
Net gain on sale of loans held for sale	121	123
Net gain on sale of loans	47	27
Net gain on securities	876	81
Federal Home Loan Bank of New York stock dividends	575	379
Bank owned life insurance	429	270
Other income	575	326

Total non-interest income	3,722	2,207

Non-interest expense
Salaries and employee benefits	6,147	4,754
Occupancy and equipment	1,625	1,109
Professional services	1,196	967
Data processing	844	638
Depreciation and amortization of premises and equipment	593	367
Other operating expenses	2,189	1,597

Total non-interest expense	12,594	9,432

Income before income taxes	8,433	9,690

Provision for income taxes
Federal	2,647	2,941
State and local	400	838

Total taxes	3,047	3,779

Net income	$5,386	$5,911

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	$432	$(1,923)
Reclassification adjustments for gains included in income	—	(49)
Amortization of net acturarial losses	15	—
Amortization of prior service costs	18	—

Net other comprehensive income (loss)	465	(1,972)

Comprehensive net income	$5,851	$3,939

Basic earnings per share	$0.28	$0.33
Diluted earnings per share	$0.27	$0.33
Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months March 31,

(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$5,386	$5,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	593	367
Origination of loans held for sale	(1,917)	(1,489)
Proceeds from sale of loans held for sale	2,050	1,619
Net gain on sale of loans held for sale	(121)	(123)
Net gain on sales of loans	(47)	(27)
Net gain on sales of securities	—	(81)
Fair value adjustment for financial assets	(876)	—
Amortization of unearned premium, net of accretion of unearned discount	411	263
Stock-based compensation expense	321	374
Deferred compensation	(295)	(153)
Amortization of core deposit intangibles	117	—
Excess tax benefits from stock-based payment arrangements	(16)	(15)
Fair value adjustment for financial liabilities	71	—
Deferred income tax expense (benefit)	136	(65)
Net increase in other assets and liabilities	805	3,893

Net cash provided by operating activities	6,618	10,474

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,328)	(827)
Net redemptions of Federal Home Loan Bank of New York shares	495	1,575
Purchases of securities available for sale	(18,183)	(9,907)
Proceeds from sales and calls of securities available for sale	—	6,471
Proceeds from maturities and prepayments of securities available for sale	29,430	13,029
Net originations and repayment of loans	(112,874)	(75,589)
Purchases of loans	(9,144)	(1,980)
Proceeds from sale of loans	2,050	6,045
Proceeds from sale of delinquent loans	2,625	1,754
Purchase of bank owned life insurance	—	(10,000)

Net cash used in investing activities	(107,929)	(69,429)

FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	(9,145)	3,627
Net increase in interest-bearing deposits	105,510	78,523
Net increase in mortgagors’ escrow deposits	12,726	10,124
Net repayment of short-term borrowed funds	—	(10,000)
Proceeds from long-term borrowings	30,900	20,000
Repayment of long-term borrowings	(41,907)	(35,007)
Purchases of treasury stock	(709)	(2,038)
Excess tax benefits from stock-based payment arrangements	16	15
Proceeds from issuance of common stock upon exercise of stock options	141	870
Cash dividends paid	(2,341)	(1,950)

Net cash provided by financing activities	95,191	64,164

Net increase (decrease) in cash and cash equivalents	(6,120)	5,209
Cash and cash equivalents, beginning of period	29,251	26,754

Cash and cash equivalents, end of period	$23,131	$31,963

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$26,820	$18,483
Income taxes paid	295	225
Taxes paid if excess tax benefits were not tax deductible	311	1,028

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2007

Common Stock
Balance, beginning of period	$212
Activity	—

Balance, end of period	$212

Additional Paid-In Capital
Balance, beginning of period	$71,079
Award of common shares released from Employee Benefit Trust (1,433 common shares)	20
Shares issued upon vesting of restricted stock unit awards (4,000 common shares)	1
Forfeiture of restricted stock awards (510 common shares)	6
Stock-based compensation activity, net	80
Stock-based income tax benefit	16

Balance, end of period	$71,202

Treasury Stock
Balance, beginning of period	$(592)
Purchases of common shares outstanding (38,000 common shares)	(627)
Issuance upon exercise of stock options (11,405 common shares)	199
Repurchase of restricted stock awards to satisfy tax obligations (4,734 common shares)	(82)
Forfeiture of restricted stock awards (510 common shares)	(6)
Shares issued upon vesting of restricted stock unit awards (14,000 common shares)	245

Balance, end of period	$(863)

Unearned Compensation
Balance, beginning of period	$(2,897)
Release of shares from Employee Benefit Trust (57,924 common shares)	197

Balance, end of period	$(2,700)

Retained Earnings
Balance, beginning of period	$156,879
Net income	5,386
Cumlative adjustment related to the adoption of SFAS No. 159	(5,811)
Cash dividends declared and paid	(2,341)
Shares issued upon vesting of restricted stock unit awards (10,000 common shares)	(17)
Stock options exercised (11,405 common shares)	(36)

Balance, end of period	$154,060

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,266)
Cumlative adjustment related to the adoption of SFAS No. 159, net of taxes of approximately $2,875	3,636
Change in net unrealized gain on securities available for sale, net of taxes of approximately $298	432
Amortization of actuarial gains (losses), net of taxes of approximately $12	15
Amortization of prior service costs, net of taxes of approximately $14	18

Balance, end of period	$(2,165)

Total Stockholders’ Equity	$219,746

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.	Earnings Per Share

Basic earnings per share for the three-month periods ended March 31, 2007 and 2006 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	Three months ended March 31,

(In thousands, except per share data)	2007	2006

Net income	$5,386	$5,911
Divided by:
Weighted average common shares outstanding	19,549	17,766
Weighted average common stock equivalents	258	312
Total weighted average common shares and common stock equivalents	19,807	18,078
Basic earnings per share	$0.28	$0.33
Diluted earnings per share	$0.27	$0.33
Dividends per share	$0.12	$0.11
Dividend payout ratio	42.86%	33.33%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 275,525 shares at an average exercise price of $18.05 were not included in the computation of diluted earnings per share for the three month period ended March 31, 2007. Unvested restricted stock and restricted stock unit awards totaling 71,329 shares at an average market price on date of grant of $18.10, were not included in the computation of diluted earnings per share for the three months ended March 31, 2007. For the three months ended March 31, 2006, options to purchase 355,875 shares, at an average price of $17.80, and unvested restricted stock and restricted stock unit awards for 138,670 shares, at an average market price on the date of grant of $17.74, were not included in the computation of diluted earnings per share.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This statement revised SFAS No. 123, “Accounting for Stock Based Compensation”, and superseded APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25, which did not require compensation cost to be recognized. The Company elected to adopt SFAS No. 123R using the modified prospective method.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were no stock option, restricted stock or restricted unit awards granted during either of the three month periods ended March 31, 2007 or 2006.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards. The Company has applied the shares authorized under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of March 31, 2007, there were 137,730 shares available for full value awards and 635,977 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available. Otherwise new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the Company’s full value awards at or for the quarter ended March 31, 2007:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2006	194,295	$16.77
Granted	—	—
Vested	(4,620)	16.12
Forfeited	(3,430)	16.41

Non-vested at March 31, 2006	186,245	$16.79

Vested but unissued at March 31, 2007	75,916	$16.72

Vested but unissued at December 31, 2006	85,296	$16.70

As of March 31, 2007, there was $2.3 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.1 years. The total fair value of awards vested during the three months ended March 31, 2007 and 2006 was $79,000 and $70,000, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

The second pool is available for non-full value awards, such as stock options. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a non-full value award (under the Omnibus Plan or the 1996 Stock Option Incentive Plan). The second pool will not be replenished by shares withheld or surrendered in payment of the exercise price or taxes, retained by the Company as a result of the delivery to the award holder of fewer shares than the number underlying the award, or the settlement of the award in cash.

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the quarter ended of March 31, 2007:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2006	1,651,576	$12.86
Granted	—	—
Exercised	(11,405)	12.42
Forfeited	(3,825)	14.64

Outstanding at March 31, 2007	1,636,346	$12.86	5.4 years	$5,518

Exercisable shares at March 31, 2007	1,382,731	$12.26	5.0 years	$5,484

Vested but unexercisable shares at March 31, 2007	55,825	$16.38	7.1 years	$—

*         The intrinsic value of a stock option is the amount by which the market value of the underlying stock            exceeds the exercise price of the option.

As of March 31, 2007, there was $0.6 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.4 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised during the three months ended March 31, 2007 are provided in the following table:

	Three months ended March 31,

(In thousands)	2007	2006

Proceeds from stock options exercised	$141	$870
Fair value of shares received upon exercise of stock options	—	371
Tax benefit related to stock options exercised	14	786
Intrinsic value of stock options exercised	56	1,770

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

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2006	15,920	$17.07
Granted	167	16.59
Distributions	(1,081)	17.30

Outstanding at March 31, 2007	15,006	$16.23

Vested at March 31, 2007	14,911	$16.23

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of $(10,000) and $30,000 for the three months ended March 31, 2007 and 2006 respectively. The total fair value of the distributions from the phantom stock plan during the three months ended March 31, 2007 and 2006 was $19,000 and $64,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

5.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,

(In thousands)	2007	2006

Employee Pension Plan:
Service cost	$—	$162
Interest cost	217	221
Amortization of unrecognized loss	34	81
Amortization of past service liability	—	—
Expected return on plan assets	(321)	(326)

Net employee pension expense	$(70)	$138

Outside Director Pension Plan:
Service cost	$14	$23
Interest cost	37	17
Amortization of unrecognized loss	—	4
Amortization of past service liability	35	37

Net outside director pension expense	$86	$81

Other Postretirement Benefit Plans:
Service cost	$31	$28
Interest cost	42	36
Amortization of unrecognized (gain)loss	(6)	(6)
Amortization of past service liability	(4)	(7)

Net other postretirement benefit expense	$63	$51

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to contribute $0.2 million and $0.1 million to the Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2007. The Company does not expect to make a contribution to the Employee Pension Plan during the year ended December 31, 2007. As of March 31, 2007, the Company has contributed $27,000 to the Outside Director Pension Plan and $10,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2007. As of March 31, 2007, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2007. As of March 31, 2007, the Company has not revised its expected contributions for the year ending December 31, 2007.

6.	Fair Value Measurements

Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowed funds. These financial instruments were chosen as the yield on the financial assets was a below-market yield, while the rate on the financial liabilities was an above-market rate. Management also considered the average duration of these instruments, which, for investment securities, was longer than the average for the portfolio of securities, and, for borrowings, primarily represents the longer-term borrowings of the Company. Choosing these instruments for the fair value option adjusts the carrying value of these financial assets and financial liabilities to their current fair value, and more closely aligns

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

the financial performance of the Company with the economic value of these financial instruments. Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximate the current market rate, as management believes that these financial assets and financial liabilities approximate their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value.

The effect on the financial assets and financial liabilities selected for the fair value option as of January 1, 2007 is shown in the following table:

	Prior to Adoption	Net Gain (Loss) upon Adoption	After Adoption

	(in thousands)
Mortgage-backed securities	$138,881	$534	$139,415
Other securities	21,270	19	21,289
Accrued interest receivable	547	(547)	—
Other assets	561	(561)	—
Borrowed funds	(90,619)	(3,868)	(94,487)
Securities sold under agreements to repurchase	(25,000)	(581)	(25,581)
Other liabilities	(1,108)	1,108	—

Pretax cumulative effect of adoption		(3,896)
Increase in deferred tax asset		1,721

Cumulative effect on stockholders’ equity		(2,175)
Reclassification from accumulated other comprehensive loss		(3,636)

Cumulative effect on retained earnings		$(5,811)

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statement of Income, at or for the three months ended March 31, 2007:

	Fair Value Measurements at March 31 2007	Changes in Fair Values for the Three-Months Ended March 31, 2007 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option

		Net Gain on Securities	Other Expense

	(in thousands)
Mortgage-backed securities	$134,168	$858
Other securities	21,560	18
Borrowed funds	94,490		15
Securities sold under agreements to repurchase	25,633		56

Financial assets and financial liabilities reported at fair value are required to be measured based on either: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Each of the financial instruments reported at fair value were based on significant other observable inputs (level 2).

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. The Company continues to accrue, and report as interest income or interest expense in the Consolidated Statement of Income, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds and securities sold under agreements to repurchase have contractual principal amounts, as of March 31, 2007, of $90,619,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of March 31, 2007, of $825,000 and $268,000, respectively.

7.	Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement did not have a material effect on the Company’s results of operations or financial condition.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year prior to the effective date, provided the election is made prior to the issuance of financial statements for that year or portion thereof, and the election is made within 120 days of the beginning of that fiscal year. Early adoption of SFAS No. 159 also requires the early adoption of SFAS No. 157. The impact of adopting this statement on the Company’s consolidated financial statements is discussed in Note 6.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC”. The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Bank conducts its business through fourteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its internet banking division, “iGObanking.comTM”. The Bank opened two new branch offices in Forest Hills and Flushing, Queens during the quarter ended March 31, 2007. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities.

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

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of its interest-bearing liabilities. Net interest income is the result of the Company’s interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. The Company also generates non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Loan Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. The Company’s operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. The Company’s results of operations also can be significantly affected by its periodic provision for loan losses and specific provision for losses on real estate owned. However, the Company has not recorded a provision since 1999. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

General. Net income declined $0.5 million, or 8.9%, to $5.4 million for the three months ended March 31, 2007 from $5.9 million for the three months ended March 31, 2006. Diluted earnings per share was $0.27, a decrease of $0.06, or 18.2% for the three months ended March 31, 2007 from $0.33 for the three months ended March 31, 2006. The return on average assets was 0.75% for the three months ended March 31, 2007, as compared to 1.00% for the three months ended March 31, 2006, while the return on average equity was 10.03% for the three months ended March 31, 2007 and 13.39% for the three months ended March 31, 2006.

Interest Income. Total interest and dividend income increased $8.6 million, or 23.7%, to $44.8 million for the three months ended March 31, 2007 from $36.2 million for the three months ended March 31, 2006. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $441.1 million to $2,708.9 million, combined with a 22 basis point increase in the yield of interest-earning assets to 6.61% for the three months ended March 31, 2007 from 6.39% for the quarter ended March 31, 2006. The increase in the yield of interest-earning assets is primarily due to an increase of $460.3 million in the average balance of the loan portfolio to $2,372.6 million, combined with a $11.9 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased 9 basis points to 6.83% for the three months ended March 31, 2007 from 6.74% for the three months ended March 31, 2006. This increase is due to the average rate on new loans originated since March 31, 2006 being above the average rate on both the loan portfolio and loans which were paid-in-full during this period. The average note rate on mortgage loans originated in the current quarter was 7.00%. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased one basis point for the three months ended March 31, 2007 compared to the three months ended December 31, 2006. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense. Interest expense increased $8.2 million, or 42.4%, to $27.5 million for the three months ended March 31, 2007 from $19.3 million for the three months ended March 31, 2006. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings through June 2006. Although the overnight rate remained at 5.25% since June 2006, the prior increases resulted in an increase in our cost of funds. Certificates of deposit, savings accounts and money market accounts increased 75 basis points, 44 basis points and 112 basis points, respectively, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, resulting in an increase in the cost of deposits of 79 basis points to 4.00% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The cost of borrowed funds also increased 34 basis points to 4.85% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was combined with the increase in the average balance of certificates of deposit of $216.0 million, while the average balance of borrowed funds increased $139.1 million. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $91.3 million.

Net Interest Income. For the three months ended March 31, 2007, net interest income was $17.3 million, an increase of $0.4 million, or 2.3%, from $16.9 million for the three months ended March 31, 2006. An increase in the average balance of interest-earning assets of $441.1 million, to $2,708.9 million, was offset by a decrease in the net interest spread of 42 basis points to 2.34% for the quarter ended March 31, 2007 from 2.76% for the comparable period in 2006. The yield on interest-earning assets increased 22 basis points to 6.61% for the three months ended March 31, 2007 from 6.39% in the three months ended March 31, 2006. However, this was more than offset by an increase in the cost of funds of 64 basis points to 4.27% for the three months ended March 31, 2007 from 3.63% for the comparable prior year period. The net interest margin decreased 42 basis points to 2.56% for the three months ended March 31, 2007 from 2.98% for the three months ended March 31, 2006. Excluding prepayment penalty income, the net interest margin would have been 2.46% and 2.82% for the three month periods ended March 31, 2007 and 2006, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended March 31, 2007 and 2006. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $73,000 for the three months ended March 31, 2007, compared to net recoveries of $9,000 for the comparable period in 2006. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, one-to-four family mixed-use property mortgage loans, and commercial business loans, no provision for loan losses was deemed necessary for either of the three-month periods ended March 31, 2007 and 2006. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $1.5 million, or 68.6%, for the three months ended March 31, 2007 to $3.7 million, as compared to $2.2 million for the quarter ended March 31, 2006. This was attributed to increases of: $0.8 million on the gain on securities related to the adoption of SFAS No. 159, $0.2 million on BOLI due to the purchase of additional BOLI, $0.2 million in dividends received on FHLB-NY stock, $0.1 million in miscellaneous fees from loans that were paid in full prior to maturity, and $0.2 million in Other Income.

Non-Interest Expense. Non-interest expense was $12.6 million for the three months ended March 31, 2007, an increase of $3.2 million, or 33.5%, from $9.4 million for the three months ended March 31, 2006. The increase from the comparable prior year period is primarily attributed to increases of: $1.4 million in employee salary and benefit expenses related to additional employees primarily related to five additional branches, additional employees for the business banking initiative and the internet banking division, $0.5 million in occupancy and equipment costs primarily related to increased rental expense, $0.2 million in depreciation primarily due to the five additional branches, $0.2 in professional services, $0.2 million in data processing expense, and $0.1 million related to the adoption of SFAS No. 159. The efficiency ratio was 62.2% and 49.5% for the three month periods ended March 31, 2007 and 2006, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $1.3 million, or 13.0%, to $8.4 million for the three months ended March 31, 2007 from $9.7 million for the three months ended March 31, 2006, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.7 million, to $3.1 million, for the three months ended March 31, 2007 as compared to $3.8 million for the three months ended March 31, 2006. This decrease was primarily due to lower pre-tax income for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The effective tax rate was 36.1% and 39.0% for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items, primarily BOLI income.

FINANCIAL CONDITION

Effective January 1, 2007, the Company elected the early adoption of SFAS No. 157 and SFAS No. 159 (see Notes 6 and 7 of Notes to Consolidated Financial Statements). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption, the Company selected the fair value measurement option for various pre-existing financial assets and financial liabilities, including mortgage-backed securities with a fair value of $139.4 million, mutual funds with a fair value of $20.6 million, common stock with a fair value of $0.6 million, FHLB borrowings with a fair value of $98.8 million, and junior subordinated debt (commonly known as trust preferred securities) with a fair value of $21.3 million. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. The initial fair value measurement of these items resulted in a reduction of stockholders’ equity of $2.2 million as of January 1, 2007. This one-time charge is comprised of a $5.8 million cumulative-effect adjustment, net of tax, recorded as a reduction of retained earnings, partially offset by a $3.6 million reduction in accumulated other comprehensive loss related to the election of the fair value option for certain investment securities. The Bank’s regulatory capital was reduced $5.4 million as of January 1, 2007 as a result of the adoption of SFAS No. 159. The Company believes that electing the fair value option will enable better management of interest-rate risk, and allow a better reaction to changes in interest rates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Assets. Total assets at March 31, 2007, were $2,941.0 million, an increase of $104.4 million, or 3.7%, from $2,836.5 million at December 31, 2006. Total loans, net increased $117.4 million, or 5.0%, during the first quarter ended March 31, 2007 to $2,442.1 million from $2,324.7 million at December 31, 2006. At March 31, 2007, loans in process totaled $300.8 million, compared to $146.7 million at March 31, 2006 and $291.9 million at December 31, 2006.

Loan originations and purchases were at a record level for a quarter as demand for our loan products remained strong. The following table shows loan originations and purchases for the periods indicated.

	For the three months ended March 31,

(In thousands)	2007	2006

Multi-family residential (1)	$57,658	$34,030
Commercial real estate (2)	38,674	42,257
One-to-four family – mixed-use property	43,554	32,802
One-to-four family – residential	7,245	4,159
Construction (3)	11,100	14,604
Commercial business and other loans	25,482	11,994

Total	$183,713	$139,846

(1)	Includes purchases of $8,717,000 in the three months ended March 31, 2007.

(2)	Includes purchases of $427,000 in the three months ended March 31, 2007.

(3)	Includes purchases $1,980,000 in the three months ended March 31, 2006.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $3.1 million at March 31, 2007 compared to $3.1 million at December 31, 2006 and $1.9 million at March 31, 2006. Total non-performing assets as a percentage of total assets was 0.11% at March 31, 2007 compared to 0.11% at December 31, 2006 and 0.08% as of March 31, 2006. The ratio of allowance for loan losses to total non-performing loans was 224% at March 31, 2007, compared to 226% at December 31, 2006 and 329% at March 31, 2006.

During the quarter ended March 31, 2007, mortgage-backed securities decreased $10.2 million to $278.7 million, while other securities increased $1.1 million to $42.8 million. Principal repayments on the securities portfolio during the quarter have been reinvested in higher yielding loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $2,717.2 million at March 31, 2007, an increase of $103.1 million, or 3.9%, from December 31, 2006. During the quarter ended March 31, 2007, due to depositors increased $96.6 million to $1,841.0 million, primarily as a result of an increase of $53.5 million in certificates of deposit, of which $19.6 million were new brokered deposits, while core deposits increased $43.1 million. Borrowed funds decreased $6.4 million. In addition, mortgagors’ escrow deposits increased $12.7 million during the quarter ended March 31, 2007.

Equity. Total stockholders’ equity increased $1.3 million, or 0.6%, to $219.7 million at March 31, 2007 from $218.4 million at December 31, 2006. Net income of $5.4 million for the three months ended March 31, 2007 combined with a net after tax increase of $0.4 million on the market value of securities available for sale, were partially offset by $0.6 million in treasury shares purchased through the Company’s stock repurchase program, a $2.2 million charge related to the adoption of SFAS No. 159, and $2.3 million of cash dividends declared and paid during the three months ended March 31, 2007. The exercise of stock options increased stockholders’ equity by $0.2 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $10.41 at March 31, 2007, compared to $10.34 per share at December 31, 2006 and $9.23 per share at March 31, 2006.

Under its current stock repurchase program, the Company repurchased 38,000 shares during the quarter ended March 31, 2007, at a total cost of $0.6 million, or an average of $16.52 per share. At March 31, 2007, 362,050 shares remain to be repurchased under the current stock repurchase program. Through March 31, 2007, the Company had repurchased approximately 48% of the common shares issued in connection with the Company’s initial public offering at a cost of $118.6 million.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cash flow. During the three months ended March 31, 2007, funds provided by the Company’s operating activities amounted to $6.6 million. These funds, together with $95.2 million provided by financing activities, were utilized to fund net investing activities of $107.9 million. The Company’s primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the three months ended March 31, 2007, the net total of loan originations and purchases less loan repayments and sales was $112.9 million. Funds were also used to reduce borrowings $11.0 million. Funds were provided by an increase of $96.4 million in due to depositors, an increase of $12.7 million in escrow deposits, and $11.2 million net increase from maturities, prepayments, sales and purchases of securities available for sale. Additional funds of $0.1 million were provided through the exercise of stock options. The Company also used funds of $0.7 million for treasury stock repurchases and $2.3 million for dividend payments during the three months ended March 31, 2007.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2007. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2007, the Company is within the guidelines set forth by the Board of Directors for each interest rate level. The following table presents the Company’s interest rate shock as of March 31, 2007.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-200 Basis points	-0.21%	8.23%	9.57%
-100 Basis points	3.08	5.88	9.51
Base interest rate	0.00	0.00	9.15
+100 Basis points	-3.02	-9.38	8.48
+200 Basis points	-6.70	-21.50	7.54

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2007, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of March 31, 2007.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$195,091	6.70%
Requirement	43,684	1.50
Excess	151,407	5.20

Leverage and Core Capital:
Capital level	$195,091	6.70%
Requirement	87,368	3.00
Excess	107,723	3.70

Risk-Based Capital:
Capital level	$202,075	10.54%
Requirement	153,412	8.00
Excess	48,663	2.54

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,

	2007				2006

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,300,636	$39,264	6.83%		$1,882,414	$31,720	6.74%
Other loans, net (1)	71,967	1,400	7.78		29,884	545	7.29

Total loans, net	2,372,603	40,664	6.86		1,912,298	32,265	6.75

Mortgage-backed securities	285,329	3,473	4.87		302,398	3,392	4.49
Other securities	42,585	555	5.21		37,407	385	4.12

Total securities	327,914	4,028	4.91		339,805	3,777	4.45

Interest-earning deposits and federal funds sold	8,353	99	4.74		15,698	170	4.33

Total interest-earning assets	2,708,870	44,791	6.61		2,267,801	36,212	6.39

Other assets	161,809				101,395

Total assets	$2,870,679				$2,369,196

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$274,265	1,291	1.88		$267,529	963	1.44
NOW accounts	48,074	94	0.78		40,425	50	0.49
Money market accounts	253,062	2,484	3.93		176,120	1,238	2.81
Certificate of deposit accounts	1,139,796	13,528	4.75		923,756	9,244	4.00

Total due to depositors	1,715,197	17,397	4.06		1,407,830	11,495	3.27
Mortgagors’ escrow accounts	27,666	22	0.32		25,629	15	0.23

Total deposits	1,742,863	17,419	4.00		1,433,459	11,510	3.21
Borrowed funds	829,654	10,067	4.85		690,517	7,787	4.51

Total interest-bearing liabilities	2,572,517	27,486	4.27		2,123,976	19,297	3.63

Non interest-bearing deposits	65,303				54,086
Other liabilities	18,123				14,536

Total liabilities	2,655,943				2,192,598
Equity	214,736				176,598

Total liabilities and equity	$2,870,679				$2,369,196

Net interest income / net interest rate spread		$17,305	2.34%			$16,915	2.76%

Net interest-earning assets / net interest margin	$136,353		2.56%		$143,825		2.98%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	X			1.07	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.7 million and $0.9 million for the three-month periods ended March 31, 2007 and 2006, respectively.

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

	For the three months ended March 31,

(In thousands)	2007	2006

Mortgage Loans

At beginning of period	$2,252,992	$1,851,251

Mortgage loans originated:
Multi-family residential	48,941	34,030
Commercial real estate	38,247	42,257
One-to-four family – mixed-use property	43,554	32,802
One-to-four family – residential	7,245	4,159
Construction	11,100	12,624
Co-operative apartments	—	—

Total mortgage loans originated	149,087	125,872

Mortgage loans purchased:
Multi-family residential	8,717	—
Commercial real estate	427	—
Construction	—	1,980

Total acquired loans	9,144	1,980

Less:
Principal and other reductions	52,487	57,535
Sales	4,664	7,799
Mortgage loan foreclosures	—	—

At end of period	$2,354,072	$1,913,769

Commercial Business and Other Loans

At beginning of period	$68,420	$28,601

Other loans originated:
Small Business Administration	2,794	4,069
Small business	22,490	7,717
Other	198	208

Total other loans originated	25,482	11,994

Less:
Principal and other reductions	7,907	3,841
Sales	1,917	1,489

At end of period	$84,078	$35,265

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

(Dollars in thousands)	March 31, 2007	December 31, 2006

Non-accrual mortgage loans	$2,869	$2,914
Other non-accrual loans	243	212

Total non-accrual loans	3,112	3,126

Mortgage loans 90 days or more delinquent and still accruing	—	—
Other loans 90 days or more delinquent and still accruing	—	—

Total non-performing loans	3,112	3,126

Real estate owned (foreclosed real estate)	—	—

Total non-performing assets	$3,112	$3,126

Non-performing loans to gross loans	0.13%	0.13%
Non-performing loans to total assets	0.11%	0.11%

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

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2002, the Bank incurred total net charge-offs of $354,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2002, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2002, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank did not consider it necessary to provide a provision for loan losses in the three month period ended March 31, 2007. Management has concluded that the allowance is sufficient to absorb losses inherent in the loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the three months ended March 31,

(Dollars in thousands)	2007	2006

Balance at beginning of period	$7,057	$6,385

Provision for loan losses	—	—

Loans charged-off:
Multi-family residential	—	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
SBA	(72)
Commercial business and other loans	(1)	—

Total loans charged-off	(73)	—

Recoveries:
Mortgage loans	—	1
SBA, commercial business and other loans	—	8

Total recoveries	—	9

Net recoveries (charge-offs)	(73)	9

Balance at end of period	$6,984	$6,394

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%
Ratio of allowance for loan losses to loans at end of period	0.29%	0.33%
Ratio of allowance for loan losses to non-performing assets at end of period	224.43%	328.84%
Ratio of allowance for loan losses to non-performing loans at end of period	224.43%	328.84%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of changes made to reflect the adoption of SFAS No. 157 and SFAS No. 159.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2007	—	$—	—	400,050
February 1 to February 28, 2007	—	—	—	400,050
March 1 to March 31, 2007	38,000	16.52	38,000	362,050

Total	38,000	$16.52	38,000

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended March 31, 2007, the Company did not purchase any common shares from employees to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

10.1	Retirement and Consulting Agreement of Robert Callicutt, dated January 24, 2007. (5)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (6)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed January 29, 2007.

(6)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 1, 2007.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	May 10, 2007	By:	/s/ John R. Buran

John R. Buran
President and Chief Executive Officer

Dated:	May 10, 2007	By:	/s/ David W. Fry

David W. Fry
Senior Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

10.1	Retirement and Consulting Agreement of Robert Callicutt, dated January 24, 2007. (5)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (6)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed January 29, 2007.

(6)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 1, 2007.