Form 10-Q
period 2007-06-30
FLUSHING FINANCIAL CORP
filed 2007-08-09
CIK 923139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer_____	Accelerated filer	X	Non-accelerated filer_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
      Yes   X   No

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2007 was 21,262,030.

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Consolidated Statements of Financial Condition..............................................................	1
Consolidated Statements of Income and Comprehensive Income ..................................	2
Consolidated Statements of Cash Flows ..........................................................................	3
Consolidated Statement of Changes in Stockholders’ Equity .........................................	4
Notes to Consolidated Financial Statements.......................................................................	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ..............................................................................................	13
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................	27
ITEM 4. Controls and Procedures.....................................................................................	27
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.................................................................................................	27
ITEM 1A. Risk Factors........................................................................................................	27
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..........................	27
ITEM 3. Defaults Upon Senior Securities..........................................................................	28
ITEM 4. Submission of Matters to a Vote of Security Holders.......................................	28
ITEM 5. Other Information...............................................................................................	28
ITEM 6. Exhibits..................................................................................................................	29
SIGNATURES......................................................................................................................	30

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands, except per share data)	2007	2006
ASSETS	(Unaudited)
Cash and due from banks	$ 34,157	$ 29,251
Securities available for sale:
Mortgage-backed securities ($126,608 at fair value as of June 30, 2007)	267,460	288,851
Other securities ($22,931 at fair value as of June 30, 2007)	37,594	41,736
Loans:
Multi-family residential	930,168	870,912
Commercial real estate	580,010	519,552
One-to-four family - mixed-use property	648,935	588,092
One-to-four family - residential	161,156	161,889
Co-operative apartments	7,994	8,059
Construction	118,760	104,488
Small Business Administration	17,291	17,521
Commercial business and other	77,009	50,899
Net unamortized premiums and unearned loan fees	12,611	10,393
Allowance for loan losses	(6,799)	(7,057)
Net loans	2,547,135	2,324,748
Interest and dividends receivable	14,111	13,332
Bank premises and equipment, net	24,804	23,042
Federal Home Loan Bank of New York stock	35,244	36,160
Bank owned life insurance	41,369	40,516
Goodwill	16,127	14,818
Core deposit intangible	3,045	3,279
Other assets	20,950	20,788
Total assets	$ 3,041,996	$ 2,836,521

LIABILITIES
Due to depositors:
Non-interest bearing	$ 82,584	$ 80,061
Interest-bearing:
Certificate of deposit accounts	1,180,960	1,102,976
Savings accounts	306,432	262,980
Money market accounts	292,137	251,197
NOW accounts	62,167	47,181
Total interest-bearing deposits	1,841,696	1,664,334
Mortgagors' escrow deposits	26,022	19,755
Borrowed funds ($134,786 at fair value as of June 30, 2007)	633,845	608,513
Securities sold under agreements to repurchase ($25,431 at fair value
as of June 30, 2007)	214,332	223,900
Other liabilities	19,523	21,543
Total liabilities	2,818,002	2,618,106

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,256,849 and
21,165,052 shares issued at June 30, 2007 and December 31, 2006, respectively; 21,253,363 shares and 21,131,274 shares outstanding at
June 30, 2007 and December 31, 2006, respectively)	213	212
Additional paid-in capital	73,334	71,079
Treasury stock (3,486 shares and 33,778 shares at June 30, 2007
and December 31, 2006, respectively)	(57)	(592)
Unearned compensation - Employee Benefit Trust	(2,503)	(2,897)
Retained earnings	156,425	156,879
Accumulated other comprehensive loss, net of taxes	(3,418)	(6,266)
Total stockholders' equity	223,994	218,415

Total liabilities and stockholders' equity	$ 3,041,996	$ 2,836,521

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest and dividend income
Interest and fees on loans	$43,367	$33,584	$84,031	$65,849
Interest and dividends on securities:
Interest	3,820	3,628	7,746	7,328
Dividends	104	76	206	153
Other interest income	80	258	179	428
Total interest and dividend income	47,371	37,546	92,162	73,758

Interest expense
Deposits	18,889	13,224	36,308	24,734
Other interest expense	10,412	7,661	20,479	15,448
Total interest expense	29,301	20,885	56,787	40,182

Net interest income	18,070	16,661	35,375	33,576
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	18,070	16,661	35,375	33,576

Non-interest income
Loan fee income	1,080	879	1,792	1,509
Banking services fee income	381	339	768	710
Net gain on sale of loans held for sale	118	237	239	360
Net gain on sale of loans	90	73	137	100
Net gain on securities	-	-	-	81
Net gain (loss) from fair value adjustments	(634)	-	171	-
Federal Home Loan Bank of New York stock dividends	663	380	1,238	759
Bank owned life insurance	424	401	853	671
Other income	621	277	1,196	603
Total non-interest income	2,743	2,586	6,394	4,793

Non-interest expense
Salaries and employee benefits	6,234	4,813	12,381	9,567
Occupancy and equipment	1,608	1,261	3,233	2,370
Professional services	1,195	967	2,391	1,934
Data processing	867	656	1,711	1,294
Depreciation and amortization of premises and equipment	604	364	1,197	731
Other operating expenses	2,771	2,324	4,889	3,921
Total non-interest expense	13,279	10,385	25,802	19,817

Income before income taxes	7,534	8,862	15,967	18,552

Provision for income taxes
Federal	2,315	2,863	4,962	5,804
State and local	438	593	838	1,431
Total taxes	2,753	3,456	5,800	7,235

Net income	$4,781	$5,406	$10,167	$11,317

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	$(1,286)	$(1,571)	$(854)	$(3,494)
Reclassification adjustments for gains included in income	-	-	-	(49)
Amortization of net acturarial losses	15	-	30	-
Amortization of prior service costs	18	-	36	-
Net other comprehensive income (loss)	(1,253)	(1,571)	(788)	(3,543)

Comprehensive net income	$3,528	$3,835	$9,379	$7,774

Basic earnings per share	$0.24	$0.30	$0.52	$0.64
Diluted earnings per share	$0.24	$0.30	$0.51	$0.63
Dividends per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
(In thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$10,167	$11,317
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of bank premises and equipment	1,197	731
Origination of loans held for sale	(7,291)	(4,820)
Proceeds from sale of loans held for sale	7,558	5,228
Net gain on sale of loans held for sale	(239)	(360)
Net gain on sales of loans	(137)	(100)
Net gain on sales of securities	-	(81)
Fair value adjustment for financial assets and financial liabilities	(171)	-
Amortization of unearned premium, net of accretion of unearned discount	781	480
Stock-based compensation expense	1,211	1,414
Deferred compensation	(430)	(166)
Amortization of core deposit intangibles	234	-
Excess tax benefits from stock-based payment arrangements	(213)	(33)
Deferred income tax expense (benefit)	190	(54)
Net change in other assets and liabilities	(319)	2,465
Net cash provided by operating activities	12,538	16,021

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,959)	(2,040)
Net redemptions (purchases) of Federal Home Loan Bank of New York shares	916	(349)
Purchases of securities available for sale	(36,992)	(15,023)
Proceeds from sales and calls of securities available for sale	150	11,499
Proceeds from maturities and prepayments of securities available for sale	60,195	25,561
Net originations and repayment of loans	(222,029)	(140,757)
Purchases of loans	(9,162)	(1,980)
Proceeds from sale of loans	2,031	8,695
Proceeds from sale of delinquent loans	6,917	6,853
Purchase of bank owned life insurance	-	(10,000)
Cash used to acquire Atlantic Liberty Financial Corporation	-	(14,663)
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	-	3,401
Net cash used in investing activities	(200,933)	(128,803)

FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	2,523	8,418
Net increase in interest-bearing deposits	176,879	103,179
Net increase in mortgagors' escrow deposits	6,267	3,422
Net proceeds of short-term borrowed funds	-	22,000
Proceeds from long-term borrowings	115,138	30,000
Repayment of long-term borrowings	(102,915)	(55,014)
Purchases of treasury stock	(1,049)	(4,522)
Excess tax benefits from stock-based payment arrangements	213	33
Proceeds from issuance of common stock upon exercise of stock options	928	1,341
Cash dividends paid	(4,683)	(3,904)
Net cash provided by financing activities	193,301	104,953

Net increase (decrease) in cash and cash equivalents	4,906	(7,829)
Cash and cash equivalents, beginning of period	29,251	26,754
Cash and cash equivalents, end of period	$34,157	$18,925

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$55,853	$39,048
Income taxes paid	6,131	3,644
Taxes paid if excess tax benefits were not tax deductible	6,344	4,770
Fair value of assets acquired	-	170,811
Fair value of liabilities assumed	-	144,254
Common shares issued in exchange for Atlantic Liberty common shares	-	26,557

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

For the six months ended
(Dollars in thousands)	June 30, 2007

Common Stock
Balance, beginning of period	$212
Issuance upon exercise of stock options (63,584 common shares)	1
Shares issued upon vesting of restricted stock unit awards (28,213 common shares)	-
Balance, end of period	$213

Additional Paid-In Capital
Balance, beginning of period	$71,079
Adjustment to purchase price of Atlantic Liberty Financial Corporation	1,308
Award of common shares released from Employee Benefit Trust (3,197 common shares)	42
Shares issued upon vesting of restricted stock unit awards (64,023 common shares)	486
Issuance upon exercise of stock options (63,584 common shares)	652
Forfeiture of restricted stock awards (510 common shares)	6
Stock-based compensation activity, net	(452)
Stock-based income tax benefit	213
Balance, end of period	$73,334

Treasury Stock
Balance, beginning of period	$(592)
Purchases of common shares outstanding (38,000 common shares)	(627)
Issuance upon exercise of stock options (23,164 common shares)	395
Repurchase of restricted stock awards to satisfy tax obligations
(25,333 common shares)	(422)
Forfeiture of restricted stock awards (510 common shares)	(6)
Shares issued upon vesting of restricted stock unit awards (70,971 common shares)	1,195
Balance, end of period	$(57)

Unearned Compensation
Balance, beginning of period	$(2,897)
Release of shares from Employee Benefit Trust (115,797 common shares)	394
Balance, end of period	$(2,503)

Retained Earnings
Balance, beginning of period	$156,879
Net income	10,167
Cumulative adjustment related to the adoption of SFAS No. 159	(5,811)
Cash dividends declared and paid	(4,683)
Shares issued upon vesting of restricted stock unit awards (35,161 common shares)	(31)
Stock options exercised (11,405 common shares)	(96)
Balance, end of period	$156,425

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,266)
Cumulative adjustment related to the adoption of SFAS No. 159, net of taxes of approximately $2,875	3,636
Change in net unrealized loss on securities available for sale, net of taxes of approximately ($882)	(854)
Amortization of actuarial gains (losses), net of taxes of approximately $25	30
Amortization of prior service costs, net of taxes of approximately $29	36
Balance, end of period	$(3,418)

Total Stockholders' Equity	$223,994

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

Basic earnings per share for the three- and six-month periods ended June 30, 2007 and 2006 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income	$4,781	$5,406	$10,167	$11,317
Divided by:
Weighted average common shares outstanding	19,553	17,811	19,551	17,789
Weighted average common stock equivalents	237	269	247	290
Total weighted average common shares and
common stock equivalents	19,790	18,080	19,798	18,079
Basic earnings per share	$0.24	$0.30	$0.52	$0.64
Diluted earnings per share	$0.24	$0.30	$0.51	$0.63
Dividends per share	$0.12	$0.11	$0.24	$0.22
Dividend payout ratio	50.00%	36.67%	46.15%	34.38%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 462,325 shares at an average exercise price of $17.48 and 290,525 shares at an average exercise price of $18.03, were not included in the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively. Unvested restricted stock and restricted stock unit awards totaling 125,461 shares at an average market price on date of grant of $17.29, and 82,368 shares at an average market price on date of grant of $18.17 were not included in the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively. Options to purchase 394,275 shares at an average exercise price of $17.66 and 354,575 shares at an average exercise price of $17.80 were not included in the computation of diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively. Unvested restricted stock and restricted stock unit awards totaling 79,901 shares at an average market price on date of grant of $17.76 and 109,398 shares at an average market price on date of grant of $17.82 were not included in the computation of diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB No. 25, which did not require compensation cost to be recognized. The Company elected to adopt SFAS No. 123R using the modified prospective method.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three and six month periods ended June 30, 2007, there were 95,200 stock options granted and awards of 108,250 shares of restricted stock units. For the three- and six-month periods ended June 30, 2006, there were 131,475 stock options granted and awards of 120,425 restricted stock units.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated. All grants were made in the three months ended June 30 for each period presented.

	2007	2006

Dividend yield	3.60%	3.38%
Expected volatility	28.75%	29.31%
Risk-free interest rate	5.03%	5.10%
Expected option life (years)	7	7

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards. The Company has applied the shares authorized under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of June 30, 2007, there were 183,712 shares available for full value awards and 143,778 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available. Otherwise new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The Omnibus Plan does not allow the transfer of shares from the full value pool to the non-full value pool. During the three months ended June 30, 2007, 399,999 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 133,333. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2007:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2006	194,295	$16.77
Granted	108,250	16.62
Vested	(89,000)	16.23
Forfeited	(3,730)	16.41
Non-vested at June 30, 2007	209,815	$16.93

Vested but unissued at June 30, 2007	65,685	$16.70

Vested but unissued at December 31, 2006	85,296	$16.70

As of June 30, 2007, there was $3.3 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.4 years. The total fair value of awards vested during the three months ended June 30, 2007 and 2006 was $1.4 million and $1.0 million respectively, with the six months ended June 30, 2007 and 2006 at $1.5 million and $1.1 million, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended of June 30, 2007:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	($000) *

Outstanding at December 31, 2006	1,651,576	$12.86
Granted	95,200	16.65
Exercised	(86,748)	10.70
Forfeited	(6,825)	15.82
Outstanding at June 30, 2007	1,653,203	$13.18	6.1 years	$5,478

Exercisable shares at June 30, 2007	1,416,923	$12.57	5.6 years	$5,434
Vested but unexercisable shares at
June 30, 2007	8,835	$16.08	9.0 years	$ 4

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of June 30, 2007, there was $0.9 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.9 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised during the three- and six-months ended June 30, 2007 are provided in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Proceeds from stock options exercised	$787	$471	$928	$1,341
Fair value of shares received upon exercise of stock options	-	-	-	371
Tax benefit related to stock options exercised	192	307	206	1,093
Intrinsic value of stock options exercised	468	730	524	2,501

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

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2006	15,920	$17.07
Granted	277	16.39
Distributions	(1,429)	17.10
Outstanding at June 30, 2007	14,768	$16.06
Vested at June 30, 2007	14,687	$16.06

The Company recorded stock-based compensation (benefit) expense for the phantom stock plan of $(1,000) and $8,800 for the three months ended June 30, 2007 and 2006 respectively. The total fair value of the distributions from the phantom stock plan during the three months ended June 30, 2007 and 2006 was $5,700 and $3,300, respectively.

For the six months ended June 30, 2007 and 2006, the Company recorded stock-based compensation (benefit) expense for the phantom stock plan of $(11,100) and $38,800, respectively. The total fair value of the distributions from the phantom stock plan during the six months ended June 30, 2007 and 2006 was $24,400 and $67,500, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Employee Pension Plan:
Service cost	$-	$162	$-	$324
Interest cost	218	221	435	442
Amortization of unrecognized loss	33	81	67	162
Amortization of past service liability	-	-	-	-
Expected return on plan assets	(321)	(326)	(642)	(652)
Net employee pension expense	$(70)	$138	$(140)	$276

Outside Director Pension Plan:
Service cost	$13	$23	$27	$46
Interest cost	37	17	74	34
Amortization of unrecognized loss	-	4	-	8
Amortization of past service liability	36	37	71	74
Net outside director pension expense	$86	$81	$172	$162

Other Postretirement Benefit Plans:
Service cost	$31	$28	$62	$56
Interest cost	42	36	84	72
Amortization of unrecognized (gain)loss	(6)	(6)	(12)	(12)
Amortization of past service liability	(3)	(7)	(7)	(14)
Net other postretirement benefit expense	$64	$51	$127	$102

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to contribute $0.2 million and $0.1 million to the Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2007. The Company does not expect to make a contribution to the Employee Pension Plan during the year ended December 31, 2007. As of June 30, 2007, the Company has contributed $41,000 to the Outside Director Pension Plan and $24,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2007. As of June 30, 2007, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2007. As of June 30, 2007, the Company has not revised its expected contributions for the year ending December 31, 2007, with the exception of the Outside Director Plan, for which the Company now expects to contribute $0.1 million.

6.	Fair Value Measurements

Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowed funds. These financial instruments were chosen as the yield on the financial assets was a below-market yield, while the rate on the financial liabilities was an above-market rate. Management also considered the average duration of these instruments, which, for investment securities, was longer than the average for the portfolio of securities, and, for borrowings, primarily represents the longer-term borrowings of the Company. Choosing these instruments for the fair value option adjusts the carrying value of these financial assets and financial liabilities to their current fair value, and more closely aligns the financial performance of the Company with the economic value of these financial instruments. Management

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Notes to Consolidated Financial Statements

selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximate the current market rate, as management believes that these financial assets and financial liabilities approximate their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value.

The effect on the financial assets and financial liabilities selected for the fair value option as of January 1, 2007 is shown in the following table:

		Net
		Gain (Loss)
	Prior to	upon	After
	Adoption	Adoption	Adoption
	(in thousands)
Mortgage-backed securities	$138,881	$ 534	$139,415
Other securities	21,270	19	21,289
Accrued interest receivable	547	(547)	-
Other assets	561	(561)	-
Borrowed funds	(90,619)	(3,868)	(94,487)
Securities sold under agreements to repurchase	(25,000)	(581)	(25,581)
Other liabilities	(1,108)	1,108	-

Pretax cumulative effect of adoption		(3,896)

Increase in deferred tax asset		1,721

Cumulative effect on stockholders' equity		(2,175)

Reclassification from accumulated other comprehensive loss		(3,636)

Cumulative effect on retained earnings		$(5,811)

During June 2007, the Company issued two series of junior subordinated debt with contractual principal amounts of $41.2 million. The Company elected to carry this debt at fair value.

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statement of Income, at or for the three- and six-month periods ended June 30, 2007:

		Changes in Fair Values For
		Items Measured at Fair Value
	Fair	Pursuant to Election of
	Value	the Fair Value Option
	Measurements	Three Months	Six Months
	at June 30,	Ended	Ended
	2007	June 30, 2007	June 30, 2007
	(in thousands)
Mortgage-backed securities	$126,608	$(1,822)	$ (964)
Other securities	22,931	(34)	(16)
Borrowed funds	134,786	104	89
Securities sold under agreements to repurchase	25,431	1,118	1,062
Net gain (loss) from fair value adjustments		$ (634)	$ 171

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

The borrowed funds and securities sold under agreements to repurchase have contractual principal amounts, as of June 30, 2007, of $131,857,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of June 30, 2007, of $902,000 and $268,000, respectively.

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

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The early adoption of SFAS No. 159 required the early adoption of SFAS No. 157. Adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At June 30, 2006, the Company had endorsement split-dollar life insurance arrangements with thirty-one present or former employees, which currently provides approximately $5.6 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Management has not yet determined the effect of the adoption of Issue No. 06-4 on its financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

GENERAL

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC”. The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Bank conducts its business through fourteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its internet banking division, “iGObanking.comTM”. The Bank opened two new branch offices in Forest Hills and Flushing, Queens during the quarter ended March 31, 2007. The Bank also owns Flushing Commercial Bank, a limited-purpose commercial bank formed for the sole purpose of attracting governmental deposits. The operating results of Flushing Commercial Bank have not been significant. The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities.

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

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED

JUNE 30, 2007 AND 2006

General. Net income declined $0.6 million, or 11.6%, to $4.8 million for the three months ended June 30, 2007 from $5.4 million for the three months ended June 30, 2006. Diluted earnings per share was $0.24, a decrease of $0.06, or 20.0% for the three months ended June 30, 2007 from $0.30 for the three months ended June 30, 2006. The return on average assets was 0.64% for the three months ended June 30, 2007, as compared to 0.89% for the three months ended June 30, 2006, while the return on average equity was 8.78% for the three months ended June 30, 2007 and 12.18% for the three months ended June 30, 2006.

Interest Income. Total interest and dividend income increased $9.8 million, or 26.2%, to $47.4 million for the three months ended June 30, 2007 from $37.5 million for the three months ended June 30, 2006. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $483.5 million to $2,810.4 million, combined with a 29 basis point increase in the yield of interest-earning assets to 6.74% for the three months ended June 30, 2007 from 6.45% for the quarter ended June 30, 2006. The increase in the yield of interest-earning assets is primarily due to an increase of $511.0 million in the average balance of the loan portfolio to $2,485.3 million, combined with an $11.8 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased 16 basis points to 6.95% for the three months ended June 30, 2007 from 6.79% for the three months ended June 30, 2006. This increase is due to the average rate on new loans originated since June 30, 2006 being above the average rate on the loan portfolio during this period. The average note rate on mortgage loans originated in the current quarter was 6.98%. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense. Interest expense increased $8.4 million, or 40.3%, to $29.3 million for the three months ended June 30, 2007 from $20.9 million for the three months ended June 30, 2006. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings through June 2006. Although the overnight rate remained at 5.25% since June 2006, the prior increases resulted in an increase in our cost of funds. Certificates of deposit, savings accounts and money market accounts increased 64 basis points, 81 basis points and 55 basis points, respectively, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, resulting in an increase in the cost of deposits of 65 basis points to 4.13% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The cost of borrowed funds also increased 35 basis points to 4.97% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This was combined with the increase in the average balance of certificates of deposit of $200.7 million, while the average balance of borrowed funds increased $175.4 million. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $105.1 million.

Net Interest Income. For the three months ended June 30, 2007, net interest income was $18.1 million, an increase of $1.4 million, or 8.5%, from $16.7 million for the three months ended June 30, 2006. An increase in the average balance of interest-earning assets of $483.5 million, to $2,810.4 million, was offset by a decrease in the net interest spread of 27 basis points to 2.35% for the quarter ended June 30, 2007 from 2.62% for the comparable period in 2006. The yield on interest-earning assets increased 29 basis points to 6.74% for the three months ended June 30, 2007 from 6.45% in the three months ended June 30, 2006. However, this was more than offset by an increase in the cost of funds of 56 basis points to 4.39% for the three months ended June 30, 2007 from 3.83% for the comparable prior year period. The net interest margin decreased 29 basis points to 2.57% for the three months ended June 30, 2007 from 2.86% for the three months ended June 30, 2006. Excluding prepayment penalty income, the net interest margin would have been 2.38% and 2.69% for the three-month periods ended June 30, 2007 and 2006, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Provision for Loan Losses. There was no provision for loan losses for either of the three-month periods ended June 30, 2007 and 2006. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $185,000 for the three months ended June 30, 2007, compared to net recoveries of $1,000 for the comparable period in 2006. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, one-to-four family mixed-use property mortgage loans, and commercial business loans, no provision for loan losses was deemed necessary for either of the three-month periods ended June 30, 2007 and 2006. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $0.2 million, or 6.1%, for the three months ended June 30, 2007 to $2.7 million, as compared to $2.6 million for the quarter ended June 30, 2006. This was attributed to increases of $0.3 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.2 million in miscellaneous fees from loans which paid-in-full prior to maturity, and $0.3 million in Other Income, partially offset by a $0.6 million charge attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159.

Non-Interest Expense. Non-interest expense was $13.3 million for the three months ended June 30, 2007, an increase of $2.9 million, or 27.9%, from $10.4 million for the three months ended June 30, 2006. The increase from the comparable prior year period is primarily attributed to increases of: $1.4 million in employee salary and benefit expenses related to additional employees primarily related to five additional branches, additional employees for the business banking initiative and the internet banking division, $0.3 million in occupancy and equipment costs primarily related to increased rental expense, $0.2 million in depreciation primarily due to five additional locations, $0.2 million in professional services, $0.2 million in data processing expense, and $0.4 million in other operating expenses primarily related to the additional branches and employees. The efficiency ratio was 61.9% and 54.0% for the three month periods ended June 30, 2007 and 2006, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $1.3 million, or 15.0%, to $7.5 million for the three months ended June 30, 2007 from $8.9 million for the three months ended June 30, 2006, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.7 million, to $2.8 million, for the three months ended June 30, 2007 as compared to $3.5 million for the three months ended June 30, 2006. This decrease was primarily due to lower pre-tax income for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The effective tax rate was 36.5% and 39.0% for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items, primarily BOLI income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

General. Net income declined $1.2 million, or 10.2%, to $10.2 million for the six months ended June 30, 2007 from $11.3 million for the six months ended June 30, 2006. Diluted earnings per share was $0.51, a decrease of $0.12, or 19.0% for the six months ended June 30, 2007 from $0.63 for the six months ended June 30, 2006. The return on average assets was 0.70% for the six months ended June 30, 2007, as compared to 0.94% for the six months ended June 30, 2006, while the return on average equity was 9.40% for the six months ended June 30, 2007 and 12.79% for the six months ended June 30, 2006.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $18.4 million, or 25.0%, to $92.2 million for the six months ended June 30, 2007 from $73.8 million for the six months ended June 30, 2006. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $462.4 million to $2,759.9 million, combined with a 26 basis point increase in the yield of interest-earning assets to 6.68% for the six months ended June 30, 2007 from 6.42% for the six months ended June 30, 2006. The increase in the yield of interest-earning assets is primarily due to an increase of $485.8 million in the average balance of the loan portfolio to $2,429.2 million, combined with a $11.9 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased 12 basis points to 6.89% for the six months ended June 30, 2007 from 6.77% for the six months ended June 30, 2006. This increase is due to the average rate on new loans originated since June 30, 2006 being above the average rate on the loan portfolio during this period. The average note rate on mortgage loans originated in the current quarter was 6.99%. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 15 basis points for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense. Interest expense increased $16.6 million, or 41.3%, to $56.8 million for the six months ended June 30, 2007 from $40.2 million for the six months ended June 30, 2006. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve increasing overnight rates for seventeen consecutive meetings through June 2006. Although the overnight rate remained at 5.25% since June 2006, the prior increases resulted in an increase in our cost of funds. Certificates of deposit, savings accounts and money market accounts increased 69 basis points, 63 basis points and 78 basis points, respectively, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, resulting in an increase in the cost of deposits of 71 basis points to 4.06% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The cost of borrowed funds also increased 34 basis points to 4.91% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was combined with the increase in the average balance of certificates of deposit of $208.3 million, while the average balance of borrowed funds increased $157.4 million. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $98.3 million.

Net Interest Income. For the six months ended June 30, 2007, net interest income was $35.4 million, an increase of $1.8 million, or 5.4%, from $33.6 million for the six months ended June 30, 2006. An increase in the average balance of interest-earning assets of $462.4 million, to $2,759.9 million, was offset by a decrease in the net interest spread of 34 basis points to 2.35% for the quarter ended June 30, 2007 from 2.69% for the comparable period in 2006. The yield on interest-earning assets increased 26 basis points to 6.68% for the six months ended June 30, 2007 from 6.42% in the six months ended June 30, 2006. However, this was more than offset by an increase in the cost of funds of 60 basis points to 4.33% for the six months ended June 30, 2007 from 3.73% for the comparable prior year period. The net interest margin decreased 36 basis points to 2.56% for the six months ended June 30, 2007 from 2.92% for the six months ended June 30, 2006. Excluding prepayment penalty income, the net interest margin would have been 2.42% and 2.76% for the six-month periods ended June 30, 2007 and 2006, respectively.

Provision for Loan Losses. There was no provision for loan losses for either of the six-month periods ended June 30, 2007 and 2006. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $258,000 for the six months ended June 30, 2007, compared to net recoveries of $10,000 for the comparable period in 2006. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, one-to-four family mixed-use property mortgage loans, and commercial business loans, no provision for loan losses was deemed necessary for either of the six-month periods ended June 30, 2007 and 2006. See “-ALLOWANCE FOR LOAN LOSSES”.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Non-Interest Income. Non-interest income increased $1.6 million, or 33.4%, for the six months ended June 30, 2007 to $6.4 million, as compared to $4.8 million for the six months ended June 30, 2006. This was attributed to increases of: $0.2 million on BOLI due to the purchase of additional BOLI, $0.5 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.3 million in miscellaneous fees from loans which paid-in-full prior to maturity, $0.6 million in Other Income, and $0.2 million attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159.

Non-Interest Expense. Non-interest expense was $25.8 million for the six months ended June 30, 2007, an increase of $6.0 million, or 30.2%, from $19.8 million for the six months ended June 30, 2006. The increase from the comparable prior year period is primarily attributed to increases of: $2.8 million in employee salary and benefit expenses related to additional employees primarily related to five additional branches, additional employees for the business banking initiative and the internet banking division, $0.9 million in occupancy and equipment costs primarily related to increased rental expense, $0.5 million in depreciation primarily due to five additional locations, $0.5 million in professional services, $0.4 million in data processing expense, and $1.0 million in other operating expenses primarily related to the additional branches and employees. The efficiency ratio was 62.1% and 51.8% for the six month periods ended June 30, 2007 and 2006, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $2.6 million, or 13.9%, to $16.0 million for the six months ended June 30, 2007 from $18.6 million for the six months ended June 30, 2006, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $1.4 million, to $5.8 million, for the six months ended June 30, 2007 as compared to $7.2 million for the six months ended June 30, 2006. This decrease was primarily due to lower pre-tax income for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The effective tax rate was 36.3% and 39.0% for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items, primarily BOLI income.

FINANCIAL CONDITION

Effective January 1, 2007, the Company elected the early adoption of SFAS No. 157 and SFAS No. 159 (see Notes 6 and 7 of Notes to Consolidated Financial Statements). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption, the Company selected the fair value measurement option for various pre-existing financial assets and financial liabilities, including mortgage-backed securities with a fair value of $139.4 million, mutual funds with a fair value of $20.6 million, common stock with a fair value of $0.6 million, FHLB borrowings with a fair value of $98.8 million, and junior subordinated debt (commonly known as trust preferred securities) with a fair value of $21.3 million. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. The initial fair value measurement of these items resulted in a reduction of stockholders’ equity of $2.2 million as of January 1, 2007. This one-time charge is comprised of a $5.8 million cumulative-effect adjustment, net of tax, recorded as a reduction of retained earnings, partially offset by a $3.6 million reduction in accumulated other comprehensive loss related to the election of the fair value option for certain investment securities. The Bank’s regulatory capital was reduced $5.4 million as of January 1, 2007 as a result of the adoption of SFAS No. 159. The Company believes that electing the fair value option will enable better management of interest-rate risk, and allow a better reaction to changes in interest rates. During the quarter ended June 30, 2007, the Company elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a fair value of $41.4 million that was issued during June 2007.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Assets. At June 30, 2007, total assets were $3,042.0 million, an increase of $205.5 million, or 7.2%, from $2,836.5 million at December 31, 2006. Total loans, net increased $222.4 million, or 9.6%, during the six months ended June 30, 2007 to $2,547.1 million from $2,324.7 million at December 31, 2006. At June 30, 2007, loans in process totaled $281.4 million, compared to $185.3 million at June 30, 2006 and $291.9 million at December 31, 2006.

Loan originations and purchases were at a record level for a quarter as demand for our loan products remained strong. The following table shows loan originations and purchases for the periods indicated. The table excludes loans acquired in the purchase of Atlantic Liberty Financial Corporation on June 30, 2006.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2007	2006	2007	2006
Multi-family residential (1)	$55,941	$30,629	$113,599	$64,659
Commercial real estate (2)	62,032	32,070	100,706	74,327
One-to-four family – mixed-use property	48,180	33,516	91,734	66,318
One-to-four family – residential	10,293	2,357	17,538	6,516
Construction (3)	14,276	16,723	25,376	31,327
Commercial business and other loans	22,811	25,184	48,293	37,178
Total	$213,533	$140,479	$397,246	$280,325

(1)	Includes purchases of $8,717,000 in the six months ended June 30, 2007.
(2)	Includes purchases of $427,000 in the six months ended June 30, 2007.
(3)	Includes purchases of $1,980,000 in the six months ended June 30, 2006.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $6.5 million at June 30, 2007 compared to $3.1 million at December 31, 2006 and $2.4 million at June 30, 2006. Included in non-performing assets at June 30, 2007 is a loan for $2.9 million, which management expects to be paid-in-full during the third quarter as the borrower has a commitment to refinance the loan. Total non-performing assets as a percentage of total assets was 0.21% at June 30, 2007 compared to 0.11% at December 31, 2006 and 0.09% as of June 30, 2006. The ratio of allowance for loan losses to total non-performing loans was 105% at June 30, 2007, compared to 226% at December 31, 2006 and 301% at June 30, 2006.

During the six months ended June 30, 2007, mortgage-backed securities decreased $21.4 million to $267.5 million, while other securities decreased $4.1 million to $37.6 million. Principal repayments on the securities portfolio during the first half of 2007 have been reinvested in higher yielding loans. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $2,818.0 million at June 30, 2007, an increase of $199.9 million, or 7.6%, from December 31, 2006. During the six months ended June 30, 2007, due to depositors increased $179.9 million to $1,924.3 million, primarily as a result of an increase of $78.0 million in certificates of deposit, of which $39.2 million were new brokered deposits, while core deposits increased $101.9 million. Borrowed funds increased $15.8 million. During June 2007, the Company issued junior subordinated debt with a face amount of $41.2 million. Following the end of the quarter, the Company issued an additional $20.6 million of junior subordinated debt, and called junior subordinated debt with a face amount of $20.6 million that was issued in 2002. The $61.8 million of junior subordinated debt was issued with a weighted average fixed rate of interest for the first five years of 6.96%, and then adjusts quarterly at a weighted average rate equal to three month LIBOR plus 142 basis points. The junior subordinated debt that was called in July adjusted quarterly at a rate equal to three month LIBOR plus 365 basis points. In July 2007, the Company used $30.0 million of the funds obtained from issuing this debt to increase its investment in the Bank, thereby increasing the Bank’s regulatory capital to support further asset growth. In addition, mortgagors’ escrow deposits increased $6.3 million during the six months ended June 30, 2007.

Equity. Total stockholders’ equity increased $5.6 million, or 2.6%, to $224.0 million at June 30, 2007 from $218.4 million at December 31, 2006. Net income of $10.2 million for the six months ended June 30, 2007 was partially

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

offset by a net after tax decrease of $0.9 million on the market value of securities available for sale, $0.6 million in treasury shares purchased through the Company’s stock repurchase program, a $2.2 million charge related to the adoption of SFAS No. 159, and $4.7 million of cash dividends declared and paid during the six months ended June 30, 2007. The exercise of stock options increased stockholders’ equity by $1.1 million, including the income tax benefit realized by the Company upon the exercise of the options. An adjustment to the purchase price of Atlantic Liberty Financial Corporation, relating to stock options, increased stockholders’ equity by $1.3 million. Goodwill also increased $1.3 million for this adjustment. Book value per share was $10.54 at June 30, 2007, compared to $10.34 per share at December 31, 2006 and $9.86 per share at June 30, 2006.

Under its current stock repurchase program, the Company repurchased 38,000 shares during the six months ended June 30, 2007, at a total cost of $0.6 million, or an average of $16.52 per share. At June 30, 2007, 362,050 shares remain to be repurchased under the current stock repurchase program. Through June 30, 2007, the Company had repurchased approximately 48% of the common shares issued in connection with the Company’s initial public offering at a cost of $118.6 million.

Cash flow. During the six months ended June 30, 2007, funds provided by the Company's operating activities amounted to $12.5 million. These funds, together with $193.3 million provided by financing activities, were utilized to fund net investing activities of $200.9 million. The Company's primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the six months ended June 30, 2007, the net total of loan originations and purchases less loan repayments and sales was $222.2 million. Funds were provided by an increase of $179.4 million in due to depositors, an increase of $6.3 million in escrow deposits, an increase of $12.2 million in borrowings, and $23.4 million net decrease from maturities, prepayments, sales and purchases of securities available for sale. Additional funds of $0.9 million were provided through the exercise of stock options. The Company also used funds of $1.0 million for treasury stock repurchases and $4.7 million for dividend payments during the six months ended June 30, 2007.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2007. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2007, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2007.

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-3.30%	9.77%	8.99%
-100 Basis points	0.46	8.30	8.87
Base interest rate	0.00	0.00	8.19
+100 Basis points	-5.12	-6.96	7.62
+200 Basis points	-8.59	-18.19	6.70

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2007, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2007.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$200,562	6.66%
Requirement	45,174	1.50
Excess	155,388	5.16

Leverage and Core Capital:
Capital level	$200,562	6.66%
Requirement	90,348	3.00
Excess	110,214	3.66

Risk-Based Capital:
Capital level	$207,361	10.36%
Requirement	160,116	8.00
Excess	47,245	2.36

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended June 30, 2007 and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2007				2006
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance (2)	Interest (2)	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,397,978	$41,667	6.95%		$1,927,902	$32,745	6.79%
Other loans, net (1)	87,280	1,700	7.79		46,307	839	7.25
Total loans, net	2,485,258	43,367	6.98		1,974,209	33,584	6.80
Mortgage-backed securities	275,818	3,361	4.87		290,519	3,255	4.48
Other securities	42,631	563	5.28		39,758	449	4.52
Total securities	318,449	3,924	4.93		330,277	3,704	4.49
Interest-earning deposits and
federal funds sold	6,697	80	4.78		22,460	258	4.59
Total interest-earning assets	2,810,404	47,371	6.74		2,326,946	37,546	6.45
Other assets	161,534				110,275
Total assets	$2,971,938				$2,437,221

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$299,607	1,721	2.30		$258,537	965	1.49
NOW accounts	57,077	195	1.37		39,442	48	0.49
Money market accounts	272,067	2,848	4.19		225,655	2,054	3.64
Certificate of deposit accounts	1,163,421	14,109	4.85		962,704	10,143	4.21
Total due to depositors	1,792,172	18,873	4.21		1,486,338	13,210	3.56
Mortgagors' escrow accounts	38,442	16	0.17		34,004	14	0.16
Total deposits	1,830,614	18,889	4.13		1,520,342	13,224	3.48
Borrowed funds	838,106	10,412	4.97		662,737	7,661	4.62
Total interest-bearing liabilities	2,668,720	29,301	4.39		2,183,079	20,885	3.83
Non interest-bearing deposits	65,958				59,555
Other liabilities	19,503				17,121
Total liabilities	2,754,181				2,259,755
Equity	217,757				177,466
Total liabilities and equity	$2,971,938				$2,437,221

Net interest income /
net interest rate spread		$18,070	2.35%			$16,661	2.62%

Net interest-earning assets /
net interest margin	$141,684		2.57%		$143,867		2.86%

Ratio of interest-earning assets to
interest-bearing liabilities			1.05	X			1.07	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.3 million and $1.0 million for the three-month periods ended June 30, 2007 and 2006, respectively.

(2)

The average balances shown in this table for the three months ended June 30, 2006 do not include amounts from the acquisition of Atlantic Liberty, which was completed after the close of business on June 30, 2006, as no income or expense was recorded during the three months ended June 30, 2006.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six-month periods ended June 30, 2007 and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2007				2006
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance (2)	Interest (2)	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,349,576	$80,931	6.89%		$1,905,284	$64,465	6.77%
Other loans, net (1)	79,666	3,100	7.78		38,141	1,384	7.26
Total loans, net	2,429,242	84,031	6.92		1,943,425	65,849	6.78
Mortgage-backed securities	280,547	6,834	4.87		296,426	6,647	4.48
Other securities	42,608	1,118	5.25		38,589	834	4.32
Total securities	323,155	7,952	4.92		335,015	7,481	4.47
Interest-earning deposits and
federal funds sold	7,520	179	4.76		19,098	428	4.48
Total interest-earning assets	2,759,917	92,162	6.68		2,297,538	73,758	6.42
Other assets	161,671				105,859
Total assets	$2,921,588				$2,403,397

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$287,006	3,012	2.10		$263,008	1,928	1.47
NOW accounts	52,600	289	1.10		39,931	98	0.49
Money market accounts	262,617	5,332	4.06		201,024	3,292	3.28
Certificate of deposit accounts	1,151,674	27,637	4.80		943,338	19,387	4.11
Total due to depositors	1,753,897	36,270	4.14		1,447,301	24,705	3.41
Mortgagors' escrow accounts	33,084	38	0.23		29,840	29	0.19
Total deposits	1,786,981	36,308	4.06		1,477,141	24,734	3.35
Borrowed funds	833,903	20,479	4.91		676,550	15,448	4.57
Total interest-bearing liabilities	2,620,884	56,787	4.33		2,153,691	40,182	3.73
Non interest-bearing deposits	65,632				56,836
Other liabilities	18,817				15,836
Total liabilities	2,705,333				2,226,363
Equity	216,255				177,034
Total liabilities and equity	$2,921,588				$2,403,397

Net interest income /
net interest rate spread		$35,375	2.35%			$33,576	2.69%

Net interest-earning assets /
net interest margin	$139,033		2.56%		$143,847		2.92%

Ratio of interest-earning assets to
interest-bearing liabilities			1.05	X			1.07	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.0 million and $1.9 million for the three-month periods ended June 30, 2007 and 2006, respectively.

(2)

The average balances shown in this table for the six months ended June 30, 2006 do not include amounts from the acquisition of Atlantic Liberty, which was completed after the close of business on June 30, 2006, as no income or expense was recorded during the six months ended June 30, 2006.

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

	For the six months ended June 30,
(In thousands)	2007	2006

Mortgage Loans

At beginning of period	$2,252,992	$1,851,251

Mortgage loans originated:
Multi-family residential	104,882	64,659
Commercial real estate	100,279	74,327
One-to-four family – mixed-use property	91,734	66,318
One-to-four family – residential	17,538	6,516
Construction	25,376	29,347
Co-operative apartments	-	-
Total mortgage loans originated	339,809	241,167

Mortgage loans purchased:
Multi-family residential	8,717	-
Commercial real estate	427	-
Construction	-	1,980
Acquisition of Atlantic Liberty loans	-	129,025

Total acquired loans	9,144	131,005

Less:
Principal and other reductions	143,000	127,685
Sales	11,922	15,508
Mortgage loan foreclosures	-	-

At end of period	$2,447,023	$2,080,230

Commercial Business and Other Loans

At beginning of period	$68,420	$28,601

Other loans originated:
Small Business Administration	6,654	10,730
Small business (1)	40,734	25,824
Other	905	624
Total other loans originated	48,293	37,178

Less:
Principal and other reductions	18,122	6,208
Sales	4,291	4,820
Elimination of loan to Atlantic Liberty	-	11,500

At end of period	$94,300	$43,251

(1)	Includes an $11.5 million loan to Atlantic Liberty prior to the merger in the six months ended June 30, 2006.

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

(Dollars in thousands)	June 30, 2007	December 31, 2006

Non-accrual mortgage loans	$5,426	$2,914
Other non-accrual loans	115	212
Total non-accrual loans	5,541	3,126

Mortgage loans 90 days or more delinquent
and still accruing	753	-
Other loans 90 days or more delinquent
and still accruing	164	-
Total non-performing loans	6,458	3,126

Real estate owned (foreclosed real estate)	-	-

Total non-performing assets	$6,458	$3,126

Non-performing loans to gross loans	0.25%	0.13%
Non-performing loans to total assets	0.21%	0.11%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

The Bank has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Bank's overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Management reviews the Bank’s loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-performing loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover the Bank’s investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank's staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2002, the Bank incurred total net charge-offs of $539,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2002, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2002, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank did not consider it necessary to provide a provision for loan losses in the six-month period ended June 30, 2007. Management has concluded that the allowance is sufficient to absorb losses inherent in the loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2007	2006

Balance at beginning of period	$7,057	$6,385

Acquisition of Atlantic Liberty allowance	-	753

Provision for loan losses	-	-

Loans charged-off:
Multi-family residential	-	-
Commercial real estate	-	-
One-to-four family – mixed-use property	-	-
One-to-four family – residential	-	-
Co-operative apartments	-	-
Construction	-	-
SBA	(270)
Commercial business and other loans	(2)	-
Total loans charged-off	(272)	-

Recoveries:
Mortgage loans	9	2
SBA, commercial business and other loans	5	8
Total recoveries	14	10

Net recoveries (charge-offs)	(258)	10

Balance at end of period	$6,799	$7,148

Ratio of net charge-offs during the period to
average loans outstanding during the period	-%	-%
Ratio of allowance for loan losses to loans at end of period	0.27%	0.34%
Ratio of allowance for loan losses to non-performing
assets at end of period	105.27%	301.16%
Ratio of allowance for loan losses to non-performing
loans at end of period	105.27%	301.16%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2007.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2007	-	$-	-	362,050
May 1 to May 31, 2007	-	-	-	362,050
June 1 to June 30, 2007	1,797	16.55	-	362,050
Total	1,797	$16.55	-

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended June 30, 2007, the Company purchased 1,797 common shares from employees, at an average cost of $16.55 to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s annual meeting of stockholders held on May 15, 2007, as contemplated by the Company’s definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.

	Number of shares voted
	For	Withheld	Abstain
Election of Directors (four directors were elected to serve until the 2010 annual meeting of stockholders and until their successors were elected and qualified).

Gerard P. Tully, Sr.	16,037,627	3,273,512	-
John R. Buran	16,232,886	3,078,253	-
James D. Bennett	16,313,435	2,997,704	-
Vincent F. Nicolosi	15,979,897	3,331,242	-

Ratification of the appointment of Grant Thornton, LLP as the independent registered public accounting firm for the Company	19,060,793	125,110	125,236

ITEM 5.	OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)
10.1	Retirement and Consulting Agreement of Robert Callicutt, dated January 24, 2007. (5)
10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (6)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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

Flushing Financial Corporation,

Dated: August 9, 2007	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 9, 2007	By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
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