Form 10-Q
period 2007-09-30
FLUSHING FINANCIAL CORP
filed 2007-11-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      The number of shares of the registrant’s Common Stock outstanding as of October 31, 2007 was 21,271,561.

i

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2007	December 31, 2006

ASSETS	(Unaudited)
Cash and due from banks	$28,653	$29,251
Securities available for sale:
Mortgage-backed securities ($122,487 at fair value as of September 30, 2007)	337,638	288,851
Other securities ($23,263 at fair value as of September 30, 2007)	63,379	41,736
Loans:
Multi-family residential	960,570	870,912
Commercial real estate	608,030	519,552
One-to-four family — mixed-use property	667,738	588,092
One-to-four family — residential	162,146	161,889
Co-operative apartments	7,968	8,059
Construction	124,739	104,488
Small Business Administration	17,933	17,521
Commercial business and other	93,650	50,899
Net unamortized premiums and unearned loan fees	13,458	10,393
Allowance for loan losses	(6,824)	(7,057)

Net loans	2,649,408	2,324,748
Interest and dividends receivable	15,524	13,332
Bank premises and equipment, net	24,426	23,042
Federal Home Loan Bank of New York stock	39,384	36,160
Bank owned life insurance	41,811	40,516
Goodwill	16,127	14,818
Core deposit intangible	2,928	3,279
Other assets	21,875	20,788

Total assets	$3,241,153	$2,836,521

LIABILITIES
Due to depositors:
Non-interest bearing	$65,301	$80,061
Interest-bearing:
Certificate of deposit accounts	1,186,400	1,102,976
Savings accounts	327,069	262,980
Money market accounts	338,816	251,197
NOW accounts	61,399	47,181

Total interest-bearing deposits	1,913,684	1,664,334
Mortgagors’ escrow deposits	31,958	19,755
Borrowed funds ($135,505 at fair value as of September 30, 2007)	726,602	608,513
Securities sold under agreements to repurchase ($25,759 at fair value as of September 30, 2007)	254,659	223,900
Other liabilities	20,026	21,543

Total liabilities	3,012,230	2,618,106

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,263,640 issued and outstanding at September 30, 2007; 21,165,052 shares issued, and 21,131,274 shares outstanding, at December 31, 2006)	213	212
Additional paid-in capital	73,904	71,079
Treasury stock (none and 33,778 shares at September 30, 2007 and December 31, 2006, respectively)	—	(592)
Unearned compensation - Employee Benefit Trust	(2,306)	(2,897)
Retained earnings	159,785	156,879
Accumulated other comprehensive loss, net of taxes	(2,673)	(6,266)

Total stockholders’ equity	228,923	218,415

Total liabilities and stockholders’ equity	$3,241,153	$2,836,521

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest and dividend income
Interest and fees on loans	$44,839	$37,188	$128,870	$103,037
Interest and dividends on securities:
Interest	3,834	4,013	11,580	11,341
Dividends	165	84	371	237
Other interest income	158	188	337	616

Total interest and dividend income	48,996	41,473	141,158	115,231

Interest expense
Deposits	20,543	15,225	56,851	39,959
Other interest expense	11,117	9,024	31,596	24,472

Total interest expense	31,660	24,249	88,447	64,431

Net interest income	17,336	17,224	52,711	50,800
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	17,336	17,224	52,711	50,800

Non-interest income
Loan fee income	702	636	2,494	2,145
Banking services fee income	369	386	1,137	1,096
Net gain on sale of loans held for sale	11	158	269	518
Net gain on sale of loans	106	—	224	100
Net gain on sale of securities	—	—	—	81
Net gain from fair value adjustments	789	—	960	—
Federal Home Loan Bank of New York stock dividends	681	435	1,919	1,194
Bank owned life insurance	442	441	1,295	1,112
Other income	690	329	1,886	932

Total non-interest income	3,790	2,385	10,184	7,178

Non-interest expense
Salaries and employee benefits	5,765	5,318	18,146	14,885
Occupancy and equipment	1,635	1,580	4,868	3,950
Professional services	1,131	965	3,522	2,899
Data processing	861	681	2,572	1,975
Depreciation and amortization of premises and equipment	597	439	1,794	1,170
Other operating expenses	2,117	2,195	7,006	6,116

Total non-interest expense	12,106	11,178	37,908	30,995

Income before income taxes	9,020	8,431	24,987	26,983

Provision for income taxes
Federal	2,658	2,574	7,620	8,378
State and local	635	545	1,473	1,976

Total taxes	3,293	3,119	9,093	10,354

Net income	$5,727	$5,312	$15,894	$16,629

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	$712	$3,529	$(142)	$35
Reclassification adjustments for gains included in income	—	—	—	(49)
Amortization of net acturarial losses	19	—	49	—
Amortization of prior service costs	14	—	50	—

Net other comprehensive income (loss)	745	3,529	(43)	(14)

Comprehensive net income	$6,472	$8,841	$15,851	$16,615

Basic earnings per share	$0.29	$0.27	$0.81	$0.91
Diluted earnings per share	$0.29	$0.27	$0.80	$0.89
Dividends per share	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,

(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$15,894	$16,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	1,794	1,170
Origination of loans held for sale	(7,513)	(7,006)
Proceeds from sale of loans held for sale	7,782	7,602
Net gain on sale of loans held for sale	(269)	(518)
Net gain on sales of loans	(224)	(100)
Net gain on sales of securities	—	(81)
Fair value adjustment for financial assets and financial liabilities	(960)	—
Amortization of unearned premium, net of accretion of unearned discount	1,317	1,052
Stock-based compensation expense	1,669	1,936
Deferred compensation	(790)	(193)
Amortization of core deposit intangibles	351	117
Excess tax benefits from stock-based payment arrangements	(229)	(1,303)
Deferred income tax expense	631	633
Net change in other assets and liabilities	(3,268)	(1,194)

Net cash provided by operating activities	16,185	18,744

INVESTING ACTIVITIES
Purchases of bank premises and equipment	(3,178)	(4,616)
Net purchases of Federal Home Loan Bank of New York shares	(3,224)	(909)
Purchases of securities available for sale	(147,974)	(49,753)
Proceeds from sales and calls of securities available for sale	769	45,547
Proceeds from maturities and prepayments of securities available for sale	77,726	39,338
Net originations and repayment of loans	(328,223)	(242,709)
Purchases of loans	(9,144)	(5,080)
Proceeds from sale of loans	2,050	8,695
Proceeds from sale of delinquent loans	10,874	7,766
Purchase of bank owned life insurance	—	(10,000)
Cash used to acquire Atlantic Liberty Financial Corporation	—	(14,663)
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	—	3,401

Net cash used in investing activities	(400,324)	(222,983)

(Continued) The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statements of Cash Flows (Continued) (Unaudited)

	For the nine months ended September 30,

(In thousands)	2007	2006

FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing deposits	(14,760)	4,943
Net increase in interest-bearing deposits	248,681	152,432
Net increase in mortgagors’ escrow deposits	12,203	7,552
Net proceeds from short-term borrowed funds	5,000	32,500
Proceeds from long-term borrowings	322,757	120,000
Repayment of long-term borrowings	(183,542)	(113,071)
Purchases of treasury stock	(1,051)	(5,572)
Excess tax benefits from stock-based payment arrangements	229	1,303
Proceeds from issuance of common stock upon exercise of stock options	1,063	2,040
Cash dividends paid	(7,039)	(6,042)

Net cash provided by financing activities	383,541	196,085

Net decrease in cash and cash equivalents	(598)	(8,154)
Cash and cash equivalents, beginning of period	29,251	26,754

Cash and cash equivalents, end of period	$28,653	$18,600

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$87,599	$62,205
Income taxes paid	8,429	5,848
Taxes paid if excess tax benefits were not tax deductible	8,658	7,151
Fair value of assets acquired	—	185,545
Fair value of liabilities assumed	—	144,325
Common shares issued in exchange for Atlantic Liberty common shares	—	26,557

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(Dollars in thousands)	For the nine months ended September 30, 2007

Common Stock
Balance, beginning of period	$212
Issuance upon exercise of stock options (70,375 common shares)	1
Shares issued upon vesting of restricted stock unit awards (28,213 common shares)	—

Balance, end of period	$213

Additional Paid-In Capital
Balance, beginning of period	$71,079
Adjustment to purchase price of Atlantic Liberty Financial Corportation	1,308
Award of common shares released from Employee Benefit Trust (4,810 common shares)	63
Shares issued upon vesting of restricted stock unit awards (64,268 common shares)	486
Issuance upon exercise of stock options (70,555 common shares)	748
Forfeiture of restricted stock awards (690 common shares)	8
Stock-based compensation activity, net	(17)
Stock-based income tax benefit	229

Balance, end of period	$73,904

Treasury Stock
Balance, beginning of period	$(592)
Purchases of common shares outstanding (38,000 common shares)	(627)
Issuance upon exercise of stock options (26,721 common shares)	453
Repurchase of restricted stock awards to satisfy tax obligations (25,469 common shares)	(424)
Forfeiture of restricted stock awards (690 common shares)	(8)
Shares issued upon vesting of restricted stock unit awards (71,216 common shares)	1,198

Balance, end of period	$—

Unearned Compensation
Balance, beginning of period	$(2,897)
Release of shares from Employee Benefit Trust (173,603 common shares)	591

Balance, end of period	$(2,306)

Retained Earnings
Balance, beginning of period	$156,879
Net income	15,894
Cumulative adjustment related to the adoption of SFAS No. 159	(5,811)
Cash dividends declared and paid	(7,039)
Shares issued upon vesting of restricted stock unit awards (35,161 common shares)	(30)
Stock options exercised (26,541 common shares)	(108)

Balance, end of period	$159,785

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,266)
Cumulative adjustment related to the adoption of SFAS No. 159, net of taxes of approximately $2,875	3,636
Change in net unrealized loss on securities available for sale, net of taxes of approximately ($341)	(142)
Amortization of actuarial gains (losses), net of taxes of approximately $39	49
Amortization of prior service costs, net of taxes of approximately $39	50

Balance, end of period	$(2,673)

Total Stockholders’ Equity	$228,923

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

3.             Earnings Per Share

Basic earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Earnings per share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands, except per share data)	2007	2006	2007	2006

Net income	$5,727	$5,312	$15,894	$16,629
Divided by:
Weighted average common shares outstanding	19,673	19,452	19,592	18,349
Weighted average common stock equivalents	218	300	237	296
Total weighted average common shares and common stock equivalents	19,891	19,752	19,829	18,645
Basic earnings per share	$0.29	$0.27	$0.81	$0.91
Diluted earnings per share	$0.29	$0.27	$0.80	$0.89
Dividends per share	$0.12	$0.11	$0.36	$0.33
Dividend payout ratio	41.38%	40.74%	44.44%	36.26%

Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. Options to purchase 552,325 shares at an average exercise price of $17.35 and 292,300 shares at an average exercise price of $18.03, were not included in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively. Unvested restricted stock and restricted stock unit awards totaling 183,646 shares at an average market price on date of grant of $17.06, and 70,803 shares at an average market price on date of grant of $18.29 were not included in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, respectively. Options to purchase 486,475 shares at an average exercise price of $17.47 and 292,300 shares at an average exercise price of $18.03 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively. Unvested restricted stock and restricted stock unit awards totaling 151,446 shares at an average market price on date of grant of $17.19 and 78,003 shares at an average market price on date of grant of $18.18 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three-month period ending September 30, 2007, there were awards of 2,700 options shares of restricted stock units, while for the nine-month period ended September 30, 2007, there were 95,200 stock options granted and awards of 110,950 shares of restricted stock units. For the three-month period ending September 30, 2006 there were 2,000 stock options granted and awards of 1,000 shares of restricted stock units, while in the nine-month period ended September 30, 2006, there were 133,475 stock options granted and awards of 121,425 shares of restricted stock units.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated and exclude the Atlantic Liberty stock options. There were no stock option grants awarded in the three-month period ended September 30, 2007.

	For the three months ended September 30,		For the nine months ended September 30,

	2007	2006	2007	2006

Dividend yield	n.a.	3.21%	3.60%	3.38%
Expected volatility	n.a.	29.31%	28.75%	29.31%
Risk-free interest rate	n.a.	5.10%	5.03%	5.10%
Expected option life (years)	n.a.	7	7	7

The Holding Company acquired Atlantic Liberty Financial Corporation (“Atlantic Liberty”) on June 30, 2006. Holders of Atlantic Liberty stock options had the election to convert their options to Holding Company options or receive cash for the difference between their option price and $24.00. Holders of 148,734 Atlantic Liberty options, with an exercise price of $18.50, elected to receive 212,687 Holding Company options with an exercise price of $12.94. This is considered a modification under SFAS 123R. No additional expense was recognized as the fair value of these options after this modification is less than the fair value before the modification, as the time period in which they can be exercised, and therefore their expected life, was reduced. The following are the significant assumptions relating to the valuation of the Atlantic Liberty stock options upon modification.

2006

Dividend yield	3.71%
Expected volatility	29.31%
Risk-free interest rate	5.13%
Expected option life (years)	3

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards. The Company has applied the shares authorized under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of September 30, 2007, there were 188,008 shares available for full value awards and 148,988 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available. Otherwise new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The Omnibus Plan does not allow the transfer of shares from the full value pool to the non-full value pool. During the nine months ended September 30, 2007, 399,999 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 133,333. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2007:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2006	194,295	$16.77
Granted	110,950	16.62
Vested	(102,435)	16.30
Forfeited	(10,590)	16.58

Non-vested at September 30, 2007	192,220	$16.95

Vested but unissued at September 30, 2007	78,785	$16.70

Vested but unissued at December 31, 2006	85,296	$16.70

As of September 30, 2007, there was $2.9 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.3 years. The total fair value of awards vested during the three months ended September 30, 2007 and 2006 was $0.2 million and $0.1 million respectively, with the nine months ended September 30, 2007 and 2006 at $1.7 million and $1.2 million, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended of September 30, 2007:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2006	1,651,576	$12.86
Granted	95,200	16.65
Exercised	(97,096)	10.95
Forfeited	(12,035)	16.03

Outstanding at September 30, 2007	1,637,645	$13.17	5.8 years	$6,289

Exercisable shares at September 30, 2007	1,413,155	$12.59	5.4 years	$6,203

Vested but unexercisable shares at September 30, 2007	17,965	$16.04	8.7 years	$14

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of September 30, 2007, there was $0.8 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.7 years. The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised during the three- and nine-months ended September 30, 2007 and 2006 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2007	2006	2007	2006

Proceeds from stock options exercised	$135	$699	$1,063	$2,040
Fair value of shares received upon exercise of stock options	—	—	—	371
Tax benefit related to stock options exercised	13	157	219	1,250
Intrinsic value of stock options exercised	29	532	553	2,033
Grant date fair value at weighted average	n.a.	4.86	4.30	5.52

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

PART I – FINANCIAL INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES Notes to Consolidated Financial Statements

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2006	15,920	$17.07
Granted	376	16.49
Distributions	(2,262)	16.76

Outstanding at September 30, 2007	14,034	$16.80

Vested at September 30, 2007	13,952	$16.80

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $12,100 and $(4,900) for the three months ended September 30, 2007 and 2006 respectively. The total fair value of the distributions from the phantom stock plan during the three months ended September 30, 2007 and 2006 was $13,500 and $3,300, respectively.

For the nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense for the phantom stock plan of $1,000 and $33,900, respectively. The total fair value of the distributions from the phantom stock plan during the nine months ended September 30, 2007 and 2006 was $37,900 and $70,800, respectively.

5.             Pension and Other Postretirement Benefit Plans

The following table sets forth the components of net expense for the pension and other postretirement benefit plans.

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2007	2006	2007	2006

Employee Pension Plan:
Service cost	$—	$162	$—	$486
Interest cost	218	221	654	663
Amortization of unrecognized loss	33	81	99	243
Amortization of past service liability	—	—	—	—
Expected return on plan assets	(321)	(326)	(963)	(978)

Net employee pension expense	$(70)	$138	$(210)	$414

Outside Director Pension Plan:
Service cost	$13	$23	$39	$69
Interest cost	37	17	111	51
Amortization of unrecognized loss	—	4	—	12
Amortization of past service liability	36	37	108	111

Net outside director pension expense	$86	$81	$258	$243

Other Postretirement Benefit Plans:
Service cost	$31	$28	$93	$84
Interest cost	42	36	126	108
Amortization of unrecognized (gain)loss	(6)	(6)	(18)	(18)
Amortization of past service liability	(3)	(7)	(9)	(21)

Net other postretirement benefit expense	$64	$51	$192	$153

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006 that it expects to contribute $0.2 million and $0.1 million to the Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ended December 31, 2007. The Company does not expect to make a contribution to the Employee Pension Plan during the year ended December 31, 2007. As of September 30, 2007, the Company has contributed $60,000 to the Outside Director Pension Plan and $36,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2007. As of September 30, 2007, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2007. As of September 30, 2007, the Company has not revised its expected contributions for the year ending December 31, 2007, with the exception of the Outside Director Plan, for which the Company now expects to contribute $0.1 million.

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

In July 2007, the Company issued junior subordinated debt with a face amount of $20.6 million, and called junior subordinated debt with a face amount of $20.6 million that was issued in 2002. This is in addition to the second quarter issuance of junior subordinated debt with a face amount of $41.2 million that the Company has elected to carry at fair value.

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statement of Income, at or for the three- and nine-month periods ended September 30, 2007:

		Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Fair Value
	Measurements at September 30, 2007	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

	(in thousands)
Mortgage-backed securities	$122,487	$1,864	$1,005
Other securities	23,263	59	(62)
Borrowed funds	135,505	(810)	195
Securities sold under agreements to repurchase	25,759	(324)	(178)

Net gain from fair value adjustments		$789	$960

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

The borrowed funds and securities sold under agreements to repurchase have contractual principal amounts, as of September 30, 2007, of $131,857,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of September 30, 2007, of $812,000 and $272,000, respectively.

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

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At September 30, 2006, the Company had endorsement split-dollar life insurance arrangements with thirty-one present or former employees, which currently provides approximately $6.0 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Management has not yet determined the effect of the adoption of Issue No. 06-4 on its financial statements.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

General.   Net income increased $0.4 million, or 7.8%, to $5.7 million for the three months ended September 30, 2007 from $5.3 million for the three months ended September 30, 2006. Diluted earnings per share was $0.29, an increase of $0.02, or 7.4% for the three months ended September 30, 2007 from $0.27 for the three months ended September 30, 2006. The return on average assets was 0.74% for the three months ended September 30, 2007, as compared to 0.79% for the three months ended September 30, 2006, while the return on average equity was 10.29% for the three months ended September 30, 2007 and 10.21% for the three months ended September 30, 2006.

Interest Income.   Total interest and dividend income increased $7.5 million, or 18.1%, to $49.0 million for the three months ended September 30, 2007 from $41.5 million for the three months ended September 30, 2006. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $397.4 million to $2,929.8 million, combined with a 14 basis point increase in the yield of interest-earning assets to 6.69% for the three months ended September 30, 2007 from 6.55% for the three months ended September 30, 2006. The increase in the yield of interest-earning assets is primarily due to an increase of $432.8 million in the average balance of the loan portfolio to $2,598.4 million, combined with a $33.4 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased one basis point to 6.86% for the three months ended September 30, 2007 from 6.85% for the three months ended September 30, 2006. The average note rate on mortgage loans originated in the current quarter was 7.16%. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense.  Interest expense increased $7.4 million, or 30.6%, to $31.7 million for the three months ended September 30, 2007 from $24.2 million for the three months ended September 30, 2006. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Open Market Committee (“FOMC”) increasing overnight rates for seventeen consecutive meetings through June 2006. Although the FOMC reduced the overnight rate by 50 basis points in September 2007, the prior increases resulted in an increase in our cost of funds as new deposits were obtained at rates higher than the average rate on existing deposits. Certificates of deposit, savings accounts and money market accounts increased 51 basis points, 109 basis points and 30 basis points, respectively, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, resulting in an increase in the cost of deposits of 59 basis points to 4.30% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The cost of borrowed funds also increased 22 basis points to 5.08% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This was combined with increases in the average balance of certificates of deposit of $166.4 million and borrowed funds of $133.4 million. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $104.0 million.

Net Interest Income. For the three months ended September 30, 2007, net interest income was $17.3 million, an increase of $0.1 million, or 0.7%, from $17.2 million for the three months ended September 30, 2006. An increase in the average balance of interest-earning assets of $397.4 million, to $2,929.8 million, was partially offset by a decrease in the net interest spread of 33 basis points to 2.15% for the quarter ended September 30, 2007 from 2.48% for the comparable period in 2006. The yield on interest-earning assets increased 14 basis points to 6.69% for the three months ended September 30, 2007 from 6.55% in the three months ended September 30, 2006. However, this was more than offset by an increase in the cost of funds of 47 basis points to 4.54% for the three months ended September 30, 2007 from 4.07% for the comparable prior year period. The net interest margin decreased 35 basis points to 2.37% for the three months ended September 30, 2007 from 2.72% for the three months ended September 30, 2006. Excluding prepayment penalty income, the net interest margin would have been 2.25% and 2.58% for the three month periods ended September 30, 2007 and 2006, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses.  There was no provision for loan losses for either of the three-month periods ended September 30, 2007 and 2006. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net recoveries of $25,000 for the three months ended September 30, 2007, compared to net charge-offs of $14,000 for the comparable period in 2006. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, one-to-four family mixed-use property mortgage loans, and commercial business loans, no provision for loan losses was deemed necessary for either of the three-month periods ended September 30, 2007 and 2006. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income.  Non-interest income increased $1.4 million, or 58.9%, for the three months ended September 30, 2007 to $3.8 million, as compared to $2.4 million for the quarter ended September 30, 2006. This was primarily attributed to increases of $0.2 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.4 million in Other Income, and $0.8 million attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159.

Non-Interest Expense.  Non-interest expense was $12.1 million for the three months ended September 30, 2007, an increase of $0.9 million, or 8.3%, from $11.2 million for the three months ended September 30, 2006. The increase from the comparable prior year period is primarily attributed to increases of: $0.4 million in employee salary and benefit expenses primarily related to additional employees for the business banking initiative and the internet banking division, $0.2 million in depreciation primarily due to two additional branch locations, the business banking initiative and the internet banking division, $0.2 million in professional services, and $0.2 million in data processing expense. The efficiency ratio was 59.5% and 57.0% for the three month periods ended September 30, 2007 and 2006, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $0.6 million, or 7.0%, to $9.0 million for the three months ended September 30, 2007 from $8.4 million for the three months ended September 30, 2006, for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $0.2 million, to $3.3 million, for the three months ended September 30, 2007 as compared to $3.1 million for the three months ended September 30, 2006. This increase was due to increased pre-tax income for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The effective tax rate was 36.5% and 37.0% for the three-month periods ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

General.   Net income declined $0.7 million, or 4.4%, to $15.9 million for the nine months ended September 30, 2007 from $16.6 million for the nine months ended September 30, 2006. Diluted earnings per share was $0.80, a decrease of $0.09, or 10.1% for the nine months ended September 30, 2007 from $0.89 for the nine months ended September 30, 2006. The return on average assets was 0.71% for the nine months ended September 30, 2007, as compared to 0.89% for the nine months ended September 30, 2006, while the return on average equity was 9.70% for the nine months ended September 30, 2007 and 11.82% for the nine months ended September 30, 2006.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.   Total interest and dividend income increased $25.9 million, or 22.5%, to $141.2 million for the nine months ended September 30, 2007 from $115.2 million for the nine months ended September 30, 2006. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $440.5 million to $2,817.2 million, combined with a 22 basis point increase in the yield of interest-earning assets to 6.68% for the nine months ended September 30, 2007 from 6.46% for the nine months ended September 30, 2006. The increase in the yield of interest-earning assets is primarily due to an increase of $468.0 million in the average balance of the loan portfolio to $2,486.3 million, combined with a $19.1 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased nine basis points to 6.88% for the nine months ended September 30, 2007 from 6.79% for the nine months ended September 30, 2006. This increase is due to the average rate on new loans originated since September 30, 2006 being above the average rate on the loan portfolio during this period. The average note rate on mortgage loans originated since September 30, 2006 was 7.14%. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased eleven basis points for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio.

Interest Expense.  Interest expense increased $24.0 million, or 37.3%, to $88.4 million for the nine months ended September 30, 2007 from $64.4 million for the nine months ended September 30, 2006. The increase in the cost of interest-bearing liabilities is primarily attributed to the FOMC increasing overnight rates for seventeen consecutive meetings through June 2006. Although the FOMC reduced the overnight rate by 50 basis points in September 2007, the prior increases resulted in an increase in our cost of funds as new deposits were obtained at rates higher than the average rate on existing deposits. Certificates of deposit, savings accounts and money market accounts increased 62 basis points, 79 basis points and 59 basis points, respectively, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, resulting in an increase in the cost of deposits of 66 basis points to 4.14% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The cost of borrowed funds also increased 30 basis points to 4.97% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This was combined with increases in the average balance of certificates of deposit of $194.2 million and borrowed funds of $149.3 million. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $100.3 million.

Net Interest Income. For the nine months ended September 30, 2007, net interest income was $52.7 million, an increase of $1.9 million, or 3.8%, from $50.8 million for the nine months ended September 30, 2006. An increase in the average balance of interest-earning assets of $440.5 million, to $2,817.2 million, was partially offset by a decrease in the net interest spread of 33 basis points to 2.28% for the nine months ended September 30, 2007 from 2.61% for the comparable period in 2006. The yield on interest-earning assets increased 22 basis points to 6.68% for the nine months ended September 30, 2007 from 6.46% in the nine months ended September 30, 2006. However, this was more than offset by an increase in the cost of funds of 55 basis points to 4.40% for the nine months ended September 30, 2007 from 3.85% for the comparable prior year period. The net interest margin decreased 36 basis points to 2.49% for the nine months ended September 30, 2007 from 2.85% for the nine months ended September 30, 2006. Excluding prepayment penalty income, the net interest margin would have been 2.36% and 2.69% for the nine month periods ended September 30, 2007 and 2006, respectively.

Provision for Loan Losses.  There was no provision for loan losses for either of the nine-month periods ended September 30, 2007 and 2006. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $233,000 for the nine months ended September 30, 2007, compared to net charge-offs of $4,000 for the comparable period in 2006. Although the local economic conditions and real estate values in the past year have seen a slow down and despite the growth in the loan portfolio, primarily in multi-family residential, commercial real estate, one-to-four family mixed-use property mortgage loans, and commercial business loans, no provision for loan losses was deemed necessary for either of the nine-month periods ended September 30, 2007 and 2006. See “-ALLOWANCE FOR LOAN LOSSES”.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income.  Non-interest income increased $3.0 million, or 41.9%, for the nine months ended September 30, 2007 to $10.2 million, as compared to $7.2 million for the nine months ended September 30, 2006. This was primarily attributed to increases of: $0.2 million on BOLI due to the purchase of additional BOLI, $0.7 million in dividends received on FHLB-NY stock, $1.0 million in Other Income, and $1.0 million attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159.

Non-Interest Expense.  Non-interest expense was $37.9 million for the nine months ended September 30, 2007, an increase of $6.9 million, or 22.3%, from $31.0 million for the nine months ended September 30, 2006. The increase from the comparable prior year period is primarily attributed to increases of: $3.3 million in employee salary and benefit expenses related to additional employees for the additional branches, business banking initiative and the internet banking division, $0.9 million in occupancy and equipment costs primarily related to increased rental expense, $0.6 million in depreciation primarily due to additional locations, $0.6 million in professional services, $0.6 million in data processing expense, and $0.9 million in other operating expenses primarily related to the additional branches and employees. The efficiency ratio was 61.2% and 53.5% for the nine-month periods ended September 30, 2007 and 2006, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $2.0 million, or 7.4%, to $25.0 million for the nine months ended September 30, 2007 from $27.0 million for the nine months ended September 30, 2006, for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $1.3 million, to $9.1 million, for the nine months ended September 30, 2007 as compared to $10.4 million for the nine months ended September 30, 2006. This decrease was primarily due to lower pre-tax income for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The effective tax rate was 36.4% and 38.4% for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate is due to the increased impact of the income from tax preference items.

FINANCIAL CONDITION

Effective January 1, 2007, the Company elected the early adoption of SFAS No. 157 and SFAS No. 159 (see Notes 6 and 7 of Notes to Consolidated Financial Statements). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption, the Company selected the fair value measurement option for various pre-existing financial assets and financial liabilities, including mortgage-backed securities with a fair value of $139.4 million, mutual funds with a fair value of $20.6 million, common stock with a fair value of $0.6 million, FHLB borrowings with a fair value of $98.8 million, and junior subordinated debt (commonly known as trust preferred securities) with a fair value of $21.3 million. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. The initial fair value measurement of these items resulted in a reduction of stockholders’ equity of $2.2 million as of January 1, 2007. This one-time charge is comprised of a $5.8 million cumulative-effect adjustment, net of tax, recorded as a reduction of retained earnings, partially offset by a $3.6 million reduction in accumulated other comprehensive loss related to the election of the fair value option for certain investment securities. The Bank’s regulatory capital was reduced $5.4 million as of January 1, 2007 as a result of the adoption of SFAS No. 159. The Company believes that electing the fair value option will enable better management of interest-rate risk, and allow a better reaction to changes in interest rates. During the nine months ended September 30, 2007, the Company elected to measure at fair value junior subordinated debt (commonly know as trust preferred securities) with a face amount of $41.2 million that was issued during June 2007, and $20.6 million that was issued in July 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Assets.   At September 30, 2007, total assets were $3,241.2 million, an increase of $404.6 million, or 14.3%, from $2,836.5 million at December 31, 2006. Total loans, net increased $324.7 million, or 14.0%, during the nine months ended September 30, 2007 to $2,649.4 million from $2,324.7 million at December 31, 2006. At September 30, 2007, loans in process totaled $218.7 million, compared to $274.7 million at September 30, 2006 and $291.9 million at December 31, 2006.

The following table shows loan originations and purchases for the periods indicated. The table excludes loans acquired in the purchase of Atlantic Liberty Financial Corporation on June 30, 2006.

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2007	2006	2007	2006

Multi-family residential (1)	$53,632	$38,160	$167,231	$102,819
Commercial real estate (2)	36,607	39,042	137,313	113,369
One-to-four family – mixed-use property	37,421	48,293	129,155	114,611
One-to-four family – residential	9,570	2,350	27,108	8,866
Construction (3)	12,397	28,374	37,773	59,701
Commercial business and other loans	32,404	18,343	80,697	55,521

Total	$182,031	$174,562	$579,277	$454,887

(1)	Includes purchases of $8.7 million in the nine months ended September 30, 2007.

(2)	Includes purchases of $0.4 million in the nine months ended September 30, 2007, and $3.1 million in the three and nine months ended September 30, 2006.

(3)	Includes purchases of $2.0 million in the three and nine months ended September 30, 2006, respectively.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $4.8 million at September 30, 2007 compared to $3.1 million at December 31, 2006 and $3.3 million at September 30, 2006. Total non-performing assets as a percentage of total assets was 0.15% at September 30, 2007 compared to 0.11% at December 31, 2006 and 0.12% as of September 30, 2006. The ratio of allowance for loan losses to total non-performing loans was 141.0% at September 30, 2007, compared to 226% at December 31, 2006 and 216% at September 30, 2006.

During the nine months ended September 30, 2007, mortgage-backed securities increased $48.8 million to $337.6 million, while other securities increased $21.6 million to $63.4 million. During September 2007, as a result of the widening spreads seen in the financial markets, the Bank purchased $78.0 million of mortgage-backed securities and $26.1 million of other securities in a series of transactions that were financed with borrowings. The spread, on a tax adjusted basis, between the securities purchased and the borrowings incurred is approximately 200 basis points. While these transactions will reduce the net interest margin, they will increase net interest income. Principal repayments on the securities portfolio during the nine months ended September 30, 2007 were reinvested in higher yielding loans. Other securities primarily consist of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities.   Total liabilities were $3,012.2 million at September 30, 2007, an increase of $394.1 million, or 15.1%, from December 31, 2006. During the nine months ended September 30, 2007, due to depositors increased $234.6 million to $1,979.0 million, primarily as a result of an increase of $83.4 million in certificates of deposit, of which $40.7 million were new brokered deposits, while core deposits increased $151.2 million. Borrowed funds increased $148.8 million, primarily due to the funds borrowed to purchase the securities noted above. During the third quarter of 2007, the Company issued junior subordinated debt with a face amount of $20.6 million, and called junior subordinated debt with a face amount of $20.6 million that was issued in 2002. This is in addition to the second quarter issuance of junior subordinated debt with a face amount of $41.2 million. The $61.8 million of junior subordinated debt was issued with a weighted average fixed rate of interest for the first five years of 6.96%, and then adjusts quarterly at a weighted average rate equal to three month LIBOR plus 142 basis points. The junior subordinated debt that was called in July adjusted quarterly at a rate equal to three month LIBOR plus 365 basis points. In July 2007, the Company used $30.0 million of the funds obtained from issuing this debt to increase its investment in the Bank, thereby increasing the Bank’s regulatory capital to support further asset growth. In addition, mortgagors’ escrow deposits increased $12.2 million during the nine months ended September 30, 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $10.5 million, or 4.8%, to $228.9 million at September 30, 2007 from $218.4 million at December 31, 2006. Net income of $15.9 million for the nine months ended September 30, 2007 was partially offset by a net after tax decrease of $0.1 million on the market value of securities available for sale, $0.6 million in treasury shares purchased through the Company’s stock repurchase program, a $2.2 million charge related to the adoption of SFAS No. 159, and $7.0 million of cash dividends declared and paid during the nine months ended September 30, 2007. The exercise of stock options increased stockholders’ equity by $1.3 million, including the income tax benefit realized by the Company upon the exercise of the options. An adjustment to the purchase price of Atlantic Liberty Financial Corporation, related to stock options, increased stockholders’ equity by $1.3 million. Goodwill was also increased $1.3 million for this adjustment. Book value per share was $10.77 at September 30, 2007, compared to $10.34 per share at December 31, 2006 and $10.19 per share at September 30, 2006.

Under its current stock repurchase program, the Company repurchased 38,000 shares during the nine months ended September 30, 2007, at a total cost of $0.6 million, or an average of $16.52 per share. At September 30, 2007, 362,050 shares remain to be repurchased under the current stock repurchase program. Through September 30, 2007, the Company had repurchased approximately 48% of the common shares issued in connection with the Company’s initial public offering at a cost of $118.6 million.

Cash flow.  During the nine months ended September 30, 2007, funds provided by the Company’s operating activities amounted to $16.2 million. These funds, together with $383.5 million provided by financing activities, were utilized to fund net investing activities of $400.3 million. The Company’s primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the nine months ended September 30, 2007, the net total of loan originations and purchases less loan repayments and sales was $324.4 million. The Company also purchased $148.0 million of securities classified as available for sale. Funds were provided by an increase of $233.9 million in due to depositors, an increase of $12.2 million in escrow deposits, an increase of $144.2 million in borrowings, and $78.5 million from maturities, prepayments, calls and sales of securities available for sale. Additional funds of $1.1 million were provided through the exercise of stock options. The Company also used funds of $1.1 million for treasury stock repurchases and $7.0 million for dividend payments during the nine months ended September 30, 2007.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2007. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2007, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of September 30, 2007.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-200 Basis points	-0.13%	8.15%	8.61%
-100 Basis points	1.51	6.38	8.59
Base interest rate	0.00	0.00	8.23
+100 Basis points	-3.34	-8.91	7.66
+200 Basis points	-8.45	-19.77	6.91

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2007, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of September 30, 2007.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$236,799	7.38%
Requirement	48,142	1.50
Excess	188,657	5.88

Leverage and Core Capital:
Capital level	$236,799	7.38%
Requirement	96,283	3.00
Excess	140,516	4.38

Risk-Based Capital:
Capital level	$243,623	11.43%
Requirement	170,530	8.00
Excess	73,093	3.43

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2007 and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,

	2007				2006

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,495,318	$42,795	6.86%		$2,115,274	$36,212	6.85%
Other loans, net (1)	103,112	2,044	7.93		50,309	976	7.76

Total loans, net	2,598,430	44,839	6.90		2,165,583	37,188	6.87

Mortgage-backed securities	275,833	3,414	4.95		314,101	3,641	4.64
Other securities	42,397	585	5.52		37,504	456	4.86

Total securities	318,230	3,999	5.03		351,605	4,097	4.66

Interest-earning deposits and federal funds sold	13,144	158	4.81		15,219	188	4.94

Total interest-earning assets	2,929,804	48,996	6.69		2,532,407	41,473	6.55

Other assets	164,210				142,530

Total assets	$3,094,014				$2,674,937

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$317,896	2,080	2.62		$271,591	1,036	1.53
NOW accounts	60,620	274	1.81		46,696	53	0.45
Money market accounts	316,390	3,439	4.35		272,213	2,756	4.05
Certificate of deposit accounts	1,188,794	14,728	4.96		1,022,438	11,364	4.45

Total due to depositors	1,883,700	20,521	4.36		1,612,938	15,209	3.77
Mortgagors’ escrow accounts	29,491	22	0.30		26,795	16	0.24

Total deposits	1,913,191	20,543	4.30		1,639,733	15,225	3.71
Borrowed funds	875,552	11,117	5.08		742,167	9,024	4.86

Total interest-bearing liabilities	2,788,743	31,660	4.54		2,381,900	24,249	4.07

Non interest-bearing deposits	65,017				64,642
Other liabilities	17,557				20,255

Total liabilities	2,871,317				2,466,797
Equity	222,697				208,140

Total liabilities and equity	$3,094,014				$2,674,937

Net interest income / net interest rate spread		$17,336	2.15%			$17,224	2.48%

Net interest-earning assets / net interest margin	$141,061		2.37%		$150,507		2.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	X			1.06	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $0.9 million for the three-month periods ended September 30, 2007 and 2006, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES  (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2007 and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,

	2007				2006

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,398,690	$123,726	6.88%		$1,976,021	$100,677	6.79%
Other loans, net (1)	87,567	5,144	7.83		42,270	2,360	7.44

Total loans, net	2,486,257	128,870	6.91		2,018,291	103,037	6.81

Mortgage-backed securities	278,959	10,248	4.90		302,382	10,288	4.54
Other securities	42,537	1,703	5.34		38,223	1,290	4.50

Total securities	321,496	11,951	4.96		340,605	11,578	4.53

Interest-earning deposits and federal funds sold	9,415	337	4.77		17,791	616	4.62

Total interest-earning assets	2,817,168	141,158	6.68		2,376,687	115,231	6.46

Other assets	162,527				118,218

Total assets	$2,979,695				$2,494,905

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$297,416	5,092	2.28		$265,901	2,964	1.49
NOW accounts	55,303	563	1.36		42,211	151	0.48
Money market accounts	280,738	8,771	4.17		225,015	6,048	3.58
Certificate of deposit accounts	1,164,183	42,365	4.85		969,994	30,751	4.23

Total due to depositors	1,797,640	56,791	4.21		1,503,121	39,914	3.54
Mortgagors’ escrow accounts	31,873	60	0.25		28,813	45	0.21

Total deposits	1,829,513	56,851	4.14		1,531,934	39,959	3.48
Borrowed funds	847,938	31,596	4.97		698,663	24,472	4.67

Total interest-bearing liabilities	2,677,451	88,447	4.40		2,230,597	64,431	3.85

Non interest-bearing deposits	65,425				59,466
Other liabilities	18,393				17,325

Total liabilities	2,761,269				2,307,388
Equity	218,426				187,517

Total liabilities and equity	$2,979,695				$2,494,905

Net interest income / net interest rate spread		$52,711	2.28%			$50,800	2.61%

Net interest-earning assets / net interest margin	$139,717		2.49%		$146,090		2.85%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	X			1.07	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.8 million and $2.9 million for the three-month periods ended September 30, 2007 and 2006, respectively.

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

	For the nine months ended September 30,

(In thousands)	2007	2006

Mortgage Loans

At beginning of period	$2,252,992	$1,851,251

Mortgage loans originated:
Multi-family residential	158,514	102,819
Commercial real estate	136,886	110,282
One-to-four family – mixed-use property	129,155	114,611
One-to-four family – residential	26,473	8,741
Construction	37,773	57,721
Co-operative apartments	635	125

Total mortgage loans originated	489,436	394,299

Mortgage loans purchased:
Multi-family residential	8,717	—
Commercial real estate	427	3,087
Construction	—	1,980
Acquisition of Atlantic Liberty loans	—	129,025

Total acquired loans	9,144	134,092

Less:
Principal and other reductions	204,518	192,856
Sales	15,863	16,421
Mortgage loan foreclosures	—	—

At end of period	$2,531,191	$2,170,365

Commercial Business and Other Loans

At beginning of period	$68,420	$28,601

Other loans originated:
Small Business Administration	9,262	14,941
Small business (1)	70,253	39,783
Other	1,182	797

Total other loans originated	80,697	55,521

Less:
Principal and other reductions	33,021	8,980
Sales	4,513	7,006
Elimination of loan to Atlantic Liberty	—	11,500

At end of period	$111,583	$56,636

(1) Includes an $11.5 million loan to Atlantic Liberty prior to the merger in the nine months ended September 30, 2006.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The Company reviews loans in its portfolio on a monthly basis to determine whether any problem loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing interest, and real estate owned at the dates indicated.

(Dollars in thousands)	September 30, 2007	December 31, 2006

Non-accrual mortgage loans	$3,632	$2,914
Other non-accrual loans	292	212

Total non-accrual loans	3,924	3,126

Mortgage loans 90 days or more delinquent and still accruing	753	—
Other loans 90 days or more delinquent and still accruing	163	—

Total non-performing loans	4,840	3,126

Real estate owned (foreclosed real estate)	—	—

Total non-performing assets	$4,840	$3,126

Non-performing loans to gross loans	0.18%	0.13%
Non-performing loans to total assets	0.15%	0.11%

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

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2002, the Bank incurred total net charge-offs of $514,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, the regional economy has improved since 2002, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2002, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which the Bank’s mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. The Bank has not been affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank did not consider it necessary to provide a provision for loan losses in the nine-month period ended September 30, 2007. Management has concluded that the allowance is sufficient to absorb losses inherent in the loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the nine months ended September 30,

(Dollars in thousands)	2007	2006

Balance at beginning of period	$7,057	$6,385

Acquisition of Atlantic Liberty allowance	—	753

Provision for loan losses	—	—

Loans charged-off:
Multi-family residential	—	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
SBA	(271)
Commercial business and other loans	(2)	(14)

Total loans charged-off	(273)	(14)

Recoveries:
Mortgage loans	29	2
SBA, commercial business and other loans	11	8

Total recoveries	40	10

Net charge-offs	(233)	(4)

Balance at end of period	$6,824	$7,134

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%	—%
Ratio of allowance for loan losses to loans at end of period	0.26%	0.32%
Ratio of allowance for loan losses to non-performing
assets at end of period	141.00%	216.19%
Ratio of allowance for loan losses to non-performing
loans at end of period	141.00%	216.19%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2007	38	$15.92	—	362,050
August 1 to August 31, 2007	—	—	—	362,050
September 1 to September 30, 2007	—	—	—	362,050

Total	38	$15.92	—

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended September 30, 2007, the Company purchased 38 common shares from employees, at an average cost of $15.92 to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

10.1	Retirement and Consulting Agreement of Robert Callicutt, dated January 24, 2007. (5)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (6)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 8-K filed January 29, 2007.

(6)	Incorporated by reference to Exhibit filed with Form 8-K filed March 1, 2007.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: November 9, 2007	By:	/s/John R. Buran

John R. Buran
President and Chief Executive Officer

Dated: November 9, 2007	By:	/s/David W. Fry

David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and State Street Bank and Trust Company, as Rights Agent (2)

10.1	Retirement and Consulting Agreement of Robert Callicutt, dated January 24, 2007. (5)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (6)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit filed with Form 8-K filed January 29, 2007.

(6)	Incorporated by reference to Exhibit filed with Form 8-K filed March 1, 2007.
- 33 -