Form 10-K
period 2007-12-31
FLUSHING FINANCIAL CORP
filed 2008-03-17
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-24272

FLUSHING FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3209278

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042

(Address of principal executive offices)

(718) 961-5400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock $0.01 par value (and
associated Preferred Stock Purchase Rights).	NASDAQ Global Select Market

(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. ☐ Yes   ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

          As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $324,977,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $16.06.

          The number of shares of the registrant’s Common Stock outstanding as of February 29, 2008 was 21,336,786 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated herein by reference in Part III.

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

PART I

Item 1.    Business.

GENERAL

Overview

          Flushing Financial Corporation (the “Holding Company”) is a Delaware corporation organized in May 1994 at the direction of Flushing Savings Bank, FSB (the “Bank”). The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time the Holding Company acquired all of the stock of the Bank. The primary business of the Holding Company at this time is the operation of its wholly owned subsidiary, the Bank. The Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November, 2006, the Bank launched an internet branch, iGObanking.com®. The activities of the Holding Company are primarily funded by dividends, if any, received from the Bank. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

          The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), special purpose business trusts formed during 2007 to issue capital securities. The Trusts used the proceeds from the issuance of these capital securities, and the proceeds from the issuance of their common stock, to purchase junior subordinated debentures from the Holding Company. In accordance with the requirements of FASB Interpretation No. 46R, the Trusts are not included in the consolidated financial statements of the Holding Company. The Holding Company previously owned Flushing Financial Capital Trust I (the “Trust”), which was a special purpose business trust formed in 2002 similar to the Trusts discussed above. The Trust called its outstanding capital securities during July 2007, and was then liquidated. Prior to 2004, the Trust was included in the consolidated financial statements of the Company. Effective January 1, 2004, in accordance with the requirements of FASB Interpretation No. 46R, the Trust was deconsolidated.

          Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of the Holding Company, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). At December 31, 2007, the Company had total assets of $3.4 billion, deposits of $2.0 billion and stockholders’ equity of $233.7 million.

          The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-

income securities and other marketable securities. The Bank also originates certain other consumer loans. The Bank’s revenues are derived principally from interest on its mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in its securities portfolio. The Bank’s primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

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

          On June 30, 2006, the Company acquired all of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $42.5 million, which consisted of $14.7 million of cash, common stock valued at $26.6 million, and $1.3 million assigned to the fair value of Atlantic Liberty’s outstanding stock options. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, the Company issued 1.6 million shares of common stock, the value of which was determined based on the closing price of the Company’s common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date. The Company acquired $186.9 million in assets, $116.2 million in net loans and assumed $106.8 million in deposits. This acquisition provided the Bank a presence on Montague Street and on Avenue J in Brooklyn, two highly attractive markets.

          During 2006, the Bank established a business banking unit. The Bank’s business plan includes a transition from a traditional thrift to a more ‘commercial like’ banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products.

          On November 27, 2006, the Bank launched an internet branch, iGObanking.com®, as a new division which provides the Bank access to markets outside its geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.

          During 2007, the Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. The commercial bank was formed in response to a New York State Finance Law which requires that municipal deposits and state funds must be deposited into a bank or trust company designated by the New York State Comptroller. The Bank is not considered a bank or trust company for this purpose. The commercial bank offers a full range of deposit products to municipalities and New York State, similar to the products currently being offered by the Bank, but does not make loans. To date, the operations of Flushing Commercial Bank have not been material.

Market Area and Competition

          The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities it serves. The Bank’s main office is in Flushing, New York, located in the Borough of Queens. At December 31, 2007, the Bank operated out of its main office and thirteen branch offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. The Bank also operates an internet branch, iGObanking.com®. The Bank maintains its executive offices in Lake Success in Nassau County, New York. Substantially all of the Bank’s mortgage loans are secured by properties located in the New York City metropolitan area. During the last three years, real estate values in the New York City metropolitan area have been stable, which has favorably impacted the Bank’s asset quality. See “— Asset Quality” and “Risk Factors – Local Economic Conditions” included in Item 1A of this Annual Report. There can be no assurance that the stability of these economic factors will continue.

          The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The internet banking arena, which the Bank entered in November 2006, also has many larger financial institutions which have greater financial resources, name recognition and market presence than the Bank. The future earnings prospects of the Bank will be affected by the Bank’s ability to compete effectively with other financial institutions and to implement its business strategies. See “Risk Factors – The Markets in Which the Bank Operates Are Highly Competitive” included in Item 1A of this Annual Report.

          For a discussion of the Company’s business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

          Loan Portfolio Composition. The Bank’s loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, the Bank also offers SBA loans, other small business loans and consumer loans. Substantially all the Bank’s mortgage loans are secured by properties located within the Bank’s market area. At December 31, 2007, the Bank had gross loans outstanding of $2,694.7 million (before the allowance for loan losses and net deferred costs).

          Beginning in late 2001, the Bank shifted its focus from originating one-to-four family residential property mortgage loans to the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that the Bank collects if the loans pay in full prior to the contractual maturity. From December 31, 2001 to December 31, 2007, multi-family residential mortgage loans increased $594.8 million, or 160.9%, commercial real estate mortgage loans increased $411.4 million, or 191.9%, one-to-four family mixed-use property mortgage loans increased $577.1 million, or 525.6%, while one-to-four family residential property mortgage loans decreased $190.3 million, or 54.1%. The Bank expects to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. The Bank’s marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, the Bank may purchase loans from mortgage bankers and other financial institutions. Loans purchased comply with the Bank’s underwriting standards.

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

          The Bank’s lending activities are subject to federal and state laws and regulations. See “— Regulation.”

          The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At December 31,

	2007		2006		2005		2004		2003

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$964,455	35.79%	$870,912	37.52%	$788,071	41.92%	$646,922	42.61%	$541,837	42.53%
Commercial real estate	625,843	23.23	519,552	22.38	399,081	21.23	334,048	22.00	290,332	22.79
One-to-four family - mixed-use property	686,921	25.49	588,092	25.33	477,775	25.42	332,805	21.92	226,225	17.76
One-to-four family - residential (1)	161,666	6.01	161,889	6.98	134,641	7.17	151,737	10.00	178,474	14.01
Co-operative apartment (2)	7,070	0.26	8,059	0.35	2,161	0.11	3,132	0.21	3,729	0.29
Construction	119,745	4.44	104,488	4.50	49,522	2.63	31,460	2.07	23,622	1.85

Gross mortgage loans	2,565,700	95.22	2,252,992	97.06	1,851,251	98.48	1,500,104	98.81	1,264,219	99.23

Small Business Administration loans	18,922	0.70	17,521	0.75	9,239	0.49	5,633	0.37	4,931	0.39

Commercial business and other loans	110,046	4.08	50,899	2.19	19,362	1.03	12,505	0.82	4,894	0.38

Gross loans	2,694,668	100.00%	2,321,412	100.00%	1,879,852	100.00%	1,518,242	100.00%	1,274,044	100.00%

Unearned loan fees and deferred costs, net	14,083		10,393		8,409		4,798		2,030

Less: Allowance for loan losses	(6,633)		(7,057)		(6,385)		(6,533)		(6,553)

Loans, net	$2,702,118		$2,324,748		$1,881,876		$1,516,507		$1,269,521

(1)

One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2007, gross home equity loans totaled $36.1 million and condominium loans totaled $8.7 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

          The following table sets forth the Bank’s loan originations (including the net effect of refinancings) and the changes in the Bank’s portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,

(In thousands)	2007	2006	2005

Mortgage Loans

At beginning of year	$2,252,992	$1,851,251	$1,500,104

Mortgage loans originated:
Multi-family residential	222,625	166,744	222,065
Commercial real estate	165,440	150,804	103,090
One-to-four family mixed-use property	159,331	154,456	186,700
One-to-four family residential	36,397	13,786	13,186
Co-operative apartment	828	125	—
Construction	54,151	73,107	46,414

Total mortgage loans originated	638,772	559,022	571,455

Mortgage loans purchased:
Multi-family residential	8,717	—	1,009
Commercial real estate	2,902	3,087	—
Construction	—	1,980	—

Acquisition of Atlantic Liberty loans:
Multi-family residential	—	16,299	—
Commercial real estate	—	31,914	—
One-to-four family mixed-use property	—	9,333	—
One-to-four family residential	—	51,033	—
Co-operative apartment	—	6,665	—
Construction	—	13,781	—

Total mortgage loans purchased/acquired	11,619	134,092	1,009

Less:
Principal reductions	284,608	270,416	217,199
Mortgage loan sales	53,075	20,957	4,118
Mortgage loan foreclosures	—	—	—

At end of year	$2,565,700	$2,252,992	$1,851,251

SBA, Commercial Business & Other Loans

At beginning of year	$68,420	$28,601	$18,138

Loans originated:
SBA loans	12,840	19,914	12,249
Small business loans (1)	92,240	49,909	12,410
Other loans	1,953	1,671	1,537

Total other loans originated	107,033	71,494	26,196

Less:
Sales	4,925	7,477	6,630
Repayments (1)	41,090	24,116	8,940
Charge-offs	470	82	163

At end of year	$128,968	$68,420	$28,601

          1) 2006 includes an $11.5 million loan to Atlantic Liberty prior to the merger.

Loan Maturity and Repricing. The following table shows the maturity of the Bank’s commercial mortgage loan, construction loan and non-mortgage loan portfolios at December 31, 2007. Scheduled repayments are shown in the maturity category in which the payments become due.

(In thousands)	Commercial Mortgage Loans	Construction	SBA	Commercial Business and Other	Total

Amounts due within one year	$68,505	$98,282	$7,729	$54,692	$229,208

Amounts due after one year:
One to two years	60,932	16,396	1,992	31,701	111,021
Two to three years	51,594	5,067	1,929	13,806	72,396
Three to five years	106,524	—	3,163	6,128	115,815
Over five years	338,288	—	4,109	3,719	346,116

Total due after one year	557,338	21,463	11,193	55,354	645,348

Total amounts due	$625,843	$119,745	$18,922	$110,046	$874,556

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$118,998	$10,570	$116	$45,273	$174,957
Adjustable rate loans	438,340	10,893	11,077	10,081	470,391

Total loans due after one year	$557,338	$21,463	$11,193	$55,354	$645,348

          Multi-Family Residential Lending. Loans secured by multi-family residential properties were $964.5 million, or 35.79% of gross loans, at December 31, 2007. The Bank’s multi-family residential mortgage loans had an average principal balance of $497,000 at December 31, 2007, and the largest multi-family residential mortgage loan held in the Bank’s portfolio had a principal balance of $11.2 million. The Bank offers both fixed-rate and adjustable rate multi-family residential mortgage loans, with maturities up to 30 years.

          In underwriting multi-family residential mortgage loans, the Bank reviews the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. The Bank typically requires debt service coverage of at least 125% of the monthly loan payment. The Bank generally originates these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by either the Board of Directors or its Executive Committee as an exception to policy. The Bank generally relies on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. The Bank typically orders an environmental report on its multifamily and commercial real estate loans.

          Loans secured by multi-family residential property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential property is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. Loans secured by multi-family residential property also may involve a greater degree of environmental risk. The Bank seeks to protect against this risk through obtaining an environmental report. See “—Asset Quality — Real Estate Owned.”

          The Bank’s fixed-rate multi-family mortgage loans are originated for terms up to 15 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $72.1 million, $47.0 million and $44.3 million of fixed-rate multi-family mortgage loans in 2007, 2006 and 2005, respectively. At December 31, 2007, $244.8 million, or 25.4%, of the Bank’s multi-family mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased multi-family ARM loans totaling $159.3 million, $119.8 million and $178.8 million during 2007, 2006 and 2005, respectively. At December 31, 2007, $719.6 million, or 74.6%, of the Bank’s multi-family mortgage loans consisted of ARM loans.

          Commercial Real Estate Lending. Loans secured by commercial real estate were $625.8 million, or 23.23% of the Bank’s gross loans, at December 31, 2007. The Bank’s commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2007, the Bank’s commercial real estate mortgage loans had an average principal balance of $778,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $11.5 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million. Commercial real estate mortgage loans are generally offered at adjustable rates tied to a market index for terms of five to 15 years, with adjustment periods from one to five years. Commercial real estate mortgage loans are also made at fixed interest rates for terms of seven, 10 or 15 years.

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

          The Bank’s fixed-rate commercial mortgage loans are originated for terms up to 20 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $28.4 million, $20.5 million and $17.7 million of fixed-rate commercial mortgage loans in 2007, 2006 and 2005, respectively. At December 31, 2007, $149.8 million, or 23.9%, of the Bank’s commercial mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods of one to five years and for terms of up to 15 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased commercial ARM loans totaling $140.0 million, $133.4 million and $85.4 million during 2007, 2006 and 2005, respectively. At December 31, 2007, $476.1 million, or 76.1%, of the Bank’s commercial mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Mixed-Use Properties. The Bank offers mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. The Bank offers both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to Bank marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $686.9 million, or 25.49% of gross loans, at December 31, 2007.

          During the three-year period ended December 31, 2007, the Bank focused its origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2007, one-to-four family mixed-use property mortgage loans amounted to $686.9 million, as compared to $588.1 million at December 31, 2006, $477.8 million at December 31, 2005, and $332.8 million at December 31, 2004, representing an increase of $354.1 million during the three-year period.

          In underwriting one-to-four family mixed-use property mortgage loans, the Bank employs the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

          The Bank’s fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank originated and purchased $33.7 million, $30.8 million and $39.4 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2007, 2006 and 2005, respectively. At December 31, 2007, $171.2 million, or 24.9%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of fixed rate loans.

          The Bank offers adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, the Bank may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. The Bank originated and purchased one-to-four family mixed-use property ARM loans totaling $125.7 million, $123.7 million and $147.3 million during 2007, 2006 and 2005, respectively. At December 31, 2007, $515.7 million, or 75.1%, of the Bank’s one-to-four family mixed-use property mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Residential Properties. The Bank offers mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” The Bank offers both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $750,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $168.7 million, or 6.27% of gross loans, at December 31, 2007.

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

          The Bank originates residential mortgage loans to self-employed individuals within the Bank’s local community without verification of the borrower’s level of income, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by the Bank’s policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. The Bank believes that its willingness to make such loans is an aspect of its commitment to be a community-oriented bank. The Bank originated $2.4 million and $0.9 million of these first mortgage loans during 2007 and 2006, respectively. The Bank did not originate any of these loans during 2005. The Bank also extended $43.0 million in home equity lines of credit during 2007 without verification of the borrower’s level of income.

          The Bank’s fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. The Bank did not originate or purchase any 15-year fixed-rate residential mortgages in 2007. The Bank originated and purchased $0.4 million and $0.1 million of 15-year fixed-rate residential mortgage loans in 2006 and 2005, respectively. The Bank originated $0.5 million of 30-year fixed-rate mortgages in 2007. The Bank did not originate or purchase any 30-year fixed rate residential mortgages in 2006 and 2005. These loans have been retained to provide flexibility in the management of the Company’s interest rate sensitivity position. At December 31, 2007, $70.8 million, or 41.9%, of the Bank’s residential mortgage loans consisted of fixed rate loans.

          The Bank offers ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, the Bank may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. The Bank originated and purchased adjustable rate residential mortgage loans totaling $36.8 million, $13.5 million and $13.1 million during 2007, 2006 and 2005, respectively. At December 31, 2007, $98.0 million, or 58.1%, of the Bank’s residential mortgage loans consisted of ARM loans.

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

          Home equity loans are included in the Bank’s portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and one-to-four family mixed-use properties, and are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The underwriting standards for home equity loans are substantially the same as those for residential mortgage loans. At December 31, 2007, home equity loans totaled $36.1 million, or 1.34%, of gross loans.

          Construction Loans. The Bank’s construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. The Bank also, to a limited extent, finances the construction of commercial real estate. The Bank’s policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if the Bank obtains a first lien position on the underlying real estate. In addition, the Bank generally requires personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that the Bank maintains a first lien position. The Bank made advances on construction loans of $54.2 million, $75.1 million and $46.4 million during 2007, 2006 and 2005, respectively. Construction loans outstanding at December 31, 2007 totaled $119.7 million, or 4.44%, of gross loans.

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

          Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. The Bank also provides term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum amount the SBA can guarantee is $2,000,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and the Bank generally obtains personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $25,000 to $2.0 million with terms ranging from three to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. The Bank generally sells the guaranteed portion of certain SBA term loans in the secondary market and retains the servicing rights on these loans, collecting a servicing fee of approximately 1%. The Bank originated $12.8 million, $19.9 million, and $12.2 million of SBA loans during 2007, 2006, and 2005, respectively. At December 31, 2007, SBA loans totaled $18.9 million, representing 0.70% of gross loans.

          Commercial Business and Other Lending. The Bank originates other loans for business, personal, or household purposes. Total commercial business and other loans outstanding at December 31, 2007 amounted to $110.0 million, or 4.08% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $68.2 million at December 31, 2007, are secured through liens on the taxi medallions. The Bank originates taxi medallion loans up to 75% of the value of the taxi medallion. The maximum loan size for a business loan is $5,000,000, with a maximum term of 25 years. The Bank originated $92.2 million, $49.9 million, and $12.4 million of commercial business loans during 2007, 2006, and 2005 respectively. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. The Bank offers credit cards to its customers through a third party financial institution and receives an origination fee and transactional fees for processing such accounts, but does not underwrite or finance any portion of the credit card receivables.

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

          Loan Approval Procedures and Authority. The Bank’s Board of Directors-approved lending policies establish loan approval requirements for its various types of loan products. The Bank’s Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $750,000 to $1,000,000, three signatures are required for approval, at least two of which must be from the Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $1,000,000. Pursuant to the Bank’s Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties, must be approved by the President or the Executive Vice President upon the recommendation of the Commercial Loan Department Officer. Such loans in excess of $1,000,000 also require Loan or Executive Committee or Board approval. In accordance with the Bank’s Business Loan Policy, all business and SBA loans up to $1,000,000, and commercial and industrial loans/professional mortgage loans up to $1,500,000 must be approved by the Business Loan Committee, and ratified by the Management Loan Committee. Business and SBA loans in excess of $1,000,000 up to $2,000,000 must be approved by the Management Loan Committee and ratified by the Loan Committee of the Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. The Bank’s Construction Loan Policy requires that the Loan Committee or the Board of Directors of the Bank must approve all construction loans. Any loan, regardless of type, that deviates from the Bank’s written loan policies must be approved by the Loan Committee or the Bank’s Board of Directors.

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

          Loan Concentrations. The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus. Applicable law and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “Regulation.” However, it is currently the Bank’s policy not to extend such additional credit. At December 31, 2007, the Bank had no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $30.4 million, $28.0 million and $23.0 million for each of the three borrowers, respectively.

          Loan Servicing. At December 31, 2007, the Bank was servicing $32.0 million of mortgage loans and $17.0 million of SBA loans for others. The Bank’s policy is to retain the servicing rights to the mortgage and SBA loans that it sells in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

          Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.

          In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. At that time, the Bank attempts to make arrangements with the borrower to either bring the loan to current status or begin making payments according to an agreed upon schedule. For the majority of delinquent loans, the borrower is able to bring the loan current within a reasonable time. When the borrower has indicated that he/she will be unable to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due ninety days or more, are classified as non-accrual unless there is, in management’s opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2007, there was one loan past due 90 days or more and still accruing interest.

          Each non-performing loan is reviewed on an individual basis. Upon classifying a loan as non-performing, management reviews available information and conditions that relate to the status of the loan, including the estimated value of the loan’s collateral and any legal considerations that may affect the borrower’s ability to continue to make payments to the Bank. Based upon the available information, management will consider the sale of the loan or retention of the loan. If the loan is retained, the Bank may continue to work with the borrower to collect the amounts due or start foreclosure proceedings. If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable.

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

          This strategy of selling non-performing loans was implemented during 2003. This has allowed the Bank to optimize its return by quickly converting its non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows the Bank to avoid lengthy and costly legal proceedings that may occur with non-performing loans. The Bank sold forty-five delinquent mortgage loans totaling $33.9 million, thirty-five delinquent mortgage loans totaling $12.2 million, and eleven delinquent mortgage loans totaling $3.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. The Bank did not record any charges to the allowance for loan losses for the non-performing loans which were sold. The Bank realized gross gains of $332,000 and no gross losses on the sale of these mortgage loans for the year ended December 31, 2007. The Bank realized gross gains of $169,000 and gross losses of $14,000 on the sale of these mortgage loans for the year ended December 31, 2006. The Bank did not realize any gross gains or losses on the sale of these mortgage loans for the year ended December 31, 2005. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, it will be able to find buyers to pay adequate consideration.

          On mortgage loans or loan participations purchased by the Bank, for which the seller retains the servicing rights, the Bank receives monthly reports with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents. At December 31, 2007, the Bank held $12.2 million of loans that were serviced by others.

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

          The following table sets forth information regarding all non-accrual loans and loans which are past due 90 days or more and still accruing, at the dates indicated. During the years ended December 31, 2007, 2006 and 2005, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $256,000, $144,000 and $103,000, respectively. These amounts were not included in the Bank’s interest income for the respective periods.

	At December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Non-accrual loans:
Multi-family residential	$2,477	$1,957	$861	$—	$—
Commercial real estate	90	349	—	—	—
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	2,204	608	960	659	525
Co-operative apartment	—	—	—	—	—
Construction	—	—	—	—	—

Total non-accrual mortgage loans	4,771	2,914	1,821	659	525
Other non-accrual loans	369	212	101	252	157

Total non-accrual loans	5,140	3,126	1,922	911	682
Loans 90 days or more delinquent and still accruing	753	—	530	—	—

Total non-performing loans	5,893	3,126	2,452	911	682
Foreclosed real estate	—	—	—	—	—
Investment securities	—	—	—	—	—

Total non-performing assets	$5,893	$3,126	$2,452	$911	$682

Troubled debt restructurings	$—	$—	$—	$—	$—

Non-performing loans to gross loans	0.22%	0.13%	0.13%	0.06%	0.05%
Non-performing assets to total assets	0.18%	0.11%	0.10%	0.04%	0.04%

          Real Estate Owned (REO). The Bank aggressively markets any REO properties, when and if, they are acquired through foreclosure. At December 31, 2007, 2006 and 2005, the Bank did not own any such properties.

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

Allowance for Loan Losses

          The Bank has established and maintains on its books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in the Bank’s overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of its loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. Management reviews the Bank’s loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-performing loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover the Bank’s investment in the loan, and the estimate of the recovery anticipated. Specific reserves allocated to impaired loans were $605,000 and $316,000 at December 31, 2007 and 2006, respectively. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by the Bank’s staff appraiser; however, the Bank may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

          In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. During the five-year period ended December 31, 2007, the Bank incurred total net charge-offs of $701,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, while the regional economy had slowed by the fourth quarter of 2007, the regional economy has improved since 2001, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2001, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. The Bank has not been affected by the recent increase in defaults of sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. As a result, the Bank has not incurred losses on mortgage loans in recent years. As a result of these improvements, and despite the increase in the loan portfolio and shift to loans with greater risk, the Bank has not considered it necessary to provide a provision for loan losses during any of the years in the five-year period ended December 31, 2007. Management has concluded, and the Board of Directors has concurred, that, during this time period, the allowance was sufficient to absorb losses inherent in the loan portfolio.

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

          Management of the Bank believes that the current allowance for loan losses is adequate in light of current economic conditions, the composition of its loan portfolio and other available information and the Board of Directors concurs in this belief. Due to the acquisition of Atlantic Liberty in 2006, the allowance for loan losses was increased by Atlantic Liberty’s allowance of $753,000. The Bank however did not record any additional provision for loan losses for the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, the total allowance for loan losses was $6.6 million, representing 112.57% of each of non-performing loans and non-performing assets, compared to 225.72% for both of these ratios at December 31, 2006. The Bank continues to monitor and, as necessary, modify the level of its allowance for loan losses in order to maintain the allowance at a level which management considers adequate to provide for probable loan losses based on available information.

          Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include future adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within the Bank’s lending area and the value of collateral, or a review and evaluation of the Bank’s loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, the Bank’s increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in the Bank’s loan portfolio. The greater risk associated with these loans, as well as construction loans and business loans, could require the Bank to increase its provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance currently maintained by the Bank. Provisions for loan losses are charged against net income. See “—Lending Activities” and “Asset Quality.”

The following table sets forth changes in, and the balance of, the Bank’s allowance for loan losses.

	At and for the years ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$7,057	$6,385	$6,533	$6,553	$6,581

Acquisition of Atlantic Liberty	—	753	—	—	—

Provision for loan losses	—	—	—	—	—

Loans charged-off:
Multi-family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	—	—	—	—	—
Co-operative apartment	—	—	—	—	—
Construction	—	—	—	—	—
SBA	(470)	(57)	(144)	(28)	(111)
Commercial business and other loans	(2)	(36)	(20)	—	(44)

Total loans charged-off	(472)	(93)	(164)	(28)	(155)

Recoveries:
Mortgage loans	29	2	3	3	125
SBA, commercial business and other loans	19	10	13	5	2

Total recoveries	48	12	16	8	127

Net charge-offs	(424)	(81)	(148)	(20)	(28)

Balance at end of year	$6,633	$7,057	$6,385	$6,533	$6,553

Ratio of net charge-offs during the year to average loans outstanding during the year	0.02%	0.00%	0.01%	0.00%	0.00%
Ratio of allowance for loan losses to gross loans at end of the year	0.25%	0.30%	0.34%	0.43%	0.51%
Ratio of allowance for loan losses to non-performing loans at the end of the year	112.57%	225.72%	260.39%	717.29%	960.86%
Ratio of allowance for loan losses to non-performing assets at the end of the year	112.57%	225.72%	260.39%	717.29%	960.86%

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

	At December 31,

	2007		2006		2005		2004		2003

Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans

(Dollars in thousands)
Mortgage Loans:

Multi-family residential	$1,644	35.79%	$1,122	37.52%	$1,216	41.92%	$1,010	42.61%	$1,251	42.53%

Commercial real estate	933	23.23	668	22.38	1,272	21.23	1,715	22.00	2,740	22.79

One-to-four family mixed-use property	1,223	25.49	661	25.33	1,544	25.42	1,494	21.92	803	17.76

One-to-four family residential	251	6.01	80	6.98	524	7.17	718	10.00	684	14.01

Co-operative apartment	15	0.26	10	0.35	161	0.11	207	0.21	127	0.29

Construction	1,172	4.44	851	4.50	64	2.63	55	2.07	56	1.85

Gross mortgage loans	5,238	95.22	3,392	97.06	4,781	98.48	5,199	98.81	5,661	99.23

Small Business Administration loans	373	0.70	1,895	0.75	964	0.49	663	0.37	553	0.39

Commercial business and other loans	1,022	4.08	1,770	2.19	640	1.03	671	0.82	339	0.38

Total loans	$6,633	100.00%	$7,057	100.00%	$6,385	100.00%	$6,533	100.00%	$6,553	100.00%

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

          The Company classifies its investment securities as available for sale. Unrealized gains and losses (other than unrealized losses considered other than temporary) for available-for-sale securities are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2007, the Company had $440.1 million in securities available for sale which represented 13.1% of total assets. These securities had an aggregate market value at December 31, 2007 that was approximately 1.9 times the amount of the Company’s equity at that date. The cumulative balance of unrealized net gains on securities available for sale was $16,000, net of taxes, at December 31, 2007. As a result of the magnitude of the Company’s holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the equity of the Company. See Note 4 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report. The Company may from time to time sell securities and realize a loss if the proceeds of such sale may be reinvested in loans or other assets offering more attractive yields.

          At December 31, 2007, there was one issuer’s security, excluding government agencies or government sponsored agencies, that either alone, or together with any investments in the securities of any affiliate(s) of such issuer, exceeded 10% of the Company’s equity. This security is a collateralized mortgage obligation issued by Residential Asset Securitization Trust 2006-A4IP, and is a senior fixed-rate pass-through whose credit enhancement is the securities subordinated to this security. The Company’s amortized cost of this security as of December 31, 2007 was $24.7 million, and the fair value of the security was $24.4 million. The Company does not consider this investment to be other-than-temporarily impaired as of December 31, 2007.

          The table below sets forth certain information regarding the amortized cost and market values of the Company’s securities portfolio, interest bearing deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. See Note 4 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,

	2007		2006		2005

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$4,406	$4,406	$15,016	$15,004	$10,942	$10,911
Corporate debentures	2,643	2,643	—	—	—	—

Total bonds and other debt securities	7,049	7,049	15,016	15,004	10,942	10,911

Mutual funds	21,752	21,752	21,224	20,645	20,296	19,767

Equity securities:
Common stock	1,838	1,838	619	619	619	619
Preferred stock	46,732	46,732	5,685	5,468	5,493	5,270

Total equity securities	48,570	48,570	6,304	6,087	6,112	5,889

Mortgage-backed securities:
FNMA	123,121	122,770	135,458	131,192	152,412	147,802
REMIC and CMO	182,609	182,730	100,165	98,652	91,369	89,561
FHLMC	45,511	45,566	53,440	51,733	57,470	55,735
GNMA	11,464	11,663	7,199	7,274	7,789	8,096

Total mortgage-backed securities	362,705	362,729	296,262	288,851	309,040	301,194

Total securities available for sale	440,076	440,100	338,806	330,587	346,390	337,761

Interest-bearing deposits and Federal funds sold	5,758	5,758	4,670	4,670	4,396	4,396

Total	$445,834	$445,858	$343,476	$335,257	$350,786	$342,157

          Mortgage-backed securities. At December 31, 2007, the Company had $362.7 million invested in mortgage-backed securities, of which $13.5 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. The Company anticipates that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank.

          The following table sets forth the Company’s mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,

	2007	2006	2005

	(In thousands)

Balance at beginning of year	$288,851	$301,194	$395,629

Acquired with Atlantic Liberty	—	30,844	—

Purchases of mortgage-backed securities	117,408	43,897	29,627

Amortization of unearned premium, net of accretion of unearned discount	(193)	(560)	(1,219)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	1,695	435	(6,285)

Net realized gains recorded on mortgage-backed securities carried at fair value	2,685	—	—

Net change in interest due on securities carried at fair value	515	—	—

Sales of mortgage-backed securities	—	(36,220)	(28,643)

Principal repayments received on mortgage-backed securities	(48,232)	(50,739)	(87,915)

Net increase (decrease) in mortgage-backed securities	73,878	(12,343)	(94,435)

Balance at end of year	$362,729	$288,851	$301,194

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

          The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of the Company’s debt and equity securities at December 31, 2007. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. The Company carries these investments at their fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$—	—%	$—	—%	$4,406	4.15%	$—	—%	5.16	$4,406	$4,406	4.15%
Corporate debentures	—	—	—	—	2,643	5.39	—	—	4.63	2,643	2,643	5.39

Total bonds and other debt securities	—	—	—	—	7,049	4.61	—	—	4.96	7,049	7,049	4.61

Mutual funds	21,752	4.99	—	—	—	—	—	—	N/A	21,752	21,752	4.99

Equity securities:
Common stock	—	—	—	—	—	—	1,838	7.03	N/A	1,838	1,838	7.03
Preferred stock	—	—	—	—	4,753	5.78	41,979	7.18	N/A	46,732	46,732	7.04

Total equity securities	—	—	—	—	4,753	5.78	43,817	7.17	N/A	48,570	48,570	7.04

Mortgage-backed securities:
FNMA	—	—	4,114	5.01	8,318	5.33	110,689	5.08	16.38	123,121	122,770	5.09
REMIC and CMO	—	—	153	3.99	27,465	4.53	154,991	5.60	23.54	182,609	182,730	5.44
FHLMC	—	—	8,403	4.03	502	5.95	36,606	4.77	13.40	45,511	45,566	4.65
GNMA	—	—	—	—	—	—	11,464	5.81	27.55	11,464	11,663	5.81

Total mortgage-backed securities	—	—	12,670	4.35	36,285	4.73	313,750	5.33	19.96	362,705	362,729	5.23

Interest-bearing deposits	5,758	2.80	—	—	—	—	—	—	N/A	5,758	5,758	2.80

Total securities	$27,510	4.53%	$12,670	4.35%	$48,087	4.82%	$357,567	5.55%	19.68	$445,834	$445,858	5.38%

Sources of Funds

          General. Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are the Company’s primary sources of funds for lending, investing and other general purposes.

          Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits principally consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. The Bank has a relatively stable retail deposit base drawn from its market area through its fourteen full service offices. The Bank seeks to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

          In November, 2006, the Bank launched “iGObanking.com®”, an internet branch, offering savings accounts and certificates of deposit. This allows the Bank to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown more than tenfold in the past six years, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929. At December 31, 2007, total deposits for the internet branch were $133.0 million.

          In 2007, the Bank formed a new wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York. The commercial bank offers a full range of deposit products to municipalities and the State of New York, similar to the products currently being offered by the Bank. To date the operations of Flushing Commercial Bank have not been material.

          The Bank’s core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. The Bank has seen an increase in its deposits in each of the past three years. While the nation’s economy continued to expand in 2006 and 2007, the economy began to show signs of slowing growth in late 2007. The Bank saw an increase in its due to depositors during 2007 of $258.6 million. The Federal Reserve’s Federal Open Market Committee (“FOMC”) began increasing short-term interest rates in the second half of 2004, and continued increasing short-term rates through June 2006. The FOMC held the short-term interest rates through September 2007, and then lowered short-term interest rates 100 basis through December 2007. The Bank responded by increasing interest rates paid on savings, money market and certificate of deposit accounts during 2005 and 2006. The Bank held rates through most of 2007, before being able to lower rates near the end of 2007. This resulted in new deposits being obtained at rates that were higher than the weighted average cost of existing deposits. The cost of deposits increased to 4.31% in the fourth quarter of 2007 from 3.97% in the fourth quarter of 2006 and 2.95% in the fourth quarter of 2005. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2008, the result could be continued increases in the Company’s cost of deposits, which could reduce the Company’s net interest margin. Similarly, if interest rates decline in 2008, the Company could see a decline in its cost of deposits, which could increase the Company’s net interest margin.

          Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $318.5 million, $298.9 million and $255.3 million at December 31, 2007, 2006 and 2005, respectively.

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

          The Bank also offers access to $50 million per customer in FDIC insurance coverage through a Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a deposit placement service. The Bank belongs to a network which arranges for placement of funds into certificate of deposit accounts issued by other member banks of the network in increments of less than $100,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows the Bank to accept deposits in excess of $100,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. The Bank may receive deposits from other member banks in exchange for the deposits the Bank places into the network. The Bank may also obtain deposits from other network member banks without placing deposits into the network, or place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits.

          Brokered deposits and funds obtained through the CDARS® network are classified as brokered deposits for financial reporting purposes. At December 31, 2007, the Bank has $201.7 million classified as brokered deposits, with $16.5 million obtained through the CDARS® network and $185.2 million obtained through brokers.

          The following table sets forth the distribution of the Bank’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,

	2007			2006			2005

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

	(Dollars in thousands)
Savings accounts	$354,746	17.51%	2.82%	$262,980	14.91%	1.70%	$273,753	18.66%	1.45%
NOW accounts	70,817	3.50	2.16	47,181	2.67	0.44	42,029	2.87	0.50
Demand accounts	69,299	3.42	—	80,061	4.54	—	58,678	4.00	—
Mortgagors’ escrow deposits	22,492	1.11	0.23	19,755	1.12	0.22	19,423	1.32	0.21

Total	517,354	25.54	2.24	409,977	23.24	1.15	393,883	26.85	1.07

Money market accounts	340,694	16.82	3.18	251,197	14.24	4.06	175,247	11.94	2.47

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	6,090	0.30	4.32	2,704	0.15	0.66	2,684	0.18	0.74
6 to less than 12 Months (3)	303,894	15.00	5.07	166,622	9.44	4.91	66,965	4.56	3.20
12 to less than 30 Months (4)	421,568	20.82	4.82	441,616	25.03	4.65	412,527	28.11	3.50
30 to less than 48 Months (5)	58,424	2.88	4.07	65,698	3.72	3.74	59,623	4.06	3.41
48 to less than 72 Months (6)	326,184	16.11	4.69	368,000	20.87	4.66	292,380	19.94	4.52
72 Months or more	51,239	2.53	4.79	58,336	3.31	4.92	63,978	4.36	4.95

Total certificate of deposit accounts	1,167,399	57.64	4.81	1,102,976	62.52	4.64	898,157	61.21	3.90

Total deposits (1)	$2,025,447	100.00%	3.88%	$1,764,150	100.00%	3.75%	$1,467,287	100.00%	2.97%

(1)	Included in the above balances are IRA and Keogh deposits totaling $173.2 million, $177.0 million and $170.9 million at December 31, 2007, 2006 and 2005, respectively.

(2)	Includes brokered deposits of $3.0 million at December 31, 2007.

(3)	Includes brokered deposits of $3.2 million at December 31, 2007.

(4)	Includes brokered deposits of $21.7 million at December 31, 2007.

(5)	Includes brokered deposits of $69.7 million, $46.4 million and $11.5 million at December 31, 2007, 2006 and 2005, respectively.

(6)	Includes brokered deposits of $104.1 million, $98.5 million and $19.8 million at December 31, 2007, 2006 and 2005, respectively.

          The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2007.

				At December 31, 2007
	At December 31,
				Within One Year	One to Three Years
	2007	2006	2005			Thereafter	Total

	(In thousands)
Interest rate:
1.99% or less	$9,931	$49,953	$70,762	$8,773	$1,158	$—	$9,931
2.00% to 2.99%	5,009	9,630	20,044	2,297	2,703	9	5,009
3.00% to 3.99% (1)	94,249	114,487	336,757	55,070	33,244	5,935	94,249
4.00% to 4.99% (2)	399,921	382,060	379,327	228,778	126,910	44,233	399,921
5.00% to 5.99% (3)	657,558	542,524	83,925	420,317	167,225	70,016	657,558
6.00% to 6.99% (4)	94	302	3,007	94	—	—	94
7.00% to 7.99%	637	4,020	4,335	637	—	—	637

Total	$1,167,399	$1,102,976	$898,157	$715,966	$331,240	$120,193	$1,167,399

(1)	Includes brokered deposits of $0.3 million at December 31, 2007.

(2)	Includes brokered deposits of $65.0 million, $51.0 million and $31.3 million at December 31, 2007, 2006 and 2005, respectively.

(3)	Includes brokered deposits of $136.3 million and $93.9 million at December 31, 2007 and 2006, respectively.

(4)	Includes brokered deposits of $0.1 million at December 31, 2007.

          The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2007 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$127,668	5.07%
Over three through six months	41,594	4.86
Over six through 12 months	72,906	4.84
Over 12 months	76,297	4.81

Total	$318,465	4.93%

The above table does not include brokered deposits of $201.7 million with a weighted average rate of 4.96%.

          The following table presents the deposit activity, including mortgagors’ escrow deposits, of the Bank for the periods indicated.

	For the year ended December 31,

	2007	2006	2005

	(In thousands)
Net deposits	$183,280	$133,240	$139,833
Acquired with Atlantic Liberty	—	106,766	—
Amortization of premiums, net	855	464	—
Interest on deposits	77,162	56,393	34,657

Net increase in deposits	$261,297	$296,863	$174,490

          The following table sets forth the distribution of the Bank’s average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	For the years ended December 31,

		2007			2006			2005

	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost

	(Dollars in thousands)
Savings accounts	$310,457	16.09%	2.44%	$265,421	16.23%	1.52%	$241,121	17.98%	0.92%

NOW accounts	57,915	3.00	1.58	43,052	2.63	0.47	43,133	3.22	0.50

Demand accounts	65,508	3.40	—	60,991	3.73	—	52,017	3.88	—

Mortgagors’ escrow deposits	32,403	1.68	0.23	29,275	1.79	0.22	27,337	2.04	0.21

Total	466,283	24.17	1.84	398,739	24.38	1.08	363,608	27.12	0.69

Money market accounts	294,402	15.26	4.22	235,642	14.41	3.74	228,818	17.06	2.27

Certificate of deposit accounts	1,168,620	60.57	4.88	1,001,438	61.21	4.37	748,747	55.82	3.60

Total deposits	$1,929,305	100.00%	4.04%	$1,635,819	100.00%	3.48%	$1,341,173	100.00%	2.58%

Borrowings. Although deposits are the Bank’s primary source of funds, the Bank also uses borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank also enters into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in the Company’s consolidated financial statements. In addition, the Holding Company issued junior subordinated debentures with a total par of $61.8 million in June and July 2007. These junior subordinated debentures are carried at fair value in the consolidated statement of financial position. The average cost of borrowed funds was 4.97%, 4.73% and 4.33% for the years ended December 31, 2007, 2006 and 2005, respectively. The average balances of borrowed funds were $897.8 million, $715.3 million and $683.0 million for the same years, respectively.

          The following table sets forth certain information regarding the Company’s borrowed funds at or for the periods ended on the dates indicated.

	At or for the years ended December 31,

	2007	2006	2005

	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$229,544	$207,955	$210,174
Maximum amount outstanding at any month end during the period	272,693	238,900	213,900
Balance outstanding at the end of period	222,824	223,900	178,900
Weighted average interest rate during the period	5.04%	4.70%	4.25%
Weighted average interest rate at end of period	4.71	4.91	4.43

FHLB-NY Advances
Average balance outstanding	$625,035	$486,750	$452,246
Maximum amount outstanding at any month end during the period	788,499	587,894	524,198
Balance outstanding at the end of period	788,499	587,894	490,191
Weighted average interest rate during the period	4.77%	4.56%	4.23%
Weighted average interest rate at end of period	4.70	4.63	4.40

Other Borrowings
Average balance outstanding	$43,242	$20,619	$20,619
Maximum amount outstanding at any month end during the period	63,651	20,619	20,619
Balance outstanding at the end of period	61,228	20,619	20,619
Weighted average interest rate during the period	7.43%	9.00%	7.21%
Weighted average interest rate at end of period	7.03	9.02	7.80

Total Borrowings
Average balance outstanding	$897,821	$715,324	$683,039
Maximum amount outstanding at any month end during the period	1,075,705	832,413	758,717
Balance outstanding at the end of period	1,072,551	832,413	689,710
Weighted average interest rate during the period	4.97%	4.73%	4.33%
Weighted average interest rate at end of period	4.83	4.81	4.51

Subsidiary Activities

          At December 31, 2007, the Holding Company had four wholly owned subsidiaries: the Bank and the Trusts. In addition, the Bank had four wholly owned subsidiaries: Flushing Commercial Bank (“FCB”), FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

          (a)          FCB was formed in 2007 for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York.

          (b)          Properties was formed in 1976 under the Bank’s New York State leeway investment authority. The original purpose of Properties was to engage in joint venture real estate equity investments. The Bank discontinued these activities in 1986. The last joint venture in which Properties was a partner was dissolved in 1989. The last remaining property acquired by the dissolution of these joint ventures was disposed of in 1998.

          (c)          FPFC was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. FPFC also provides an additional vehicle for access by the Company to the capital markets for future opportunities.

          (d)          Flushing Service Corporation was formed in 1998 to market insurance products and mutual funds.

Personnel

          At December 31, 2007, the Bank had 269 full-time employees and 56 part-time employees. None of the Bank’s employees are represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. At the present time, the Holding Company only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of the Holding Company.

Omnibus Incentive Plan

          The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2007, there are 189,774 shares available under the full value award plan and 153,188 shares under the non-full value plan. The Company has applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remain outstanding as issued. The Company will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. In April 2007 the Company removed 399,999 shares from the non-full value pool and moved those shares to the full value pool on a 3-for-1 basis resulting in 133,333 shares being added to the full value pool. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years. The Omnibus Plan increased the annual grants to each non-employee director to 3,600 restricted stock units, while eliminating grants of stock options for non-employee directors. Prior to the approval of the 2005 Omnibus Plan non-employee directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options. This change provided an expense benefit in 2006, as we began expensing stock options grants as required by SFAS No. 123 R, Share-Based Compensation.

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

State and Local Taxation

          New York State and New York City Taxation. The Company is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 7.1% (7.5% for 2006 and 2005) of “entire net income” allocable to New York State during the taxable year or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions which are allowable in the calculation of entire net income. The Company also is subject to a similarly calculated New York City tax of 9% on income allocated to New York City (although net operating losses cannot be carried back or carried forward regardless of when they arise) and similar alternative taxes. In addition, the Company is subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District.

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

Loans-to-One Borrower Limits

          The Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Bank’s unimpaired capital and unimpaired surplus. At December 31, 2007, the largest amount the Bank could lend to one borrower was approximately $36.2 million, and at that date, the Bank’s largest aggregate amount of loans-to-one borrower was $30.4 million, all of which were performing according to their terms. See “— General — Lending Activities.”

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

          The FDIC utilizes a risk-based deposit insurance assessment system. Through December 31, 2006, under this system, the FDIC assigned each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories were then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created resulted in nine assessment risk classifications. Effective January 1, 2007, the FDIC revised their risk-based deposit insurance assessment system, and placed institutions into four risk categories based upon supervisory and capital evaluations. Risk Category 1 is further subdivided based upon supervisory ratings and other risk measures to differentiate risk. At December 31, 2007, the Bank’s annual assessment rate was 0.05%. This assessment rate for 2008 has not yet been determined. The Bank was provided a one-time assessment credit of $1.1 million, which is being used to offset the FDIC assessment. During 2007, the Bank utilized $1.0 million of this credit to offset the FDIC assessment. The Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Bank is assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Bank.

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

           On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The Bank was required, as of January 1, 2000, to pay its full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $224,000, $191,000 and $179,000 for its share of the interest due on FICO bonds in 2007, 2006 and 2005, respectively.

Qualified Thrift Lender Test

          Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2007 the Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Bank had met the QTL test.

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

          Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2007, the Bank had $29.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

          As a member, the Bank is mandated to purchase and maintain membership stock in the FHLB-NY based on the asset size of the Bank. In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2007, the Bank was required to maintain $42.7 million of FHLB-NY stock. The Bank was in compliance with this requirement at that time.

Assessments

          Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Bank’s total assets for the year ended December 31, 2007, the Bank’s OTS assessments were $498,000 for that period.

Branching

          OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

          Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of March 5, 2007. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosure of their CRA ratings.

Brokered Deposits

          The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate which can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-

capitalized institution, may accept brokered deposits. At December 31, 2007, the Bank had $201.7 million in brokered deposit accounts.

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

          The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2007, the Bank’s capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

          Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. Tangible capital also excludes adjustments to accumulated other comprehensive income recorded for postretirement benefits. At December 31, 2007, the Bank had $13.9 million in goodwill and $2.8 million in a core deposit intangible which were classified as intangible assets, and no purchased mortgage servicing rights. At that date, the Bank’s tangible capital ratio was 7.27%.

          In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

          Leverage and Core Capital Requirement. The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case by case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2007, the Bank’s core capital ratio was 7.27%.

          OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2007, the Bank had $294,000 in capitalized servicing rights and no purchased credit card receivables.

          Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2007, the Bank’s risk-based capital ratio was 11.20%. Risk-based capital excludes the effect of recognizing deferred taxes based upon future income after one year.

          Flushing Commercial Bank is required to maintain minimum levels of regulatory capital, which are similar to those of the Bank. At December 31, 2007, Flushing Commercial Bank exceeded its regulatory capital requirements.

Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2007, the Bank was in compliance with these requirements.

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

Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act (the “Modernization Act”) was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with non-banking firms, but“grandfathers” existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See “— Holding Company Regulation.” Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible. Management believes the

Modernization Act has led to some consolidation in the financial services industry and could lead to further consolidation, which, if completed, would likely result in an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in further changes in the competitive environment in the Bank’s market area or otherwise impact the Bank or the Holding Company.

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

          The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2007, the Bank met the criteria to be considered a “well capitalized” institution.

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

          In addition, the Bank, from time-to-time, originates one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to the Bank’s other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by the Bank’s policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. These loans are not as readily saleable in the secondary market as the Bank’s other fully underwritten loans, either as whole loans or when pooled or securitized.

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

The Markets in Which the Bank Operates Are Highly Competitive

          The Bank faces intense and increasing competition both in making loans and in attracting deposits. The Bank’s market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than the Bank, and all of which are competitors of the Bank to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities emphasized by the Bank. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. The Bank’s most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, the Bank faces competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as the Bank, to compete effectively with large, national, regional and super-regional banking institutions. In November, 2006, the Bank launched an internet branch, “iGObanking.com®” a division of Flushing Savings Bank, to provide the Bank access to markets outside its geographic locations. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than the Bank.

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

The Company’s Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

          The Company’s operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During 2007, the nation’s economy was generally considered to be expanding, although the expansion had slowed by the fourth quarter of 2007. World events, particularly the “War on Terror” and the level of oil prices, continued to have an effect on the economy. The housing market in the United States saw a significant slowdown during 2007, and foreclosures of single family homes rose from the level seen in the past five years. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

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

Item 1B.    Unresolved Staff Comments.

          None.

Item 2. Properties.

          The Bank conducts its business through fourteen full-service branch offices and its internet branch, “iGObanking.com®”. The Company’s executive offices are located in Lake Success, in Nassau County, NY.

Office	Leased or Owned	Date Leased or Acquired	Lease Expiration Date	Net Book Value at December 31, 2007

Corporate Headquarters 1979 Marcus Avenue, Suite E140 Lake Success, N.Y. 11042	Leased	2004	3/31/2015	$1,065,607
Main Office Branch 144-51 Northern Boulevard Flushing, N.Y. 11354	Owned	1972	N/A	1,772,768
Broadway Branch 159-18 Northern Boulevard Flushing, N.Y. 11358	Owned	1962	N/A	738,503
Auburndale Branch 188-08 Hollis Court Boulevard Flushing, N.Y. 11358	Owned	1991	N/A	662,692
Springfield Branch 61-54 Springfield Boulevard Bayside, N.Y. 11364	Leased	1991	11/30/2016	63,414
Bay Ridge Branch 7102 Third Avenue Brooklyn, N.Y. 11209	Owned	1991	N/A	292,618
Irving Place Branch 33 Irving Place New York, N.Y. 10003	Leased	1991	11/30/2011	257,357
New Hyde Park Branch (1) 661 Hillside Avenue New Hyde Park, N.Y. 11040	Leased	1971	12/31/2011	1,381,669
Kissena Branch 44-43 Kissena Boulevard Flushing, N.Y. 11355	Leased	2000	4/30/2010	181,050
Bell Boulevard Branch (2) 42-11 Bell Boulevard Bayside, N.Y. 11361	Leased	2005	11/30/2020	2,822,559
Astoria Branch 31-16 30th Avenue Astoria, N.Y. 11102	Leased	2003	10/31/2013	561,919
Montague Street Branch 186 Montague Street Brooklyn, N.Y. 11201	Owned	2006	N/A	6,341,838
Avenue J Branch 1402 Avenue J Brooklyn, N.Y. 11230	Owned	2006	N/A	2,946,784
Forest Hills Branch 107-11 Continental Avenue Forest Hills, N.Y. 11375	Leased	2006	9/30/2021	2,213,241
Roosevelt Avenue Branch 136-41 Roosevelt Avenue Flushing, N.Y. 11354	Leased	2006	5/31/2021	2,634,181

Total premises and equipment, net				$23,936,200

(1)	Includes offices of Flushing Commercial Bank

(2)	Includes offices of “iGObanking.com®”

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

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC”. As of December 31, 2007, the Company had approximately 807 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The Company’s stock closed at $16.05 on December 31, 2007. The following table shows the high and low sales price of the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2007			2006

	High	Low	Dividend	High	Low	Dividend

First Quarter	$17.77	$15.30	$0.12	$17.55	$14.87	$0.11
Second Quarter	17.20	15.51	0.12	17.96	16.09	0.11
Third Quarter	18.68	14.41	0.12	17.97	16.30	0.11
Fourth Quarter	17.88	14.88	0.12	18.79	16.68	0.11

          The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2007	—	$—	—	362,050
November 1 to November 30, 2007	—	—	—	362,050
December 1 to December 31, 2007	—	—	—	362,050

Total	—	$—	—

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

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2002 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2002 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2007. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Flushing Financial Corporation	100.00	170.73	190.90	151.66	170.66	165.32
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Thrift Index	100.00	141.57	157.73	163.29	190.35	114.19
SNL Mid-Atlantic Thrift Index	100.00	157.96	162.75	158.69	185.05	152.35

Item 6. Selected Financial Data.

At or for the years ended December 31,	2007	2006	2005	2004	2003

	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$3,354,519	$2,836,521	$2,353,208	$2,058,044	$1,910,751
Loans, net	2,702,118	2,324,748	1,881,876	1,516,507	1,269,521
Securities available for sale	440,100	330,587	337,761	435,745	535,709
Deposits	2,025,447	1,764,150	1,467,287	1,292,797	1,169,909
Borrowed funds	1,072,551	832,413	689,710	584,736	578,142
Stockholders’ equity	233,654	218,415	176,467	160,653	146,762
Book value per share (1)(2)	$10.96	$10.34	$9.07	$8.35	$7.61

Selected Operating Data
Interest and dividend income	$193,562	$158,384	$132,439	$118,724	$112,339
Interest expense	122,624	90,680	64,229	52,233	52,176

Net interest income	70,938	67,704	68,210	66,491	60,163
Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses	70,938	67,704	68,210	66,491	60,163
Non-interest income:
Net gains (losses) on sales of securities and loans	700	813	(45)	206	329
Other-than-temporary impairment charge on securities	(4,710)	—	—	—	—
Net gain from fair value adjustments	2,685	—	—	—	—
Other income	11,578	8,982	6,692	5,737	5,956

Total non-interest income	10,253	9,795	6,647	5,943	6,285
Non-interest expense	50,076	42,742	36,264	35,389	31,226

Income before income tax provision	31,115	34,757	38,593	37,045	35,222
Income tax provision	10,930	13,118	15,051	14,396	13,544

Net income	$20,185	$21,639	$23,542	$22,649	$21,678

Basic earnings per share (2)	$1.03	$1.16	$1.34	$1.30	$1.27
Diluted earnings per share (2)	$1.02	$1.14	$1.31	$1.25	$1.22
Dividends declared per share (2)	$0.48	$0.44	$0.40	$0.35	$0.28
Dividend payout ratio	46.6%	37.9%	29.9%	26.9%	22.0%

At or for the years ended December 31,	2007		2006		2005		2004		2003

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.66%		0.84%		1.07%		1.13%		1.21%
Return on average equity	9.15		11.14		14.27		14.97		15.93
Average equity to average assets	7.19		7.58		7.47		7.56		7.57
Equity to total assets	6.97		7.70		7.50		7.81		7.68
Interest rate spread	2.23		2.54		3.03		3.30		3.37
Net interest margin	2.44		2.78		3.24		3.49		3.56
Non-interest expense to average assets	1.63		1.67		1.64		1.77		1.74
Efficiency ratio	60.20		55.21		48.03		48.79		47.00
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.06	x	1.07	x	1.07	x	1.06	x

Regulatory capital ratios: (3)
Tangible capital	7.27%		6.91%		7.14%		7.89%		8.00%
Core capital	7.27		6.91		7.14		7.89		8.00
Total risk-based capital	11.20		10.99		12.12		14.01		15.12

Asset quality ratios:
Non-performing loans to gross loans (4)	0.22%		0.13%		0.13%		0.06%		0.05%
Non-performing assets to total assets (5)	0.18		0.11		0.10		0.04		0.04
Net charge-offs to average loans	0.02		—		0.01		—		—
Allowance for loan losses to gross loans	0.25		0.30		0.34		0.43		0.51
Allowance for loan losses to total non-performing assets (5)	112.57		225.72		260.39		717.29		960.86
Allowance for loan losses to total non-performing loans (4)	112.57		225.72		260.39		717.29		960.86

Full-service customer facilities	14		12		9		10		11

(1)

Calculated by dividing stockholders’ equity of $233.7 million and $218.4 million at December 31, 2007 and 2006, respectively, by 21,321,564 and 21,131,274 shares outstanding at December 31, 2007 and 2006, respectively.

(2)

The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share. Unvested restricted stock and unvested restricted stock unit awards are not included in basic earnings per share calculations, but are included in diluted earnings per share calculations.

(3)	The Bank exceeded all minimum regulatory capital requirements during the periods presented.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

          Flushing Financial Corporation (“Holding Company”), a Delaware corporation, is the parent holding company for Flushing Savings Bank, FSB (“Bank”), a federally chartered stock savings bank. The Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Bank converted to a federally chartered stock savings bank in 1995. As a federal savings bank, the Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The Bank’s deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

          The Holding Company also owns three special purpose business trusts, Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”). The Trusts were formed during 2007, with each issuing $20.0 million of floating rate capital securities. The Trusts invested the proceeds from the sale of the capital securities, and the issuance of their common stock, in $61.8 million of junior subordinated debentures issued by the Holding Company. The Holding Company had owned Flushing Financial Capital Trust I (“Trust I”), which was formed in 2002. Trust I issued $20.0 million of floating rate capital securities, and invested the proceeds from the sale of the capital securities, and the issuance of its common stock, in $20.6 million of junior subordinated debentures issued by the Holding Company. The Holding Company redeemed the junior subordinated debentures issued to Trust I in July 2007. As a result, Trust I redeemed its outstanding capital securities and common stock, and was liquidated in July 2007. Prior to 2004, Trust I was included in the consolidated financial statements of the Company. Effective January 1, 2004, in accordance with the requirements of FASB Interpretation No. 46R, Trust I was deconsolidated. The Trusts are not included in the consolidated financial statements of the Company in accordance with the requirements of FASB Interpretation No. 46R.

          The following discussion of financial condition and results of operations includes the collective results of the Holding Company and the Bank (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

          On June 30, 2006, the Company acquired all of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $42.5 million, which consisted of $14.7 million of cash, common stock valued at $26.6 million, and $1.3 million assigned to the fair value of Atlantic Liberty’s outstanding stock options. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, the Company issued 1.6 million shares of common stock, the value of which was determined based on the closing price of the Company’s common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date. The Company acquired two branches in prime areas of Brooklyn, New York, with $186.9 million in assets, $116.2 million in net loans and assumed $106.8 million in deposits.

          On November 27, 2006, the Bank launched a new internet branch, iGObanking.com®, a division of Flushing Savings Bank, FSB. iGObanking.com® provides the Bank access to markets outside its geographic locations.

          During 2007, the Bank formed a wholly owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York. The commercial bank offers a full range of deposit products to municipalities and New York State, similar to the products currently being offered by the Bank, but will not make loans. To date, the operations of Flushing Commercial Bank have not been material.

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

          Management Strategy. Management’s strategy is to continue the Bank’s focus as an institution serving consumers, businesses, and governmental units in its local markets. In furtherance of this objective, the Company intends to: (1) continue its emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) transition from a traditional thrift to a more ‘commercial-like’ banking institution, (3) increase its commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens, (4) maintain asset quality, (5) manage deposit growth and maintain a low cost of funds, utilizing the internet to grow deposits, (6) cross sell to lending and deposit customers, (7) actively pursue deposits from local area government units, (8) manage interest rate risk, (9) explore new business opportunities, and (10) manage capital. There can be no assurance that the Company will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

          Multi-Family Residential, Commercial Real Estate and One-to-Four Family Lending. In recent years, the Company has emphasized the origination of higher-yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. The Company expects to continue this emphasis on higher-yielding mortgage loan products.

The following table shows loan originations and purchases during 2007, and loan balances as of December 31, 2007.

	Loan Originations and Purchases	Loan Balances December 31, 2007	Percent of Gross Loans

	(Dollars in thousands)
Multi-family residential	$231,342	$964,455	35.79%
Commercial real estate	168,342	625,843	23.23
One-to-four family — mixed-use property	159,331	686,921	25.49
One-to-four family — residential	36,397	161,666	6.01
Co-operative apartment	828	7,070	0.26
Construction	54,151	119,745	4.44
Small Business Administration	12,840	18,922	0.70
Taxi Medallion	50,434	68,249	2.53
Commercial Business and Other	43,759	41,797	1.55

Total	$757,424	$2,694,668	100.00%

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

          Transition to a More ‘Commercial-like’ Banking Institution. The Bank established a business banking unit during 2006 staffed with a team of experienced commercial bankers. The Bank has developed a complement of deposit, loan and cash management products to support this initiative, and expanded these product offerings during 2007. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide the Bank with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help the Bank manage its interest-rate risk. Commercial business loans are generally viewed as having a higher risk than real estate loans, and could require the Bank to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained by the Company. To date, the Company has not experienced significant losses in its commercial business loan portfolio, and has determined that, at this time, additional provisions are not required.

          Increase its Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. The Bank serves many diverse communities in the metropolitan area. Branches are staffed with employees from their local neighborhoods who speak over 35 different languages, enabling residents of these neighborhoods to speak to our banking specialists in the language they are familiar with and the customs they are used to. The Bank is active in many community organizations. During 2006, the Bank established an Asian Advisory Board to help broaden the Bank’s link to the community by providing guidance and fostering awareness of the Bank’s active role in the local community.

          Maintain Asset Quality. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $424,000 and $81,000 for the years ended December 31, 2007 and 2006, respectively. The Company has maintained the strength of its loan portfolio, as evidenced by the Company’s ratio of its allowance for loan losses to non-performing loans of 112.57% and 225.72% at December 31, 2007 and 2006, respectively. The Company seeks to maintain its loans in performing status through, among other things, strict collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, management reviews the quality of loans and reports to the Loan Committee of the Board of Directors of the Bank on a monthly basis. The Company has sold and may continue to sell delinquent mortgage loans. The Bank sold forty-five delinquent mortgage loans totaling $33.9 million and thirty-five delinquent mortgage loans totaling $12.2 million during the years ended December 31, 2007 and 2006, respectively. The terms of these loan sales included cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. The Bank realized gross gains of $332,000 and no gross losses on the sale of these loans in 2007. The Bank realized gross gains of $169,000 and gross losses of $14,000 on the sale of these loans in 2006. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $5.9 million and $3.1 million at December 31, 2007 and 2006, respectively. Non-performing assets as a percentage of total assets were 0.18% and 0.11% at December 31, 2007 and 2006, respectively.

          Manage Deposit Growth and Maintain Low Cost of Funds, Utilizing the Internet to Grow Deposits. The Company has a relatively stable retail deposit base drawn from its market area through its full-service offices. Although the Company seeks to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to its customers, the Company also seeks to keep deposit growth within reasonable limits and its strategic plan. In November 2006, the Bank launched an internet branch, “iGObanking.com®” a division of Flushing Savings Bank, to compete for deposits from sources outside the geographic footprint of its full-service offices. During 2007, the Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York as an additional source of deposits. The Company also obtains deposits through brokers and the CDARS® network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. The Company generally relies on its deposit base as its principal source of funding. In creating “iGObanking.com®”, the Bank’s strategy is to reduce our reliance on wholesale borrowings. In addition, the Bank is a member of the FHLB-NY, which provides it with a source of borrowing. The Bank also utilizes reverse purchase agreements, established with other financial institutions. These borrowings help the Company fund asset growth and increase net interest income. During 2007, the Company realized an increase in due to depositors of $258.6 million and an increase in borrowed funds of $240.1 million.

          Cross Sell to Lending and Deposit Customers. A significant portion of the Bank’s lending and deposit customers do not have both their loans and deposits with the Bank. The Bank intends to focus on obtaining additional deposits from its lending customers, and originating additional loans to its deposit customers. Product offerings were expanded in 2006 and 2007, and are expected to be further expanded in 2008 to accommodate perceived customer demands. In addition, specific employees have been identified who have been assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

          Actively Pursue Deposits From Local Area Governmental Units. During 2007, the Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. The commercial bank offers a full range of deposit products to municipalities and New York State, similar to the products currently being offered by the Bank, but does not make loans. To date, the operations of Flushing Commercial Bank have not been material.

          Manage Interest Rate Risk. The Company seeks to manage its interest rate risk by actively reviewing the repricing and maturities of its interest rate sensitive assets and liabilities. The mix of loans originated by the Company (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions. The Company seeks to manage the interest rate risk of the loan portfolio by actively managing its security portfolio and borrowings. By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, the Company has the ability to manage the combined interest rate sensitivity of its assets. See “- Interest Rate Sensitivity Analysis.” Additionally, the Company seeks to balance the interest rate sensitivity of its assets by managing the maturities of its liabilities. During 2007 the Bank extended the maturity of borrowings as they matured, and focused on attracting longer-term certificates of deposit and brokered deposits. In addition, management’s expectation is that the new deposits generated from our internet branch, “iGObanking.com®,” will help to lessen our long standing dependency on wholesale borrowings.

          Explore New Business Opportunities. The Company has in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches. The Company has in the past opened new branches. In 2006, the Company completed the acquisition of Atlantic Liberty Savings and opened a branch in Bayside, Queens. Two branches were also opened in Queens in the first quarter of 2007. We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve, and will be accretive to earnings.

          Manage Capital. The Bank faces several minimum capital requirements imposed by the OTS. These requirements limit the dividends the Bank is allowed to pay to the Holding Company, and can limit the annual growth of the Bank. As part of the strategy to find ways to best utilize its available capital, during 2007, the Holding Company continued its stock repurchase programs by repurchasing 38,000 shares of its common stock. At December 31, 2007, 362,050 shares remain to be repurchased under the current stock repurchase program. The Company had no shares held in treasury and had 21,321,564 shares outstanding at December 31, 2007.

          Trends and Contingencies. The Company’s operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates rose during the first half of 2006 and remained at those levels throughout most of 2007, we remained strategically focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced. We also established a business banking unit during the second half of 2006, and launched an internet branch in November 2006.

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

          During the first half of 2006, the Federal Reserve’s Federal Open Market Committee (“FOMC”) increased short term interest rates through their meeting in June, while longer-term interest rates remained relatively stable. As a result, the yield curve flattened to the point where there was little difference between the rate on overnight funds and the rate on ten year bonds. During the second half of 2006 and through September 2007, the FOMC maintained the overnight rate, while longer term rates declined, resulting in an inverted yield curve. As a result, the Company’s net interest margin declined as the spread between the rate the Company received on loans originated narrowed compared to the rate paid on new deposits. During the fourth quarter of 2007, the FOMC lowered the overnight interest rate by 100 basis points, and the treasury yield curve returned to a more normal slope by the end of 2007. Since demand remained strong for our higher-yielding loan products, we grew our loan portfolio $377.4 million in 2007. We funded this growth with principal payments received on our securities portfolio, deposit growth, and borrowings. At December 31, 2007, we had loans in process of $201.0 million.

          The Bank also entered into several leveraged transactions in the second half of 2007. During September, the Bank purchased $78.0 million of mortgage-backed securities and $26.1 million of other securities in a series of transactions financed with borrowings. During the fourth quarter of 2007, the Bank purchased $34.1 million of mortgage backed-securities and $22.2 million of other securities in a series of transactions financed with borrowings. The spread, on a tax adjusted basis, between the securities purchased and the borrowings incurred is approximately 200 basis points. While these transactions reduce net interest margin, they increase net interest income.

          During the year ended December 31, 2007, certificates of deposit increased $64.4 million, while lower-costing core deposits increased $194.1 million. To fund the strong demand for our loan products, the growth in deposits was augmented by an increase in borrowed funds. The total increase in borrowed funds during 2007 was $240.1 million, including the borrowings incurred to fund the leverage transactions discussed above. The cost of funds rose to 4.54% in the fourth quarter of 2007 from 4.26% in the fourth quarter of 2006.

          As a result of the growth in our higher-yielding loan portfolio, the yield on our total interest-earning assets increased 17 basis points during 2007 as compared to 2006. However, primarily as a result of the interest rate increases by the FOMC during 2005 and the first half of 2006, the cost of our total interest-bearing liabilities increased 48 basis points. This resulted in a decrease in our interest rate spread of 31 basis points to 2.23% for 2007 as compared to 2.54% for 2006. The net interest margin decreased 34 basis points to 2.44% for 2007 as compared to 2.78% for 2006. The net interest margin declined to 2.31% in the fourth quarter of 2007 as compared to 2.58% in the fourth quarter of 2006.

          We are unable to predict the direction of future interest rate changes. However, the FOMC has reduced short-term interest rates since September 2007, and the treasury yield curve has returned to a more normal slope. Approximately 43% of the Company’s certificates of deposit accounts and borrowed funds reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

          During 2007, the nation’s economy was generally considered to be expanding, although the expansion had slowed by the fourth quarter of 2007. World events, particularly the “War on Terror” and the level of oil prices, continued to have an effect on the economic recovery. The housing market in the United States saw a significant slowdown during 2007, and foreclosures of single family homes rose from the level seen in the past five years. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Bank to meet their financial obligations. While we have not seen a significant increase in delinquent loans, and have seen an increase in deposits, we cannot predict the effect of these economic conditions on the Company’s financial condition or operating results.

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

          The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on the Bank’s experience and industry averages, which generally range from 6% to 25%, depending on the contractual rate of interest and the underlying collateral. Money Market accounts and Savings accounts were assumed to have a withdrawal or “run-off” rate of 10% and 17%, respectively, based on the Bank’s experience. While management bases these assumptions on actual prepayments and withdrawals experienced by the Company, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2007

	Three Months And Less	More Than Three Months To One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total

	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$297,219	$480,033	$981,750	$527,409	$227,420	$51,869	$2,565,700
Other loans	51,193	32,387	35,541	6,128	3,719	—	128,968
Short-term securities (1)	5,758	—	—	—	—	—	5,758
Securities available for sale:
Mortgage-backed securities	36,015	48,974	131,129	72,728	59,113	14,770	362,729
Other	21,752	—	—	4,481	9,159	41,979	77,371

Total interest-earning assets	411,937	561,394	1,148,420	610,746	299,411	108,618	3,140,526

Interest-Bearing Liabilities
Savings accounts	15,077	45,231	120,616	120,616	53,206	—	354,746
NOW accounts	—	—	—	—	—	70,817	70,817
Money market accounts	8,517	25,551	68,136	68,136	170,354	—	340,694
Certificate of deposit accounts	334,432	381,534	331,240	97,042	23,151	—	1,167,399
Mortgagors’ escrow deposits	—	—	—	—	—	22,492	22,492
Borrowed funds	95,000	153,973	399,217	256,361	168,000	—	1,072,551

Total interest-bearing liabilities (2)	$453,026	$606,289	$919,209	$542,155	$414,711	$93,309	$3,028,699

Interest rate sensitivity gap	$(41,089)	$(44,895)	$229,211	$68,591	$(115,300)	$15,309	$111,827
Cumulative interest-rate sensitivity gap	$(41,089)	$(85,984)	$143,227	$211,818	$96,518	$111,827
Cumulative interest-rate sensitivity gap as a percentage of total assets	-1.22%	2.56%	4.27%	6.31%	2.88%	3.33%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	90.93%	91.88%	107.24%	108.40%	103.29%	103.69%

(1) Consists of interest-earning deposits.

(2) Does not include non-interest bearing demand accounts totaling $69.3million at December 31, 2007.

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

          The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2007. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2007, the Company is within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio Value Ratio

Change in Interest Rate	Net Interest Income		Net Portfolio Value

	2007	2006	2007	2006	2007	2006

-200 basis points	0.45	4.23	16.42	13.84	8.12	10.34
-100 basis points	1.62	4.63	10.29	8.61	7.82	10.05
Base interest rate	—	—	—	—	7.23	9.45
+100 basis points	-4.56	-3.29	-9.55	-11.02	6.68	8.62
+200 basis points	-10.32	-6.70	-21.14	-22.97	5.96	7.65

Analysis of Net Interest Income

          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

          The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,

	2007				2006				2005

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

					(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,438,479	$167,537	6.87%		$2,035,145	$138,524	6.81%		$1,687,701	$114,319	6.77%
Other loans, net (1)(2)	95,771	7,450	7.78		47,500	3,566	7.51		23,136	1,531	6.62

Total loans, net	2,534,250	174,987	6.90		2,082,645	142,090	6.82		1,710,837	115,850	6.77

Mortgage-backed securities	300,196	14,945	4.98		302,527	13,865	4.58		353,364	14,949	4.23
Other securities	51,767	2,923	5.65		38,113	1,757	4.61		39,149	1,523	3.89

Total securities	351,963	17,868	5.08		340,640	15,622	4.59		392,513	16,472	4.20

Interest-earning deposits and federal funds sold	15,222	707	4.64		14,533	672	4.62		3,586	117	3.26

Total interest-earning assets	2,901,435	193,562	6.67		2,437,818	158,384	6.50		2,106,936	132,439	6.29

Other assets	164,966				125,906				100,726

Total assets	$3,066,401				$2,563,724				$2,207,662

Interest-bearing liabilities:
Deposits:
Savings accounts	$310,457	7,574	2.44		$265,421	4,031	1.52		$241,121	2,225	0.92
NOW accounts	57,915	913	1.58		43,052	202	0.47		43,133	216	0.50
Money market accounts	294,402	12,425	4.22		235,642	8,804	3.74		228,818	5,199	2.27
Certificate of deposit accounts	1,168,620	57,029	4.88		1,001,438	43,757	4.37		748,747	26,960	3.60

Total due to depositors	1,831,394	77,941	4.26		1,545,553	56,794	3.67		1,261,819	34,600	2.74
Mortgagors’ escrow accounts	32,403	76	0.23		29,275	63	0.22		27,337	57	0.21

Total interest-bearing deposits	1,863,797	78,017	4.19		1,574,828	56,857	3.61		1,289,156	34,657	2.69
Borrowed funds	897,821	44,607	4.97		715,324	33,823	4.73		683,039	29,572	4.33

Total interest-bearing liabilities	2,761,618	122,624	4.44		2,290,152	90,680	3.96		1,972,195	64,229	3.26

Non interest-bearing demand deposits	65,508				60,991				52,017
Other liabilities	18,668				18,345				18,499

Total liabilities	2,845,794				2,369,488				2,042,711
Equity	220,607				194,236				164,951

Total liabilities and equity	$3,066,401				$2,563,724				$2,207,662

Net interest income / net interest rate spread (3)		$70,938	2.23%			$67,704	2.54%			$68,210	3.03%

Net interest-earning assets / net interest margin (4)	$139,817		2.44%		$147,666		2.78%		$134,741		3.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	X			1.06	X			1.07	X

(1)	Average balances include non-accrual loans.

(2)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.7 million, $3.8 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	Increase (Decrease) in Net Interest Income

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006			Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

			(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$27,778	$1,235	$29,013	$23,530	$675	$24,205
Other loans, net	3,752	132	3,884	1,805	230	2,035
Mortgage-backed securities	(109)	1,189	1,080	(2,259)	1,175	(1,084)
Other securities	716	450	1,166	(41)	275	234
Interest-earning deposits and federal funds sold	32	3	35	488	67	555

Total interest-earning assets	32,169	3,009	35,178	23,523	2,422	25,945

Interest-Bearing Liabilities:
Deposits:
Savings accounts	776	2,767	3,543	242	1,564	1,806
NOW accounts	91	620	711	—	(14)	(14)
Money market accounts	2,391	1,230	3,621	159	3,446	3,605
Certificate of deposit accounts	7,812	5,460	13,272	10,281	6,516	16,797
Mortgagors’ escrow accounts	9	4	13	3	3	6
Other borrowed funds	8,995	1,789	10,784	1,439	2,812	4,251

Total interest-bearing liabilities	20,074	11,870	31,944	12,124	14,327	26,451

Net change in net interest income	$12,095	$(8,861)	$3,234	$11,399	$(11,905)	$(506)

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

          General. Diluted earnings per share decreased 10.5% to $1.02 for the year ended December 31, 2007 from $1.14 for the year ended December 31, 2006. Net income for the year ended December 31, 2007 was $20.2 million, a decrease of $1.5 million, or 6.7%, from the $21.6 million earned in the year ended December 31, 2006. The year ended December 31, 2007 includes an after-tax other-than-temporary impairment charge of $2.6 million, or $0.13 per diluted share, related to the Company’s investments in preferred stock of Freddie Mac and Fannie Mae. Net interest income for the year ended December 31, 2007 was $70.9 million, an increase of $3.2 million, or 4.8% from $67.7 million for the year ended December 31, 2006. Non-interest income increased $0.5 million, or 4.7%, as increases seen in most sources of income were partially offset by the other-than-temporary impairment charge. Non-interest expense increased $7.3 million, or 17.2%, primarily due to expenditures related to the growth and expansion of the Bank.

          Return on average assets decreased to 0.66% for the year ended December 31, 2007 from 0.84% for the year ended December 31, 2006. Return on average equity declined to 9.15% for the year ended December 31, 2007 from 11.14% for the year ended December 31, 2006.

Interest Income. Interest income increased $35.2 million, or 22.2%, to $193.6 million for the year ended December 31, 2007 from $158.4 million for the year ended December 31, 2006. This is the result of a $463.6 million increase in the average balance of interest-earning assets during 2007 compared to 2006, combined with a 17 basis point increase in the yield of interest-earning assets during 2007 compared to 2006. The increase in the yield of interest-earning assets is primarily due to an increase of $451.6 million in the average balance of the higher-yielding loan portfolio to $2,534.3 million. The yield on the mortgage loan portfolio increased six basis points to 6.87% for the year ended December 31, 2007 from 6.81% for the year ended December 31, 2006. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased nine basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase is due to the average rate of 7.13% on new mortgage loans originated during the year ended December 31, 2007 being above the average rate on both the loan portfolio and loans that were paid-in-full during the year. Excluding prepayment penalties from interest income, the yield on loans would have been 6.76% and 6.65%, and the yield on total interest-earning assets would have been 6.55% and 6.35%, in each case, for the years ended December 31, 2007 and 2006, respectively.

          Interest income from securities increased $2.2 million, as the average balance increased $11.3 million for the year ended December 31, 2007 to $352.0 million, combined with a 49 basis point increase in the yield to 5.08% during 2007 from 4.59% during 2006. The increase in the average balance of the securities portfolios is the result of several leverage transactions during the second half of 2007 that were completed to increase net interest income.

          Interest Expense. Interest expense increased $31.9 million to $122.6 million, or 35.2%, for the year ended December 31, 2007, from $90.7 million for the year ended December 31, 2006. An increase of $471.5 million in the average balance of interest-bearing liabilities was combined with a 48 basis point rise in the cost of interest-bearing liabilities to 4.44% for the year ended December 31, 2007 from 3.96% for the year ended December 31, 2006. The increase in the cost of interest-bearing liabilities is primarily attributed to the Federal Reserve having raised the overnight interest rate at seventeen consecutive meetings through June 2006. Although the Federal Reserve had reduced the overnight rate by 100 basis points between September and December 2007, the prior increases resulted in an increase in our cost of funds, as new deposits were obtained at average rates higher than the average rate on existing deposits. The cost of certificate of deposits, savings accounts and money market accounts increased 51 basis points, 92 basis points and 48 basis points, respectively, for the year ended December 31, 2007 compared to the year ended December 31, 2006, resulting in an increase in the cost of due to depositors of 59 basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006. The cost of borrowed funds also increased 24 basis points to 4.97% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

          Net Interest Income. Net interest income for the year ended December 31, 2007 totaled $70.9 million, an increase of $3.2 million, or 4.8%, from $67.7 million for 2006. The net interest spread declined 31 basis points to 2.23% for 2007 from 2.54% in 2006, as the yield on interest-earning assets increased 17 basis points while the cost of interest-bearing liabilities increased 48 basis points. The net interest margin decreased 34 basis points to 2.44% for the year ended December 31, 2007 from 2.78% for the year ended December 31, 2006. Excluding prepayment penalty income, the net interest margin would have been 2.32% and 2.63% for the years ended December 31, 2007 and 2006, respectively.

          Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2007 and 2006. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank has seen a significant improvement in its loss experience, and an improvement in local economic conditions and real estate values. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no adjustment to the allowance for loan losses was deemed necessary for the years ended December 31, 2007 and 2006. The ratio of non-performing loans to gross loans was 0.22% and 0.13% at December 31, 2007 and 2006, respectively. The allowance for loan losses as percentage of non-performing loans was 113% and 226% at December 31, 2007 and 2006, respectively. The ratio of allowance for loan losses to gross loans was 0.25% and 0.30% at December 31, 2007 and 2006, respectively. The Company experienced net charge-offs of $424,000 and $81,000 for the years ended December 31, 2007 and 2006, respectively.

          Non-Interest Income. Non-interest income increased $0.5 million, or 4.7%, for the year ended December 31, 2007 to $10.3 million, as compared to $9.8 million for the year ended December 31, 2006. This was primarily attributed to increases of $0.2 million on BOLI due to the purchase of additional BOLI, $1.0 million in dividends received on FHLB-NY stock, $1.1 million in Other Income, and $2.7 million attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159, which were partially offset by the other-than-temporary impairment charge of $4.7 million to reduce the carrying amount of investments in preferred stock issues of Freddie Mac and Fannie Mae, two government sponsored entities, to the securities market value of $28.2 million at December 31, 2007.

          Non-Interest Expense. Non-interest expense was $50.1 million for the year ended December 31, 2007, an increase of $7.3 million, or 17.2%, from $42.7 million for the year ended December 31, 2006. The increase from the comparable prior year period is primarily attributed to increases of: $3.2 million in employee salary and benefit expenses related to additional employees for the additional branches, business banking initiative and the internet banking division, $1.0 million in occupancy and equipment costs primarily related to increased rental expense, $0.8 million in depreciation primarily due to additional locations, $1.1 million in professional services, $1.0 million in data processing expense, and $0.3 million in other operating expenses primarily related to the additional branches and employees. The efficiency ratio was 60.2% and 55.2% for the years ended December 31, 2007 and 2006, respectively.

          Income Tax Provisions. Income tax expense for the year ended December 31, 2007 decreased $2.2 million to $10.9 million, compared to $13.1 million for the year ended December 31, 2006. This decrease is primarily attributed to the decrease of $3.6 million in income before income taxes. The effective tax rate decreased to 35.1% for the year ended December 31, 2007 from 37.7% for the year ended December 31, 2006. The decrease in the effective tax rate is due to the increased impact on income from tax preference items, primarily BOLI income.

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

          Interest Income. Interest income increased $25.9 million, or 19.6%, to $158.4 million for the year ended December 31, 2006 from $132.4 million for the year ended December 31, 2005. This was the result of a $330.9 million increase in the average balance of interest-earning assets during 2006 compared to 2005, combined with a 21 basis point increase in the yield of interest-earning assets during 2006 compared to 2005. The increase in the yield of interest-earning assets was primarily due to an increase of $371.8 million in the average balance of the higher-yielding loan portfolio to $2,082.6 million, combined with a $51.9 million decrease in the average balance of the lower-yielding securities portfolios. The yield on the mortgage loan portfolio increased four basis points to 6.81% for the year ended December 31, 2006 from 6.77% for the year ended December 31, 2005. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased 10 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was due to the average rate of 7.37% on new mortgage loans originated during the year ended December 31, 2006 being above the average rate on both the loan portfolio and loans that were paid-in-full during the year. In an effort to increase the yield on interest-earning assets, we continued to fund a portion of the growth in the higher-yielding mortgage loan portfolio through repayments received on the lower-yielding securities portfolio. Excluding prepayment penalties from interest income, the yield on loans would have been 6.65% and 6.53%, and the yield on total interest-earning assets would have been 6.35% and 6.09%, in each case, for the years ended December 31, 2006 and 2005, respectively.

          Interest income from securities decreased $0.9 million, as the average balance declined $51.9 million for the year ended December 31, 2006 to $340.6 million, partially offset by a 39 basis point increase in the yield to 4.59% during 2006 from 4.20% during 2005. The decrease in the average balance of the securities portfolio was a result of the Bank’s strategy to reduce the lower-yielding securities portfolio and shift these funds to the higher-yielding mortgage loan portfolio. Interest income from interest-earning deposits and federal funds sold increased $0.6 million due to the increase in the average balance during 2006 compared to 2005, combined with an increase in the yield of 136 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005.

          Interest Expense. Interest expense increased $26.5 million to $90.7 million, or 41.2%, for the year ended December 31, 2006, from $64.2 million for the year ended December 31, 2005. An increase of $318.0 million in the average balance of interest-bearing liabilities was combined with a 70 basis point rise in the cost of interest-bearing liabilities to 3.96% for the year ended December 31, 2006 from 3.26% for the year ended December 31, 2005. The increase in the cost of interest-bearing liabilities was primarily attributed to the Federal Reserve having raised the overnight interest rate at seventeen consecutive meetings through June 2006. Although the overnight rate remained at 5.25% for both the third and fourth quarters of 2006, the prior increases resulted in an increase in our cost of funds. The cost of certificate of deposits, savings accounts and money market accounts increased 77 basis points, 60 basis points and 147 basis points, respectively, for the year ended December 31, 2006 compared to the year ended December 31, 2005, resulting in an increase in the cost of due to depositors of 93 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. The cost of borrowed funds also increased 40 basis points to 4.73% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

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

          Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2006 and 2005. In assessing the adequacy of the Company’s allowance for loan losses, management considered the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, the Bank had seen a significant improvement in its loss experience, and an improvement in local economic conditions and real estate values. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no adjustment to the allowance for loan losses was deemed necessary for the years ended December 31, 2006 and 2005. The ratio of non-performing loans to gross loans was 0.13% at both December 31, 2006 and 2005. The allowance for loan losses as percentage of non-performing loans was 226% and 260% at December 31, 2006 and 2005, respectively. The ratio of allowance for loan losses to gross loans was 0.30% and 0.34% at December 31, 2006 and 2005, respectively. The Company experienced net charge-offs of $81,000 and $148,000 for the years ended December 31, 2006 and 2005, respectively.

           Non-Interest Income. Non-interest income increased $3.1 million, or 47.4%, for the year ended December 31, 2006 to $9.8 million, as compared to $6.6 million for the year ended December 31, 2005. This was attributed to increases of $0.8 million in loan fees, $0.5 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, $0.4 million in BOLI dividends, and $0.5 million in other income, and a $0.7 million increase due to the prior year’s loss on sale of securities due to a restructuring of the portfolio.

          Non-Interest Expense. Non-interest expense was $42.7 million for the year ended December 31, 2006, an increase of $6.5 million, or 17.9%, from $36.3 million for the year ended December 31, 2005. The increase from the prior year was primarily attributed to increases of: $3.3 million in employee salary and benefit expenses related to additional employees for new branches, the business banking initiative, and the internet branch, and the expensing of stock options, $1.4 million in occupancy and equipment costs primarily related to rental expense due to new branch leases (including the new branches which opened in the first quarter of 2007) and $1.8 million in other operating expense primarily related to the amortization of core deposit intangible and non-compete contracts, and expenditures attributable to the growth of the Bank. The efficiency ratio was 55.2% and 48.0% for years ended December 31, 2006 and 2005, respectively. The increase in the efficiency ratio for 2006 was primarily related to the investments in: the new branches, the startup of iGObanking.com®, and the business banking initiative. While each of these is expected contribute to future revenues, they did not produce revenues sufficient to maintain the prior year’s efficiency ratio.

          Income Tax Provisions. Income tax expense for the year ended December 31, 2006 decreased $1.9 million to $13.1 million, compared to $15.1 million for the year ended December 31, 2005. This decrease was primarily attributed to the decrease of $3.8 million in income before income taxes. The effective tax rate decreased to 37.7% for the year ended December 31, 2006 from 39.0% for the year ended December 31, 2005. The decrease in the effective tax rate was due to the increased impact on income from tax preference items, primarily BOLI income.

Liquidity, Regulatory Capital and Capital Resources

          The Company’s primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2007, the Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2007, the Bank may borrow up to $996.2 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2007, the Bank had $788.5 million in FHLB-NY advances outstanding. There were no funds outstanding at December 31, 2007 under the overnight line of credit. In addition, the Holding Company has $61.2 million in junior subordinated debentures (which are included in Borrowed Funds) and the Bank had $222.8 million in repurchase agreements to fund lending and investment opportunities. (See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes their available sources of funds are sufficient to fund current operations.

          The Company’s most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $36.1 million, an increase of $6.9 million from December 31, 2006. The Company also held marketable securities available for sale with a carrying value of $440.1 million at December 31, 2007.

          At December 31, 2007, the Company had commitments to extend credit (principally real estate mortgage loans) of $79.9 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $74.4 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity loan lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          The Company’s total interest and operating expenses in 2007 were $122.6 million and $50.1 million, respectively. Certificate of deposit accounts that are scheduled to mature in one year or less as of December 31, 2007 totaled $716.0 million.

          The Company maintains three postretirement benefit plans for its employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The Company also maintains a noncontributory defined benefit plan for certain of its non-employee directors. The employee pension plan is the only plan that the Company has funded. During 2007, the Company did not make a contribution to the employee pension plan, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. The Company expects to pay similar amounts for these plans in 2008. (See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          The amounts reported in the Company’s financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate which could be earned on bonds over a similar period that the Company anticipates the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for the Company’s plans has declined from 7.25% for 2001 to 6.25% for 2007. This decline in the discount rate has resulted in an increase in the Company’s APBO.

          The Company’s actuaries use several other assumptions that could have a significant impact on the Company’s APBO and periodic expense for these plans. These assumptions include, but are not limited to, the rate of increase in future compensation levels, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2007, the Company’s employee pension plan has a $1.9 million unrecognized loss. The non-employee director plan, and the medical and life insurance plans have a $0.4 million and $0.3 million unrecognized gain, respectively, due to experience different from what had been estimated and changes in actuarial assumptions. The pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years. The medical and insurance plans’ unrecognized gain is attributed to a reduction in medical premiums. In addition, the non-employee director pension plan and the medical and life insurance plans have unrecognized past service liabilities of $0.4 million and $0.1 million, respectively, due to plan amendments in prior years. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $0.9 million as of December 31, 2007.

          The change in the discount rate, the reduction in medical premiums, and the freezing of the employee defined benefit pension plan are the only significant changes made to the assumptions used for these plans for each of the years in the three years ended December 31, 2007. During this time period, the actual return on the employee pension plan’s assets has approximated the assumed return used to determine the periodic pension expense.

          The market value of the assets of the Company’s employee pension plan is $17.0 million at December 31, 2007, which is $2.0 million more than the projected benefit obligation. The Company does not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

          During 2007, funds provided by the Company’s operating activities amounted to $25.5 million. These funds, together with $487.0 million provided by financing activities, were utilized to fund net investing activities of $505.6 million. Funds provided by financing activities were primarily the result of growth in due to depositors of $257.7 million and net borrowings of $235.2 million. Principal payments and calls on loans and securities provided additional funds. The primary investment activity of the Company is the origination of loans, and the purchase of mortgage-backed securities. During 2007, the Bank had loan originations and purchases of $757.4 million. In addition during 2007, the Company purchased $204.6 million of mortgage-backed and other securities.

          At the time of the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2007 was $3.2 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Holding Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

          Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2007 and 2006, the Bank exceeded each of the three OTS capital requirements. (See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Critical Accounting Policies

          The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The Company has identified two accounting policies that require significant management valuation judgment: the allowance for loan losses and fair value of financial instruments.

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

          Fair Value of Financial Instruments. Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115”. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowed funds. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the consolidated statements of income. Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The Company elected to measure at fair value junior subordinated debt (commonly know as trust preferred securities) with a face amount of $61.8 million that was issued during 2007. The Company also elected to measure at fair value securities that were purchased during 2007 at a cost of $21.4 million.

          The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as Available for Sale and are carried at fair value in the consolidated statements of financial position, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the consolidated statements of income. During 2007, the Company recorded an other-than-temporary impairment charge of $4.7 million for certain preferred stocks.

          Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, are measured using level 2 inputs, which requires judgment to determine the fair value. The preferred stocks for which an other-than-temporary impairment charge was recorded in 2007 were valued using a level 1 input.

Contractual Obligations

	Payments Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)
Borrowed funds	$1,072,551	$248,973	$399,217	$256,361	$168,000
Deposits	2,025,447	1,574,014	331,240	97,042	23,151
Loan commitments	154,321	154,321	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	24,889	2,695	5,558	4,726	11,910
Purchase obligations	11,659	3,311	4,174	4,174	—
Pension and other postretirement benefits	6,102	280	862	847	4,113
Deferred compensation plans	4,338	582	735	538	2,483

Total	$3,299,307	$1,984,176	$741,786	$363,688	$209,657

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

          The Company focuses its balance sheet growth on the origination of mortgage loans. At December 31, 2007, the Bank had commitments to extend credit and lines of credit of $154.3 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          At December 31, 2007, the Bank had fourteen branches, eight of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, the Bank leases its executive offices.

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

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s results of operations or financial condition.

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

          In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year prior to the effective date, provided the election is made prior to the issuance of financial statements for that year or portion thereof, and the election is made within 120 days of the beginning of that fiscal year. Early adoption of SFAS No. 159 also requires the early adoption of SFAS No. 157. The impact of adopting this statement on the Company’s consolidated financial statements is discussed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial condition.

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

          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2007 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Adoption of Issue No. 06-4 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

           In December 2007, the FASB issue SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Since this statement is effective for business combinations for which the Company is the acquirer that occur after December 31, 2008, the Company is unable, at this time, to determine the impact of this statement.

            In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. Adoption of SFAS No. 160 is not expected to have a material impact on the Company’s results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          This information is contained in the section captioned “Interest Rate Risk” on page 51 and in Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.     Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition

	December 31, 2007	December 31, 2006

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$36,148	$29,251
Securities available for sale:
Mortgage-backed securities (including assets pledged of $302,446 and $243,873 at December 31, 2007 and 2006, respectively; $133,051 at fair value at December 31, 2007)	362,729	288,851
Other securities ($30,986 at fair value at December 31, 2007)	77,371	41,736
Loans	2,708,751	2,331,805
Less: Allowance for loan losses	(6,633)	(7,057)

Net loans	2,702,118	2,324,748
Interest and dividends receivable	15,768	13,332
Bank premises and equipment, net	23,936	23,042
Federal Home Loan Bank of New York stock	42,669	36,160
Bank owned life insurance	52,260	40,516
Goodwill	16,127	14,818
Core deposit intangible, net	2,810	3,279
Other assets	22,583	20,788

Total assets	$3,354,519	$2,836,521

Liabilities
Due to depositors:
Non-interest bearing	$69,299	$80,061
Interest-bearing	1,933,656	1,664,334
Mortgagors’ escrow deposits	22,492	19,755
Borrowed funds ($135,621 at fair value at December 31, 2007)	849,727	608,513
Securities sold under agreements to repurchase ($25,924 at fair value at December 31, 2007)	222,824	223,900
Other liabilities	22,867	21,543

Total liabilities	3,120,865	2,618,106

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,321,564 shares issued and outstanding at December 31, 2007; 21,165,052 shares issued, and 21,131,274 shares outstanding at December 31, 2006)	213	212
Additional paid-in capital	74,861	71,079
Treasury stock, at average cost (none and 33,778 shares at December 31, 2007 and 2006, respectively)	—	(592)
Unearned compensation	(2,110)	(2,897)
Retained earnings	161,598	156,879
Accumulated other comprehensive loss, net of taxes	(908)	(6,266)

Total stockholders’ equity	233,654	218,415

Total liabilities and stockholders’ equity	$3,354,519	$2,836,521

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,

	2007	2006	2005

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$174,987	$142,090	$115,850
Interest and dividends on securities:
Interest	16,687	15,302	16,098
Dividends	1,181	320	374
Other interest income	707	672	117

Total interest and dividend income	193,562	158,384	132,439

Interest expense
Deposits	78,017	56,857	34,657
Other interest expense	44,607	33,823	29,572

Total interest expense	122,624	90,680	64,229

Net interest income	70,938	67,704	68,210
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	70,938	67,704	68,210

Non-interest income
Loan fee income	3,171	2,938	2,162
Banking services fee income	1,566	1,462	1,454
Net gain on sale of loans held for sale	359	550	583
Net gain on sale of loans	341	182	19
Net gain (loss) on sale of securities	—	81	(647)
Other-than-temporary impairment charge on securities	(4,710)	—	—
Net gain from fair value adjustments	2,685	—	—
Federal Home Loan Bank of New York stock dividends	2,654	1,695	1,163
Bank owned life insurance	1,743	1,553	1,127
Other income	2,444	1,334	786

Total non-interest income	10,253	9,795	6,647

Non-interest expense
Salaries and employee benefits	23,564	20,356	17,096
Occupancy and equipment	6,527	5,542	4,170
Professional services	5,220	4,170	4,489
Data processing	3,605	2,591	2,290
Depreciation and amortization of premises and equipment	2,417	1,655	1,553
Other operating expenses	8,743	8,428	6,666

Total non-interest expense	50,076	42,742	36,264

Income before income taxes	31,115	34,757	38,593

Provision for income taxes
Federal	9,272	10,729	11,896
State and local	1,658	2,389	3,155

Total provision for income taxes	10,930	13,118	15,051

Net income	$20,185	$21,639	$23,542

Basic earnings per share	$1.03	$1.16	$1.34
Diluted earnings per share	$1.02	$1.14	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,

	2007	2006	2005

	(Dollars in thousands, except per share data)
Common Stock
Balance, beginning of year	$212	$195	$195
Issuance upon the exercise of stock options (127,499, 71,278 and 10,198 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	1	1	—
Shares issued upon vesting of restricted stock unit awards (29,013 and 4,500 common shares in 2007 and 2006, respectively)	—	—	—
Shares issued in connection with acquisition of Atlantic Liberty (1,622,380 shares in 2006)	—	16	—

Balance, end of year	213	212	195

Additional Paid-In Capital
Balance, beginning of year	71,079	39,635	37,187
Award of common shares released from Employee Benefit Trust (6,783, 52,809 and 46,212 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	88	734	616
Cumulative adjustment related to adoption of SFAS No. 123R	—	847	—
Shares issued upon vesting of restricted stock unit awards (65,068, 40,191 and 200 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	500	62	—
Forfeiture of restricted stock awards (690, 2,685 and 2,400 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	8	28	(4)
Options exercised (127,499, 86,728 and 10,198 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	1,124	529	84
Stock-based compensation activity, net	315	1,224	—
Stock-based income tax benefit	439	1,479	1,752
Adjustment to the purchase price of Atlantic Liberty	1,308	—	—
Shares issued in connections with acquisition of Atlantic Liberty (1,622,380 common shares in 2006)	—	26,541	—

Balance, end of year	74,861	71,079	39,635

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2007	2006	2005

	(Dollars in thousands, except per share data)
Treasury Stock
Balance, beginning of year	$(592)	$(12)	$(3,893)
Purchases of common shares outstanding (38,000, 374,600 and 144,700 shares for the years ended December 31, 2007, 2006 and 2005, respectively)	(627)	(6,249)	(2,567)
Issuance upon exercise of stock options (39,986, 341,386 and 329,968 shares for the years ended December 31, 2007, 2006 and 2005, respectively)	673	5,646	5,777
Repurchase of restricted stock awards to satisfy tax obligations (25,785, 20,705 and 28,651 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	(429)	(344)	(518)
Forfeiture of restricted stock awards (690, 2,685 and 2,400 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	(8)	(28)	(27)
Shares issued upon vesting of restricted stock unit awards (71,216, 60,186 and 69,181 common shares for the years ended December 31, 2007, 2006 and 2005,respectively)	1,198	1,014	1,216
Purchase of common shares to fund options exercised (12,949 and 36,310 common shares for the year ended December 31, 2007 and 2006, respectively)	(215)	(619)	—

Balance, end of year	—	(592)	(12)

Unearned Compensation
Balance, beginning of year	(2,897)	(4,159)	(5,117)
Cumulative adjustment related to the adoption of SFAS No. 123R	—	516	—
Release of shares from Employee Benefit Trust (231,341, 218,941 and 204,492 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	787	746	696
Forfeiture of restricted stock awards (2,400 common shares for the year ended December 31, 2005)	—	—	31
Restricted stock award expense	—	—	231

Balance, end of year	(2,110)	(2,897)	(4,159)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2007	2006	2005

	(Dollars in thousands, except per share data)
Retained Earnings
Balance, beginning of year	$156,879	$146,068	$133,290
Cumulative adjustment related to the adoption of SFAS No. 159	(5,811)	—	—
Net income	20,185	21,639	23,542
Stock options exercised (39,986, 325,936 and 329,968 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	(224)	(2,582)	(3,439)
Shares issued upon vesting of restricted stock unit awards (35,161, 24,495, 68,981 common shares for the years ended December 31, 2007, 2006 and 2005, respectively)	(30)	(66)	(298)
Cash dividends declared and paid ($0.48, $0.44 and $0.40 per common share for the years ended December 31, 2007, 2006 and 2005, respectively)	(9,401)	(8,180)	(7,027)

Balance, end of year	161,598	156,879	146,068

Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year	(6,266)	(5,260)	(1,009)
Cumulative adjustment related to the adoption of SFAS No. 159, net of taxes ($2,875)	3,636	—	—
Adjustment required for initial application of SFAS No. 158 for deferred costs for the postretirement plans, net of taxes of approximately $975 for the year ended December 31, 2006	—	(1,241)	—
Adjustment required to recognize minimum pension liability for Directors Pension Plan, net of taxes of approximately $28 the year ended December 31, 2005	—	—	(38)
Amortization of prior service costs, net of taxes of ($65) for the year ended December 31, 2007	70	—	—
Amortization of actuarial gains (losses), net of taxes of ($56) for the year ended December 31, 2007	61	—	—
Unrecognized actuarial gains, net of taxes ($386) for the year ended December 31, 2007	492	—	—
Change in net unrealized gain (loss) on securities available for sale, net of taxes of approximately $1,444, ($207) and $3,379 for the years ended December 31, 2007, 2006 and 2005, respectively	(1,533)	284	(4,608)
Less: Reclassification adjustment for (gains) losses included in net income, net of taxes of approximately ($2,078), $32 and ($252) for the years ended December 31, 2007, 2006 and 2005, respectively	2,632	(49)	395

Balance, end of year	(908)	(6,266)	(5,260)

Total Stockholders’ Equity	$233,654	$218,415	$176,467

Comprehensive Income
Net income	$20,185	$21,639	$23,542
Other comprehensive income, net of tax
Adjustment to recognize minimum postretirement liability prior to the adoption of SFAS No. 158	—	—	(38)
Unrecognized actuarial gains	492	—	—
Amortization of actuarial gains (losses)	61	—	—
Amortization of prior service costs	70	—	—
Unrealized gains (losses) on securities	1,099	235	(4,213)

Comprehensive income	$21,907	$21,874	$19,291

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,

	2007	2006	2005

	(In thousands)
Operating Activities

Net income	$20,185	$21,639	$23,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,417	1,655	1,553
Origination of loans held for sale	(22,026)	(7,477)	(6,630)
Proceeds from sale of loans held for sale	22,237	8,108	7,259
Net gain on sales of loans held for sale	(359)	(550)	(583)
Net gain on sales of loans	(341)	(182)	(19)
Net (gain) loss on sales of securities		(81)	647
Other-than-temporary impairment charge on securities	4,710	—	—
Amortization of premium, net of accretion of discount	1,402	1,506	1,584
Fair value adjustment for financial assets and financial liabilities	(2,685)	—	—
Income from bank owned life insurance	(1,743)	(1,553)	(1,127)
Stock based compensation expense	2,008	2,307	1,488
Deferred compensation	(652)	(392)	(2,593)
Amortization of core deposit intangibles	469	234	—
Excess tax benefits from stock-based payment arrangements	(439)	(1,479)	—
Deferred income tax provision (benefit)	(848)	485	2,021
Increase (decrease) in other liabilities	4,043	(311)	2,866
(Increase) decrease in other assets	(2,841)	6,429	(4,465)

Net cash provided by operating activities	25,537	30,338	25,543

Investing Activities

Purchases of premises and equipment	(3,311)	(8,362)	(1,233)
Net purchase of Federal Home Loan Bank-NY shares	(6,509)	(4,846)	(7,361)
Purchases of securities available for sale	(204,606)	(55,284)	(30,384)
Proceeds from sales and calls of securities available for sale	5,501	45,547	29,248
Proceeds from maturities and prepayments of securities available for sale	90,130	51,735	89,839
Net originations and repayments of loans	(401,232)	(342,495)	(368,442)
Purchases of loans	(11,619)	(5,074)	(1,009)
Proceeds from sale of loans	2,050	8,695	1,030
Proceeds from sale of delinquent loans	33,996	12,314	3,088
Purchase of bank owned life insurance	(10,000)	(10,000)	—
Cash used to acquire Atlantic Liberty Financial Corporation	—	(14,663)	—
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	—	3,401	—

Net cash used in investing activities	(505,600)	(319,032)	(285,224)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,

	2007	2006	2005

	(In thousands)
Financing Activities

Net (decrease) increase in non-interest bearing deposits	$(10,762)	$17,673	$9,138
Net increase in interest bearing deposits	268,467	173,078	162,402
Net increase (decrease) in mortgagors’ escrow deposits	2,737	(1,118)	2,950
Net repayments of short-term borrowed funds	—	(10,000)	(10,000)
Proceeds from long-term borrowings	470,757	250,000	170,000
Repayment of long-term borrowings	(235,547)	(128,079)	(55,026)
Purchases of treasury stock	(1,056)	(6,593)	(3,085)
Excess tax benefits from stock-based payment arrangements	439	1,479	—
Proceeds from issuance of common stock upon exercise of stock options	1,326	2,931	2,422
Cash dividends paid	(9,401)	(8,180)	(7,027)

Net cash provided by financing activities	486,960	291,191	271,774

Net increase in cash and cash equivalents	6,897	2,497	12,093
Cash and cash equivalents, beginning of year	29,251	26,754	14,661

Cash and cash equivalents, end of year	$36,148	$29,251	$26,754

Supplemental Cash Flow Disclosure
Interest paid	$119,977	$87,577	$62,909
Income taxes paid	11,874	8,653	13,538
Taxes paid if excess tax benefit were not tax deductible	12,313	10,132	—
Fair value of assets acquired	1,309	185,599	—
Fair value of liabilities assumed	—	144,379	—
Common shares issued in exchange for Atlantic Liberty common shares	—	26,557	—
Non-cash activities:
Securities sale transaction, not yet settled	—	—	319

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a savings and loan holding company organized at the direction of its subsidiary, Flushing Savings Bank, FSB (the “Bank”), in connection with the Bank’s conversion from a mutual to capital stock form of organization. The Holding Company and its direct and indirect wholly-owned subsidiaries, the Bank, Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as the “Company.”

The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans. The Bank primarily conducts its business through fourteen full-service banking offices, nine of which are located in Queens County, one in Nassau County, three in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering savings accounts and certificates of deposit.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”). The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Flushing Financial Corporation and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, Flushing Commercial Bank (“FCB”), Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FCB is a limited-purpose commercial bank formed to accept municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is an inactive subsidiary whose purpose was to manage real estate properties and joint ventures.

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

Cash and cash equivalents:

For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. The Bank is required to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $11.0 million and $7.7 million at December 31, 2007 and 2006, respectively.

Securities available for sale:

Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, if applicable, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill:

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment, rather than amortized. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. As of December 31, 2007, the annual impairment tests have not resulted in recognizing an impairment of goodwill.

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

Loans held for sale:

Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2007 and 2006.

Bank owned life insurance:

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. BOLI is carried in the consolidated statements of financial position at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Real estate owned:

Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value (which is based on appraised value with certain adjustments) less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance. Actual values may differ from those estimates. The Company had no real estate owned as of or during the years ended December 31, 2007, 2006 and 2005.

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

Segment Reporting:

Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

Advertising Expense:

Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $1.7 million, $0.9 million, and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Earnings per share:

Basic earnings per share for the years ended December 31, 2007, 2006 and 2005 was computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portions of restricted stock and restricted stock unit awards during the period. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.

Earnings per share has been computed based on the following, for the years ended December 31:

	2007	2006	2005

	(In thousands, except per share data)
Net income, as reported	$20,185	$21,639	$23,542
Divided by:
Weighted average common shares outstanding	19,625	18,639	17,555
Weighted average common stock equivalents	236	293	446

Total weighted average common shares outstanding and common stock equivalents	19,861	18,932	18,001

Basic earnings per share	$1.03	$1.16	$1.34
Diluted earnings per share	$1.02	$1.14	$1.31

Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. Options to purchase 483,475 shares, at an average exercise price of $17.47, 275,750 shares, at an average exercise price of $18.05 and 291,625 shares, at an average exercise price of $18.03 were not included in the computation of diluted earnings per share for 2007, 2006 and 2005, respectively. Unvested restricted stock and restricted stock unit awards of 149,272 shares, at an average market price on the date of grant of $17.11, 73,529 shares, at an average market price on the date of grant of $18.10 and 92,825 shares, at an average market price on the date of grant of $18.20 were not included in the computation of diluted earnings per share for 2007, 2006 and 2005, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2007	2006

	(In thousands)
Multi-family residential	$964,455	$870,912
Commercial real estate	625,843	519,552
One-to-four family _ mixed-use property	686,921	588,092
One-to-four family _ residential	161,666	161,889
Co-operative apartments	7,070	8,059
Construction	119,745	104,488
Small Business Administration	18,922	17,521
Taxi medallion	68,250	37,450
Commercial business and other	41,796	13,449

Gross loans	2,694,668	2,321,412
Unearned loan fees and deferred costs, net	14,083	10,393

Total loans	$2,708,751	$2,331,805

The total amount of loans on non-accrual status was $5,140,000, $3,126,000 and $1,922,000, at December 31, 2007, 2006 and 2005, respectively. The total amount of loans classified as impaired was $5,893,000, $3,126,000 and $2,452,000 at December 31, 2007, 2006 and 2005, respectively. The portion of the allowance for loan losses allocated to impaired loans was $605,000 (9.1%), $316,000 (4.5%) and $231,000 (3.6%) at December 31, 2007, 2006 and 2005, respectively. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. The average balance of impaired loans was $5,076,000, $2,686,000 and $1,802,000 for 2007, 2006 and 2005, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2007	2006	2005

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$341	$227	$158
Less: Interest income included in the results of operations	85	83	55

Foregone interest	$256	$144	$103

The following are changes in the allowance for loan losses for the years ended December 31:

	2007	2006	2005

	(In thousands)
Balance, beginning of year	$7,057	$6,385	$6,533
Provision for loan losses	—	—	—
Allowance from Atlantic Liberty acquisition	—	753	—
Charge-offs	(472)	(93)	(164)
Recoveries	48	12	16

Balance, end of year	$6,633	$7,057	$6,385

4. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2007, 2006 and 2005. Securities available for sale are recorded at fair value. Securities classified as held-to-maturity would be stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method.

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2007 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$4,406	$4,406	$—	$—
Other	51,213	51,213	—	—
Mutual funds	21,752	21,752	—	—

Total other securities	77,371	77,371	—	—

REMIC and CMO	182,609	182,730	761	640
GNMA	11,464	11,663	199	—
FNMA	123,121	122,770	493	844
FHLMC	45,511	45,566	151	96

Total mortgage-backed securities	362,705	362,729	1,604	1,580

Total securities available for sale	$440,076	$440,100	$1,604	$1,580

The following table shows the Company’s available for sale securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Total		Less than 12 months		12 months or more

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
FNMA	$43,407	$844	$144	$—	$43,263	$844
REMIC and CMO	93,903	640	88,481	603	5,422	37
FHLMC	4,926	96	—	—	4,926	96

Total mortgage-backed securities	$142,236	$1,580	$88,625	$603	$53,611	$977

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. These securities were either issued by a U.S. government agency (GNMA), a government sponsored entity (FNMA or FHLMC) or were privately issued and carry a rating of AAA. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The Company has elected to carry $164.0 million of its securities at fair value under SFAS No. 159 (See Note 15 of Notes to Consolidated Financial Statements). Since these securities are carried at fair value, they do not have any unrealized gains or losses as of December 31, 2007.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	21,752	21,752
Due after one year through five years	—	—
Due after five years through ten years	11,802	11,802
Due after ten years	43,817	43,817

Total other securities	77,371	77,371
Mortgage-backed securities	362,705	362,729

Total securities available for sale	440,076	440,100

The amortized cost and fair value of the Company’s securities classified as available for sale at December 31, 2006 were as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$15,016	$15,004	$3	$15
Mutual funds	21,224	20,645	—	579
Other	6,304	6,087	8	225

Total other securities	42,544	41,736	11	819

FNMA	135,458	131,192	277	4,543
REMIC and CMO	100,165	98,652	246	1,759
FHLMC	53,440	51,733	94	1,801
GNMA	7,199	7,274	79	4

Total mortgage-backed securities	296,262	288,851	696	8,107

Total securities available for sale	$338,806	$330,587	$707	$8,926

The following table shows the Company’s available for sale securities gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Total		Less than 12 months		12 months or more

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U. S. government agencies	$4,717	$15	$4,717	$15	$—	$—
Mutual funds	20,645	579	—	—	20,645	579
Other	4,275	225	4,275	225	—	—

Total other securities	29,637	819	8,992	240	20,645	579

FNMA	113,076	4,543	732	—	112,344	4,543
REMIC and CMO	75,497	1,759	14,426	28	61,071	1,731
FHLMC	43,546	1,801	—	—	43,546	1,801
GNMA	4,756	4	4,756	4	—	—

Total mortgage-backed securities	236,875	8,107	19,914	32	216,961	8,075

Total securities available for sale	$266,512	$8,926	$28,906	$272	$237,606	$8,654

For the year ended December 31, 2007, there were no gross gains or losses realized on sales of securities available for sale. Gross gains of $3,009,000 and gross losses of $76,000 were recognized as Net Gain From Fair Value Adjustments for the year ended December 31, 2007. In addition, an other-than-temporary impairment write-down of $4,710,000 was recorded during the year ended December 31, 2007 to reduce the carrying amount of investments in preferred stock issues of Freddie Mac and Fannie Mae, two government sponsored entities, to the securities market value of $28.2 million at December 31, 2007. For the year ended December 31, 2006, gross gains of $81,000 were realized on sales of securities available for sale; there were no losses realized on the sales of securities available for sale. For the year ended December 31, 2005, gross gains of $508,000 and losses of $1,155,000 were realized on sales of securities available for sale.

5. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2007	2006

	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	18,807	17,003
Equipment and furniture	15,944	14,451

Total	38,302	35,005
Less: Accumulated depreciation and amortization	14,366	11,963

Bank premises and equipment, net	$23,936	$23,042

6. Deposits

Total deposits at December 31, 2007 and 2006, and the weighted average rate on deposits at December 31, 2007, are as follows:

	2007	2006	Weighted Average Rate 2007

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,167,399	$1,102,976
Savings accounts	354,746	262,980	4.81%
Money market accounts	340,694	251,197	2.82
NOW accounts	70,817	47,181	3.18

Total interest-bearing deposits	1,933,656	1,664,334	2.16
Non-interest bearing demand deposits	69,299	80,061

Total due to depositors	2,002,955	1,744,395
Mortgagors’ escrow deposits	22,492	19,755	0.23

Total deposits	$2,025,447	$1,764,150

The aggregate amount of time deposits with denominations of $100,000 or more was $318.5 million and $298.9 million at December 31, 2007 and 2006, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was $201.7 million and $144.9 million at December 31, 2007 and 2006, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2007	2006	2005

	(In thousands)
Certificate of deposit accounts	$57,029	$43,757	$26,960
Savings accounts	7,574	4,031	2,225
Money market accounts	12,425	8,804	5,199
NOW accounts	913	202	216

Total due to depositors	77,941	56,794	34,600
Mortgagors’ escrow deposits	76	63	57

Total interest expense on deposits	$78,017	$56,857	$34,657

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2007	2006

	(In thousands)
Within 12 months	$715,966	$625,756
More than 12 months to 24 months	173,125	132,111
More than 24 months to 36 months	158,115	84,466
More than 36 months to 48 months	83,210	160,711
More than 48 months to 60 months	13,832	75,599
More than 60 months	23,151	24,333

Total certificate of deposit accounts	$1,167,399	$1,102,976

As of December 31, 2006, $5.3 million of U. S. Treasury Bills were pledged as collateral for a deposit account.

7. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2007		2006

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Repurchase agreements - adjustable rate:
Due in 2009	$10,000	5.46%	$10,000	5.77%
Due in 2010	10,000	5.54	10,000	5.85
Due in 2013	20,000	4.69	20,000	4.87

Total repurchase agreements - adjustable rate	40,000	5.09	40,000	5.34

Repurchase agreements - fixed rate:
Due in 2007	—	—	60,000	5.25
Due in 2008	20,000	3.89	20,000	3.89
Due in 2009	35,924	4.95	35,000	5.08
Due in 2010	10,900	4.86	28,900	4.07
Due in 2011	10,000	4.87	10,000	4.87
Due in 2012	18,000	4.71	—	—
Due in 2016	30,000	4.98	30,000	4.98
Due in 2017	58,000	4.38	—	—

Total repurchase agreements - fixed rate	182,824	4.62	183,900	4.82

Total repurchase agreements	222,824	4.71	223,900	4.91

FHLB-NY advances - adjustable rate:
Due in 2007	—	—	35,000	5.24

Total FHLB-NY advances - adjustable rate	—	—	35,000	5.24

FHLB-NY advances - fixed rate:
Due in 2007	—	—	108,778	4.00
Due in 2008	188,973	4.18	188,953	4.18
Due in 2009	130,000	4.46	100,000	4.37
Due in 2010	222,393	5.09	115,000	5.83
Due in 2011	93,133	5.05	40,163	5.10
Due in 2012	74,000	5.10	—	—
Due in 2017	80,000	4.41	—	—

Total FHLB-NY advances - fixed rate	788,499	4.70	552,894	4.59

Total FHLB-NY advances	788,499	4.70	587,894	4.63

Junior subordinated debentures - adjustable rate
Due in 2037	61,228	7.03	20,619	9.02

Total borrowings	$1,072,551	4.83%	$832,413	4.81%

Borrowed funds which have call provisions are summarized as follows at December 31, 2007:

	Amount	Rate	Maturity Date	Call Date

	(Dollars in thousands)
Repurchase agreements - fixed rate	$25,000	5.52%	7/22/2009	On Demand
Repurchase agreements - fixed rate	18,000	4.71	4/19/2012	4/19/2010
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	7/28/2010
Repurchase agreements - fixed rate	20,000	4.25	9/19/2017	9/19/2010
Repurchase agreements - fixed rate	20,000	4.41	9/21/2017	9/21/2010
Repurchase agreements - fixed rate	18,000	4.48	10/10/2017	10/10/2010
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	7/28/2011
Repurchase agreements - Adjustable rate	10,000	4.86	6/27/2013	6/27/2008
Repurchase agreements - Adjustable rate	10,000	4.51	7/27/2013	7/27/2008
FHLB-NY advances - fixed rate	10,000	4.32	9/17/2017	9/17/2010
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	9/18/2010
FHLB-NY advances - fixed rate	10,000	4.13	9/17/2017	9/17/2011
FHLB-NY advances - fixed rate	20,000	4.43	10/10/2017	10/10/2011
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	10/10/2012

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

	2007	2006

	(Dollars in thousands)
Book value of collateral	$302,446	$243,873
Estimated fair value of collateral	302,446	243,873
Average balance of outstanding agreements during the year	229,544	207,955
Maximum balance of outstanding agreements at a month end during the year	272,693	238,900
Average interest rate of outstanding agreements during the year	5.04%	4.70%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed and mortgage-related securities, and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

The Holding Company has three trusts formed under the laws of the State of Delaware for the purpose of issuing capital and common securities, and investing the proceeds thereof in junior subordinated debentures of the Holding Company. Each of these trusts issued $20.6 million of securities with a fixed-rate for the first five years, after which they will reset quarterly based on a spread over 3-month LIBOR. The securities are first callable at par after five years, and pay cumulative dividends. The Holding Company has guaranteed the payment of these trusts’ obligations under their capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the trusts. The junior subordinated debentures issued by the Holding Company are carried at fair value in the consolidated financial statements. The table below shows the terms of the securities issued by the trusts.

	Flushing Financial	Flushing Financial	Flushing Financial
	Capital Trust II	Capital Trust III	Capital Trust IV

Issue Date	June 20, 2007	June 21, 2007	July 3, 2007
Initial Rate	7.14%	6.89%	6.85%
First Reset Date	September 1, 2012	June 15, 2012	July 30, 2012
Spread over 3-month LIBOR	1.41%	1.44%	1.42%
Maturity Date	September 1, 2037	September 15, 2037	July 30, 2037

The Holding Company also had a trust formed under the laws of the State of Delaware for the purpose of issuing capital and common securities and investing the proceeds thereof in $20.6 million of junior subordinated debentures of the Holding Company. On July 11, 2002, the Trust issued $20.0 million of floating rate capital securities, which had a floating per annum rate of interest, reset quarterly, equal to 3.65% over 3-month LIBOR. The capital securities had a maturity date of October 7, 2032, and were first callable at par on July 7, 2007, at which time they were redeemed. The Holding Company had guaranteed the payment of the trust’s obligations under its capital securities. The terms of the junior subordinated debentures were the same as those of the capital securities issued by the trust.

The consolidated financial statements do not include the securities issued by the trusts, but rather include the junior subordinated debentures of the Holding Company.

8. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Trust and FPFC, which file separate Federal, New York State and New York City income tax returns as a trust and real estate investment trust, respectively. The Company remains subject to examination for its Federal and New York City income tax returns for the years ending on or after December 31, 2004, and for its New York State income tax returns for years ending on or after December 31, 2005. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income”, “alternative entire net income”, “taxable assets” or a minimum tax. For the years ended December 31, 2007 and 2005, the Company’s state tax was based on “alternative entire net income”, with the city tax based on “entire net income.” For the year ended December 31, 2006, the Company’s state and city tax were based on “alternative entire net income.”

Income tax provisions (benefits) are summarized as follows for the years ended December 31:

	2007	2006	2005

	(In thousands)
Federal:
Current	$10,151	$10,826	$10,989
Deferred	(879)	(97)	907

Total federal tax provision	9,272	10,729	11,896

State and Local:
Current	1,627	1,808	2,041
Deferred	31	581	1,114

Total state and local tax provision	1,658	2,389	3,155

Total income tax provision	$10,930	$13,118	$15,051

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 35.1%, 37.7% and 39.0% for the years ended December 31, 2007, 2006 and 2005, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2007		2006		2005

	(Dollars in thousands)
Taxes at federal statutory rate	$10,890	35.0%	$12,165	35.0%	$13,508	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,078	3.4	1,553	4.5	2,051	5.3
Other	(1,038)	(3.3)	(600)	(1.8)	(508)	(1.3)

Taxes at effective rate	$10,930	35.1%	$13,118	37.7%	$15,051	39.0%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2007	2006	2005

	(In thousands)
Income from operations	$10,930	$13,118	$15,051
Equity:
Change in fair value of securities available for sale	634	175	(3,127)
Adjustment required to recognize minimum pension liability prior to the adoption of SFAS No. 158	—	—	(28)
Adjustment required to recognize funded status of postretirement pension plans	—	(975)	—
Current year actuarial gains of postretirement plans	386	—	—
Amortization of actuarial gains and losses	121	—	—
Cumulative adjustment related to the adoption of SFAS No. 159	(1,721)	—	—
Compensation expense for tax purposes in excess of that recognized for financial reporting purposes	(439)	(1,479)	(1,752)

Total income taxes	$9,911	$10,839	$10,144

The components of the net deferred tax asset are as follows at December 31:

	2007	2006

	(In thousands)
Deferred tax asset:
Postretirement benefits	$2,388	$2,341
Stock based compensation	1,686	1,628
Unrealized losses on securities available for sale	—	3,501
Fair value adjustment on financial assets and financial liabilities carried at fair value	3,058	—
Other-than-temporary impairment charge	2,078	—
Adjustment required to recognize funded status of postretirement pension plans	730	1,237
Other	462	103

Deferred tax asset	10,402	8,810

Deferred tax liability:
Allowance for loan losses	1,704	1,265
Depreciation	39	135
Core deposit intangibles	1,240	1,455
Valuation differences resulting from acquired assets and liabilities	3,236	3,554
Unrealized gains on securities available for sale	8	—
Other	1,526	1,180

Deferred tax liability	7,753	7,589

Net deferred tax asset included in other assets	$2,649	$1,221

The Company has recorded a net deferred tax asset of $2,649,000. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2007 and 2006.

The Company adopted the provisions of FASB Interpretation No.48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits upon adoption of FIN 48. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2007, the Company did not recognize any material amounts of interest or penalties on income taxes.

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

Assuming the Company had recognized compensation cost for stock-based compensation in accordance with SFAS No. 123R prior to January 1, 2006, net income and earnings per share would have been as indicated in the table below:

	2007	2006	2005

	(Dollars in thousands, except per share data)
Net income, as reported	$20,185	$21,639	$23,542
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,376	1,503	908
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,376)	(1,503)	(1,559)

Pro forma net income	$20,185	$21,639	$22,891

Basic earnings per share:
As reported	$1.03	$1.16	$1.34
Pro forma	$1.03	$1.16	$1.30
Diluted earnings per share:
As reported	$1.02	$1.14	$1.31
Pro forma	$1.02	$1.14	$1.27

For the years ended December 31, 2007, 2006 and 2005, the Company’s net income, as reported, includes $2.1 million, $2.4 million and $1.5 million, respectively, of stock-based compensation costs and $0.7 million, $0.9 million and $0.6 million of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were 95,200, 133,475 and 123,725 stock options granted for the years ended December 31, 2007, 2006 and 2005, respectively. There were 110,950, 121,425 and 125,200 restricted stock units granted for the years ended December 31, 2007, 2006 and 2005, respectively.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated and exclude the Atlantic Liberty stock options, for the years ended December 31:

	2007 Grants	2006 Grants	2005 Grants

Dividend yield	3.60%	3.38%	2.24%
Expected volatility	28.75%	29.31%	21.48%
Risk-free interest rate	5.03%	5.10%	3.87%
Expected option life (years)	7 years	7 years	7 years

Holders of Atlantic Liberty stock options had the election to convert their options to Holding Company options or receive cash for the difference between their option price and $24.00. Holders of 148,734 Atlantic Liberty options, with an exercise price of $18.50, elected to receive 212,687 Holding Company options with an exercise price of $12.94. This is considered a modification under SFAS 123R. No additional expense was recognized as the fair value of these options after this modification is less than the fair value before the modification, as the time period in which they can be exercised, and therefore their expected life, was reduced. The following are the significant assumptions relating to the valuation of the Atlantic Liberty stock options upon modification. As the merger occurred in 2006, 2007 and 2005 grants are not applicable.

2006 Grants

Dividend yield	3.71%
Expected volatility	29.31%
Risk-free interest rate	5.13%
Expected option life (years)	3 years

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. As of December 31, 2007, there are 189,774 shares available for full value awards and 153,188 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. During the year ended December 31, 2007, 399,999 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 133,333. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense. The Omnibus Plan increased the annual grants to each outside director to 3,600 restricted stock units, while eliminating grants of stock options for outside directors. Prior to the approval of the Omnibus Plan, outside directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options

          Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); the settlement of such an award in cash; the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2007:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2006	194,295	$16.77
Granted	110,950	16.62
Vested	(106,639)	16.42
Forfeited	(12,040)	16.71

Non-vested at December 31, 2007	186,566	$16.88

Vested but unissued at December 31, 2007	78,815	$16.70

As of December 31, 2007, there was $2.6 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.1 years. The total fair value of awards vested for the year ended December 31, 2007, 2006 and 2005 were $1.8 million, $1.9 million and $1.5 million, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2007:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2006	1,651,576	$12.86
Granted	95,200	16.65
Exercised	(167,485)	9.20
Forfeited	(16,235)	16.40

Outstanding at December 31, 2007	1,563,056	$13.45	5.8 years	$4,782

Exercisable shares at December 31, 2007	1,348,046	$12.92	5.3 years	$4,740

Vested but unexercisable shares at December 31, 2007	17,635	$16.05	8.4 years	$7

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.6 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2007, 2006 and 2005 are provided in the following table:

(In thousands, except grant date fair value)	2007	2006	2005

Proceeds from stock options exercised	$1,385	$2,931	$2,422
Fair value of shares received upon exercise of stock options	155	619	—
Tax benefit related to stock options exercised	435	1,428	1,751
Intrinsic value of stock options exercised	1,243	3,434	3,552

Grant date fair value at weighted average	4.30	5.52	4.47

          Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Vice President and above and completed one year of service. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2006	15,920	$17.07
Granted	481	16.37
Forfeited	(9)	15.75
Distributions	(2,346)	16.73

Outstanding at December 31, 2007	14,046	$16.05

Vested at December 31, 2007	13,994	$16.05

The Company recorded stock-based compensation expense for the phantom stock plan of a credit of $7,900 and $86,000 for the years ended December 31, 2007 and 2005, respectively, and an expense of $28,900 for the year ended December 31, 2006. The total fair value of the distributions from the phantom stock plan during the year ended December 31, 2007, 2006 and 2005 was $39,300, $84,100 and $466,400, respectively.

10. Pension and Other Postretirement Benefit Plans

The Company sponsors qualified pension, 401(k), and profit sharing plans for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for officers who have achieved the level of at least vice president, and a non-qualified pension plan for its outside directors.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires recognition of the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the statement of financial position, with the unrecognized credits and charges recognized, net of taxes, as a component of accumulated other comprehensive income. These credits or charges arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial loss (gain)		Prior Service Cost		Total

	2007	2006	2007	2006	2007	2006

	(In thousands)
Employee Retirement Plan	$1,872	$2,789	$—	$—	$1,872	$2,789
Other Postretirement Benefit Plans	(251)	(614)	95	81	(156)	(533)
Atlantic Liberty Retirement Plan	(52)	10	—	—	(52)	10
Outside Directors Plan	(429)	(41)	419	560	(10)	519

Total	$1,140	$2,144	$514	$641	$1,654	$2,785

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2008 are as follows:

	Net Actuarial loss (gain)	Prior Service Cost	Total

	(In thousands)
Employee Retirement Plan	$97	$—	$97
Other Postretirement Benefit Plans	—	(14)	(14)
Atlantic Liberty Retirement Plan	—	—	—
Outside Directors Plan	(31)	40	9

	$66	$26	$92

Employee Retirement Plan:

The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement

Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. Effective September 30, 2006, the Bank’s Retirement Plan was frozen so that no employee may become a participant in the Retirement Plan on or after that date and no further benefits will accrue to any participants under the Retirement Plan after that date. As a result, the Company did not make a contribution to the Retirement Plan during the year ended December 31, 2007. Freezing the Retirement Plan resulted in a curtailment gain of $1.7 million. This curtailment gain was not recognized in the Consolidated Statements of Income, but was instead used to reduce the unrecognized net loss from past experience different from that assumed and effects of changes in assumptions for the Retirement Plan. Effective October 1, 2006, the Bank added a new program to its 401(k) Plan to replace the Retirement Plan. The Retirement Plan was frozen to reduce annual operating expense. The Company uses a September 30 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	2007	2006

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,817	$16,009
Service cost	—	646
Interest cost	868	884
Actuarial (gain) loss	33	(397)
Curtailment gain	—	(1,695)
Benefits paid	(716)	(630)

Projected benefit obligation at end of year	15,002	14,817

Change in plan assets:
Market value of assets at beginning of year	15,595	14,990
Actual return on plan assets	2,098	1,235
Employer contributions	—	—
Benefits paid	(716)	(630)

Market value of plan assets at end of year	16,977	15,595

Prepaid pension cost included in other assets	$1,975	$778

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2007	2006

Weighted average discount rate	6.25%	6.00%
Rate of increase in future compensation levels	NA	NA
Expected long-term rate of return on assets	8.50%	8.50%

The accumulated benefit obligation for the Retirement Plan was $15.0 million and $14.8 million at December 31, 2007 and 2006, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2007	2006	2005

	(In thousands)
Service cost	$—	$646	$587
Interest cost	868	884	843
Amortization of unrecognized loss	135	325	161
Expected return on plan assets	(1,284)	(1,302)	(1,238)

Net pension expense	(281)	553	353

SFAS No. 158 recognition of deferred costs	—	2,789	—
Current year actuarial gain	(782)	—	—
Amortization of loss	(135)	—	—

Total recognized in other comprehensive income	(917)	2,789	—

Total recognized in net pension expense and other comprehensive income	$(1,198)	$3,342	$353

Assumptions used to develop periodic pension benefit expense for the Retirement Plan for the years ended December 31 were:

	2007	2006	2005

Weighted average discount rate	6.00%	5.63%	6.13%
Rate of increase in future compensation levels	NA	3.00%	3.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2007	2006

Equity securities	70%	73%
Debt securities	30%	27%

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

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan’s current liability is underfunded under the Guidelines, the bond fund portion may be temporarily increased up to 50% in order to lessen asset value volatility. When the plan’s current liability is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 10% from the target (i.e., a 20% target range).

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

The Bank does not expect to make a contribution to the Retirement Plan in 2008.

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the year ending December 31:	Future Benefit Payments

(In thousands)
2008	$768
2009	818
2010	853
2011	902
2012	915
2013 – 2017	5,176

In connection with the Company’s acquisition of Atlantic Liberty Savings on June 30, 2006, the Company acquired The Retirement Plan of Atlantic Liberty Savings, F.A. (“Atlantic Liberty Plan”), a non-contributory defined benefit pension plan, which was frozen effective as of June 30, 2006. As of that date, no employee will be permitted to commence participation and no further benefits will accrue to participants. No contributions were made to the Atlantic Liberty Plan during 2007 and 2006. The Atlantic Liberty Plan has not been merged with the Retirement Plan and is not material in amount.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2007, the Company has not funded these plans. The Company uses a September 30 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2007	2006

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,895	$2,626
Service cost	123	113
Interest cost	170	145
Actuarial loss (gain)	338	(58)
Benefits paid	(101)	(83)
Plan Amendment	—	152

Projected benefit obligation at end of year	3,425	2,895

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	101	83
Benefits paid	(101)	(83)

Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$(3,425)	$(2,895)

The accumulated benefit obligation for the Postretirement Plans was $3.4 million and $2.9 million at December 31, 2007 and 2006, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2007	2006

Rate of return on plan assets	N/A	N/A
Discount rate	6.25%	6.00%
Rate of increase in health care costs
Initial	7.75%	9.00%
Ultimate (year 2011)	4.50%	4.50%
Annual rate of salary increase for life insurance	4.00%	3.50%

The resulting net periodic postretirement benefit expense consisted of the following components for the years ended December 31:

	2007	2006	2005

	(In thousands)
Service cost	$123	$113	$156
Interest cost	170	145	249
Amortization of unrecognized (gain) loss	(26)	(25)	64
Amortization of past service liability	(14)	(29)	(35)

Net postretirement benefit expense	253	204	434

SFAS No. 158 recognition of deferred credits	—	(533)	—
Current year actuarial gain	337	—	—
Amortization of actuarial gain	26	—	—
Amortization of prior service liability	14	—	—

Total recognized in other comprehensive income	377	(533)	—

Total recognized in net postretirement (benefit) expense and other comprehensive income	$630	$(329)	$434

Assumptions used to develop periodic postretirement benefit expense for the Postretirement Plans for the years ended December 31 were:

	2007	2006	2005

Rate of return on plans assets	NA	NA	NA
Discount rate	6.00%	5.63%	6.13%
Rate of increase in health care costs
Initial	9.00%	9.50%	10.00%
Ultimate (year 2011)	4.50%	4.50%	4.25%
Annual rate of salary increases for life insurance	3.50%	3.00%	3.25%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease

	(In thousands)
Effect on postretirement benefit obligation	$266	$(211)
Effect on total service and interest cost	23	(19)

The Company expects to pay benefits of $108,000 under its Postretirement Plans in 2008.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the year ending December 31:	Future Benefit Payments

(In thousands)
2008	$108
2009	115
2010	123
2011	131
2012	141
2013 - 2017	820

Defined Contribution Plans:

The Holding Company maintains a profit sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all salaried employees who have one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. Effective October 1, 2006, the Bank added a program to the 401(k) plan, called the Defined Contribution Retirement Plan, under which the Bank contributes an amount equal to 4% of an eligible employee’s compensation. Contributions to the profit sharing plan are determined by the Holding Company’s board of directors in its discretion at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan and profit sharing plan vest 20% per year over the employee’s first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $1,336,000, $1,017,000 and $868,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least vice president and have at least one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). The Bank had also provided an additional non-contributory deferred compensation plan for its former president in the amount of 10% of his salary. Compensation expense recorded by the Company for these plans amounted to $173,000, $135,000 and $172,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2007, the loan had an outstanding balance of $2,107,000, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the Defined Contribution Retirement Program, and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2007, 2006 and 2005, the Company funded $111,000, $914,000 and $773,000, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT. The Company did not fund the contributions to the Defined Contribution Retirement Program or the Company’s profit-sharing plan for the year ended December 31, 2007 until January 2008, at which time the Company funded $1,041,000 for these plans from the EBT.

Upon a change of control (as defined in the EBT), the EBT will terminate and any trust assets remaining after repayment of the Company’s loan to the EBT and certain benefit plan contributions will be distributed to all full-time employees of the Company with at least one year of service, in proportion to their compensation over the four most recently completed calendar years plus the portion of the current year prior to the termination of the EBT.

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2007	2006

Shares owned by Employee Benefit Trust, beginning balance	1,644,257	1,697,066
Shares released and allocated	(6,783)	(52,809)

Shares owned by Employee Benefit Trust, ending balance	1,637,474	1,644,257

Market value of unallocated shares.	$26,281,458	$28,067,467

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who becomes a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. An eligible director who terminates after November 22, 2005 will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank uses a September 30 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2007	2006

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,558	$3,142
Service cost	54	92
Interest cost	149	68
Actuarial loss (gain)	(388)	(597)
Benefits paid	(97)	(147)

Projected benefit obligation at end of year	2,276	2,558

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	97	147
Benefits paid	(97)	(147)

Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$(2,276)	$(2,558)

The accumulated benefit obligation for the Directors’ Plan was $2.3 million and $2.6 million at December 31, 2007 and 2006, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2007	2006	2005

	(In thousands)
Service cost	$54	$92	$84
Interest cost	149	68	72
Amortization of unrecognized loss	—	17	12
Amortization of past service liability	141	148	148

Net pension expense	344	325	316

Recognize minimum pension liability	—	—	66
SFAS No. 158 recognition of deferred costs	—	519	—
Reverse effect of additional minimum liability	—	(572)	—
Current actuarial gain	(388)	—	—
Amortization of prior service cost	(141)	—	—

Total recognized in other comprehensive income	(529)	(53)	66

Total recognized in net pension expense and other comprehensive income	$(185)	$272	$382

Assumptions used to determine benefit obligations and periodic pension benefit expense for the Directors’ Plan for the years ended December 31 were:

	2007	2006	2005

Weighted average discount rate for the benefit obligation	6.25%	6.00%	5.63%
Weighted average discount rate for periodic pension benefit expense	6.00%	5.63%	6.13%
Rate of increase in future compensation levels	NA	NA	NA

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the year ending December 31:	Future Benefit Payments

(In thousands)
2008	$122
2009	254
2010	270
2011	244
2012	231
2013 – 2017	1,337

The Bank expects to make payments of $122,000 under its Directors’ Plan in 2008.

11. Stockholders’ Equity

Dividend Restrictions:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2007, the Bank’s liquidation account was $3.2 million, and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2007, the Bank had $29.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company repurchased 38,000 shares in 2007 and 374,600 shares in 2006, of its outstanding common stock on the open market under its stock repurchase programs. In 2004, the Company approved a stock repurchase program, which authorized the purchase of an additional 1,000,000 shares. At December 31, 2007, 362,050 shares remain to be repurchased under this plan. At December 31, 2007 there were no shares held as Treasury Stock. As of December 31, 2006, there were 33,778 shares held as Treasury Stock.

12. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2007, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2007		December 31, 2006

	Amount	Percent of Assets	Amount	Percent of Assets

	(Dollars in thousands)
Tangible capital:
Capital level	$241,503	7.27%	$194,585	6.91%
Requirement	49,810	1.50	42,249	1.50
Excess	191,693	5.77	152,336	5.41

Leverage and Core (Tier I) capital:
Capital level	$241,503	7.27%	$194,585	6.91%
Requirement	99,620	3.00	84,497	3.00
Excess	141,883	4.27	110,088	3.91

Total risk-based capital:
Capital level	$248,136	11.20%	$201,642	10.99%
Requirement	179,603	8.00	146,736	8.00
Excess	68,533	3.20	54,906	2.99

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally construction loans and home equity lines of credit) amounted to $79.9 million and $74.4 million, respectively, at December 31, 2007. Included in these commitments were $53.6 million of fixed-rate commitments at a weighted average rate of 8.00%, and $100.7 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2007, of 7.49%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Trusts issued capital securities in June and July 2007 with a par value of $61.9 million. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental

(In thousands)
Years ended December 31:
2008	$2,695
2009	2,798
2010	2,760
2011	2,729
2012	1,997
Thereafter	11,910

Total minimum payments required	$24,889

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2007, 2006 and 2005 was approximately $2.9 million, $2.3 million and $1.7 million, respectively.

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

Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowed funds. These financial instruments were chosen as the yield on the financial assets was a below-market yield, while the rate on the financial liabilities was an above-market rate. Management also considered the average duration of these instruments, which, for investment securities, was longer than the average for the portfolio of securities, and, for borrowings, primarily represented the longer-term borrowings of the Company. Choosing these instruments for the fair value option adjusted the carrying value of these financial assets and financial liabilities to their current fair value, and more closely aligns the financial performance of the Company with the economic value of these financial instruments. Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximated the then current market rate, as management believes that these financial assets and financial liabilities approximated their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. The Company elected to measure at fair value junior subordinated debt (commonly know as trust preferred securities) with a face amount of $61.9 million that was issued during 2007. The Company also elected to measure at fair value securities that were purchased during 2007 at a cost of $21.4 million.

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

The following table presents the financial assets and financial liabilities reported at fair value in the Consolidated Statement of Financial Position, and the changes in fair value included in the Consolidated Statement of Income, at or for the year ended December 31, 2007:

	Fair Value Measurements at December 31, 2007	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option

		Year Ended December 31, 2007

	(in thousands)
Mortgage-backed securities	$ 133,051	$2,876
Other securities	30,986	57
Borrowed funds	135,621	91
Securities sold under agreements to repurchase	25,924	(339)

Net gain from fair value adjustments		$2,685

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

The borrowed funds and securities sold under agreements to repurchase have contractual principal amounts, as of December 31, 2007, of $131,857,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase include accrued interest payable, as of December 31, 2007, of $825,000 and $276,000, respectively.

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

Disclosure of fair value does not require fair value information for items that do not meet the definition of a financial instrument or certain other financial instruments specifically excluded from its requirements. These items include core deposit intangibles and other customer relationships, premises and equipment, leases, income taxes, foreclosed properties and equity.

Further, fair value disclosure does not attempt to value future income or business. These items may be material and accordingly, the fair value information presented does not purport to represent, nor should it be construed to represent, the underlying “market” or franchise value of the Company.

The following table sets forth the Company’s assets and liabilities that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2007:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed securities	$—	$362,729	$—	$362,729
Other securities	28,179	49,192	—	77,371

Total assets	$28,179	$411,921	$—	$440,100

Liabilities:
Borrowed funds	$—	$135,621	$—	$135,621
Securities sold under agreements to repurchase	—	25,924	—	25,924

Total liabilities	$—	$161,545	$—	$161,545

The estimated fair value of each material class of financial instruments at December 31, 2007 and 2006 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, FHLB-NY stock, bank owned life insurance, interest and dividends receivable, mortgagors’ escrow deposits and other liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities available for sale:

The estimated fair values of securities available for sale are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices (level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (level 2 input).

Loans:

The estimated fair value of loans, with carrying amounts of $2,708,751,000 and $2,331,805,000 at December 31, 2007 and 2006, respectively, was $2,730,983,000 and $2,348,007,000 at December 31, 2007 and 2006, respectively.

Fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities (level 2 input).

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets (level 2 input).

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,002,955,000 and $1,744,395,000 at December 31, 2007 and 2006, respectively, was $2,015,355,000 and $1,716,216,000 at December 31, 2007 and 2006, respectively.

The fair values of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities (level 2 input).

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $1,072,551,000 and $832,413,000 at December 31, 2007 and 2006, respectively, was $1,087,674,000 and $828,623,000 at December 31, 2007 and 2006, respectively.

The fair value of borrowed funds is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (level 2 input).

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

At December 31, 2007 and 2006, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

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

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s results of operations or financial condition.

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

          In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year prior to the effective date, provided the election is made prior to the issuance of financial statements for that year or portion thereof, and the election is made within 120 days of the beginning of that fiscal year. Early adoption of SFAS No. 159 also requires the early adoption of SFAS No. 157. The impact of adopting this statement on the Company’s consolidated financial statements is discussed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial condition.

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

          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2007 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Adoption of Issue No. 06-4 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

          In December 2007, the FASB issue SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Since this statement is effective for business combinations for which the Company is the acquirer that occur after December 31, 2008, the Company is unable, at this time, to determine the impact of this statement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. Adoption of SFAS No. 160 is not expected to have a material impact on the Company’s results of operations or financial condition.

17. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2007 and 2006 is presented below:

	2007				2006

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)
Quarterly operating data:
Interest income	$52,404	$48,996	$47,371	$44,791	$43,153	$41,473	$37,546	$36,212
Interest expense	34,177	31,660	29,301	27,486	26,249	24,249	20,885	19,297

Net interest income	18,227	17,336	18,070	17,305	16,904	17,224	16,661	16,915
Provision for loan losses	—	—	—	—	—	—	—	—
Other operating income	69	3,790	2,743	3,651	2,617	2,385	2,586	2,207
Other operating expense	12,168	12,106	13,279	12,523	11,747	11,178	10,385	9,432

Income before income tax expense	6,128	9,020	7,534	8,433	7,774	8,431	8,862	9,690
Income tax expense	1,837	3,293	2,753	3,047	2,764	3,119	3,456	3,779

Net income	$4,291	$5,727	$4,781	$5,386	$5,010	$5,312	$5,406	$5,911

Basic earnings per share	$0.22	$0.29	$0.24	$0.28	$0.26	$0.27	$0.30	$0.33
Diluted earnings per share	$0.22	$0.29	$0.24	$0.27	$0.25	$0.27	$0.30	$0.33
Dividends per share	$0.12	$0.12	$0.12	$0.12	$0.11	$0.11	$0.11	$0.11

Average common shares outstanding for:
Basic earnings per share	19,722	19,674	19,553	19,549	19,500	19,452	17,811	17,766
Diluted earnings per share	19,931	19,891	19,790	19,807	19,783	19,752	18,080	18,078

18. Acquisition of Atlantic Liberty Financial Corporation

On June 30, 2006, the Company acquired 100 percent of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $42.5 million, which included $14.7 million of cash, common stock valued at $26.6 million, and $1.3 million assigned to the fair value of Atlantic Liberty’s outstanding stock options. The fair value assigned to the outstanding stock options was recorded as an adjustment in 2007. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, the Company issued 1.6 million shares of common stock, the value of which was determined based on the closing price of the Company’s common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date.

The acquisition was accounted for as a purchase. The Company recorded goodwill (the excess of cost over the fair value of net assets acquired) of $12.2 million in the transaction. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not being amortized in connection with this transaction. The Company estimates that none of the goodwill will be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $3.5 million, which is being amortized using the straight-line method over 7.5 years, resulting in an annual expense of $0.5 million. The results of Atlantic Liberty’s operations have been included in the consolidated statement of income subsequent to June 30, 2006.

The purchase price has been allocated to the assets acquired and liabilities assumed using fair values as of the acquisition date. The Company acquired $186.9 million in assets, which includes $3.4 million of cash, $116.2 million in net loans, $34.9 million in securities, $9.1 million in fixed assets and $23.3 million in other assets, and assumed $144.4 million in liabilities, which includes $106.8 million in deposits, $30.5 million in borrowed funds and $7.1 in other liabilities.

As a result of the acquisition, the Bank now has branches on Montague Street and Avenue J in Brooklyn, two highly attractive markets.

Had the acquisition of Atlantic Liberty taken place on January 1, 2006, the Company’s pro forma net income (unaudited) for the year ended December 31, 2006 would have been $18.3 million, or $0.93 per diluted share. Included in Atlantic Liberty’s financial results were merger related expenses of $3.4 million, on an after-tax basis. Excluding these merger related expenses, the Company’s pro forma net income would have been $21.7 million, or $1.10 per diluted share. These results, which do not reflect cost savings that may be achieved, are not necessarily indicative of the actual results that would have occurred had the acquisition taken place on January 1, 2006.

19. Parent Company Only Financial Information

Earnings of the Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Bank are recorded as increases in the Holding Company’s investment, any dividends would reduce the Holding Company’s investment in the Bank, and any changes in the Bank’s unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company’s investment in the Bank. The condensed financial statements for the Holding Company are presented below:

Condensed Statements of Financial Condition

	December 31, 2007	December 31, 2006

	(In thousands)
Assets:
Cash and due from banks	$24,628	$24,101
Securities available for sale:
Other securities ($5,164 at fair value at December 31, 2007)	6,165	4,983
Interest receivable	12	27
Investment in subsidiaries	257,347	205,565
Goodwill	2,185	876
Other assets	4,583	4,943

Total assets	$294,920	$240,495

Liabilities:
Borrowings (at fair value at December 31, 2007)	$61,228	$20,619
Other liabilities	38	1,461

Total liabilities	61,266	22,080

Stockholders’ Equity:
Common stock	213	212
Additional paid-in capital	74,861	71,079
Treasury stock	—	(592)
Unearned compensation	(2,110)	(2,897)
Retained earnings	161,598	156,879
Accumulated other comprehensive income, net of taxes	(908)	(6,266)

Total equity	233,654	218,415

Total liabilities and equity	$294,920	$240,495

Condensed Statements of Income

	2007	2006	2005

	(In thousands)
Dividends from the Bank	$—	$20,000	$20,000
Interest income	1,213	501	305
Interest expense	(3,210)	(1,855)	(1,487)
Gain on sale of securities	—	—	437
Other-than-temporary impairment charge on securities	(34)	—	—
Net gain from fair value adjustments	1,212	—	—
Other operating expenses	(1,262)	(1,126)	(1,307)

Income before taxes and equity in undistributed earnings of subsidiary	(2,081)	17,520	17,948
Income tax benefit	898	1,160	934

Income before equity in undistributed earnings of subsidiary	(1,183)	18,680	18,882
Equity in undistributed earnings of the Bank	21,368	2,959	4,660

Net income	$20,185	$21,639	$23,542

Condensed Statements of Cash Flows

	2007	2006	2005

	(In thousands)
Operating activities:
Net income	$20,185	$21,639	$23,542
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(21,368)	(2,959)	(4,660)
Amortization of unearned (discount) premium, net	—	(4)	—
Other-than-temporary impairment charge on securities	34	—	—
Net gain on sale of investment securities	—	—	(437)
Fair value adjustments for financial assets and financial liabilities	(1,212)	—	—
Stock based compensation expense	2,016	2,278	231
Net increase in operating assets and liabilities	17	2,247	1,469

Net cash (used in) provided by operating activities	(328)	23,201	20,145

Investing activities:
Purchases of securities available for sale	(2,021)	(156)	(150)
Proceeds from sales and calls of securities available for sale	769	2,383	1,689
Cash used to acquire Atlantic Liberty Financial Corporation	—	(14,663)	—
Cash acquired in acquisition of Atlantic Liberty
Financial Corporation	—	1,981	—
Investment in subsidiary	(30,000)	—	—

Net cash (used in) provided by investing activities	(31,252)	(10,455)	1,539

Financing activities:
Purchase of treasury stock	(1,056)	(6,593)	(3,085)
Cash dividends paid	(9,401)	(8,180)	(7,027)
Proceeds from long-term borrowings	61,857	—	—
Repayments of long-term borrowings	(20,619)	—	—
Stock options exercised	1,326	2,931	2,422

Net cash provided by (used in) financing activities	32,107	(11,842)	(7,690)

Net increase in cash and cash equivalents	527	904	13,994
Cash and cash equivalents, beginning of year	24,101	23,197	9,203

Cash and cash equivalents, end of year	$24,628	$24,101	$23,197

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 157, Fair Value Measurements and FASB No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115 as of January 1, 2007. Also as discussed in Notes 9 and 10 to the consolidated financial statements, the Company adopted FASB No. 123(R), Share Based Payments and FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flushing Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

/S/ Grant Thornton LLP
New York, New York
March 14, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited Flushing Financial Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Flushing Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Flushing Financial Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Flushing Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flushing Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion.

/S/ Grant Thornton LLP
New York, New York
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Flushing Financial Corporation:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of their operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Item 9A.    Controls and Procedures.

          Disclosure Controls and Procedures

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria issued by COSO.

          Grant Thornton, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears on page 105.

Dated March 14, 2008

Item 9B.    Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2008 (“Proxy Statement”) under the captions “Board Nominees”, “Continuing Directors”, “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

          Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at http://www.snl.com/Cache/1001137156.PDF?FID=1001137156&O=PDF&T=&D=&IID=102398&Y. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

          The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2007:

	( a ) Number of securities to be issued upon exercise of outstanding options, warrants and rights	( b ) Weighted-average exercise price of outstanding options, warrants and rights	( c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,563,056	$13.45	342,962	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,563,056	$13.45	342,962	(1)

(1) Consists of 153,188 shares available for future non-full value awards and 189,774 shares available for future full value awards.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

          The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2007 and 2006

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (14)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (8)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (10)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (16)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1

Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (16)

4.2

Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation’s total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (6)
10.2*	Form Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (6)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (7)
10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (7)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso, dated May 1, 2006. (17)
10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso, dated May 1, 2006. (17)
10.7*	Retirement and Consulting Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB and Henry A. Braun dated as of January 2, 2008. (5)
10.8*	Form of Special Termination Agreement as amended (6)
10.9*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (6)
10.10*	Amended and Restated Outside Director Retirement Plan (11)
10.11*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (6)
10.12*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (9)
10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)
10.14	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)
10.15*	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (4)
10.17*	Loan Document for Employee Benefit Trust (1)
10.19*	Guarantee by Flushing Financial Corporation (1)
10.20*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)
10.20(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement dated as of December 1, 2004 (8)
10.20(b)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement dated as of December 1, 2007 (20)
10.21*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (12)
10.22*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (11)
10.23*	Description of Outside Director Fee Arrangements
10.24*	Form of Outside Director Restricted Stock Award Letter (15)
10.25*	Form of Outside Director Restricted Stock Unit Award Letter (15)
10.26*	Form of Outside Director Stock Option Grant Letter (15)

10.27*	Form of Employee Restricted Stock Award Letter (15)
10.28*	Form of Employee Restricted Stock Unit Award Letter (15)
10.29*	Form of Employee Stock Option Award Letter (15)
10.30*	2005 Omnibus Incentive Plan (13)
10.31*	Annual Incentive Plan for Executives and Senior Officers (19)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

* Indicates compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

(4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(5)	Incorporated by reference to Exhibits filed with Form 8-K filed January 4, 2008.

(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(7)	Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.

(8)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

(10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.

(12)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2006 for the Company’s annual meeting of stockholders.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference to Exhibit filed with Form 8-K filed September 21, 2006.

(17)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2006.

(18)	Incorporated by reference to Exhibit filed with Form 8-K filed November 27, 2006.

(19)	Incorporated by reference to Exhibit filed with Form 8-K filed March 2, 2007.

(20)	Incorporated by reference to Exhibit filed with Form 8-K filed November 21, 2007.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 13, 2008.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 11, 2008

John R. Buran

/S/GERARD P. TULLY, SR.	Director, Chairman	March 11, 2008

Gerard P. Tully, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 11, 2008

David W. Fry

/S/JAMES D. BENNETT	Director	March 11, 2008

James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 11, 2008

Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 11, 2008

Louis C. Grassi

/S/SAM HAN	Director	March 11, 2008

Sam Han

/S/MICHAEL J. HEGARTY	Director	March 11, 2008

Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 11, 2008

John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 11, 2008

Vincent F. Nicolosi

/S/DONNA M. O’BRIEN	Director	March 11, 2008

Donna M. O’Brien

/S/FRANKLIN F. REGAN, JR.	Director	March 11, 2008

Franklin F. Regan, Jr.

/S/JOHN E. ROE, SR.	Director	March 11, 2008

John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 11, 2008

Michael J. Russo

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (14)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (8)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (10)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (16)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1

Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(16)

4.2

Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation’s total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (6)
10.2*	Form Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (6)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (7)
10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (7)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso, dated May 1, 2006. (17)
10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso, dated May 1, 2006. (17)
10.7*	Retirement and Consulting Agreement among Flushing Financial Corporation, Flushing Savings Bank, FSB and Henry A. Braun dated as of January 2, 2008. (5)
10.8*	Form of Special Termination Agreement as amended (6)
10.9*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (6)
10.10*	Amended and Restated Outside Director Retirement Plan (11)
10.11*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (6)
10.12*	Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (9)
10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)
10.14	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)
10.15*	Employee Benefit Trust Agreement (1)
10.16*	Amendment to the Employee Benefit Trust Agreement (4)
10.17*	Loan Document for Employee Benefit Trust (1)
10.19*	Guarantee by Flushing Financial Corporation (1)
10.20*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (3)
10.20(a)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement dated as of December 1, 2004 (8)
10.20(b)*	Amendment to Gerard P. Tully, Sr. Consulting Agreement dated as of December 1, 2007 (20)
10.21*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (12)
10.22*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (11)
10.23*	Description of Outside Director Fee Arrangements
10.24*	Form of Outside Director Restricted Stock Award Letter (15)

10.25*	Form of Outside Director Restricted Stock Unit Award Letter (15)
10.26*	Form of Outside Director Stock Option Grant Letter (15)
10.27*	Form of Employee Restricted Stock Award Letter (15)
10.28*	Form of Employee Restricted Stock Unit Award Letter (15)
10.29*	Form of Employee Stock Option Award Letter (15)
10.30*	2005 Omnibus Incentive Plan (13)
10.31*	Annual Incentive Plan for Executives and Senior Officers (19)
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

* Indicates compensatory plan or arrangement.

1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1996.

4)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

5)	Incorporated by reference to Exhibits filed with Form 8-K filed January 5, 2008.

6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

7)	Incorporated by reference to Exhibits filed with Form 8-K/A filed July 5, 2005.

8)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2001.

10)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.

12)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

13)	Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 31, 2006 for the Company’s annual meeting of stockholders.

14)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

16)	Incorporated by reference to Exhibit filed with Form 8-K filed September 21, 2006.

17)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended June 30, 2006.

18)	Incorporated by reference to Exhibit filed with Form 8-K filed November 27, 2006.

19)	Incorporated by reference to Exhibit filed with Form 8-K filed January 29, 2007.

20)	Incorporated by reference to Exhibit filed with Form 8-K filed November 21, 2007.