Form 10-Q
period 2008-03-31
FLUSHING FINANCIAL CORP
filed 2008-05-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
          ☐ Yes   ☒ No

          The number of shares of the registrant’s Common Stock outstanding as of April 30, 2008 was 21,413,349.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

ITEM 1. Financial Statements

(Dollars in thousands, except for share data)	At March 31, 2008	At December 31, 2007

	(Unaudited)
ASSETS
Cash and due from banks	$37,999	$36,148
Securities available for sale:
Mortgage-backed securities ($129,586 and $133,051 at fair value as of March 31, 2008 and December 31, 2007, respectively)	360,918	362,729
Other securities ($30,228 and $30,986 at fair value as of March 31, 2008 and December 31, 2007, respectively)	73,532	77,371
Loans:
Multi-family residential	968,166	964,455
Commercial real estate	657,099	625,843
One-to-four family ― mixed-use property	708,650	686,921
One-to-four family ― residential	219,728	161,666
Co-operative apartments	6,754	7,070
Construction	110,926	119,745
Small Business Administration	19,077	18,922
Taxi medallion	63,388	68,250
Commercial business and other	50,989	41,796
Net unamortized premiums and unearned loan fees	15,234	14,083
Allowance for loan losses	(6,847)	(6,633)

Net loans	2,813,164	2,702,118
Interest and dividends receivable	16,357	15,768
Bank premises and equipment, net	23,626	23,936
Federal Home Loan Bank of New York stock	44,780	42,669
Bank owned life insurance	52,813	52,260
Goodwill	16,127	16,127
Core deposit intangible	2,693	2,810
Other assets	26,744	22,583

Total assets	$3,468,753	$3,354,519

LIABILITIES
Due to depositors:
Non-interest bearing	$100,730	$69,299
Interest-bearing:
Certificate of deposit accounts	1,205,647	1,167,399
Savings accounts	365,579	354,746
Money market accounts	290,646	340,694
NOW accounts	87,060	70,817

Total interest-bearing deposits	1,948,932	1,933,656
Mortgagors’ escrow deposits	35,261	22,492
Borrowed funds ($137,652 and $135,621 at fair value as of March 31, 2008 and December 31, 2007, respectively)	898,688	849,727
Securities sold under agreements to repurchase ($26,291 and $25,924 at fair value as of March 31, 2008 and December 31, 2007)	223,191	222,824
Other liabilities	26,539	22,867

Total liabilities	3,233,341	3,120,865

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,343,311shares and 21,321,564 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	213	213
Additional paid-in capital	76,097	74,861
Treasury stock (none at March 31, 2008 and December 31, 2007)	—	—
Unearned compensation - Employee Benefit Trust	(1,906)	(2,110)
Retained earnings	165,566	161,598
Accumulated other comprehensive loss, net of taxes	(4,558)	(908)

Total stockholders’ equity	235,412	233,654

Total liabilities and stockholders’ equity	$3,468,753	$3,354,519

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended March 31,

(Dollars in thousands, except per share data)	2008	2007

Interest and dividend income
Interest and fees on loans	$47,311	$40,664
Interest and dividends on securities:
Interest	4,955	3,926
Dividends	864	102
Other interest income	297	99

Total interest and dividend income	53,427	44,791

Interest expense
Deposits	19,632	17,419
Other interest expense	13,080	10,067

Total interest expense	32,712	27,486

Net interest income	20,715	17,305
Provision for loan losses	300	—

Net interest income after provision for loan losses	20,415	17,305

Non-interest income
Loan fee income	698	712
Banking services fee income	442	387
Net gain on sale of loans held for sale	31	121
Net gain on sale of loans	22	47
Net (loss) gain from fair value adjustments	(1,602)	805
Federal Home Loan Bank of New York stock dividends	881	575
Bank owned life insurance	554	429
Other income	2,946	575

Total non-interest income	3,972	3,651

Non-interest expense
Salaries and employee benefits	6,454	6,147
Occupancy and equipment	1,636	1,625
Professional services	1,383	1,196
Data processing	1,045	844
Depreciation and amortization of premises and equipment	594	593
Other operating expenses	2,105	2,118

Total non-interest expense	13,217	12,523

Income before income taxes	11,170	8,433

Provision for income taxes
Federal	3,164	2,647
State and local	855	400

Total taxes	4,019	3,047

Net income	$7,151	$5,386

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during the period	$(3,676)	$432
Amortization of net actuarial losses	9	15
Amortization of prior service costs	4	18

Net other comprehensive (loss) income	(3,663)	465

Comprehensive income	$3,488	$5,851

Share Data
Basic - weighted average number of shares outstanding	19,802,159	19,548,772
Diluted - weighted average number of shares outstanding	19,987,425	19,806,795
Basic earnings per share	$0.36	$0.28
Diluted earnings per share	$0.36	$0.27
Dividends per share	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months March 31,

(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,151	$5,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	—
Depreciation and amortization of bank premises and equipment	594	593
Origination of loans held for sale	(658)	(1,917)
Proceeds from sale of loans held for sale	686	2,050
Net gain on sale of loans held for sale	(31)	(121)
Net gain on sales of loans	(22)	(47)
Amortization of premium, net of accretion of discount	466	411
Fair value adjustment for financial assets and financial liabilities	1,602	(805)
Income from bank owned life insurance	(554)	(483)
Stock-based compensation expense	371	321
Deferred compensation	(328)	(295)
Amortization of core deposit intangibles	117	117
Excess tax benefits from stock-based payment arrangements	(24)	(16)
Deferred income tax (benefit) provision	(672)	136
Increase in other liabilities	3,670	1,717
Increase in other assets	(579)	(429)

Net cash provided by operating activities	12,089	6,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(284)	(2,328)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(2,111)	495
Purchases of securities available for sale	(13,285)	(18,183)
Proceeds from maturities and prepayments of securities available for sale	13,108	29,430
Net originations and repayment of loans	(63,633)	(112,874)
Purchases of loans	(52,888)	(9,144)
Proceeds from sale of loans	—	2,050
Proceeds from sale of delinquent loans	5,148	2,625

Net cash used in investing activities	(113,945)	(107,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	31,431	(9,145)
Net increase in interest-bearing deposits	15,079	105,510
Net increase in mortgagors’ escrow deposits	12,769	12,726
Proceeds from long-term borrowings	101,923	30,900
Repayment of long-term borrowings	(55,010)	(41,907)
Purchases of treasury stock	(88)	(709)
Excess tax benefits from stock-based payment arrangements	24	16
Proceeds from issuance of common stock upon exercise of stock options	150	141
Cash dividends paid	(2,571)	(2,341)

Net cash provided by financing activities	103,707	95,191

Net increase (decrease) in cash and cash equivalents	1,851	(6,120)
Cash and cash equivalents, beginning of period	36,148	29,251

Cash and cash equivalents, end of period	$37,999	$23,131

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$31,424	$26,820
Income taxes paid	380	295
Taxes paid if excess tax benefits were not tax deductible	404	311

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	For the three months ended March 31, 2008

Common Stock
Balance, beginning of period	$213
Issuance upon exercise of stock options (9,547 common shares)	—
Shares issued upon vesting of restricted stock unit awards (12,200 common shares)	—

Balance, end of period	$213

Additional Paid-In Capital
Balance, beginning of period	$74,861
Award of common shares released from Employee Benefit Trust (78,851 common shares)	797
Shares issued upon vesting of restricted stock unit awards (14,690 common shares)	206
Issuance upon exercise of stock options (9,547 common shares)	119
Stock-based compensation activity, net	90
Stock-based income tax benefit	24

Balance, end of period	$76,097

Treasury Stock
Balance, beginning of period	$—
Issuance upon exercise of stock options (3,053 common shares)	48
Repurchase of restricted stock awards to satisfy tax obligations (4,734 common shares)	(88)
Shares issued upon vesting of restricted stock unit awards (2,490 common shares)	40

Balance, end of period	$—

Unearned Compensation
Balance, beginning of period	$(2,110)
Release of shares from Employee Benefit Trust (59,538 common shares)	204

Balance, end of period	$(1,906)

Retained Earnings
Balance, beginning of period	$161,598
Net income	7,151
Cumulative adjustment related to the adoption of Emerging Issues Task Force Issue No. 06-4, net of taxes of approximately $449	(569)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	(17)
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	(9)
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	(4)
Cash dividends declared and paid	(2,571)
Stock options exercised (3,053 common shares)	(13)

Balance, end of period	$165,566

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(908)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	9
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	4
Change in net unrealized loss on securities available for sale, net of taxes of approximately $2,902	(3,676)
Amortization of actuarial gains (losses), net of taxes of approximately $7	9
Amortization of prior service costs, net of taxes of approximately $3	4

Balance, end of period	$(4,558)

Total Stockholders’ Equity	$235,412

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Bank”). The unaudited consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company and the Bank, but reflect principally the Bank’s activities.

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such presented periods of Flushing Financial Corporation and Subsidiaries (the “Company”). Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. All inter-company balances and transactions have been eliminated in consolidation. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.	Earnings Per Share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards during each period presented. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. The numerator for calculating basic and diluted earnings per share is net income. Earnings per share have been computed based on the following:

	Three months ended March 31,

(In thousands, except per share data)	2008	2007

Net income	$7,151	$5,386
Divided by:
Weighted average common shares outstanding	19,802	19,549
Weighted average common stock equivalents	185	258
Total weighted average common shares and common stock equivalents	19,987	19,807
Basic earnings per share	$0.36	$0.28
Diluted earnings per share (1) (2)	$0.36	$0.27
Dividends per share	$0.13	$0.12
Dividend payout ratio	36.11%	42.86%

(1)

For the three months ended March 31, 2008, options to purchase 544,900 shares at an average exercise price of $17.34 and unvested restricted stock and restricted stock unit awards totaling 178,892 shares at an average market price on date of grant of $16.99, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(2)

For the three months ended March 31, 2007, options to purchase 275,525 shares, at an average exercise price of $18.05, and unvested restricted stock and restricted stock unit awards for 71,329 shares, at an average market price on the date of grant of $18.10, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

4.	Stock-Based Compensation

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

Under the Omnibus Plan and as of March 31, 2008, there are 196,077 shares available for full value awards and 148,188 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.

The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock, restricted stock units and stock option awards all include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense. The Omnibus Plan increased the annual grants to each outside director to 3,600 restricted stock units, while eliminating grants of stock options for outside directors. Prior to the approval of the Omnibus Plan, outside directors were annually granted 1,687 restricted stock unit awards and 14,850 stock options.

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

In accordance with SFAS No. 123R, “Share-based Payments,” the Company estimates the fair value of stock options awarded on the date of grant using the Black Scholes valuation model. Under the Black Scholes valuation model, key assumptions are used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three-months ended March 31, 2008, there were 8,000 stock options and 500 restricted stock units granted. There were no stock options,

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

restricted stock or restricted stock units granted during the three month period ended March 31, 2007.

For the three months ended March 31, 2008 and 2007, the Company’s net income, as reported, includes $0.4 million and $0.3 million, respectively, of stock-based compensation costs and $0.1 million and $0.1 million, respectively, of income tax benefits related to the stock-based compensations plans.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated for the three months ended:

	March 31,

	2008	2007

Dividend yield	4.23%	n.a.
Expected volatility	28.91%	n.a.
Risk-free interest rate	3.15%	n.a.
Expected option life (years)	7	n.a.

The following table summarizes the Company’s full value awards at or for the quarter ended March 31, 2008:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	186,566	$16.88
Granted	500	15.12
Vested	(540)	17.18
Forfeited	(120)	16.85

Non-vested at March 31, 2008	186,406	$16.87

Vested but unissued at March 31, 2008	64,455	$16.70

Vested but unissued at December 31, 2007	78,815	$16.70

As of March 31, 2008, there was $2.3 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.0 years. The total fair value of awards vested during the three months ended March 31, 2008 and 2007 was $9,000 and $79,000, respectively. The vested but unissued full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the quarter ended of March 31, 2008:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2007	1,563,056	$13.45
Granted	8,000	15.12
Exercised	(12,600)	11.91
Forfeited	(3,000)	18.30

Outstanding at March 31, 2008	1,555,456	$13.46	5.5 years	$6,538

Exercisable shares at March 31, 2008	1,344,326	$12.97	5.1 years	$6,296

Vested but unexercisable shares at March 31, 2008	5,755	$16.12	8.3 years	$8

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

As of March 31, 2008, there was $0.7 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.5 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised and the weighted average grant date fair value for options granted during the three months ended March 31, 2008 and 2007 are provided in the following table:

	March 31,

(In thousands except grant date fair value)	2008	2007

Proceeds from stock options exercised	$150	$141
Tax benefit related to stock options exercised	29	14
Intrinsic value of stock options exercised	69	56
Grant date fair value at weighted average	3.40	—

Phantom Stock Plan: In addition, the Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Vice President and above and completed one year of service. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s Phantom Stock Plan at or for the three months ended March 31, 2008:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2007	14,046	$16.05
Granted	2,705	13.64
Distributions	(792)	14.44

Outstanding at March 31, 2008	15,959	$17.58

Vested at March 31, 2008	15,647	$17.58

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $31,000 and $(10,000) for the three months ended March 31, 2008 and 2007 respectively. The total fair value of the distributions from the phantom stock plan during the three months ended March 31, 2008 and 2007 was $11,000 and $19,000, respectively.

5.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,

(In thousands)	2008	2007

Employee Pension Plan:
Service cost	$—	$—
Interest cost	228	217
Amortization of unrecognized loss	24	34
Amortization of past service liability	—	—
Expected return on plan assets	(337)	(321)

Net employee pension expense	$(85)	$(70)

Outside Director Pension Plan:
Service cost	$14	$14
Interest cost	35	37
Amortization of unrecognized gain	(8)	—
Amortization of past service liability	10	35

Net outside director pension expense	$51	$86

Other Postretirement Benefit Plans:
Service cost	$39	$31
Interest cost	53	42
Amortization of unrecognized (gain) loss	—	(6)
Amortization of past service liability	(3)	(4)

Net other postretirement benefit expense	$89	$63

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expects to contribute $0.1 million and $0.1 million to the Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ending December 31, 2008. The Company does not expect to make a contribution to the Employee Pension Plan during the year ending December 31, 2008. As of March 31, 2008, the Company has contributed $13,000 to the Outside Director Pension Plan and $10,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2008. As of March 31, 2008, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2008. As of March 31, 2008, the Company has not revised its expected contributions for the year ending December 31, 2008.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximate the current market rate, as management believes that these financial assets and financial liabilities approximate their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. During the year ended December 31, 2007, the Company elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a face amount of $61.9 million that was issued during the year, and securities that were purchased at a cost of $21.4 million.

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statement of Income – Net (loss) gain from fair value adjustments, at or for the three months ended March 31, 2008 and 2007:

		Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option (1)
	Fair Value
Description	Measurements at March 31, 2008 (1)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

(Dollars in thousands)

Mortgage-backed securities	$129,586	$1,777	$858
Other securities	30,228	(968)	18
Borrowed funds	137,652	(2,036)	(15)
Securities sold under agreements to repurchase	26,291	(375)	(56)

Net (loss) gain from fair value adjustments		$(1,602)	$805

(1) Each of the financial instruments reported at fair value are based on significant other observable inputs (level 2).

Financial assets and financial liabilities reported at fair value are required to be measured based on either: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Each of the financial instruments reported by the Company at fair value are based on significant other observable inputs (level 2) at March 31, 2008 and 2007.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

The borrowed funds and securities sold under agreements to repurchase have contractual principal amounts, as of March 31, 2008, of $131,857,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of March 31, 2008, of $820,000 and $268,000, respectively.

7.	Recent Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At March 31, 2008 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 became effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 06-4 resulted in a charge to retained earnings, and a corresponding reduction of stockholders’ equity, of $0.6 million, net of tax, as of January 1, 2008.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133”. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s results of operations or financial condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2.

This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

Executive Summary

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC”. The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Bank conducts its business through fourteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its internet banking division, “iGObanking.com®”. During 2007, the Bank formed a wholly-owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York. To date, the operations of Flushing Commercial Bank have not been material.

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

Management’s strategy is to continue the Bank’s focus as an institution serving consumers, businesses, and governmental units in its local markets. In furtherance of this objective, the Company intends to: (1) continue its emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) transition from a traditional thrift to a more ‘commercial-like’ banking institution, (3) increase its commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens, (4) maintain asset quality, (5) manage deposit growth and maintain a low cost of funds, utilizing the internet banking division to grow deposits, (6) cross sell to lending and deposit customers, (7) actively pursue deposits from local area government units, (8) manage interest rate risk, (9) explore new business opportunities, and (10) manage capital. There can be no assurance that the Company will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net income for the first quarter of 2008 was a record $7.2 million, an increase of $1.8 million, or 32.8%, from the $5.4 million earned in the first quarter of 2007. Return on average equity was 12.3% for the three months ended March 31, 2008 compared to 10.0% for the three months ended March 31, 2007. Return on average assets was 0.8% for the three months ended March 31, 2008 and 2007.

Management also continues to closely monitor the local and national real estate markets and other factors related to risks inherent in the loan portfolio. The Bank has not been affected by the recent increase in defaults of sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $7.9 million at March 31, 2008. By adherence to its strict underwriting standards the Bank continues to minimize net losses from impaired loans with net charge-offs of $86,000 for the three months ended March 31, 2008. Total non-performing assets as a percentage of total assets was 0.23% at March 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 87% at March 31, 2008.

The Company’s investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank’s lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth strategies, the economic environment, its interest rate risk exposure, its interest rate sensitivity “gap” position, the types of securities to be held, and other factors. The Company classifies its investment securities as available for sale.

At March 31, 2008, the Company had total assets of $3,468.8 million, including total loans of $2,813.2 million and mortgage-backed securities of $360.9 million. Loan applications in process were $268.8 million at March 31, 2008. Total liabilities were $3,233.3 million at March 31, 2008, including $2,049.7 million due to depositors, borrowed funds of $898.7 million and securities sold under agreements to repurchase of $223.2 million. At March 31, 2008, there were $529.9 million of certificates of deposit, at a weighted-average rate of 4.40%, that will mature or reprice before year end.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

General. Net income increased $1.8 million, or 32.8%, to $7.2 million for the three months ended March 31, 2008 from $5.4 million for the three months ended March 31, 2007. Diluted earnings per share was $0.36, an increase of $0.09, or 33.3%, for the three months ended March 31, 2008 from $0.27 for the three months ended March 31, 2007. The return on average assets was 0.84% for the three months ended March 31, 2008, as compared to 0.75% for the three months ended March 31, 2007, while the return on average equity was 12.27% for the three months ended March 31, 2008 and 10.03% for the three months ended March 31, 2007.

Interest Income. Total interest and dividend income increased $8.6 million, or 19.3%, to $53.4 million for the three months ended March 31, 2008 from $44.8 million for the three months ended March 31, 2007. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $500.4 million to $3,209.3 million, combined with a five basis point increase in the yield of interest-earning assets to 6.66% for the three months ended March 31, 2008 from 6.61% for the quarter ended March 31, 2007. The increase in the yield of interest-earning assets is primarily due to an increase of $360.2 million in the average balance of the loan portfolio to $2,732.8 million, combined with a $108.8 million increase in the average balance of the securities portfolios. The yield on the mortgage loan portfolio increased eight basis points to 6.91% for the three months ended March 31, 2008 from 6.83% for the three months ended March 31, 2007. This increase is primarily due to an increase in prepayment penalty income collected during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and the average rate on new loans originated since March 31, 2007 being above the average rate on both the loan portfolio and loans which were paid-in-full during this period. The average note rate on mortgage loans originated in the current quarter was 6.86%. The yield on the mortgage loan portfolio, excluding prepayment penalty income was 6.73% for the three months ended March 31, 2008 the same as was recorded in the three months ended December 31, 2007 and a one basis point improvement from the 6.72% for the three months ended March 31, 2007.

Interest Expense. Interest expense increased $5.2 million, or 19.0%, to $32.7 million for the three months ended March 31, 2008 from $27.5 million for the three months ended March 31, 2007. The decrease in the cost of interest-bearing liabilities is primarily attributed to the Federal Open Market Committee (“FOMC”) lowering the overnight interest rate to 2.25% as of March 31, 2008. As result of these rate reductions by the FOMC, the Bank reduced the rate it pays on its deposit products. Certificates of deposit and money market accounts decreased two basis points and 18 basis points, respectively, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Savings accounts and NOW accounts increased 53 basis points and 146 basis points, respectively, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase in the average cost of Savings and NOW accounts is due to the introduction and promotion of new products during the past year which, although carrying a higher rate than other products in these types of accounts, had a lower rate during the quarter ended March 31, 2008 than the average cost of total deposits. As a result of the above, there was a decrease in the cost of deposits of two basis points to 3.98% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The cost of borrowed funds also decreased 11 basis points to 4.74% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The average balance of certificates of deposit and borrowed funds increased $49.7 million and $274.8 million, respectively, for the quarter ended March 31, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $177.3 million for the quarter ended March 31, 2008 compared to the prior year period.

Net Interest Income. For the three months ended March 31, 2008, net interest income was $20.7 million, an increase of $3.4 million, or 19.7%, from $17.3 million for the three months ended March 31, 2007. An increase in the average balance of interest-earning assets of $500.4 million, to $3,209.3 million, combined with an increase in the net interest spread of seven basis points to 2.41% for the quarter ended March 31, 2008 from 2.34% for the comparable period in 2007. The yield on interest-earning assets increased five basis points to 6.66% for the three months ended March 31, 2008 from 6.61% in the three months ended March 31, 2007. The cost of interest-bearing liabilities decreased by two basis points to 4.25% for the three months ended March 31, 2008 from 4.27% for the comparable prior year period. The net interest margin increased two basis points to 2.58% for the three months ended March 31, 2008 from 2.56% for the three months ended March 31, 2007. Excluding prepayment penalty income, the net interest margin would have been 2.44% and 2.46% for the three month periods ended March 31, 2008 and 2007, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. The provision for loans losses for the three months ended March 31, 2008 was $0.3 million. There was no provision for loan losses for the three months ended March 31, 2007. The regular quarterly review of the allowance for loan losses resulted in management’s conclusion that this provision is necessary to maintain the allowance for loan losses at a level that provides for losses inherent in the loan portfolio. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. By adherence to its strict underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $86,000 for the three months ended March 31, 2008, compared to $73,000 for the comparable period in 2007. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $0.3 million, or 8.8%, for the three months ended March 31, 2008 to $4.0 million, as compared to $3.7 million for the quarter ended March 31, 2007. Increases of $0.3 million in dividends received on FHLB-NY stock, and $0.1 million in income on BOLI due to the purchase of additional BOLI, were partially offset by a $0.1 million decrease in net gain on sale of loans.  The three months ended March 31, 2008 includes income of $2.4 million representing a partial and final recovery of a portion of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement. The changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 was a loss of $1.6 million for the three months ended March 31, 2008, a decrease of $2.4 million from the $0.8 million gain recorded for the three months ended March 31, 2007.

Non-Interest Expense. Non-interest expense was $13.2 million for the three months ended March 31, 2008, an increase of $0.7 million, or 5.5%, from $12.5 million for the three months ended March 31, 2007. The increase from the comparable prior year period is primarily attributed to increases of: $0.3 million in employee salary and benefits, $0.2 million in professional services, and $0.2 million in data processing expense, each of which is primarily attributed to the growth of the Bank over the past twelve months. The efficiency ratio was 56.1% and 62.2% for the three month periods ended March 31, 2008 and 2007, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $2.7 million, or 32.5%, to $11.2 million for the three months ended March 31, 2008 from $8.4 million for the three months ended March 31, 2007, for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $1.0 million, to $4.0 million for the three months ended March 31, 2008 as compared to $3.0 million for the three months ended March 31, 2007. This increase was primarily due to higher pre-tax income for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The effective tax rate was 36.0% and 36.1% for the three-month periods ended March 31, 2008 and 2007, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets. Total assets at March 31, 2008, were $3,468.8 million, an increase of $114.2 million, or 3.4%, from $3,354.5 million at December 31, 2007. Total loans, net increased $111.0 million, or 4.1%, during the first quarter ended March 31, 2008 to $2,813.2 million from $2,702.1 million at December 31, 2007. At March 31, 2008, loan applications in process totaled $268.8 million, compared to $300.8 million at March 31, 2007 and $201.0 million at December 31, 2007. At March 31, 2008 there were lines of credit available to be drawn upon of $28.5 million in construction lines, $41.3 million in home equity lines, and $18.9 million in business lines of credit.

The following table shows loan originations and purchases for the periods indicated.

	For the three months ended March 31,

(In thousands)	2008	2007

Multi-family residential (1)	$47,482	$57,658
Commercial real estate (2)	42,933	38,674
One-to-four family – mixed-use property	34,618	43,554
One-to-four family - residential (3)	68,021	7,245
Construction	9,502	11,100
Commercial business and other (4)	19,544	25,482

Total	$222,100	$183,713

(1)	Includes purchases of $8.7 million in the three months ended March 31, 2007.

(2)	Includes purchases of $2.5 million and $0.4 million in the three months ended March 31, 2008 and 2007, respectively.

(3)	Includes purchases of $50.0 million in the three months ended March 31, 2008.

(4)	Includes purchases of $0.4 million in the three months ended March 31, 2008.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s strict underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $7.9 million at March 31, 2008 compared to $5.9 million at December 31, 2007 and $3.1 million at March 31, 2007. The increase from December 31, 2007 is primarily attributed to three loans that are 90 days or more past due but still accruing interest. One of these loans, with a principal balance of $1.6 million, was sold in April with the Bank receiving all amounts, principal and interest, due under the terms of the loan. The other two loans are scheduled to either be paid-in-full or sold during the second quarter of 2008, with the Bank receiving all amounts, principal and interest, due under the terms of the loan. Non-accruing loans were $5.1 million at March 31, 2008, the same as at December 31, 2007. Total non-performing assets as a percentage of total assets was 0.23% at March 31, 2008 compared to 0.18% at December 31, 2007 and 0.11% as of March 31, 2007. The ratio of allowance for loan losses to total non-performing loans was 87% at March 31, 2008, compared to 113% at December 31, 2007 and 224% at March 31, 2007.

During the quarter ended March 31, 2008, mortgage-backed securities decreased $1.8 million to $360.9 million, while other securities decreased $3.8 million to $73.5 million. During the quarter ended March 31, 2008, there were purchases of $13.0 million of mortgage-backed securities. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $3,233.3 million at March 31, 2008, an increase of $112.5 million, or 3.6%, from December 31, 2007. During the quarter ended March 31, 2008, due to depositors increased $46.7 million to $2,049.7 million, primarily as a result of increases of $38.2 million in certificates of deposit and core deposits of $8.5 million. The increase in certificates of deposit is attributed to an increase in brokered deposits of $96.6 million, partially offset by a decrease in retail certificates of deposit of $58.3 million. Borrowed funds increased $49.3 million to partially fund loan growth. In addition, mortgagors’ escrow deposits increased $12.8 million during the quarter ended March 31, 2008. At March 31, 2008, there were $529.9 million of certificates of deposit, at a weighted-average rate of 4.40%, that will mature or reprice before year end.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Equity. Total stockholders’ equity increased $1.8 million, or 0.8%, to $235.4 million at March 31, 2008 from $233.7 million at December 31, 2007. Net income of $7.2 million for the three months ended March 31, 2008 was partially offset by a net after tax decrease of $3.7 million on the market value of securities available for sale, $2.6 million of cash dividends declared and paid during the three months ended March 31, 2008, and a $0.6 million charge as a result of the adoption of EITF Issue No. 06-4, which requires the accrual of the post-retirement cost of endorsement split-dollar life insurance arrangements with employees. The exercise of stock options increased stockholders’ equity by $0.2 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $11.03 at March 31, 2008, compared to $10.96 per share at December 31, 2007 and $10.41 per share at March 31, 2007.

The Company did not repurchase any shares during the quarter ended March 31, 2008 under its current stock repurchase program. At March 31, 2008, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow. During the three months ended March 31, 2008, funds provided by the Company’s operating activities amounted to $12.1 million. These funds, together with $103.7 million provided by financing activities, were utilized to fund net investing activities of $113.9 million. The Company’s primary business objective is the origination and purchase of one-to-four family (primarily mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the three months ended March 31, 2008, the net total of loan originations and purchases less loan repayments and sales was $111.4 million. Funds were provided by an increase of $46.5 million in due to depositors, an increase of $12.8 million in escrow deposits, and an increase of $46.9 million in borrowed funds. Additional funds of $0.2 million were provided through the exercise of stock options. The Company also used funds of $2.6 million for dividend payments during the three months ended March 31, 2008.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2008. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2008, the Company is within the guidelines set forth by the Board of Directors for each interest rate level. The following table presents the Company’s interest rate shock as of March 31, 2008.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-200 Basis points	-4.24%	7.09%	7.59%
-100 Basis points	-1.85	5.24	7.56
Base interest rate	—	—	7.30
+100 Basis points	-0.99	-9.50	6.73
+200 Basis points	-3.86	-20.58	6.07

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2008, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of March 31, 2008.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$250,747	7.28%
Requirement	51,650	1.50
Excess	199,097	5.78

Leverage and Core Capital:
Capital level	$250,747	7.28%
Requirement	103,299	3.00
Excess	147,448	4.28

Risk-Based Capital:
Capital level	$257,594	11.23%
Requirement	183,467	8.00
Excess	74,127	3.23

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,

	2008				2007

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,600,676	$44,912	6.91%		$2,300,636	$39,264	6.83%
Other loans, net (1)	132,116	2,399	7.26		71,967	1,400	7.78

Total loans, net	2,732,792	47,311	6.92		2,372,603	40,664	6.86

Mortgage-backed securities	359,491	4,628	5.15		285,329	3,473	4.87
Other securities	77,195	1,191	6.17		42,585	555	5.21

Total securities	436,686	5,819	5.33		327,914	4,028	4.91

Interest-earning deposits and federal funds sold	39,774	297	2.99		8,353	99	4.74

Total interest-earning assets	3,209,252	53,427	6.66		2,708,870	44,791	6.61

Other assets	188,827				161,809

Total assets	$3,398,079				$2,870,679

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$360,555	2,174	2.41		$274,265	1,291	1.88
NOW accounts	75,145	420	2.24		48,074	94	0.78
Money market accounts	317,000	2,968	3.75		253,062	2,484	3.93
Certificate of deposit accounts	1,189,497	14,054	4.73		1,139,796	13,528	4.75

Total due to depositors	1,942,197	19,616	4.04		1,715,197	17,397	4.06
Mortgagors’ escrow accounts	30,254	16	0.21		27,666	22	0.32

Total deposits	1,972,451	19,632	3.98		1,742,863	17,419	4.00
Borrowed funds	1,104,412	13,080	4.74		829,654	10,067	4.85

Total interest-bearing liabilities	3,076,863	32,712	4.25		2,572,517	27,486	4.27

Non interest-bearing deposits	68,730				65,303
Other liabilities	19,405				18,123

Total liabilities	3,164,998				2,655,943
Equity	233,081				214,736

Total liabilities and equity	$3,398,079				$2,870,679

Net interest income / net interest rate spread		$20,715	2.41%			$17,305	2.34%

Net interest-earning assets / net interest margin	$132,389		2.58%		$136,353		2.56%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	X			1.05	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.2 million and $0.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.

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

	For the three months ended March 31,

(In thousands)	2008	2007

Mortgage Loans

At beginning of period	$2,565,700	$2,252,992

Mortgage loans originated:
Multi-family residential	47,482	48,941
Commercial real estate	40,433	38,247
One-to-four family – mixed-use property	34,618	43,554
One-to-four family – residential	18,056	7,245
Construction	9,502	11,100
Co-operative apartments	—	—

Total mortgage loans originated	150,091	149,087

Mortgage loans purchased:
Multi-family residential	—	8,717
Commercial real estate	2,500	427
One-to-four family – residential	49,965	—
Construction	—	—

Total acquired loans	52,465	9,144

Less:
Principal and other reductions	91,785	52,487
Sales	5,148	4,664
Mortgage loan foreclosures	—	—

At end of period	$2,671,323	$2,354,072

Commercial Business and Other Loans

At beginning of period	$128,968	$68,420

Other loans originated:
Small Business Administration	2,772	2,794
Small business	16,090	22,490
Other	259	198

Total other loans originated	19,121	25,482

SBA loans purchases	423	—

Less:
Principal and other reductions	14,400	7,907
Sales	658	1,917

At end of period	$133,454	$84,078

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The Company reviews loans in its portfolio on a monthly basis to determine whether any problem loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing, and real estate owned at the dates indicated.

(Dollars in thousands)	March 31, 2008	December 31, 2007

Non-accrual mortgage loans	$4,718	$4,771
Other non-accrual loans	401	369

Total non-accrual loans	5,119	5,140

Mortgage loans 90 days or more delinquent and still accruing	2,781	753
Other loans 90 days or more delinquent and still accruing	—	—

Total non-performing loans	7,900	5,893

Real estate owned (foreclosed real estate)	—	—

Total non-performing assets	$7,900	$5,893

Non-performing loans to gross loans	0.28%	0.22%
Non-performing assets to total assets	0.23%	0.18%

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

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, taxi medallion, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2003, the Bank has incurred total net charge-offs of $787,000. This reflects a significant improvement over the loss experience of the 1990s. In addition, while the regional economy had slowed by the fourth quarter of 2007, the regional economy has improved since 2001, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2001, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. The Bank has not been affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. As a result, the Bank has not incurred losses on mortgage loans in recent years, nor has the Bank provided a provision for loan losses since 1999. However, based on the regular quarterly review of losses inherent in the loan portfolio as of March 31, 2008, a provision of $300,000 was provided for the quarter ended March 31, 2008. Management has concluded, after providing the provision in the current quarter, that the allowance is sufficient to absorb losses inherent in the loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the three months ended March 31,

(Dollars in thousands)	2008	2007

Balance at beginning of period	$6,633	$7,057

Provision for loan losses	300	—

Loans charged-off:
Multi-family residential	—	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
SBA	(150)	(72)
Commercial business and other loans	—	(1)

Total loans charged-off	(150)	(73)

Recoveries:
Mortgage loans	—	—
SBA, commercial business and other loans	64	—

Total recoveries	64	—

Net recoveries (charge-offs)	(86)	(73)

Balance at end of period	$6,847	$6,984

Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%
Ratio of allowance for loan losses to loans at end of period	0.24%	0.29%
Ratio of allowance for loan losses to non-performing assets at end of period	86.68%	224.43%
Ratio of allowance for loan losses to non-performing loans at end of period	86.68%	224.43%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2008	—	$—	—	362,050
February 1 to February 29, 2008	—	—	—	362,050
March 1 to March 31, 2008	—	—	—	362,050

Total	—	$—	—

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

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (2)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 2, 2007.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 9, 2008	By:	/s/ John R. Buran

John R. Buran
President and Chief Executive Officer

Dated: May 9, 2008	By:	/s/ David W. Fry

David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent (2)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 2, 2007.