Form 10-Q
period 2008-06-30
FLUSHING FINANCIAL CORP
filed 2008-08-11
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
☐ Yes   ☒ No

          The number of shares of the registrant’s Common Stock outstanding as of July 31, 2008 was 21,593,302.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	At June 30, 2008	At December 31, 2007

	(Unaudited)
ASSETS
Cash and due from banks	$65,031	$36,148
Securities available for sale:
Mortgage-backed securities ($120,677 and $133,051 at fair value as of June 30, 2008 and December 31, 2007. respectively)	394,445	362,729
Other securities ($33,499 and $30,986 at fair value as of June 30, 2008 and December 31, 2007. respectively)	75,459	77,371
Loans:
Multi-family residential	973,087	964,455
Commercial real estate	689,520	625,843
One-to-four family ― mixed-use property	733,400	686,921
One-to-four family ― residential	235,132	161,666
Co-operative apartments	6,516	7,070
Construction	105,580	119,745
Small Business Administration	20,143	18,922
Taxi medallion	20,443	68,250
Commercial business and other	57,486	41,796
Net unamortized premiums and unearned loan fees	16,283	14,083
Allowance for loan losses	(6,934)	(6,633)

Net loans	2,850,656	2,702,118
Interest and dividends receivable	16,179	15,768
Bank premises and equipment, net	23,353	23,936
Federal Home Loan Bank of New York stock	45,119	42,669
Bank owned life insurance	53,363	52,260
Goodwill	16,127	16,127
Core deposit intangible	2,576	2,810
Other assets	30,919	22,583

Total assets	$3,573,227	$3,354,519

LIABILITIES
Due to depositors:
Non-interest bearing	$73,983	$69,299
Interest-bearing:
Certificate of deposit accounts	1,265,713	1,167,399
Savings accounts	384,447	354,746
Money market accounts	304,147	340,694
NOW accounts	127,690	70,817

Total interest-bearing deposits	2,081,997	1,933,656
Mortgagors’ escrow deposits	27,669	22,492
Borrowed funds ($133,698 and $135,621 at fair value as of June 30, 2008 and December 31, 2007. respectively)	885,734	849,727
Securities sold under agreements to repurchase ($25,917 and $25,924 at fair value as of June 30, 2008 and December 31, 2007)	222,817	222,824
Other liabilities	41,466	22,867

Total liabilities	3,333,666	3,120,865

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,590,197 shares and 21,321,564 shares issued at June 30, 2008 and December 31, 2007, respectively; 21,585,979 shares and 21,321,564 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	216	213
Additional paid-in capital	79,546	74,861
Treasury stock (4,218 shares and none at June 30, 2008 and December 31, 2007, respectively)	(80)	—
Unearned compensation - Employee Benefit Trust	(1,704)	(2,110)
Retained earnings	169,430	161,598
Accumulated other comprehensive loss, net of taxes	(7,847)	(908)

Total stockholders’ equity	239,561	233,654

Total liabilities and stockholders’ equity	$3,573,227	$3,354,519

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest and dividend income
Interest and fees on loans	$47,166	$43,367	$94,477	$84,031
Interest and dividends on securities:
Interest	5,081	3,820	10,036	7,746
Dividends	936	104	1,800	206
Other interest income	179	80	476	179

Total interest and dividend income	53,362	47,371	106,789	92,162

Interest expense
Deposits	18,356	18,889	37,988	36,308
Other interest expense	12,913	10,412	25,993	20,479

Total interest expense	31,269	29,301	63,981	56,787

Net interest income	22,093	18,070	42,808	35,375
Provision for loan losses	300	—	600	—

Net interest income after provision for loan losses	21,793	18,070	42,208	35,375

Non-interest income
Loan fee income	698	1,080	1,396	1,792
Banking services fee income	396	381	838	768
Net gain on sale of loans held for sale	—	137	31	239
Net gain on sale of loans	47	71	69	137
Net gain (loss) from fair value adjustments	(339)	(634)	(1,941)	171
Federal Home Loan Bank of New York stock dividends	854	663	1,735	1,238
Bank owned life insurance	549	424	1,103	853
Other income	536	621	3,482	1,196

Total non-interest income	2,741	2,743	6,713	6,394

Non-interest expense
Salaries and employee benefits	6,827	6,234	13,281	12,381
Occupancy and equipment	1,585	1,608	3,221	3,233
Professional services	1,386	1,195	2,769	2,391
Data processing	928	867	1,973	1,711
Depreciation and amortization of premises and equipment	597	604	1,191	1,197
Other operating expenses	3,001	2,771	5,106	4,889

Total non-interest expense	14,324	13,279	27,541	25,802

Income before income taxes	10,210	7,534	21,380	15,967

Provision for income taxes
Federal	2,931	2,315	6,095	4,962
State and local	780	438	1,635	838

Total taxes	3,711	2,753	7,730	5,800

Net income	$6,499	$4,781	$13,650	$10,167

Other comprehensive income, net of tax
Unrealized holding losses arising during the period	$(3,301)	$(1,286)	$(6,977)	$(854)
Amortization of net actuarial losses	9	15	18	30
Amortization of prior service costs	3	18	7	36

Net other comprehensive loss	(3,289)	(1,253)	(6,952)	(788)

Comprehensive net income	$3,210	$3,528	$6,698	$9,379

Basic earnings per share	$0.33	$0.24	$0.69	$0.52
Diluted earnings per share	$0.32	$0.24	$0.68	$0.51
Dividends per share	$0.13	$0.12	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,

(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,650	$10,167
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	—
Depreciation and amortization of bank premises and equipment	1,191	1,197
Origination of loans held for sale	(658)	(7,291)
Proceeds from sale of loans held for sale	686	7,558
Net gain on sale of loans held for sale	(31)	(239)
Net gain on sales of loans	(69)	(137)
Amortization of premium, net of accretion of discount	859	781
Fair value adjustment for financial assets and financial liabilities	1,941	(171)
Income from bank owned life insurance	(1,103)	(853)
Stock-based compensation expense	1,450	1,211
Deferred compensation	(508)	(430)
Amortization of core deposit intangibles	234	234
Excess tax benefits from stock-based payment arrangements	(659)	(213)
Deferred income tax (benefit) provision	(711)	190
Decrease in other liabilities	(998)	(8)
(Increase) decrease in other assets	(2,038)	542

Net cash provided by operating activities	13,836	12,538

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(608)	(2,959)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(2,450)	916
Purchases of securities available for sale	(54,219)	(36,992)
Proceeds from sales and calls of securities available for sale	—	150
Proceeds from maturities and prepayments of securities available for sale	28,538	60,195
Net originations and repayment of loans	(92,629)	(222,029)
Purchases of loans	(65,253)	(9,162)
Proceeds from sale of loans	—	2,031
Proceeds from sale of delinquent loans	8,798	6,917

Net cash used in investing activities	(177,823)	(200,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	4,684	2,523
Net increase in interest-bearing deposits	147,936	176,879
Net increase in mortgagors’ escrow deposits	5,177	6,267
Proceeds from long-term borrowings	144,923	115,138
Repayment of long-term borrowings	(107,018)	(102,915)
Purchases of treasury stock	(400)	(1,049)
Excess tax benefits from stock-based payment arrangements	659	213
Proceeds from issuance of common stock upon exercise of stock options	2,075	928
Cash dividends paid	(5,166)	(4,683)

Net cash provided by financing activities	192,870	193,301

Net increase in cash and cash equivalents	28,883	4,906
Cash and cash equivalents, beginning of period	36,148	29,251

Cash and cash equivalents, end of period	$65,031	$34,157

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$61,831	$55,853
Income taxes paid	9,095	6,131
Taxes paid if excess tax benefits were not tax deductible	9,754	6,344
Non-cash activities:
Securities purchase, not yet settled	20,288	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	For the six months ended June 30, 2008

Common Stock
Balance, beginning of period	$213
Issuance upon exercise of stock options (183,298 common shares)	2
Shares issued upon vesting of restricted stock unit awards (85,335 common shares)	1

Balance, end of period	$216

Additional Paid-In Capital
Balance, beginning of period	$74,861
Award of common shares released from Employee Benefit Trust (80,717 common shares)	825
Shares issued upon vesting of restricted stock unit awards (87,825 common shares)	2,114
Issuance upon exercise of stock options (183,298 common shares)	1,440
Stock-based compensation activity, net	(353)
Stock-based income tax benefit	659

Balance, end of period	$79,546

Treasury Stock
Balance, beginning of period	$—
Issuance upon exercise of stock options (4,000 common shares)	67
Repurchase of restricted stock awards to satisfy tax obligations (21,783 common shares)	(400)
Shares issued upon vesting of restricted stock unit awards (13,565 common shares)	253

Balance, end of period	$(80)

Unearned Compensation
Balance, beginning of period	$(2,110)
Release of shares from Employee Benefit Trust (119,005 common shares)	406

Balance, end of period	$(1,704)

Retained Earnings
Balance, beginning of period	$161,598
Net income	13,650
Cumulative adjustment related to the adoption of Emerging Issues Task Force Issue No. 06-4, net of taxes of approximately $449	(569)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	(17)
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	(9)
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	(4)
Cash dividends declared and paid	(5,166)
Shares issued upon vesting of restricted stock unit awards (11,075 shares)	(33)
Stock options exercised (4,000 common shares)	(20)

Balance, end of period	$169,430

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(908)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	9
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	4
Change in net unrealized loss on securities available for sale, net of taxes of approximately $5,488	(6,977)
Amortization of actuarial gains (losses), net of taxes of approximately $14	18
Amortization of prior service costs, net of taxes of approximately $6	7

Balance, end of period	$(7,847)

Total Stockholders’ Equity	$239,561

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

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards during each period presented. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding and the unvested portion of restricted stock and restricted stock unit awards during the period. Common stock equivalents that are antidilutive are not included in the computation of diluted earnings per share. The numerator for calculating basic and diluted earnings per share is net income. Earnings per share have been computed based on the following:

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share data)	2008	2007	2008	2007

Net income	$6,499	$4,781	$13,650	$10,167
Divided by:
Weighted average common shares outstanding	19,953	19,553	19,877	19,551
Weighted average common stock equivalents	246	237	201	247
Total weighted average common shares and common stock equivalents	20,199	19,790	20,078	19,798
Basic earnings per share	$0.33	$0.24	$0.69	$0.52
Diluted earnings per share (1) (2)	$0.32	$0.24	$0.68	$0.51
Dividends per share	$0.13	$0.12	$0.26	$0.24
Dividend payout ratio	39.39%	50.00%	37.68%	46.15%

(1)

For the three months ended June 30, 2008, options to purchase 113,850 shares at an average exercise price of $19.55 and unvested restricted stock and restricted stock unit awards totaling 99,322 shares at an average market price on date of grant of $19.45, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. For the three months ended June 30, 2007, options to purchase 462,325 shares at an average exercise price of $17.48 and unvested restricted stock and restricted stock unit

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

awards totaling 125,461 shares at an average market price on date of grant of $17.29, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

(2)

For the six months ended June 30, 2008, options to purchase 338,025 shares, at an average exercise price of $18.36, and unvested restricted stock and restricted stock unit awards for 122,422 shares, at an average market price on the date of grant of $19.15, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. For the six months ended June 30, 2007, options to purchase 394,275 shares, at an average exercise price of $17.66, and unvested restricted stock and restricted stock unit awards for 79,901 shares, at an average market price on the date of grant of $17.76, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

4.	Stock-Based Compensation

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. On May 20, 2008 stockholders approved an amendment to the Omnibus Plan authorizing an additional 600,000 shares for the Omnibus Plan, of which 350,000 shares are available for use for full value awards and 250,000 shares are available for use for non-full value awards. These additional shares, along with shares remaining that were previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan, are available for use as full value awards and non-full value awards under the Omnibus Plan. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan issued prior to the effective date of the Omnibus Plan remained outstanding after such effective date.

Under the Omnibus Plan as of June 30, 2008, there are 434,727 shares available for full value awards and 318,568 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.

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

In accordance with SFAS No. 123R, “Share-based Payments,” the Company estimates the fair value of stock options awarded on the date of grant using the Black Scholes valuation model. Under the Black Scholes valuation model,

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

key assumptions are used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three-month period ended June 30, 2008, there were 80,100 stock options and 128,070 restricted stock units granted, while for the six-month period ended June 30, 2008, there were 88,100 stock options and 128,570 restricted stock units granted. For the three and six month periods ended June 30, 2007, there were 95,200 stock options and 108,250 restricted stock units granted.

For the three months ended June 30, 2008 and 2007, the Company’s net income, as reported, includes $1.1 million and $0.9 million, respectively, of stock-based compensation costs and $0.4 million and $0.3 million, respectively, of income tax benefits related to the stock-based compensations plans. For the six months ended June 30, 2008 and 2007, the Company’s net income, as reported, includes $1.5 million and $1.3 million, respectively, of stock-based compensation costs and $0.5 million and $0.5 million, respectively, of income tax benefits related to the stock-based compensations plans.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

Dividend yield	3.30%	3.60%	3.38%	3.60%
Expected volatility	28.91%	28.75%	28.91%	28.75%
Risk-free interest rate	3.89%	5.03%	3.82%	5.03%
Expected option life (years)	7	7	7	7

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2008:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	186,566	$16.88
Granted	128,570	19.46
Vested	(98,074)	17.71
Forfeited	(1,740)	16.80

Non-vested at June 30, 2008	215,322	$18.05

Vested but unissued at June 30, 2008	73,900	$18.10

Vested but unissued at December 31, 2007	78,815	$16.70

As of June 30, 2008, there was $3.8 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.5 years. The total fair value of awards vested during the three months ended June 30, 2008 and 2007 was $1.9 million and $1.4 million respectively, with the six months ended June 30, 2008 and 2007 at $1.9 million and $1.5 million, respectively. The vested but unissued full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended of June 30, 2008:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2007	1,563,056	$13.45
Granted	88,100	18.98
Exercised	(187,298)	11.08
Forfeited	(3,480)	18.08

Outstanding at June 30, 2008	1,460,378	$14.07	5.7 years	$7,193

Exercisable shares at June 30, 2008	1,210,903	$13.33	5.1 years	$6,823

Vested but unexercisable shares at June 30, 2008	6,390	$17.15	8.9 years	$12

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock on June 30, 2008 exceeds the exercise price of the option.

As of June 30, 2008, there was $1.0 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.8 years. The vested but unexercisable non-full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised and the weighted average grant date fair value for options granted during the three and six months ended June 30, 2008 and 2007 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,

(In thousands except grant date fair value)	2008	2007	2008	2007

Proceeds from stock options exercised	$1,925	$787	$2,075	$928
Tax benefit related to stock options exercised	526	192	555	206
Intrinsic value of stock options exercised	1,391	468	1,460	524
Grant date fair value at weighted average	4.79	4.30	4.66	4.30

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s Phantom Stock Plan at or for the six months ended June 30, 2008:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2007	14,046	$16.05
Granted	2,813	13.84
Forfeited	(8)	19.74
Distributions	(948)	14.98

Outstanding at June 30, 2008	15,903	$18.95

Vested at June 30, 2008	15,590	$18.95

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $24,000 and $(1,000) for the three months ended June 30, 2008 and 2007 respectively. The total fair value of the distributions from the phantom stock plan during the three months ended June 30, 2008 and 2007 were $3,000 and $6,000, respectively.

For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $55,000 and $(11,000), respectively. The total fair value of the distributions from the phantom stock plan during the six months ended June 30, 2008 and 2007 were $14,000 and $24,000, respectively.

5.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2008	2007	2008	2007

Employee Pension Plan:
Service cost	$—	$—	$—	$—
Interest cost	228	218	456	435
Amortization of unrecognized loss	24	33	48	67
Expected return on plan assets	(337)	(321)	(674)	(642)

Net employee pension expense	$(85)	$(70)	$(170)	$(140)

Outside Director Pension Plan:
Service cost	$14	$13	$28	$27
Interest cost	35	37	70	74
Amortization of unrecognized gain	(8)	—	(16)	—
Amortization of past service liability	10	36	20	71

Net outside director pension expense	$51	$86	$102	$172

Other Postretirement Benefit Plans:
Service cost	$39	$31	$78	$62
Interest cost	53	42	106	84
Amortization of unrecognized gain	—	(6)	—	(12)
Amortization of past service liability	(3)	(3)	(6)	(7)

Net other postretirement benefit expense	$89	$64	$178	$127

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expects to contribute $0.1 million and $0.1 million to the Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ending December 31, 2008. The Company does not expect to make a contribution to the Employee Pension Plan during the year ending December 31, 2008. As of June 30, 2008, the Company has contributed $27,000 to the Outside Director Pension Plan and $17,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2008. As of June 30, 2008, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2008. As of June 30, 2008, the Company has not revised its expected contributions for the year ending December 31, 2008.

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

Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximate the current market rate, as management believes that these financial assets and financial liabilities approximate their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. During the year ended December 31, 2007, the Company elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a face amount of $61.9 million that was issued during the year, and securities that were purchased at a cost of $21.4 million. During the three months ended June 30, 2008, the Company purchased a trust preferred security with a cost of $5.0 million and elected to measure the security at fair value.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statement of Income – Net (loss) gain from fair value adjustments, at or for the three and six months ended June 30, 2008 and 2007:

	Fair Value Measurements at June 30, 2008 (1)	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option (1)

Description		Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

(Dollars in thousands)
Mortgage-backed securities	$120,677	$(2,524)	$(1,822)	$(747)	$(964)
Other securities	33,499	(2,130)	(34)	(3,098)	(16)
Borrowed funds	(133,698)	3,941	104	1,905	89
Securities sold under agreements to repurchase	(25,917)	374	1,118	(1)	1,062

Net (loss) gain from fair value adjustments		$(339)	$(634)	$(1,941)	$171

(1)	Each of the financial instruments reported at fair value are based on significant other observable inputs (level 2).

Financial assets and financial liabilities reported at fair value are required to be measured based on either: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Each of the financial instruments reported by the Company at fair value are based on significant other observable inputs (level 2) at June 30, 2008 and 2007.

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

The borrowed funds and securities sold under agreements to repurchase are reported at fair value and have contractual principal amounts, as of June 30, 2008, of $131,857,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of June 30, 2008, of $807,000 and $268,000, respectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in United States (the GAAP hierarchy). The Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Executive Summary

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, FDIC insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC”. The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Bank conducts its business through fourteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its Internet banking division, “iGObanking.com®”. During 2007, the Bank formed a wholly-owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York. At June 30, 2008, Flushing Commercial Bank had deposits of $28.1 million.

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

The Company has investments in perpetual preferred stocks issued by Fannie Mae and Freddie Mac. These investments are held in the available-for-sale securities portfolio. At June 30, 2008, these investments had a cost basis of $28.2 million, while the market value was $25.6 million. The continued turbulence in the housing markets, and speculation in the market about the future of Fannie Mae and Freddie Mac, has caused these investments to decline further in market value. Although management believes the recent declines in market value are temporary, there can be no guarantee that impairment charges will not be recorded if market values do not recover in the future.

Net income for the second quarter ended June 30, 2008 was $6.5 million, an increase of $1.7 million, or 35.9%, from the $4.8 million earned in the second quarter of 2007. Diluted earnings per share for the second quarter was $0.32, an increase of $0.08, or 33.3%, from the $0.24 earned in the comparable quarter a year ago. Net income for the six months ended June 30, 2008 was $13.7 million, an increase of $3.5 million, or 34.3%, from the $10.2 million earned in the comparable 2007 period. Diluted earnings per share for the six months ended June 30, 2008 was $0.68, an increase of $0.17, or 33.3%, from the $0.51 earned in the comparable 2007 period.

Net interest income grew to a record level of $22.1 million for the quarter ended June 30, 2008, as the net interest margin increased ten basis points from the prior quarter to 2.67% for the second quarter of 2008. Credit quality remained strong with non-performing loans at 0.22% of total assets.

At June 30, 2008, total assets were $3,573.2 million, an increase of $218.7 million, or 6.5%, from $3,354.5 million at December 31, 2007. Total loans, net increased $148.5 million, or 5.5%, during the six months ended June 30, 2008 to $2,850.7 million from $2,702.1 million at December 31, 2007. At June 30, 2008, loan applications in process totaled $320.6 million, compared to $281.4 million at June 30, 2007 and $201.0 million at December 31, 2007. Total liabilities were $3,333.7 million at June 30, 2008, an increase of $212.8 million, or 6.8%, from December 31, 2007. During the six months ended June 30, 2008, due to depositors increased $153.0 million to $2,156.0 million, as a result of increases of $98.3 million in certificates of deposit and core deposits of $54.7 million. The increase in certificates of deposit is attributed to an increase in brokered deposits of $121.9 million, partially offset by a decrease in retail certificates of deposit of $23.6 million. Borrowed funds increased $36.0 million to partially fund loan growth. In addition, mortgagors’ escrow deposits increased $5.2 million during the six months ended June 30, 2008.

Management continues to closely monitor the local and national real estate markets and other factors related to risks inherent in the loan portfolio. The Bank has not been affected by the recent increase in defaults of sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s conservative underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $7.9 million at June 30, 2008 compared to $5.9 million at December 31, 2007 and $6.5 million at June 30, 2007. Included in non-performing assets at June 30, 2008 is a construction loan for $1.0 million

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

that is 90 days or more past due but still accruing interest. The Company anticipates the construction loan, based on current facts and circumstances will pay-in-full during the third quarter, with the Bank receiving all amounts, principal and interest, due under the terms of the loan. Total non-performing assets as a percentage of total assets was 0.22% at June 30, 2008 compared to 0.18% at December 31, 2007 and 0.21% as of June 30, 2007. The ratio of allowance for loan losses to total non-performing loans was 88% at June 30, 2008, compared to 113% at December 31, 2007 and 105% at June 30, 2007.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

General. Net income increased $1.7 million, or 35.9%, to $6.5 million for the three months ended June 30, 2008 from $4.8 million for the three months ended June 30, 2007. Diluted earnings per share was $0.32, an increase of $0.08, or 33.3% for the three months ended June 30, 2008 from $0.24 for the three months ended June 30, 2007. The return on average assets was 0.74% for the three months ended June 30, 2008, as compared to 0.64% for the three months ended June 30, 2007, while the return on average equity was 11.06% for the three months ended June 30, 2008 as compared to 8.78% for the three months ended June 30, 2007.

Interest Income. Total interest and dividend income increased $6.0 million, or 12.7%, to $53.4 million for the three months ended June 30, 2008 from $47.4 million for the three months ended June 30, 2007. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $504.3 million to $3,314.7 million, partially offset by a 30 basis point reduction in the yield of interest-earning assets to 6.44% for the three months ended June 30, 2008 from 6.74% for the quarter ended June 30, 2007. The decrease in the yield of interest-earning assets was primarily due to a 30 basis point reduction in the yield of the loan portfolio to 6.68% for the three months ended June 30, 2008 from 6.98% for the three months ended June 30, 2007. This decrease was primarily the result of adjustable rate loans adjusting down, as the rates declined throughout the first half of 2008, combined with a reduction in prepayment penalty income received during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The yield on mortgage loans was positively impacted by the average rate on mortgage loans originated during the past twelve months being higher than the average rate of both the existing loan portfolio and mortgage loans which were paid-in-full during the period. The yield on the mortgage loan portfolio declined 26 basis points to 6.69% for the three months ended June 30, 2008 from 6.95% for the three months ended June 30, 2007. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 15 basis points to 6.57% for the three months ended June 30, 2008 from 6.72% for the three months ended June 30, 2007. The decline in the yield of interest-earning assets was partially offset by an increase of $340.0 million in the average balance of the loan portfolio to $2,825.3 million for the three months ended June 30, 2008.

Interest Expense. Interest expense increased $2.0 million, or 6.7%, to $31.3 million for the three months ended June 30, 2008 from $29.3 million for the three months ended June 30, 2007. The increase in interest expense is attributed to a $498.6 million increase in the average balance of interest-bearing liabilities to $3,167.3 million. This increase was partially offset by a 44 basis point decline in the cost of interest-bearing liabilities to 3.95% for the three months ended June 30, 2008 from 4.39% for the three months ended June 30, 2007. The decline in the cost of interest-bearing liabilities is primarily attributed to the FOMC lowering the overnight interest rate to 2.00% as of June 30, 2008. Certificates of deposit, money market accounts and saving accounts decreased 46 basis points, 119 basis points and 26 basis points respectively, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. NOW accounts increased 104 basis points for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase in the average cost of NOW accounts is due to the introduction and promotion of new products which, although carrying a higher rate than other products in these types of accounts, had a lower rate during the quarter ended June 30, 2008 than the average cost of deposits. This resulted in a decrease in the cost of due to depositors of 57 basis points to 3.64% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The cost of borrowed funds also declined 32 basis points to 4.65% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The average balance of the higher-costing certificates of deposit and borrowed funds increased $68.3 million and $273.0 million, respectively, for the quarter ended June 30, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $154.8 million for the quarter ended June 30, 2008 compared to the prior year period.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income. For the three months ended June 30, 2008, net interest income was $22.1 million, an increase of $4.0 million, or 22.3%, from $18.1 million for the three months ended June 30, 2007. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $504.3 million, to $3,314.7 million for the quarter ended June 30, 2008, combined with an increase in the net interest spread of 14 basis points to 2.49% for the quarter ended June 30, 2008 from 2.35% for the comparable period in 2007. The yield on interest-earning assets decreased 30 basis points to 6.44% for the three months ended June 30, 2008 from 6.74% in the three months ended June 30, 2007. However, this was more than offset by a decline in the cost of funds of 44 basis points to 3.95% for the three months ended June 30, 2008 from 4.39% for the comparable prior year period. The net interest margin improved 10 basis points to 2.67% for the three months ended June 30, 2008 from 2.57% for the three months ended June 30, 2007. Excluding prepayment penalty income, the net interest margin would have been 2.57% and 2.38% for the three month periods ended June 30, 2008 and 2007, respectively.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2008 was $0.3 million. There was no provision for loan losses for the three months ended June 30, 2007. The regular quarterly review of the allowance for loan losses resulted in management’s conclusion that this provision is necessary to maintain the allowance for loan losses at a level that provides for losses inherent in the loan portfolio. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. By adherence to its conservative underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $213,000 for the three months ended June 30, 2008, compared to net charge-offs of $185,000 for the comparable period in 2007. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income for the three months ended June 30, 2008 was $2.7 million the same as during the comparable period in 2007. An increase of $0.2 million in dividends received on Federal Home Loan Bank of New York (“FHLB-NY”) stock, an increase of $0.1 million in income from Bank Owned Life Insurance (“BOLI”) and a decrease of $0.3 million in the loss attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 were offset by a decrease of $0.4 million in loan fee income, and a decrease of $0.2 million in the gain on sale of loans.

Non-Interest Expense. Non-interest expense was $14.3 million for the three months ended June 30, 2008, an increase of $1.0 million, or 7.9%, from $13.3 million for the three months ended June 30, 2007. The increase from the comparable prior year period is primarily attributed to increases of: $0.6 million in employee salary and benefit expenses, $0.2 million in professional services, and $0.2 million in other operating expenses, each of which is primarily attributed to the growth of the Bank over the past twelve months. The efficiency ratio was 57.6% and 61.9% for the three month periods ended June 30, 2008 and 2007, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $2.7 million, or 35.5%, to $10.2 million for the three months ended June 30, 2008 from $7.5 million for the three months ended June 30, 2007 for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $1.0 million, to $3.8 million, for the three months ended June 30, 2008 as compared to $2.8 million for the three months ended June 30, 2007. This increase was primarily due to higher pre-tax income for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The effective tax rate was 36.3% and 36.5% for the three-month periods ended June 30, 2008 and 2007, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

General. Net income increased $3.5 million, or 34.3%, to $13.7 million for the six months ended June 30, 2008 from $10.2 million for the six months ended June 30, 2007. Diluted earnings per share was $0.68, an increase of $0.17, or 33.3% for the six months ended June 30, 2008 from $0.51 for the six months ended June 30, 2007. The return on average assets was 0.79% for the six months ended June 30, 2008, as compared to 0.70% for the six months ended June 30, 2007, while the return on average equity was 11.66% for the six months ended June 30, 2008, as compared to 9.40% for the six months ended June 30, 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $14.6 million, or 15.9%, to $106.8 million for the six months ended June 30, 2008 from $92.2 million for the six months ended June 30, 2007. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $502.1 million to $3,262.0 million, partially offset by a 13 basis point decline in the yield of interest-earning assets to 6.55% for the six months ended June 30, 2008 from 6.68% for the six months ended June 30, 2007. The decline in the yield of interest-earning assets was primarily due to a 12 basis point reduction in the yield of the loan portfolio to 6.80% for the six months ended June 30, 2008 from 6.92% for the six months ended June 30, 2007. This decrease was primarily the result of adjustable rate loans adjusting down, as rates declined throughout the first half of 2008. The yield was positively impacted by the average rate on mortgage loans originated during the past twelve months being higher than the average rate of both the existing loan portfolio and mortgage loans which were paid-in-full during the period. The yield on the mortgage loan portfolio declined nine basis points to 6.80% for the six months ended June 30, 2008 from 6.89% for the six months ended June 30, 2007. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined seven basis points to 6.65% for the six months ended June 30, 2008 from 6.72% for the six months ended June 30, 2007. The decline in the yield of interest-earning assets was partially offset by an increase of $349.8 million in the average balance of the loan portfolio to $2,779.0 million for the six months ended June 30, 2008.

Interest Expense. Interest expense increased $7.2 million, or 12.7%, to $64.0 million for the six months ended June 30, 2008 from $56.8 million for the six months ended June 30, 2007. The increase in interest expense is attributed to a $501.2 million increase in the average balance of interest-bearing liabilities to $3,122.1 million. This increase was partially offset by a 23 basis point decline in the cost of interest-bearing liabilities to 4.10% for the three months ended June 30, 2008 from 4.33% for the three months ended June 30, 2007. The decrease in the cost of interest-bearing liabilities is primarily attributed to the FOMC lowering the overnight interest rate to 2.00% as of June 30, 2008. Certificates of deposit and money market accounts decreased 24 basis points and 67 basis points, respectively, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Savings accounts and NOW accounts increased 12 basis points and 124 basis points, respectively, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase in the average cost of Savings and NOW accounts is due to the introduction and promotion of new products which, although carrying a higher rate than other products in these types of accounts, had a lower rate during the six months ended June 30, 2008 than the average cost of deposits. This resulted in a decrease in the cost of due to depositors of 30 basis points to 3.84% for the six months ended June 30, 2008 compared to 4.14% for the six months ended June 30, 2007. The cost of borrowed funds also decreased 22 basis points to 4.69% for the six months ended June 30, 2008 compared to 4.91% for the six months ended June 30, 2007. The average balance of higher-costing certificates of deposit and borrowed funds increased $58.9 million and $273.8 million, respectively, for the six months ended June 30, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $165.9 million for the six months ended June 30, 2008 compared to the prior year period.

Net Interest Income. For the six months ended June 30, 2008, net interest income was $42.8 million, an increase of $7.4 million, or 21.0%, from $35.4 million for the six months ended June 30, 2007. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $502.1 million, to $3,262.0 million for the six months ended June 30, 2008, combined with an increase in the net interest spread of 10 basis points to 2.45% for the six months ended June 30, 2008 from 2.35% for the comparable period in 2007. The yield on interest-earning assets decreased 13 basis points to 6.55% for the six months ended June 30, 2008 from 6.68% for the six months ended June 30, 2007. However, this was more than offset by a decline in the cost of funds of 23 basis points to 4.10% for the six months ended June 30, 2008 from 4.33% for the comparable prior year period. The net interest margin improved six basis points to 2.62% for the six months ended June 30, 2008 from 2.56% for the six months ended June 30, 2007. Excluding prepayment penalty income, the net interest margin would have been 2.50% and 2.42% for the six month periods ended June 30, 2008 and 2007, respectively.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2008 was $0.6 million. There was no provision for loan losses for the six months ended June 30, 2007. The regular quarterly review of the allowance for loan losses resulted in management’s conclusion that this provision is necessary to maintain the allowance for loan losses at a level that provides for losses inherent in the loan portfolio. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

in the composition and volume of the gross loan portfolio, and local and national economic conditions. By adherence to its conservative underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $299,000 for the six months ended June 30, 2008, compared to net charge-offs of $258,000 for the comparable period in 2007. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $0.3 million, or 5.0%, for the six months ended June 30, 2008 to $6.7 million, as compared to $6.4 million for the six months ended June 30, 2007. Increases of $0.5 million in dividends received from FHLB-NY stock and $0.3 million in income on BOLI due to the purchase of additional BOLI were partially offset by a $0.3 million decrease in gain on sale of loans and a $0.4 million decline in loan fee income. The six months ended June 30, 2008 includes income of $2.4 million representing a partial recovery of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement. The changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 was a loss of $1.9 million for the six months ended June 30, 2008, a decrease of $2.1 million from the $0.2 million gain recorded for the six months ended June 30, 2007.

Non-Interest Expense. Non-interest expense was $27.5 million for the six months ended June 30, 2008, an increase of $1.7 million, or 6.7%, from $25.8 million for the six months ended June 30, 2007. The increase from the comparable prior year period is primarily attributed to increases of: $0.9 million in employee salary and benefits, $0.4 million in professional services, $0.3 million in data processing expense, and $0.2 million in other operating expense each of which is primarily attributed to the growth of the Bank over the past twelve months. The efficiency ratio was 56.9% and 62.1% for the six month periods ended June 30, 2008 and 2007, respectively.

Income before Income Taxes. Income before the provision for income taxes increased $5.4 million, or 33.9%, to $21.4 million for the six months ended June 30, 2008 from $16.0 million for the six months ended June 30, 2007, for the reasons discussed above.

Provision for Income Taxes. Income tax expense increased $1.9 million, to $7.7 million, for the six months ended June 30, 2008 as compared to $5.8 million for the six months ended June 30, 2007. This increase was primarily due to higher pre-tax income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The effective tax rate was 36.2% and 36.3% for the six-month periods ended June 30, 2008 and 2007, respectively.

FINANCIAL CONDITION

Assets. At June 30, 2008, total assets were $3,573.2 million, an increase of $218.7 million, or 6.5%, from $3,354.5 million at December 31, 2007. Total loans, net increased $148.5 million, or 5.5%, during the six months ended June 30, 2008 to $2,850.7 million from $2,702.1 million at December 31, 2007. At June 30, 2008, loan applications in process totaled $320.6 million, compared to $281.4 million at June 30, 2007 and $201.0 million at December 31, 2007.

The following table shows loan originations and purchases for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,

(In thousands)	2008	2007	2008	2007

Multi-family residential (1)	$28,487	$55,941	$75,969	$113,599
Commercial real estate (2)	49,978	62,032	92,911	100,706
One-to-four family – mixed-use property	37,284	48,180	71,902	91,734
One-to-four family – residential (3)	25,824	10,293	93,845	17,538
Construction	8,606	14,276	18,108	25,376
Commercial business and other loans (4)	14,810	22,811	34,354	48,293

Total	$164,989	$213,533	$387,089	$397,246

(1)	Includes purchases of $8.7 million in the six months ended June 30, 2007.

(2)	Includes purchases of $2.5 million and $0.4 million in the six months ended June 30, 2008 and 2007, respectively.

(3)	Includes purchases of $12.4 million and $62.3 million in the three and six months ended June 30, 2008.

(4)	Includes purchases of $0.4 million in the six months ended June 30, 2008.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s conservative underwriting standards. As a result, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing assets were $7.9 million at June 30, 2008 compared to $5.9 million at December 31, 2007 and $6.5 million at June 30, 2007. Included in non-performing assets at June 30, 2008 is a construction loan for $1.0 million that is 90 days or more past due but still accruing interest. The Company anticipates that the construction loan, based on current facts and circumstances will pay-in-full during the third quarter, with the Bank receiving all amounts, principal and interest, due under the terms of the loan. Total non-performing assets as a percentage of total assets was 0.22% at June 30, 2008 compared to 0.18% at December 31, 2007 and 0.21% as of June 30, 2007. The ratio of allowance for loan losses to total non-performing loans was 88% at June 30, 2008, compared to 113% at December 31, 2007 and 105% at June 30, 2007.

During the six months ended June 30, 2008, mortgage-backed securities increased $31.7 million to $394.4 million, while other securities decreased $1.9 million to $75.5 million. During the six months ended June 30, 2008, there were purchases of $67.7 million of mortgage-backed securities. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $3,333.7 million at June 30, 2008, an increase of $212.8 million, or 6.8%, from December 31, 2007. During the six months ended June 30, 2008, due to depositors increased $153.0 million to $2,156.0 million, as a result of increases of $98.3 million in certificates of deposit and $54.7 million in core deposits. The increase in certificates of deposit is attributed to an increase in brokered deposits of $121.9 million, partially offset by a decrease in retail certificates of deposit of $23.6 million. Borrowed funds increased $36.0 million to partially fund loan growth. In addition, mortgagors’ escrow deposits increased $5.2 million during the six months ended June 30, 2008.

Equity. Total stockholders’ equity increased $5.9 million, or 2.5%, to $239.6 million at June 30, 2008 from $233.7 million at December 31, 2007. Net income of $13.7 million for the six months ended June 30, 2008 was partially offset by a net after-tax decrease of $7.0 million on the market value of securities available for sale, $5.2 million of cash dividends declared and paid during the six months ended June 30, 2008, and a $0.6 million after-tax charge as a result of the adoption of EITF Issue No. 06-4, which requires the accrual of the post-retirement cost of endorsement split-dollar life insurance arrangements with employees. The exercise of stock options increased stockholders’ equity by $2.6 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $11.10 at June 30, 2008, compared to $10.96 per share at December 31, 2007 and $10.54 per share at June 30, 2007.

The Company did not repurchase any shares during the six months ended June 30, 2008. At June 30, 2008, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow. During the six months ended June 30, 2008, funds provided by the Company’s operating activities amounted to $13.8 million. These funds, together with $192.9 million provided by financing activities, were utilized to fund net investing activities of $177.8 million. The Company’s primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the six months ended June 30, 2008, the net total of loan originations and purchases less loan repayments and sales was $149.1 million. During the six months ended June 30, 2008, the Company also funded $54.2 million in purchases of securities available for sale. Funds were primarily provided by increases of $152.6 million in due to depositors, $5.2 million in escrow deposits, and $37.9 million in borrowings, combined with $28.5 million in proceeds from maturities and prepayments of securities available for sale. Additional funds of $2.1 million were provided through the exercise of stock options. The Company also used funds of $5.2 million for dividend payments during the six months ended June 30, 2008.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2008. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2008, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2008.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-200 Basis points	-2.63%	12.48%	8.19%
-100 Basis points	0.86	7.04	7.92
Base interest rate	0.00	0.00	7.53
+100 Basis points	-3.88	-16.21	6.47
+200 Basis points	-8.47	-23.97	6.00

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

REGULATORY CAPITAL POSITION

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2008, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of June 30, 2008.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$257,963	7.26%
Requirement	53,320	1.50
Excess	204,643	5.76

Leverage and Core Capital:
Capital level	$257,963	7.26%
Requirement	106,639	3.00
Excess	151,324	4.26

Risk-Based Capital:
Capital level	$264,897	11.36%
Requirement	186,612	8.00
Excess	78,285	3.36

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended June 30, 2008 and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,

	2008				2007

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,711,194	$45,342	6.69%		$2,397,978	$41,667	6.95%
Other loans, net (1)	114,076	1,824	6.40		87,280	1,700	7.79

Total loans, net	2,825,270	47,166	6.68		2,485,258	43,367	6.98

Mortgage-backed securities	370,665	4,772	5.15		275,818	3,361	4.87
Other securities	79,770	1,245	6.24		42,631	563	5.28

Total securities	450,435	6,017	5.34		318,449	3,924	4.93

Interest-earning deposits and federal funds sold	39,000	179	1.84		6,697	80	4.78

Total interest-earning assets	3,314,705	53,362	6.44		2,810,404	47,371	6.74

Other assets	190,432				161,534

Total assets	$3,505,137				$2,971,938

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$374,567	1,912	2.04		$299,607	1,721	2.30
NOW accounts	112,657	680	2.41		57,077	195	1.37
Money market accounts	296,297	2,225	3.00		272,067	2,848	4.19
Certificate of deposit accounts	1,231,717	13,521	4.39		1,163,421	14,109	4.85

Total due to depositors	2,015,238	18,338	3.64		1,792,172	18,873	4.21
Mortgagors’ escrow accounts	40,972	18	0.18		38,442	16	0.17

Total deposits	2,056,210	18,356	3.57		1,830,614	18,889	4.13
Borrowed funds	1,111,074	12,913	4.65		838,106	10,412	4.97

Total interest-bearing liabilities	3,167,284	31,269	3.95		2,668,720	29,301	4.39

Non interest-bearing deposits	81,278				65,958
Other liabilities	21,486				19,503

Total liabilities	3,270,048				2,754,181
Equity	235,089				217,757

Total liabilities and equity	$3,505,137				$2,971,938

Net interest income / net interest rate spread		$22,093	2.49%			$18,070	2.35%

Net interest-earning assets / net interest margin	$147,421		2.67%		$141,684		2.57%

Ratio of interest-earning assets to interest-bearing liabilities			1.05	X			1.05	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $1.3 million for the three-month periods ended June 30, 2008 and 2007, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the six-month periods ended June 30, 2008 and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,

	2008				2007

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,655,935	$90,254	6.80%		$2,349,576	$80,931	6.89%
Other loans, net (1)	123,096	4,223	6.86		79,666	3,100	7.78

Total loans, net	2,779,031	94,477	6.80		2,429,242	84,031	6.92

Mortgage-backed securities	365,078	9,400	5.15		280,547	6,834	4.87
Other securities	78,483	2,436	6.21		42,608	1,118	5.25

Total securities	443,561	11,836	5.34		323,155	7,952	4.92

Interest-earning deposits and federal funds sold	39,387	476	2.42		7,520	179	4.76

Total interest-earning assets	3,261,979	106,789	6.55		2,759,917	92,162	6.68

Other assets	189,629				161,671

Total assets	$3,451,608				$2,921,588

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$367,561	4,086	2.22		$287,006	3,012	2.10
NOW accounts	93,901	1,100	2.34		52,600	289	1.10
Money market accounts	306,649	5,193	3.39		262,617	5,332	4.06
Certificate of deposit accounts	1,210,607	27,575	4.56		1,151,674	27,637	4.80

Total due to depositors	1,978,718	37,954	3.84		1,753,897	36,270	4.14
Mortgagors’ escrow accounts	35,613	34	0.19		33,084	38	0.23

Total deposits	2,014,331	37,988	3.77		1,786,981	36,308	4.06
Borrowed funds	1,107,743	25,993	4.69		833,903	20,479	4.91

Total interest-bearing liabilities	3,122,074	63,981	4.10		2,620,884	56,787	4.33

Non interest-bearing deposits	75,004				65,632
Other liabilities	20,445				18,817

Total liabilities	3,217,523				2,705,333
Equity	234,085				216,255

Total liabilities and equity	$3,451,608				$2,921,588

Net interest income / net interest rate spread		$42,808	2.45%			$35,375	2.35%

Net interest-earning assets / net interest margin	$139,905		2.62%		$139,033		2.56%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	X			1.05	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.1 million and $2.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.

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

	For the six months ended June 30,

(In thousands)	2008	2007

Mortgage Loans

At beginning of period	$2,565,700	$2,252,992

Mortgage loans originated:
Multi-family residential	75,969	104,882
Commercial real estate	90,411	100,279
One-to-four family – mixed-use property	71,902	91,734
One-to-four family – residential	31,515	17,538
Construction	18,108	25,376
Co-operative apartments	—	—

Total mortgage loans originated	287,905	339,809

Mortgage loans purchased:
Multi-family residential	—	8,717
Commercial real estate	2,500	427
One-to-four family – residential	62,330	—

Total acquired loans	64,830	9,144

Less:
Principal and other reductions	166,402	143,000
Sales	8,798	11,922
Mortgage loan foreclosures	—	—

At end of period	$2,743,235	$2,447,023

Commercial Business and Other Loans

At beginning of period	$128,968	$68,420

Other loans originated:
Small Business Administration	6,407	6,654
Small business	26,181	40,734
Other	1,343	905

Total other loans originated	33,931	48,293

Small Business Administration loan purchases	423	—

Less:
Principal and other reductions	64,592	18,122
Sales	658	4,291

At end of period	$98,072	$94,300

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

(Dollars in thousands)	June 30, 2008	December 31, 2007

Non-accrual mortgage loans	$6,529	$4,771
Other non-accrual loans	336	369

Total non-accrual loans	6,865	5,140

Mortgage loans 90 days or more delinquent and still accruing	1,000	753
Other loans 90 days or more delinquent and still accruing	—	—

Total non-performing loans	7,865	5,893

Real estate owned (foreclosed real estate)	—	—

Total non-performing assets	$7,865	$5,893

Non-performing loans to gross loans	0.28%	0.22%
Non-performing loans to total assets	0.22%	0.18%

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

In assessing the adequacy of the allowance, management also reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, taxi medallion, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2003, the Bank has incurred total net charge-offs of $1.0 million. This reflects a significant improvement over the loss experience of the 1990s. In addition, while the regional economy had slowed by the fourth quarter of 2007, the regional economy has improved since 2001, including significant increases in real estate values. The Bank’s underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. Since real estate values have increased significantly since 2001, the loan-to-value ratios for loans originated in prior years have declined below the original 75% level. The rate at which mortgagors have been defaulting on their loans has declined, as the mortgagor’s equity in the property has increased. The Bank has not been affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. As a result, the Bank has recorded minimal losses on mortgage loans in recent years, while not recording a provision for loan losses for any year since 1999. However, based on the regular quarterly review of losses inherent in the loan portfolio as of June 30, 2008, a provision of $300,000 was provided for the quarter ended June 30, 2008 the same as that provided in the first quarter of 2008. Management has concluded, after providing the provision in the current quarter, that the allowance is sufficient to absorb losses inherent in the loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the six months ended June 30,

(Dollars in thousands)	2008	2007

Balance at beginning of period	$6,633	$7,057

Provision for loan losses	600	—

Loans charged-off:
Multi-family residential	(137)	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
SBA	(243)	(270)
Commercial business and other loans	(1)	(2)

Total loans charged-off	(381)	(272)

Recoveries:
Mortgage loans	—	9
SBA, commercial business and other loans	82	5

Total recoveries	82	14

Net charge-offs	(299)	(258)

Balance at end of period	$6,934	$6,799

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.01%
Ratio of allowance for loan losses to loans at end of period	0.24%	0.27%
Ratio of allowance for loan losses to non-performing assets at end of period	88.16%	105.27%
Ratio of allowance for loan losses to non-performing loans at end of period	88.16%	105.27%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2008	—	$—	—	362,050
May 1 to May 31, 2008	—	—	—	362,050
June 1 to June 30, 2008	710	19.37	—	362,050

Total	710	$19.37	—

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended June 30, 2008, the Company purchased 710 common shares from employees, at an average cost of $19.37 to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s annual meeting of stockholders held on May 20, 2008, as contemplated by the Company’s definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter.

	Number of shares voted

	For	Withheld	Abstain	Non Votes

Election of Directors (four directors were elected to serve until the 2011 annual meeting of stockholders and until their successors are elected and qualified).

Michael J. Hegarty	16,877,277	2,559,705	n/a	n/a
John J. McCabe	18,699,577	737,405	n/a	n/a
Donna M. O’Brien	19,088,968	348,014	n/a	n/a
Michael J. Russo	18,733,798	703,184	n/a	n/a

Ratification of the appointment of Grant Thornton, LLP as the independent registered public accounting firm for the Company	19,146,712	115,119	175,151	—

Approval of an amendment to the Company’s 2005 Omnibus Incentive Plan	12,497,399	4,069,248	207,357	2,662,978

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (2)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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

Flushing Financial Corporation,

Dated:	August 8, 2008	By:	/s/ John R. Buran

John R. Buran
President and Chief Executive Officer

Dated:	August 8, 2008	By:	/s/ David W. Fry

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