Form 10-Q
period 2008-09-30
FLUSHING FINANCIAL CORP
filed 2008-11-10
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
    ☐ Yes   ☒ No

          The number of shares of the registrant’s Common Stock outstanding as of October 31, 2008 was 21,625,709

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

Item 1.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
Cash and due from banks	$30,528	$36,148
Securities available for sale:
Mortgage-backed securities ($103,621 and $133,051 at fair value pursuant to the fair value option at September 30, 2008 and December 31, 2007, respectively)	422,232	362,729
Other securities ($29,981 and $30,986 at fair value pursuant to the fair value option at September 30, 2008 and December 31, 2007, respectively)	62,830	77,371

Loans:
Multi-family residential	985,578	964,455
Commercial real estate	706,025	625,843
One-to-four family ― mixed-use property	751,145	686,921
One-to-four family ― residential	238,027	161,666
Co-operative apartments	6,624	7,070
Construction	105,443	119,745
Small Business Administration	19,413	18,922
Taxi medallion	12,388	68,250
Commercial business and other	65,084	41,796
Net unamortized premiums and unearned loan fees	16,908	14,083
Allowance for loan losses	(9,544)	(6,633)

Net loans	2,897,091	2,702,118
Interest and dividends receivable	17,412	15,768
Bank premises and equipment, net	22,894	23,936
Federal Home Loan Bank of New York stock	45,395	42,669
Bank owned life insurance	53,926	52,260
Goodwill	16,127	16,127
Core deposit intangible	2,459	2,810
Other assets	45,980	22,583

Total assets	$3,616,874	$3,354,519

LIABILITIES
Due to depositors:
Non-interest bearing	$71,527	$69,299
Interest-bearing:
Certificate of deposit accounts	1,341,984	1,167,399
Savings accounts	364,164	354,746
Money market accounts	290,521	340,694
NOW accounts	167,709	70,817

Total interest-bearing deposits	2,164,378	1,933,656
Mortgagors’ escrow deposits	32,183	22,492
Borrowed funds ($109,995 and $135,621 at fair value pursuant to the fair value option at September 30, 2008 and December 31, 2007, respectively)	868,153	849,727
Securities sold under agreements to repurchase ($25,542 and $25,924 at fair value pursuant to the fair value option at September 30, 2008 and December 31, 2007, respectively)	222,442	222,824
Other liabilities	25,951	22,867

Total liabilities	3,384,634	3,120,865

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,625,709 shares and 21,321,564 shares issued and outstanding, at September 30, 2008 and December 31, 2007, respectively)	216	213
Additional paid-in capital	80,176	74,861
Treasury stock (None at September 30, 2008 and December 31, 2007)	—	—
Unearned compensation - Employee Benefit Trust	(1,502)	(2,110)
Retained earnings	168,906	161,598
Accumulated other comprehensive loss, net of taxes	(15,556)	(908)

Total stockholders’ equity	232,240	233,654

Total liabilities and stockholders’ equity	$3,616,874	$3,354,519

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest and dividend income
Interest and fees on loans	$47,766	$44,839	$142,243	$128,870
Interest and dividends on securities:
Interest	5,916	3,834	15,952	11,580
Dividends	465	165	2,265	371
Other interest income	57	158	533	337

Total interest and dividend income	54,204	48,996	160,993	141,158

Interest expense
Deposits	18,962	20,543	56,950	56,851
Other interest expense	13,112	11,117	39,105	31,596

Total interest expense	32,074	31,660	96,055	88,447

Net interest income	22,130	17,336	64,938	52,711
Provision for loan losses	3,000	—	3,600	—

Net interest income after provision for loan losses	19,130	17,336	61,338	52,711

Non-interest income
Loan fee income	655	702	2,051	2,494
Banking services fee income	394	369	1,232	1,137
Net gain on sale of loans held for sale	102	11	133	269
Net gain (loss) on sale of loans	(84)	106	(15)	224
Other-than-temporary impairment charge on securities	(26,320)	—	(26,320)	—
Net gain on sale of securities	354	—	354	—
Net gain from fair value adjustments	20,555	789	18,614	960
Federal Home Loan Bank of New York stock, dividends	729	681	2,464	1,919
Bank owned life insurance	563	442	1,666	1,295
Other income	390	690	3,872	1,886

Total non-interest income	(2,662)	3,790	4,051	10,184

Non-interest expense
Salaries and employee benefits	6,518	5,765	19,799	18,146
Occupancy and equipment	1,708	1,635	4,929	4,868
Professional services	1,446	1,131	4,215	3,522
Data processing	991	861	2,964	2,572
Depreciation and amortization of premises and equipment	613	597	1,804	1,794
Other operating expenses	2,339	2,117	7,445	7,006

Total non-interest expense	13,615	12,106	41,156	37,908

Income before income taxes	2,853	9,020	24,233	24,987

Provision for income taxes
Federal	847	2,658	6,942	7,620
State and local	(124)	635	1,511	1,473

Total taxes	723	3,293	8,453	9,093

Net income	$2,130	$5,727	$15,780	$15,894

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	$(22,185)	$712	$(29,162)	$(142)
Reclassification adjustments for losses included in income	14,463	—	14,463	—
Amortization of net actuarial losses	10	19	28	49
Amortization of prior service costs	3	14	10	50

Net other comprehensive income (loss)	(7,709)	745	(14,661)	(43)

Comprehensive net income (loss)	$(5,579)	$6,472	$1,119	$15,851

Basic earnings per share	$0.11	$0.29	$0.79	$0.81
Diluted earnings per share	$0.11	$0.29	$0.78	$0.80
Dividends per share	$0.13	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,

(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,780	$15,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,600	—
Depreciation and amortization of bank premises and equipment	1,804	1,794
Other-than-temporary impairment charge on securities	26,320	—
Origination of loans held for sale	(2,988)	(7,513)
Proceeds from sale of loans held for sale	3,108	7,782
Net gain on sale of loans held for sale	(133)	(269)
Net loss (gain) on sales of loans	15	(224)
Net gain on sales of securities	(354)	—
Amortization of premium, net of accretion of discount	1,483	1,317
Fair value adjustment for financial assets and financial liabilities	(18,614)	(960)
Income from bank owned life insurance	(1,666)	(1,295)
Stock-based compensation expense	1,838	1,669
Deferred compensation	(698)	(790)
Amortization of core deposit intangibles	351	351
Excess tax benefits from stock-based payment arrangements	(607)	(229)
Deferred income tax (benefit) provision	(4,765)	631
Decrease in other liabilities	2,892	769
Increase in other assets	(7,604)	(2,742)

Net cash provided by operating activities	19,762	16,185

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(762)	(3,178)
Net purchases of Federal Home Loan Bank of New York shares	(2,726)	(3,224)
Purchases of securities available for sale	(242,068)	(147,974)
Proceeds from sales and calls of securities available for sale	96,950	769
Proceeds from maturities and prepayments of securities available for sale	41,392	77,726
Net originations and repayment of loans	(144,509)	(328,223)
Purchases of loans	(65,253)	(9,144)
Proceeds from sale of loans	—	2,050
Proceeds from sale of delinquent loans	10,734	10,874

Net cash used in investing activities	(306,242)	(400,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	2,228	(14,760)
Net increase in interest-bearing deposits	230,132	248,681
Net increase in mortgagors’ escrow deposits	9,688	12,203
Proceeds from short-term borrowings	20,000	5,000
Proceeds from long-term borrowings	173,050	322,757
Repayment of long-term borrowings	(149,026)	(183,542)
Purchases of treasury stock	(409)	(1,051)
Excess tax benefits from stock-based payment arrangements	607	229
Proceeds from issuance of common stock upon exercise of stock options	2,364	1,063
Cash dividends paid	(7,774)	(7,039)

Net cash provided by financing activities	280,860	383,541

Net decrease in cash and cash equivalents	(5,620)	(598)
Cash and cash equivalents, beginning of period	36,148	29,251

Cash and cash equivalents, end of period	$30,528	$28,653

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$93,916	$87,599
Income taxes paid	11,597	8,429
Taxes paid if excess tax benefits were not tax deductible	12,204	8,658
Loans transferred to other real estate owned	125	—
Non-cash activities:
Securities purchase, not yet settled	1,000	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	For the nine months ended September 30, 2008

Common Stock
Balance, beginning of period	$213
Issuance upon exercise of stock options (210,710 common shares)	2
Shares issued upon vesting of restricted stock unit awards (93,435 common shares)	1

Balance, end of period	$216

Additional Paid-In Capital
Balance, beginning of period	$74,861
Award of common shares released from Employee Benefit Trust (82,687 common shares)	853
Shares issued upon vesting of restricted stock unit awards (95,925 common shares)	1,587
Issuance upon exercise of stock options (210,710 common shares)	2,370
Stock-based compensation activity, net	(102)
Stock-based income tax benefit	607

Balance, end of period	$80,176

Treasury Stock
Balance, beginning of period	$—
Issuance upon exercise of stock options (8,493 common shares)	151
Repurchase of restricted stock awards to satisfy tax obligations (22,303 common shares)	(409)
Shares issued upon vesting of restricted stock unit awards (13,810 common shares)	258

Balance, end of period	$—

Unearned Compensation
Balance, beginning of period	$(2,110)
Release of shares from Employee Benefit Trust (178,399 common shares)	608

Balance, end of period	$(1,502)

Retained Earnings
Balance, beginning of period	$161,598
Net income	15,780
Cumulative adjustment related to the adoption of Emerging Issues Task Force Issue No. 06-4, net of taxes of approximately $449	(569)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	(17)
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	(9)
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	(4)
Cash dividends declared and paid	(7,774)
Shares issued upon vesting of restricted stock unit awards (11,320 shares)	(33)
Stock options exercised (8,493 common shares)	(66)

Balance, end of period	$168,906

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(908)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	9
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	4
Change in net unrealized loss on securities available for sale, net of taxes of approximately $23,182	(29,162)
Less: Reclassifiacation adjustment for losses included in net income, net of taxes of approximately $11,503	14,463
Amortization of actuarial gains (losses), net of taxes of approximately $23	28
Amortization of prior service costs, net of taxes of approximately $8	10

Balance, end of period	$(15,556)

Total Stockholders’ Equity	$232,240

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

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such presented periods of Flushing Financial Corporation and Subsidiaries (the “Company”). Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. All inter-company balances and transactions have been eliminated in consolidation. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

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

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands, except per share data)	2008	2007	2008	2007

Net income	$2,130	$5,727	$15,780	$15,894
Divided by:
Weighted average common shares outstanding	20,110	19,673	19,955	19,592
Weighted average common stock equivalents	163	218	189	237
Total weighted average common shares and common stock equivalents	20,273	19,891	20,144	19,829
Basic earnings per share	$0.11	$0.29	$0.79	$0.81
Diluted earnings per share (1) (2)	$0.11	$0.29	$0.78	$0.80
Dividends per share	$0.13	$0.12	$0.39	$0.36
Dividend payout ratio	118.18%	41.38%	49.37%	44.44%

(1)

For the three months ended September 30, 2008, options to purchase 336,925 shares at an average exercise price of $18.36 and unvested restricted stock and restricted stock unit awards totaling 122,222 shares at an average market price on date of grant of $19.15, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. For the three months ended September 30, 2007, options to purchase 552,325 shares at an average exercise price of $17.35 and unvested restricted stock and restricted stock unit awards totaling 183,646 shares at an average market price on date of grant of $17.06, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(2)

For the nine months ended September 30, 2008, options to purchase 336,925 shares, at an average exercise price of $18.36, and unvested restricted stock and restricted stock unit awards for 122,222 shares, at an average market price on the date of grant of $19.15, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive. For the nine months ended September 30, 2007, options to purchase 486,475 shares, at an average exercise price of $17.47, and unvested restricted stock and restricted stock unit awards for 151,446 shares, at an average market price on the date of grant of $17.19, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

4.	Loans

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

The total amount of non-performing loans was $18.5 million and $5.9 million, at September 30, 2008 and December 31, 2007, respectively. The Company recorded a provision for loan losses of $3.6 million during the nine months ended September 30, 2008, there was no provision recorded during the nine months ended September 30, 2007. The increase in the provision for loan losses during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 reflected the increase in non-performing loans experienced during 2008.

5.	Stock-Based Compensation

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

Under the Omnibus Plan as of September 30, 2008, there are 434,887 shares available for full value awards and 319,008 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.

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

In accordance with SFAS No. 123R, “Share-based Payments,” the Company estimates the fair value of stock options awarded on the date of grant using the Black Scholes valuation model. Under the Black Scholes valuation model, key assumptions are used to estimate the fair value of stock options including the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the nine months ended September 30, 2008, there were 88,100 stock options and 128,570 restricted stock units granted, while for the nine months ended September 30, 2007, there were 95,200 stock options and 110,950 restricted stock units granted. For the three months ended September 30, 2008 there were no restricted stock units granted. For the three months ended September 30, 2007 there were 2,700 restricted stock units granted.

For the three months ended September 30, 2008 and 2007 there were no stock options granted. For the three months ended September 30, 2008 and 2007, the Company’s net income, as reported, includes $0.4 million and $0.5 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensations plans. For the nine months ended September 30, 2008 and 2007, the Company’s net income, as reported, includes $1.9 million and $1.8 million, respectively, of stock-based compensation costs and $0.7 million and $0.6 million, respectively, of income tax benefits related to the stock-based compensations plans.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated:

	For the nine months ended September 30,

	2008	2007

Dividend yield	3.38%	3.60%
Expected volatility	28.91%	28.75%
Risk-free interest rate	3.82%	5.03%
Expected option life (years)	7	7

There were no stock options granted for the three months ended September 30, 2008, and 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2008:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	186,566	$16.88
Granted	128,570	19.46
Vested	(98,364)	17.69
Forfeited	(1,900)	16.78

Non-vested at September 30, 2008	214,872	$18.05

Vested but unissued at September 30, 2008	65,755	$18.10

Vested but unissued at December 31, 2007	78,815	$16.70

As of September 30, 2008, there was $3.4 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.3 years. The total fair value of awards vested during the three months ended September 30, 2008 and 2007 was $5 thousand and $0.2 million respectively, with the nine months ended September 30, 2008 and 2007 at $1.9 million and $1.7 million, respectively. The vested but unissued full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended September 30, 2008:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2007	1,563,056	$13.45
Granted	88,100	18.98
Exercised	(219,203)	10.79
Forfeited	(3,920)	17.92

Outstanding at September 30, 2008	1,428,033	$14.18	5.5 years	$5,028

Exercisable shares at September 30, 2008	1,179,458	$13.45	4.9 years	$4,886

Vested but unexercisable shares at September 30, 2008	6,390	$17.15	8.7 years	$5

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock on September 30, 2008 exceeds the exercise price of the option.

As of September 30, 2008, there was $0.9 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years. The vested but unexercisable non-full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised and the weighted average grant date fair value for options granted during the three and nine months ended September 30, 2008 and 2007 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2008	2007	2008	2007

Proceeds from stock options exercised	$289	$135	$2,364	$1,063
Tax benefit (expense) related to stock options exercised(1)	(55)	13	500	219
Intrinsic value of stock options exercised	292	29	1,752	553
Grant date fair value at weighted average	n.a.	n.a.	4.66	4.30

(1)

Includes the reversal of a previously recognized tax benefit that was reversed when it was determined that inclusion of the tax benefit would not be allowed under Section 162(m) of the Internal Revenue Code.

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

The following table summarizes the Company’s Phantom Stock Plan at or for the nine months ended September 30, 2008:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2007	14,046	$16.05
Granted	2,930	13.99
Forfeited	(8)	19.74
Distributions	(1,196)	15.70

Outstanding at September 30, 2008	15,772	$17.50

Vested at September 30, 2008	15,519	$17.50

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $(21,000) and $12,000 for the three months ended September 30, 2008 and 2007 respectively. The total fair value of the distributions from the phantom stock plan during the three months ended September 30, 2008 and 2007 were $5,000 and $13,000, respectively.

For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense for the phantom stock plan of $34,000 and $1,000, respectively. The total fair value of the distributions from the phantom stock plan during the nine months ended September 30, 2008 and 2007 were $19,000 and $38,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

6.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2008	2007	2008	2007

Employee Pension Plan:
Service cost	$—	$—	$—	$—
Interest cost	228	218	684	654
Amortization of unrecognized loss	24	33	72	99
Expected return on plan assets	(337)	(321)	(1,011)	(963)

Net employee pension expense	$(85)	$(70)	$(255)	$(210)

Outside Director Pension Plan:
Service cost	$14	$13	$42	$39
Interest cost	35	37	105	111
Amortization of unrecognized gain	(8)	—	(24)	—
Amortization of past service liability	10	36	30	108

Net outside director pension expense	$51	$86	$153	$258

Other Postretirement Benefit Plans:
Service cost	$39	$31	$117	$93
Interest cost	53	42	159	126
Amortization of unrecognized (gain) loss	—	(6)	—	(18)
Amortization of past service liability	(3)	(3)	(9)	(9)

Net other postretirement benefit expense	$89	$64	$267	$192

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expects to contribute $0.1 million and $0.1 million to the Outside Director Pension Plan and Other Post Retirement Benefit Plans, respectively, during the year ending December 31, 2008. The Company does not expect to make a contribution to the Employee Pension Plan during the year ending December 31, 2008. As of September 30, 2008, the Company has contributed $49,000 to the Outside Director Pension Plan and $45,000 to the Other Postretirement Benefit Plans, for the year ending December 31, 2008. As of September 30, 2008, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2008. As of September 30, 2008, the Company has not revised its expected contributions for the year ending December 31, 2008.

7.	Fair Value Measurements

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximate the current market rate, as management believes that these financial assets and financial liabilities approximate their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. During the year ended December 31, 2007, the Company elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a face amount of $61.9 million that was issued during the year, and securities that were purchased at a cost of $21.4 million. During the nine months ended September 30, 2008, the Company purchased a trust preferred security with a cost of $5.0 million and elected to measure the security at fair value.

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statements of Income – Net gain from fair value adjustments, at or for the three and nine months ended September 30, 2008 and 2007:

		Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option (1)

Description	Fair Value Measurements at September 30, 2008 (1)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

(Dollars in thousands)
Mortgage-backed securities	$103,621	$74	$1,864	$(673)	$1,005
Other securities	29,981	(3,605)	59	(6,704)	(62)
Borrowed funds	109,995	23,706	(810)	25,612	195
Securities sold under agreements to repurchase	25,542	380	(324)	379	(178)

Net gain from fair value adjustments		$20,555	$789	$18,614	$960

(1)	Each of the financial instruments reported at fair value are based on significant other observable inputs (level 2).

Financial assets and financial liabilities reported at fair value are required to be measured based on either: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Each of the financial instruments reported by the Company at fair value are based on significant other observable inputs (level 2) at September 30, 2008 and 2007.

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

The net gains recorded on borrowed funds in the three- and nine-month periods ended September 30, 2008 were primarily the result of widening credit spreads in credit markets on trust preferred securities and the related junior subordinated debentures. Recent issuances of these types of financial instruments had a significantly higher interest cost due to widening spreads against the indexes for which the interest rate is referenced. The $61.9 million of debentures issued by the Company have a spread to their index of approximately 142 basis points, which is significantly less than credit spreads in the current market.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The borrowed funds and securities sold under agreements to repurchase are reported at fair value and have contractual principal amounts, as of September 30, 2008, of $131,857,000 and $25,000,000, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of September 30, 2008, of $0.8 million and. $0.3 million, respectively.

The following table sets forth the Company’s assets and liabilities that are carried at fair value, and the method that was used to determine their fair value, at September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed securities	$—	$422,232	$—	$422,232
Other securities	1,861	60,969	—	62,830

Total assets	$1,861	$483,201	$—	$485,062

Liabilities:
Borrowed funds	$—	$109,995	$—	$109,995
Securities sold under agreements to repurchase	—	25,542	—	25,542

Total liabilities	$—	$135,537	$—	$135,537

During the nine months ended September 30, 2008, the Company recorded a non-cash other-than-temporary impairment charge of $26.3 million to reduce the carrying amount of investments in preferred stock issues of Freddie Mac and Fannie Mae to the securities market value at September 30, 2008 of $1.9 million. This charge is presented in the Non-interest income section of the Income Statement.

The above table includes $26.4 million in net unrealized losses on the Company’s available for sale securities. These losses primarily relate to twelve securities, of which ten are private issue mortgage-backed securities and two are trust preferred securities. These securities have a combined amortized cost of $105.2 million, with a combined unrealized loss of $25.2 million at September 30, 2008. The Company has reviewed these specific securities along with the rest of the investment portfolio at September 30, 2008, and has determined that unrealized losses are temporary, except for as discussed above, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics. In addition the Company has the ability and the intent to hold such securities through to recovery of the unrealized losses.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2007:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(In thousands)
Assets:
Securities available for sale
Mortgage-backed securities	$—	$362,729	$—	$362,729
Other securities	28,179	49,192	—	77,371

Total assets	$28,179	$411,921	$—	$440,100

Liabilities:
Borrowed funds	$—	$135,621	$—	$135,621
Securities sold under agreements to repurchase	—	25,924	—	25,924

Total liabilities	$—	$161,545	$—	$161,545

8.	Income Taxes

The Company has recorded a net deferred tax asset of $19.5 million at September 30, 2008, which is included in Other Assets in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, as well as certain tax planning strategies, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at September 30, 2008.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.	Regulatory Capital

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At September 30, 2008, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of September 30, 2008.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$248,270	6.87%
Requirement	54,209	1.50
Excess	194,061	5.37

Leverage and Core Capital:
Capital level	$248,270	6.87%
Requirement	108,418	3.00
Excess	139,852	3.87

Risk-Based Capital:
Capital level	$257,814	10.88%
Requirement	189,552	8.00
Excess	68,262	2.88

10.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At March 31, 2008 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 became effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 06-4 resulted in a charge to retained earnings, and a corresponding reduction of stockholders’ equity, of $0.6 million, net of tax, as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Since this statement is effective for business combinations for which the Company is the acquirer that occur after December 31, 2008, the Company is unable, at this time, to determine the impact of this statement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Executive Summary

Flushing Financial Corporation, a Delaware corporation (the “Holding Company”), was organized in May 1994 to serve as the holding company for Flushing Savings Bank, FSB (the “Bank”), a federally chartered, Federal Deposit Insurance Corporation (“FDIC”) insured savings institution, originally organized in 1929. Flushing Financial Corporation’s common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC”. The Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Bank conducts its business through fourteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its Internet banking division, “iGObanking.com®”. During 2007, the Bank formed a wholly-owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York.

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

The Company carries a portion of its financial assets and financial liabilities at fair value under SFAS No.159. Management believes that by electing the fair value option on certain financial assets and financial liabilities it will allow them to better react to changes in interest rates. However, valuing financial assets and financial liabilities at fair value can at times have a significant impact on the Company’s financial statements, as changes in fair value of financial assets and financial liabilities are reflected in non-interest income on the Company’s Consolidated Statements of Income and Comprehensive Income.

The Company’s results for the three- and nine-month periods ended September 30, 2008 include two significant non-cash, non-operating items that combined to reduce net income by $3.2 million, or $0.15 per diluted share, and $4.3 million, or $0.22 per diluted share, respectively. An other-than-temporary impairment charge of $14.7 million, after-tax, was recorded in the three months ended September 30, 2008 to reduce the carrying amount of the Company’s investments in preferred stocks of Freddie Mac and Fannie Mae to their market value of $1.9 million at September 30, 2008. This charge was partially offset by net after-tax gains of $11.5 million and $10.4 million for the three and nine months ended September 30, 2008, respectively, to recognize the change in value of financial assets and financial liabilities carried at fair value under SFAS No. 159. The other-than-temporary charge on the preferred stocks of Freddie Mac and Fannie Mae were recorded as the U. S. Treasury placed these government sponsored entities in conservatorship during September 2008. This action resulted in a significant decline in the market value of the Company’s investments in these preferred stocks that is not likely to be recovered in the near term. The net gain recognized on financial assets and financial liabilities carried at fair value under SFAS No. 159 is primarily due to higher interest rates being required in the market on new issuances of trust preferred stocks and their related junior subordinated debentures. The Company issued junior subordinated debentures in 2007 with a face amount of $61.9 million which it elected to carry at fair value under SFAS No. 159. As a result of widening spreads on new issuances, the Company recorded a gain during the three months ended September 30, 2008 on its junior subordinated debentures.

The Company also recorded a provision for loan losses of $3.0 million during the three months ended September 30, 2008. Non-performing loans increased $10.6 million, or 135%, from that at June 30, 2008 to $18.5 million at September 30, 2008. As a result of the regular quarterly review of the adequacy of the allowance for loan losses, management deemed it necessary to record this additional provision. See “-ALLOWANCE FOR LOAN LOSSES”.

Net income was $2.1 million for the third quarter ended September 30, 2008, a decrease of $3.6 million, or 62.8%, from the $5.7 million earned in the third quarter of 2007. Diluted earnings per share for the third quarter of 2008 was $0.11, a decrease of $0.18, or 62.1%, from the $0.29 earned in the comparable quarter a year ago. Net income for the nine months ended September 30, 2008 was $15.8 million, a decrease of $0.1 million, or 0.7%, from the $15.9 million earned in the comparable 2007 period. Diluted earnings per share for the nine months ended September 30, 2008 was $0.78, a decrease of $0.02, or 2.5%, from the $0.80 earned in the comparable 2007 period.

This has been an extremely difficult time for the banking industry and the economy as a whole. The Company has and will continue to face difficult challenges. Despite the turmoil in the markets, the net interest margin for the three and nine months ended September 30, 2008 has improved over the prior year comparable periods by 23 basis points and 12 basis points, respectively. This resulted in increases in net interest income of $4.8 million and $12.2 million for the three and nine months ended September 30, 2008, respectively, compared to the comparable prior year periods.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

At September 30, 2008, total assets were $3,616.9 million, an increase of $262.4 million, or 7.8%, from $3,354.5 million at December 31, 2007. Total loans, net increased $195.0 million, or 7.2%, during the nine months ended September 30, 2008 to $2,897.1 million from $2,702.1 million at December 31, 2007. At September 30, 2008, loan applications in process totaled $274.1 million, compared to $218.7 million at September 30, 2007 and $201.0 million at December 31, 2007. Total liabilities were $3,384.6 million at September 30, 2008, an increase of $263.8 million, or 8.5%,from December 31, 2007. During the nine months ended September 30, 2008, due to depositors increased $233.0 million to $2,235.9 million, as a result of increases of $174.6 million in certificates of deposit and core deposits of $58.4 million. The increase in certificates of deposit is attributed to an increase in brokered deposits of $168.2 million, combined with an increase of $6.4 million in retail certificates of deposit. Borrowed funds increased $18.0 million to partially fund balance sheet growth. In addition, mortgagors’ escrow deposits increased $9.7 million during the nine months ended September 30, 2008.

Management continues to closely monitor the local and national real estate markets and other factors related to risks inherent in the loan portfolio. The Bank has not been directly affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. However, the Bank saw a $10.6 million, or 135% increase in non-performing loans to $18.5 million at September 30, 2008 from $7.9 million at the end of the previous quarter. This increase in non-performing loans during the third quarter of 2008 is primarily attributed to multi-family residential and one-to-four family mixed use property mortgage loans. The collateral for these loans is primarily properties located in the New York City metropolitan market, which have seen relatively stable market values over the past couple of years. Historically, the Bank has not incurred losses on these types of loans, primarily due to conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. Total non-performing assets as a percentage of total assets was 0.57% at September 30, 2008 compared to 0.18% at December 31, 2007 and 0.15% as of September 30, 2007. The ratio of allowance for loan losses to total non-performing loans was 52% at September 30, 2008, compared to 113% at December 31, 2007 and 141% at September 30, 2007.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007

General. Net income decreased $3.6 million, or 62.8%, to $2.1 million for the three months ended September 30, 2008 from $5.7 million for the three months ended September 30, 2007. Diluted earnings per share was $0.11, a decrease of $0.18, or 62.1% for the three months ended September 30, 2008 from $0.29 for the three months ended September 30, 2007. The return on average assets was 0.24% for the three months ended September 30, 2008, as compared to 0.74% for the three months ended September 30, 2007, while the return on average equity was 3.70% for the three months ended September 30, 2008 as compared to 10.29% for the three months ended September 30, 2007.

These results include two significant non-cash, non-operating items, that combined reduced net income by $3.2 million, or $0.15 per diluted share for the three months ended September 30, 2008. The first item was an other-than-temporary impairment charge of $14.7 million, after tax, or $0.72 per diluted share for the three months ended September 30, 2008, to reduce the carrying amount of the Company’s investments in preferred stocks of Freddie Mac and Fannie Mae to the securities market value of $1.9 million at September 30, 2008. The second item was a net gain of $11.5 million, after tax, or $0.57 per diluted share for the three months ended September 30, 2008, resulting from the change in the fair value of financial assets and financial liabilities carried at fair value under SFAS No.159. This change in fair value was primarily caused by widening credit spreads in the credit markets on trust preferred securities and the related junior subordinated debentures. The Company issued junior subordinated debentures with a face value of $61.9 million during 2007, and elected to measure them at fair value under SFAS No. 159. Recent issuances of these types of financial instruments had a significantly higher interest cost due to widening spreads against the indexes for which the interest rate is referenced. The debentures issued by the Company have a spread to their index of approximately 142 basis points.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income. Total interest and dividend income increased $5.2 million, or 10.6%, to $54.2 million for the three months ended September 30, 2008 from $49.0 million for the three months ended September 30, 2007. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $479.6 million to $3,409.4 million, partially offset by a 33 basis point reduction in the yield of interest-earning assets to 6.36% for the three months ended September 30, 2008 from 6.69% for the quarter ended September 30, 2007. The decline in the yield of interest-earning assets was primarily due to a 27 basis point reduction in the yield of the loan portfolio combined with a $197.8 million increase in the average balance of the securities portfolio, which has a lower yield than total interest-earning assets. The 27 basis point decline in the yield of the loan portfolio to 6.63% for the three months ended September 30, 2008 from 6.90% for the three months ended September 30, 2007, was primarily the result of adjustable rate loans adjusting down, as rates have declined throughout 2008. The yield on mortgage loans was positively impacted by the average rate on mortgage loans originated during the past twelve months being higher than the average rate of both the existing loan portfolio and mortgage loans which were paid-in-full during the period. The yield on the mortgage loan portfolio declined 22 basis points to 6.64% for the three months ended September 30, 2008 from 6.86% for the three months ended September 30, 2007. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 22 basis points to 6.50% for the three months ended September 30, 2008 from 6.72% for the three months ended September 30, 2007. The decline in the yield of interest-earning assets was partially offset by an increase of $282.1 million in the average balance of the loan portfolio to $2,880.5 million for the three months ended September 30, 2008.

Interest Expense. Interest expense increased $0.4 million, or 1.3%, to $32.1 million for the three months ended September 30, 2008 from $31.7 million for the three months ended September 30, 2007. The increase in interest expense is attributed to a $484.2 million increase in the average balance of interest-bearing liabilities to $3,272.9 million. This increase was partially offset by a 62 basis point decline in the cost of interest-bearing liabilities to 3.92% for the three months ended September 30, 2008 from 4.54% for the three months ended September 30, 2007. The decrease in the cost of interest-bearing liabilities is primarily attributed to the Federal Open Market Committee (“FOMC”) lowering the overnight interest rate six times during the last twelve months from 4.75% at September 30, 2007 to 2.00% at September 30, 2008. Certificates of deposit, money market accounts and saving accounts decreased 72 basis points, 131 basis points and 55 basis points respectively, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Negotiable Order of Withdrawal (“NOW”) accounts increased 83 basis points for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase in the average cost of NOW accounts is due to the introduction and promotion of new products which, although carrying a higher rate than other products in these types of accounts, had a lower rate during the quarter ended September 30, 2008 than the average cost of deposits. This resulted in a decrease in the cost of due to depositors of 80 basis points to 3.56% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The cost of borrowed funds also declined 37 basis points to 4.71% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The average balance of the higher-costing certificates of deposit and borrowed funds increased $90.2 million and $237.3 million, respectively, for the quarter ended September 30, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $155.0 million for the quarter ended September 30, 2008 compared to the prior year period.

Net Interest Income. For the three months ended September 30, 2008, net interest income was $22.1 million, an increase of $4.8 million, or 27.7%, from $17.3 million for the three months ended September 30, 2007. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $479.6 million, to $3,409.4 million for the quarter ended September 30, 2008, combined with an increase in the net interest spread of 29 basis points to 2.44% for the quarter ended September 30, 2008 from 2.15% for the comparable period in 2007. The yield on interest-earning assets decreased 33 basis points to 6.36% for the three months ended September 30, 2008 from 6.69% in the three months ended September 30, 2007. However, this was more than offset by a decline in the cost of funds of 62 basis points to 3.92% for the three months ended September 30, 2008 from 4.54% for the comparable prior year period. The net interest margin improved 23 basis points to 2.60% for the three months ended September 30, 2008 from 2.37% for the three months ended September 30, 2007. Excluding prepayment penalty income, the net interest margin would have been 2.48% and 2.25% for the three month periods ended September 30, 2008 and 2007, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2008 was $3.0 million, a $2.7 million increase from the provision for the second quarter of 2008. There was no provision for loan losses for the three months ended September 30, 2007. The Bank has not been directly affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. However, the Bank saw a $10.6 million, or 135% increase in non-performing loans to $18.5 million at September 30, 2008 from $7.9 million at the end of the previous quarter. This increase in non-performing loans during the third quarter of 2008 is primarily attributed to multi-family residential and one-to-four family mixed use property mortgage loans. The collateral for these loans is primarily properties located in the New York City metropolitan market, which have seen relatively stable market values over the past couple of years. Historically, the Bank has not incurred losses on these types of loans, primarily due to conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the 135% increase in non-performing loans and current economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a provision for possible loan losses of $3.0 million in the third quarter of 2008. Management has concluded, after increasing the provision in the current quarter, that the allowance is sufficient to absorb losses inherent in the loan portfolio. By adherence to its conservative underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $390,000 for the three months ended September 30, 2008, compared to net recoveries of $25,000 for the comparable period in 2007. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income for the three months ended September 30, 2008 decreased by $6.5 million to a loss of $2.7 million from income of $3.8 million for the three months ended September 30, 2007. Increases of $0.1 million in income from BOLI and a $19.8 million improvement in the net gain attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 was more than offset by the other-than-temporary impairment charge of $26.3 million recorded to reduce the carrying value of the Company’s investments in Freddie Mac and Fannie Mae preferred stocks to their market value in the third quarter of 2008.

Non-Interest Expense. Non-interest expense was $13.6 million for the three months ended September 30, 2008, an increase of $1.5 million, or 12.5%, from $12.1 million for the three months ended September 30, 2007. The increase from the comparable prior year period is primarily attributed to increases of: $0.8 million in employee salary and benefit expenses, $0.3 million in professional services, $0.1 million in data processing expenses, and $0.2 million in other operating expenses, each of which is primarily attributed to the growth of the Bank over the past twelve months. The efficiency ratio was 62.2% and 59.5% for the three month periods ended September 30, 2008 and 2007, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $6.2 million, or 68.4%, to $2.9 million for the three months ended September 30, 2008 from $9.0 million for the three months ended September 30, 2007 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $2.6 million, to $0.7 million, for the three months ended September 30, 2008 as compared to $3.3 million for the three months ended September 30, 2007. This decrease was due to reduced pre-tax income combined with a decline in the effective tax rate for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The effective tax rate was 25.3% and 36.5% for the three-month periods ended September 30, 2008 and 2007, respectively. The reduction in the effective tax rate was primarily due to the impact of tax preference items, including income earned on BOLI and dividend income. As a result of lower level of income before income taxes, these tax preference items resulted in a larger amount of income not being subject to income taxes for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2008 AND 2007

General. Net income decreased $0.1 million, or 0.7%, to $15.8 million for the nine months ended September 30, 2008 from $15.9 million for the nine months ended September 30, 2007. Diluted earnings per share was $0.78, a decline of $0.02, or 2.5% for the nine months ended September 30, 2008 from $0.80 for the nine months ended September 30, 2007. The return on average assets was 0.60% for the nine months ended September 30, 2008, as compared to 0.71% for the nine months ended September 30, 2007, while the return on average equity was 9.04% for the nine months ended September 30, 2008, as compared to 9.70% for the nine months ended September 30, 2007.

These results include two significant non-cash, non-operating items, that together reduced net income by $4.3 million, or $0.22 per diluted share for the nine months ended September 30, 2008. The first item was an other-than-temporary impairment charge of $14.7 million, after tax, or $0.73 per diluted share for the nine months ended September 30, 2008, to reduce the carrying amount of the Company’s investments in preferred stocks of Freddie Mac and Fannie Mae to the securities market value of $1.9 million at September 30, 2008. The second item was a net gain of $10.4 million, after tax, or $0.51 per diluted share for the nine months ended September 30, 2008, resulting from the change in the fair value of financial assets and financial liabilities carried at fair value under SFAS No.159. This change in fair value was primarily caused by widening credit spreads in the credit markets on trust preferred securities and the related junior subordinated debentures, as previously discussed.

Interest Income. Total interest and dividend income increased $19.8 million, or 14.1%, to $161.0 million for the nine months ended September 30, 2008 from $141.2 million for the nine months ended September 30, 2007. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $494.3 million to $3,311.5 million, partially offset by a 20 basis point decline in the yield of interest-earning assets to 6.48% for the nine months ended September 30, 2008 from 6.68% for the nine months ended September 30, 2007. The decline in the yield of interest-earning assets was primarily due to a 17 basis point reduction in the yield of the loan portfolio combined with a $167.5 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets. The 17 basis point reduction in the yield of the loan portfolio to 6.74% for the nine months ended September 30, 2008 from 6.91% for the nine months ended September 30, 2007 was primarily the result of adjustable rate loans adjusting down, as rates have declined throughout 2008. The yield was positively impacted by the average rate on mortgage loans originated during the past twelve months being higher than the average rate of both the existing loan portfolio and mortgage loans which were paid-in-full during the period. The yield on the mortgage loan portfolio declined 14 basis points to 6.74% for the nine months ended September 30, 2008 from 6.88% for the nine months ended September 30, 2007. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 12 basis points to 6.60% for the nine months ended September 30, 2008 from 6.72% for the nine months ended September 30, 2007. The decline in the yield of interest-earning assets was partially offset by an increase of $326.8 million in the average balance of the loan portfolio to $2,813.1 million for the nine months ended September 30, 2008.

Interest Expense. Interest expense increased $7.6 million, or 8.6%, to $96.1 million for the nine months ended September 30, 2008 from $88.4 million for the nine months ended September 30, 2007. The increase in interest expense is attributed to a $495.3 million increase in the average balance of interest-bearing liabilities to $3,172.7 million. This increase was partially offset by a 36 basis point decline in the cost of interest-bearing liabilities to 4.04% for the nine months ended September 30, 2008 from 4.40% for the nine months ended September 30, 2007. The decrease in the cost of interest-bearing liabilities is primarily attributed to the FOMC lowering the overnight interest rate six times during the last twelve months from 4.75% at September 30, 2007 to 2.00% at September 30, 2008. Certificates of deposit, money market accounts and saving accounts decreased 40 basis points, 90 basis points and 11 basis points respectively, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. NOW accounts increased 112 basis points for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the introduction and promotion of new products which, although carry a higher rate than other products in these types of accounts, had a lower rate during the nine months ended September 30, 2008 than the average cost of deposits. This resulted in a decrease in the cost of due to depositors of 47 basis points to 3.74% for the nine months ended September 30, 2008 compared to 4.21% for the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

nine months ended September 30, 2007. The cost of borrowed funds also decreased 27 basis points to 4.70% for the nine months ended September 30, 2008 compared to 4.97% for the nine months ended September 30, 2007. The average balance of higher-costing certificates of deposit and borrowed funds increased $69.4 million and $261.5 million, respectively, for the nine months ended September 30, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $162.1 million for the nine months ended September 30, 2008 compared to the prior year period.

Net Interest Income. For the nine months ended September 30, 2008, net interest income was $64.9 million, an increase of $12.2 million, or 23.2%, from $52.7 million for the nine months ended September 30, 2007. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $494.3 million, to $3,311.4 million for the nine months ended September 30, 2008, combined with an increase in the net interest spread of 16 basis points to 2.44% for the nine months ended September 30, 2008 from 2.28% for the comparable period in 2007. The yield on interest-earning assets decreased 20 basis points to 6.48% for the nine months ended September 30, 2008 from 6.68% for the nine months ended September 30, 2007. However, this was more than offset by a decline in the cost of funds of 36 basis points to 4.04% for the nine months ended September 30, 2008 from 4.40% for the comparable prior year period. The net interest margin improved 12 basis points to 2.61% for the nine months ended September 30, 2008 from 2.49% for the nine months ended September 30, 2007. Excluding prepayment penalty income, the net interest margin would have been 2.50% and 2.36% for the nine month periods ended September 30, 2008 and 2007, respectively.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2008 was $3.6 million, of which $3.0 million was recorded during the third quarter of 2008. There was no provision for loan losses for the nine months ended September 30, 2007. The Bank has not been directly affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. However, the Bank saw a $10.6 million, or 135% increase in non-performing loans to $18.5 million at September 30, 2008 from $7.9 million at the end of the previous quarter. This increase in non-performing loans during the third quarter of 2008 is primarily attributed to multi-family residential and one-to-four family mixed use property mortgage loans. The collateral for these loans is primarily properties located in the New York City metropolitan market, which have seen relatively stable market values over the past couple of years. Historically, the Bank has not incurred losses on these types of loans, primarily due to conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the 135% increase in non-performing loans and current economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a provision for possible loan losses of $3.0 million in the third quarter of 2008 and a total provision in the nine months ended September 30, 2008 of $3.6 million. Management has concluded, after increasing the provision in the current quarter, that the allowance is sufficient to absorb losses inherent in the loan portfolio. By adherence to its conservative underwriting standards the Bank has been able to minimize net losses from impaired loans with net charge-offs of $689,000, or 0.02% of average loans for the nine months ended September 30, 2008, compared to net charge-offs of $233,000, or 0.01% of average loans for the comparable period in 2007. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income for the nine months ended September 30, 2008 decreased by $6.1 million, or 60.2%, to $4.1 million from $10.2 million for the nine months ended September 30, 2007. Increases of $17.7 million in the net gain attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159, $0.5 million in dividends received from FHLB-NY stock, and $0.4 million in income from BOLI were more than offset by the other-than-temporary impairment charge of $26.3 million recorded to reduce the carrying value of the Company’s investments in Freddie Mac and Fannie Mae preferred stocks to their market value in the third quarter of 2008 and a $0.4 million decline in loan fee income. The nine months ended September 30, 2008 includes income of $2.4 million representing a partial recovery of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement, and is presented as part of other income.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $41.2 million for the nine months ended September 30, 2008, an increase of $3.2 million, or 8.6%, from $37.9 million for the nine months ended September 30, 2007. The increase from the comparable prior year period is primarily attributed to increases of: $1.7 million in employee salary and benefits, $0.7 million in professional services, $0.4 million in data processing expense, and $0.4 million in other operating expense, each of which is primarily attributed to the growth of the Bank over the past twelve months. The efficiency ratio was 58.5% and 61.2% for the nine month periods ended September 30, 2008 and 2007, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.8 million, or 3.0%, to $24.2 million for the nine months ended September 30, 2008 from $25.0 million for the nine months ended September 30, 2007, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.6 million, to $8.5 million, for the nine months ended September 30, 2008 as compared to $9.1 million for the nine months ended September 30, 2007. This decrease was primarily due to reduced pre-tax income for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The effective tax rate was 34.9% and 36.4% for the nine-month periods ended September 30, 2008 and 2007, respectively.

FINANCIAL CONDITION

Assets. At September 30, 2008, total assets were $3,616.9 million, an increase of $262.4 million, or 7.8%, from $3,354.5 million at December 31, 2007. Total loans, net increased $195.0 million, or 7.2%, during the nine months ended September 30, 2008 to $2,897.1 million from $2,702.1 million at December 31, 2007. At September 30, 2008, loan applications in process totaled $274.1 million, compared to $218.7 million at September 30, 2007 and $201.0 million at December 31, 2007.

The following table shows loan originations and purchases for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,

(In thousands)	2008	2007	2008	2007

Multi-family residential (1)	$42,098	$53,632	$118,067	$167,231
Commercial real estate (2)	29,881	36,607	122,792	137,313
One-to-four family – mixed-use property	33,922	37,421	105,824	129,155
One-to-four family – residential (3) (5) (6)	15,229	9,570	109,074	27,108
Construction	6,801	12,397	24,909	37,773
Commercial business and other loans (4)	14,010	32,404	48,364	80,697

Total	$141,941	$182,031	$529,030	$579,277

(1)	Includes purchases of $8.7 million in the nine months ended September 30, 2007.

(2)	Includes purchases of $2.5 million and $0.4 million in the nine months ended September 30, 2008 and 2007, respectively.

(3)	Includes purchases of $62.3 million in nine months ended September 30, 2008.

(4)	Includes purchases of $0.4 million in the nine months ended September 30, 2008.

(5)	Includes originations of Co-operative apartment loans of $0.8 million and $0.6 million in the nine months ended September 30, 2008 and 2007, respectively.

(6)

Includes originations of Co-operative apartment loans of $0.8 million in the three months ended September 30, 2008. There were no originations of Co-operative apartment loans in the three months ended September 30, 2007.

The Bank did not purchase any loans in the three months ended September 30, 2008 or 2007.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s conservative underwriting standards. Although non-performing loans have increased, the Bank has been able to minimize charge-offs of losses from impaired loans and maintain asset quality. Non-performing loans were $18.5 million at September 30, 2008 an increase of $12.6 million from $5.9 million at December 31, 2007, and an increase of $13.7 million from $4.8 million at September 30, 2007. Total non-performing assets as a percentage of total assets was 0.57% at September 30, 2008 compared to 0.18% at December 31, 2007 and 0.15% as of September 30, 2007. The ratio of allowance for loan losses to total non-performing loans was 52% at September 30, 2008, compared to 113% at December 31, 2007 and 141% at September 30, 2007.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the nine months ended September 30, 2008, mortgage-backed securities increased $59.5 million to $422.2 million, while other securities decreased $14.5 million to $62.8 million. Mortgage-backed securities increased during the current year period to support the activities of Flushing Commercial Bank. During the nine months ended September 30, 2008, there were purchases of $209.7 million of mortgage-backed securities and sales of $87.5 million. During the third quarter of 2008 the Bank sold $82.5 million of Fannie Mae and Freddie Mac mortgaged-backed securities and used the proceeds to purchase Ginnie Mae mortgaged-backed securities. Under current regulatory capital requirements, Ginnie Mae securities have a lower risk-weighting rating factor than Fannie Mae and Freddie Mac securities. Therefore, this change of investments has the effect of increasing the Bank’s risk-weighted capital ratio. Other securities primarily consist of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $3,384.6 million at September 30, 2008, an increase of $263.8 million, or 8.5%, from December 31, 2007. During the nine months ended September 30, 2008, due to depositors increased $233.0 million to $2,235.9 million, as a result of increases of $174.6 million in certificates of deposit and core deposits of $58.4 million. The increase in certificates of deposit is attributed to an increase in brokered deposits of $168.2 million, combined with an increase of $6.4 million in retail certificates of deposit. Borrowed funds increased $18.0 million to partially fund balance sheet growth. In addition, mortgagors’ escrow deposits increased $9.7 million during the nine months ended September 30, 2008.

Equity. Total stockholders’ equity decreased $1.4 million, or 0.6%, to $232.2 million at September 30, 2008 from $233.7 million at December 31, 2007. Net income of $15.8 million for the nine months ended September 30, 2008 was more than offset by a net after-tax decrease of $14.7 million on the market value of securities available for sale, $7.8 million of cash dividends declared and paid during the nine months ended September 30, 2008, and a $0.6 million after-tax charge as a result of the adoption of EITF Issue No. 06-4, which requires the accrual of the post-retirement cost of endorsement split-dollar life insurance arrangements with employees. The exercise of stock options increased stockholders’ equity by $2.9 million, including the income tax benefit realized by the Company upon the exercise of the options. Book value per share was $10.74 at September 30, 2008, compared to $10.96 per share at December 31, 2007 and $10.77 per share at September 30, 2007.

The Company did not repurchase any shares under the current stock repurchase program during the nine months ended September 30, 2008. At September 30, 2008, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow. During the nine months ended September 30, 2008, funds provided by the Company’s operating activities amounted to $19.8 million. These funds, together with $280.9 million provided by financing activities, were utilized to fund net investing activities of $306.2 million. The Company’s primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the nine months ended September 30, 2008, the net total of loan originations and purchases less loan repayments and sales was $199.0 million. During the nine months ended September 30, 2008, the Company also funded $242.1 million in purchases of securities available for sale. Funds were primarily provided by increases of $232.4 million in due to depositors, $9.7 million in escrow deposits, and $44.0 million in borrowings, combined with $97.0 million in sales and calls of securities and $41.4 million in proceeds from maturities and prepayments of securities available for sale. Additional funds of $2.4 million were provided through the exercise of stock options. The Company also used funds of $7.8 million for dividend payments during the nine months ended September 30, 2008.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

INTEREST RATE RISK

The consolidated statements of financial position have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets which could adversely affect the Company’s results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in the Company’s stockholders’ equity, if such securities were retained.

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2008. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At September 30, 2008, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2008.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-200 Basis points	2.29%	27.61%	10.15%
-100 Basis points	2.48	15.17	9.36
Base interest rate	0.00	0.00	8.32
+100 Basis points	-5.15	-10.19	7.65
+200 Basis points	-10.97	-26.37	6.44

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2008 and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,

	2008				2007

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,785,271	$46,244	6.64%		$2,495,318	$42,795	6.86%
Other loans, net (1)	95,224	1,522	6.39		103,112	2,044	7.93

Total loans, net	2,880,495	47,766	6.63		2,598,430	44,839	6.90

Mortgage-backed securities	420,062	5,487	5.22		275,833	3,414	4.95
Other securities	96,000	894	3.73		42,397	585	5.52

Total securities	516,062	6,381	4.95		318,230	3,999	5.03

Interest-earning deposits and federal funds sold	12,879	57	1.77		13,144	158	4.81

Total interest-earning assets	3,409,436	54,204	6.36		2,929,804	48,996	6.69

Other assets	183,692				164,210

Total assets	$3,593,128				$3,094,014

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$373,105	1,931	2.07		$317,896	2,080	2.62
NOW accounts	173,914	1,147	2.64		60,620	274	1.81
Money market accounts	302,878	2,303	3.04		316,390	3,439	4.35
Certificate of deposit accounts	1,278,946	13,563	4.24		1,188,794	14,728	4.96

Total due to depositors	2,128,843	18,944	3.56		1,883,700	20,521	4.36
Mortgagors’ escrow accounts	31,236	18	0.23		29,491	22	0.30

Total deposits	2,160,079	18,962	3.51		1,913,191	20,543	4.30
Borrowed funds	1,112,831	13,112	4.71		875,552	11,117	5.08

Total interest-bearing liabilities	3,272,910	32,074	3.92		2,788,743	31,660	4.54

Non interest-bearing deposits	69,407				65,017
Other liabilities	20,628				17,557

Total liabilities	3,362,945				2,871,317
Equity	230,183				222,697

Total liabilities and equity	$3,593,128				$3,094,014

Net interest income/net interest rate spread		$22,130	2.44%			$17,336	2.15%

Net interest-earning assets/net interest margin	$136,526		2.60%		$141,061		2.37%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	X			1.05	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $0.8 million for the three-month periods ended September 30, 2008 and 2007, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2008 and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,

	2008				2007

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,699,362	$136,498	6.74%		$2,398,690	$123,726	6.88%
Other loans, net (1)	113,737	5,745	6.73		87,567	5,144	7.83

Total loans, net	2,813,099	142,243	6.74		2,486,257	128,870	6.91

Mortgage-backed securities	383,540	14,887	5.18		278,959	10,248	4.90
Other securities	84,364	3,330	5.26		42,537	1,703	5.34

Total securities	467,904	18,217	5.19		321,496	11,951	4.96

Interest-earning deposits and federal funds sold	30,486	533	2.33		9,415	337	4.77

Total interest-earning assets	3,311,489	160,993	6.48		2,817,168	141,158	6.68

Other assets	187,637				162,527

Total assets	$3,499,126				$2,979,695

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$369,422	6,017	2.17		$297,416	5,092	2.28
NOW accounts	120,767	2,247	2.48		55,303	563	1.36
Money market accounts	305,382	7,496	3.27		280,738	8,771	4.17
Certificate of deposit accounts	1,233,553	41,138	4.45		1,164,183	42,365	4.85

Total due to depositors	2,029,124	56,898	3.74		1,797,640	56,791	4.21
Mortgagors’ escrow accounts	34,143	52	0.20		31,873	60	0.25

Total deposits	2,063,267	56,950	3.68		1,829,513	56,851	4.14
Borrowed funds	1,109,452	39,105	4.70		847,938	31,596	4.97

Total interest-bearing liabilities	3,172,719	96,055	4.04		2,677,451	88,447	4.40

Non interest-bearing deposits	73,125				65,425
Other liabilities	20,507				18,393

Total liabilities	3,266,351				2,761,269
Equity	232,775				218,426

Total liabilities and equity	$3,499,126				$2,979,695

Net interest income/net interest rate spread		$64,938	2.44%			$52,711	2.28%

Net interest-earning assets/net interest margin	$138,770		2.61%		$139,717		2.49%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	X			1.05	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.9 million and $2.8 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

	For the nine months ended September 30,

(In thousands)	2008	2007

Mortgage Loans

At beginning of period	$2,565,700	$2,252,992

Mortgage loans originated:
Multi-family residential	118,067	158,514
Commercial real estate	120,292	136,886
One-to-four family – mixed-use property	105,824	129,155
One-to-four family – residential	45,944	26,473
Construction	24,909	37,773
Co-operative apartments	800	635

Total mortgage loans originated	415,836	489,436

Mortgage loans purchased:
Multi-family residential	—	8,717
Commercial real estate	2,500	427
One-to-four family – residential	62,330	—

Total acquired loans	64,830	9,144

Less:
Principal and other reductions	242,790	204,518
Sales	10,734	15,863

At end of period	$2,792,842	$2,531,191

Commercial Business and Other Loans

At beginning of period	$128,968	$68,420

Other loans originated:
Small Business Administration	8,025	9,262
Small business	38,357	70,253
Other	1,559	1,182

Total other loans originated	47,941	80,697

Small Business Administration loan purchases	423	—

Less:
Principal and other reductions	77,459	33,021
Sales	2,988	4,513

At end of period	$96,885	$111,583

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The Company reviews loans in its portfolio on a monthly basis to determine whether any problem loans require classification in accordance with internal policies and applicable regulatory guidelines. The following table sets forth information regarding all non-accrual loans, loans which are 90 days or more delinquent and still accruing interest, real estate owned, and non-performing securities at the dates indicated.

(Dollars in thousands)	September 30, 2008	December 31, 2007

Non-accrual mortgage loans	$16,668	$4,771
Other non-accrual loans	573	369

Total non-accrual loans	17,241	5,140

Mortgage loans 90 days or more delinquent and still accruing	1,249	753
Other loans 90 days or more delinquent and still accruing	—	—

Total non-performing loans	18,490	5,893

Real estate owned (foreclosed real estate)	125	—
Total non-performing investment securities	1,861	—

Total non-performing assets	$20,476	$5,893

Non-performing loans to gross loans	0.64%	0.22%
Non-performing assets to total assets	0.57%	0.18%

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

Each delinquent loan is reviewed on an individual basis. Based upon the available information, management will consider the sale of the loan or retention of the loan. If the loan is retained, the Bank may continue to work with the borrower to collect the amounts due or start foreclosure proceedings. If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure or by the Bank as soon thereafter as practicable.

Once the decision to sell a loan is made, management determines what would be considered adequate consideration to be obtained when that loan is sold, based on the facts and circumstances related to that loan. Investors and brokers are then contacted to seek interest in purchasing the loan. The Bank has generally been successful in finding buyers for its delinquent loans offered for sale that are willing to pay what it considers to be adequate consideration. Terms of the sale include cash due upon closing of the sale, no contingencies or recourse to the Bank, servicing is released to the buyer and time is of the essence. These sales usually close within a reasonably short time period.

This strategy of selling delinquent loans has allowed the Bank to optimize its return by quickly converting its delinquent loans to cash, which can then be reinvested in earning assets. This strategy also allows the Bank to avoid lengthy and costly legal proceedings that may occur with non-performing loans. There can be no assurances that the Bank will continue this strategy in future periods, or if continued, it will be able to find buyers to pay adequate consideration. The Bank sold twenty-two delinquent mortgage loans totaling $10.7 million, and thirty delinquent mortgage loans totaling $10.8 million during the nine months ended September 30, 2008 and 2007, respectively.

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

In assessing the adequacy of the allowance, management reviews the Bank’s loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, SBA, taxi medallion, commercial business and consumer loans. General provisions are established against performing loans in the Bank’s portfolio in amounts deemed prudent from time to time based on the Bank’s qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2003, the Bank has incurred total net charge-offs of $1.4 million. The Bank has not been directly affected by the recent increase in defaults on sub-prime mortgages as the Bank does not originate, or hold in portfolio, sub-prime mortgages. However, the Bank saw a $10.6 million, or 135% increase in non-performing loans to $18.5 million at September 30, 2008 from $7.9 million at the end of the previous quarter. This increase in non-performing loans during the third quarter of 2008 is primarily attributed to multi-family residential and one-to-four family mixed use property mortgage loans. The collateral for these loans is primarily properties located in the New York City metropolitan market, which have seen relatively stable market values over the past couple of years. Historically, the Bank has not incurred losses on these types of loans, primarily due to conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the 135% increase in non-performing loans and current economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a provision for possible loan losses of $3.0 million in the third quarter of 2008 and a total provision in the nine months ended September 30, 2008 of $3.6 million. Management has concluded, after increasing the provision in the current quarter, that the allowance is sufficient to absorb losses inherent in the loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank’s allowance for loan losses for the periods indicated.

	For the nine months ended September 30,

(Dollars in thousands)	2008	2007

Balance at beginning of period	$6,633	$7,057

Provision for loan losses	3,600	—

Loans charged-off:
Multi-family residential	(367)	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
SBA	(406)	(271)
Commercial business and other loans	(1)	(2)

Total loans charged-off	(774)	(273)

Recoveries:
Mortgage loans	—	29
SBA, commercial business and other loans	85	11

Total recoveries	85	40

Net charge-offs	(689)	(233)

Balance at end of period	$9,544	$6,824

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.01%
Ratio of allowance for loan losses to loans at end of period	0.33%	0.26%
Ratio of allowance for loan losses to non-performing assets at end of period	46.61%	141.00%
Ratio of allowance for loan losses to non-performing loans at end of period	51.62%	141.00%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recent Legislation

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act’s stated purpose is to provide the Secretary of the U.S. Treasury (the “Secretary”) with the authority and facilities to restore liquidity and stability to the United States financial system and to ensure that such authority and facilities are used to protect home values, college funds, retirement accounts and life savings, preserve homeownership and promote jobs and economic growth, maximize overall returns to U.S. taxpayers and provide accountability for the Secretary’s exercise of such authority.

The Act includes a federal program to purchase troubled mortgages and financial instruments from financial institutions, limits on executive pay practices by institutions participating in the troubled asset purchase program, measures to facilitate acquisitions of financial institutions with troubled assets without government assistance, temporary enhancements to the federal deposit insurance program, enhanced tax benefits for losses incurred in the sale of certain assets, possible relief from fair value accounting, and an acceleration of the date on which the Board of Governors of the Federal Reserve System (“FRB”) can pay interest to banks on reserves on deposit with the FRB.

The Secretary has utilized his authority under the Act to invest up to $250 billion in preferred stocks of financial institutions, which have until November 14, 2008 to submit an application to participate in this program. Under this program, the Company is eligible to submit an application for between $23 million and $70 million. The Company intends to submit an application for $70 million.

The Act immediately raised the FDIC insurance limit from $100,000 to $250,000 to be effective through December 31, 2009.

The Act also provides that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision will allow the Company to deduct losses it may realize on the sale of the preferred stocks of Fannie Mae and Freddie Mac that it holds. Prior to the passage of the Act, the tax deductibility of these losses for the Company was limited to offset capital gains. Due to the provisions of the tax code, the Company has a limited ability to realize capital gains other than from the sale of it facilities.

The Act also reaffirms the authority of the SEC to suspend the application of SFAS No. 157, which governs fair value accounting. The Act also requires the SEC to conduct a study on fair value accounting and to consider, at a minimum, the effects of such accounting standards on a financial institution’s balance sheet, the impacts of such accounting on bank failures in 2008, and alternative accounting standards to those provided in SFAS No. 157. In response to this provision of the Act, the SEC and FASB have issued additional guidance of fair value accounting in an inactive market.

On October 6, 2008, the FRB stated that it will begin paying interest on both excess and required reserves on October 9, 2008. For required reserves, the FRB will pay banks 10 basis points below the average target federal funds rate over the maintenance period, and for excess reserves the FRB will pay 75 basis points below the lowest target federal funds rate over the reserve maintenance period. The Bank currently maintains funds on deposit at the Federal Reserve Bank of New York, and will receive interest on these deposits beginning October 9, 2008.

Recent Regulatory Actions

The FDIC adopted a liquidity guarantee program to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC will guarantee senior unsecured debt issued between October 14, 2008 and June 30, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee will be a 75 basis point charge of the debt issued. All FDIC-insured institutions will be eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The FDIC will also provide full insurance coverage for non-interest bearing transaction accounts at insured institutions through December 31, 2009. The cost will be a 10 basis point annualized charge on amounts in excess of $250,000. Both programs have no cost for the first 30 days. After that, institutions remain in the program unless they notify the FDIC that they are opting out of one or both programs by December 5, 2008. For those institutions that opt out of the program, they will not be allowed to opt back in. Participating banks in both programs will be subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Proposed FDIC Recapitalization Plan and Its Impact on the Bank’s Future Deposit Insurance Costs

In October 2008, the FDIC released a five-year recapitalization plan that includes a proposal to raise deposit insurance premiums that are charged to financial institutions. In addition the FDIC proposed a separate quarterly assessment premium for financial institutions whose ratio of secured borrowings exceeds 15% of their deposits starting in the second quarter of 2009. If this proposal is passed in its current form, the Bank’s quarterly assessments will more than double in 2009 from its current levels.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2008	36	$16.45	—	362,050
August 1 to August 31, 2008	—	—	—	362,050
September 1 to September 30, 2008	—	—	—	362,050

Total	36	$16.45	—

The current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004 and authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.

Amounts shown in the above column titled “Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs” do not reflect shares which may be repurchased from employees to satisfy tax withholding obligations under equity compensation plans. During the quarter ended September 30, 2008, the Company purchased 36 common shares from employees, at an average cost of $16.45 to satisfy tax obligations due from the employees upon vesting of restricted stock awards.

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

Flushing Financial Corporation,

Dated: November 10, 2008	By:	/s/ John R. Buran

John R. Buran
President and Chief Executive Officer

Dated: November 10, 2008	By:	/s/ David W. Fry

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