Form 10-K
period 2008-12-31
FLUSHING FINANCIAL CORP
filed 2009-03-16
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

          As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $389,340,000. This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $18.95.

          The number of shares of the registrant’s Common Stock outstanding as of February 28, 2009 was 21,715,809 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated herein by reference in Part III.

i

REGULATION

	General	28
	Holding Company Regulation	29
	Investment Powers	30
	Real Estate Lending Standards	30
	Loans-to-One Borrower Limits	30
	Insurance of Accounts	31
	Qualified Thrift Lender Test	32
	Transactions with Affiliates	32
	Restrictions on Dividends and Capital Distributions	33
	Federal Home Loan Bank System	33
	Assessments	33
	Branching	34
	Community Reinvestment	34
	Brokered Deposits	34
	Capital Requirements	34
	General	34
	Tangible Capital Requirement	34
	Leverage and Core Capital Requirement	35
	Risk-Based Requirement	35
	Federal Reserve System	35
	Financial Reporting	35
	Standards for Safety and Soundness	36
	Gramm-Leach-Bliley Act	36
	USA Patriot Act	36
	Prompt Corrective Action	37
	Emergency Economic Stabilization Act of 2008	37
	The American Recovery and Reinvestment Act of 2009	39
	Federal Securities Laws	39
	Available Information	39
Item 1A.	Risk Factors	40
	Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	40
	Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	40
	The Markets in Which We Operate Are Highly Competitive	41
	Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	41
	Changes in Laws and Regulations Could Adversely Affect Our Business	41
	Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquiror	42
	We May Not Be Able To Successfully Implement Our New Commercial Business Banking Initiative	42
	The U.S. Government’s Plan To Purchase Large Amounts Of Illiquid, Mortgage-Backed And Other Securities From Financial Institutions May Not Be Effective And/Or It May Not Be Available To Us	42
	We May Not Pay Dividends On Your Common Stock	43
	Our Participation In The U.S. Treasury’s Capital Purchase Program Restricts Our Ability To Declare Or Pay Dividends And Repurchase Shares and Access The Capital Markets.	43
	Our Participation In The U.S. Treasury’s Capital Purchase Program Places Restrictions On Executive Compensation	43

ii

iii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

          Statements contained in this Annual Report on Form 10-K (this “Annual Report”) relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed under the captions “Business — General — Allowance for Loan Losses” and “Business — General — Market Area and Competition” in Item 1 below, “Risk Factors” in Item 1A below, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 below, and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

PART I

As used in this Annual Report on Form 10-K, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank”), collectively, the “Banks.”

Item 1.     Business.

GENERAL

Overview

          We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. The primary business of Flushing Financial Corporation at this time is the operation of its wholly owned subsidiary, the Savings Bank. The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November, 2006, the Savings Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Savings Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

          Flushing Financial Corporation also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), special purpose business trusts formed during 2007 to issue a total of $60.0 million of capital securities and $1.9 million of common securities (which are the only voting securities). Flushing Financial Corporation owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from Flushing Financial Corporation. In accordance with the requirements of FASB Interpretation No. 46R, the Trusts are not included in our consolidated financial statements. Flushing Financial Corporation previously owned Flushing Financial Capital Trust I (the “Trust I”), which was a special purpose business trust formed in 2002 similar to the Trusts discussed above. The Trust called its outstanding capital securities during July 2007, and was then liquidated.

          Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Savings Bank and the Savings Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). At December 31, 2008, the Company had total assets of $3.9 billion, deposits of $2.5 billion and stockholders’ equity of $301.5 million.

          Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Savings Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Banks are members of the Federal Home Loan Bank (“FHLB”) system.

          We also hold a note evidencing a loan that we made to an employee benefit trust we established for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company (the “Employee Benefit Trust”). The funds provided by this loan enabled the Employee Benefit Trust to acquire 2,328,750 shares, or 8% of the common stock issued in our initial public offering.

          On June 30, 2006, we acquired all of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $42.5 million, which consisted of $14.7 million of cash, common stock valued at $26.6 million, and $1.3 million assigned to the fair value of Atlantic Liberty’s outstanding stock options. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Holding Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, we issued 1.6 million shares of common stock, the value of which was determined based on the closing price of our common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date. We acquired $186.9 million in assets, $116.2 million in net loans and assumed $106.8 million in deposits. This acquisition provided us with presences on Montague Street and on Avenue J in Brooklyn, two highly attractive markets.

          During 2006, the Savings Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products.

          On November 27, 2006, the Savings Bank launched an internet branch, iGObanking.com®, as a new division which provides us access to markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.

          During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank is not considered an eligible bank or trust company for this purpose.

          On December 19, 2008 we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Treasury pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualifies as Tier I capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and will pay cumulative dividends at a rate of 5% per annum for the first five years following issuance, and 9% per annum thereafter. Dividends are payable on the Series B Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. If we fail to pay a total of six dividend payments on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock will have the right to elect two directors to our board of directors until we have paid all such dividends that we had failed to pay. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant expires ten years from the issuance date and is immediately exercisable and transferable. The Purchase Agreement contains limitations on the payment of dividends on and the repurchase of the

Common Stock and certain preferred stock. The Purchase Agreement also requires that, until such time as the U.S. Treasury ceases to own any securities acquired from us thereunder, we will take all necessary action to ensure that benefit plans with respect to senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers have consented to the foregoing.

Market Area and Competition

          We are a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities we serve. Our main office is in Flushing, New York, located in the Borough of Queens. At December 31, 2008, the Savings Bank operated out of 14 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York, and the Commercial Bank operated out of one office in Nassau County, New York, an office its shares with the Savings Bank. In January 2009, the Savings Bank opened its fifteenth full-service office, which is located in Nassau County, a branch office that is shared with the Commercial Bank. In addition, the Commercial Bank began operating a branch in Brooklyn in January 2009 in a location that is shared with an existing branch of the Savings Bank. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

          We face intense competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

          For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

          Loan Portfolio Composition. Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, we also offer SBA loans, other small business loans and consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2008, we had gross loans outstanding of $2,954.6 million (before the allowance for loan losses and net deferred costs).

          In recent years, we have focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, we may purchase loans from mortgage bankers and other financial institutions. Loans purchased comply with our underwriting standards.

          Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and generally expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. Our increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio. To date, we have not experienced significant losses in our multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios.

          Our mortgage loan portfolio consists of adjustable rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by our competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by regional and national economic conditions, and the fiscal, monetary and tax policies of the federal state and local governments.

          In general, consumers show a preference for ARM loans in periods of high interest rates and for fixed-rate loans when interest rates are low. In periods of declining interest rates, we may experience refinancing activity in ARM loans, as borrowers show a preference to lock-in the lower rates available on fixed-rate loans. In the case of ARM loans we originated, volume and adjustment periods are affected by the interest rates and other market factors as discussed above as well as consumer preferences. We have not in the past, nor do we currently, originate ARM loans that provide for negative amortization.

          In recent years, we have grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined. This continued in 2008 as we further reduced originations and reduced the balance in the construction loan portfolio. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations. In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

          The business banking unit was formed in 2006 to focus on loans to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business. The interest rate on these loans is generally an adjustable rate based on a published index, usually the prime rate. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our business loan portfolio.

          Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

          The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,

	2008		2007		2006		2005		2004

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)

Mortgage Loans:
Multi-family residential	$999,185	33.81%	$964,455	35.79%	$870,912	37.52%	$788,071	41.92%	$646,922	42.61%
Commercial real estate	752,120	25.46	625,843	23.23	519,552	22.38	399,081	21.23	334,048	22.00
One-to-four family -mixed-use property	751,952	25.45	686,921	25.49	588,092	25.33	477,775	25.42	332,805	21.92
One-to-four family -residential (1)	238,711	8.08	161,666	6.01	161,889	6.98	134,641	7.17	151,737	10.00
Co-operative apartment (2)	6,566	0.22	7,070	0.26	8,059	0.35	2,161	0.11	3,132	0.21
Construction	103,626	3.51	119,745	4.44	104,488	4.50	49,522	2.63	31,460	2.07

Gross mortgage loans	2,852,160	96.53	2,565,700	95.22	2,252,992	97.06	1,851,251	98.48	1,500,104	98.81

Small Business Administration loans	19,671	0.67	18,922	0.70	17,521	0.75	9,239	0.49	5,633	0.37

Commercial business and other loans	82,738	2.80	110,046	4.08	50,899	2.19	19,362	1.03	12,505	0.82

Gross loans	2,954,569	100.00%	2,694,668	100.00%	2,321,412	100.00%	1,879,852	100.00%	1,518,242	100.00%

Unearned loan fees and deferred costs, net	17,121		14,083		10,393		8,409		4,798

Less: Allowance for loan losses	(11,028)		(6,633)		(7,057)		(6,385)		(6,533)

Loans, net	$2,960,662		$2,702,118		$2,324,748		$1,881,876		$1,516,507

(1)

One-to-four family residential mortgage loans also include home equity and condominium loans. At December 31, 2008, gross home equity loans totaled $66.0 million and condominium loans totaled $10.3 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

          The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,

(In thousands)	2008	2007	2006

Mortgage Loans

At beginning of year	$2,565,700	$2,252,992	$1,851,251

Mortgage loans originated:
Multi-family residential	153,023	222,625	166,744
Commercial real estate	179,857	165,440	150,804
One-to-four family mixed-use property	118,270	159,331	154,456
One-to-four family residential	57,292	36,397	13,786
Co-operative apartment	800	828	125
Construction	30,673	54,151	73,107

Total mortgage loans originated	539,915	638,772	559,022

Mortgage loans purchased:
Multi-family residential	—	8,717	—
Commercial real estate	2,500	2,902	3,087
One-to-four family residential	62,330	—	—
Construction	—	—	1,980

Acquisition of Atlantic Liberty loans:
Multi-family residential	—	—	16,299
Commercial real estate	—	—	31,914
One-to-four family mixed-use property	—	—	9,333
One-to-four family residential	—	—	51,033
Co-operative apartment	—	—	6,665
Construction	—	—	13,781

Total mortgage loans purchased/acquired	64,830	11,619	134,092

Less:
Principal reductions	304,049	284,608	270,416
Mortgage loan sales	13,641	53,075	20,957
Charge-offs	470	—	—
Mortgage loan foreclosures	125	—	—

At end of year	$2,852,160	$2,565,700	$2,252,992

SBA, Commercial Business & Other Loans

At beginning of year	$128,968	$68,420	$28,601

Loans originated:
SBA loans	9,880	12,840	19,914
Commercial business loans (1)	49,934	92,240	49,909
Other loans	2,618	1,953	1,671

Total other loans originated	62,432	107,033	71,494

SBA, Commercial Business & Other Loans purchased:
SBA loans	423	—	—

Less:
Sales of SBA loans	2,988	4,925	7,477
Repayments (1)	85,644	41,090	24,116
Charge-offs	782	470	82

At end of year	$102,409	$128,968	$68,420

1) 2006 includes an $11.5 million loan to Atlantic Liberty prior to the merger.

Loan Maturity and Repricing. The following table shows the maturity of our commercial mortgage loan, construction loan and non-mortgage loan portfolios at December 31, 2008. Scheduled repayments are shown in the maturity category in which the payments become due.

(In thousands)	Commercial Mortgage Loans	Construction	SBA	Commercial Business and Other	Total

Amounts due within one year	$86,938	$91,629	$4,203	$53,258	$236,028

Amounts due after one year:
One to two years	64,730	11,997	3,068	12,182	91,977
Two to three years	63,869	—	3,035	7,382	74,286
Three to five years	129,080	—	4,519	7,121	140,720
Over five years	407,503	—	4,846	2,795	415,144

Total due after one year	665,182	11,997	15,468	29,480	722,127

Total amounts due	$752,120	$103,626	$19,671	$82,738	$958,155

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$112,753	$473	$—	$17,133	$130,359
Adjustable rate loans	552,429	11,524	15,468	12,347	591,768

Total loans due after one year	$665,182	$11,997	$15,468	$29,480	$722,127

          Multi-Family Residential Lending. Loans secured by multi-family residential properties were $999.2 million, or 33.81% of gross loans, at December 31, 2008. Our multi-family residential mortgage loans had an average principal balance of $479,000 at December 31, 2008, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $7.0 million. We offer both fixed-rate and adjustable- rate multi-family residential mortgage loans, with maturities of up to 30 years.

          In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment. During 2008, we increased the required debt service coverage ratio for multi-family residential loans with ten units or less. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by either the Board of Directors, its Loan Committee or its Executive Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

          Loans secured by multi-family residential property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. The increased credit risk is a result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential property is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. Loans secured by multi-family residential property also may involve a greater degree of environmental risk. We seek to protect against this risk through obtaining an environmental report. See “—Asset Quality — Environmental Concerns Relating to Loans.”

          Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $36.6 million, $72.1 million and $47.0 million of fixed-rate multi-family mortgage loans in 2008, 2007 and 2006, respectively. At December 31, 2008, $219.5 million, or 22.0%, of our multi-family mortgage loans consisted of fixed rate loans.

          We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $116.4 million, $159.3 million and $119.8 million during 2008, 2007 and 2006, respectively. At December 31, 2008, $779.7 million, or 78.0%, of our multi-family mortgage loans consisted of ARM loans.

          Commercial Real Estate Lending. Loans secured by commercial real estate were $752.1 million, or 25.46% of the Bank’s gross loans, at December 31, 2008. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2008, our commercial real estate mortgage loans had an average principal balance of $791,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $11.4 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

          In underwriting commercial real estate mortgage loans, we employ the same underwriting standards and procedures as are employed in underwriting multi-family residential mortgage loans.

          Commercial real estate mortgage loans generally carry larger loan balances than one-to-four family residential mortgage loans and involve a greater degree of credit risk for the same reasons applicable to multi-family loans.

          Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $57.3 million, $28.4 million and $20.5 million of fixed-rate commercial mortgage loans in 2008, 2007 and 2006, respectively. At December 31, 2008, $144.7 million, or 19.24%, of our commercial mortgage loans consisted of fixed- rate loans.

          We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $125.1 million, $140.0 million and $133.4 million during 2008, 2007 and 2006, respectively. At December 31, 2008, $607.4 million, or 80.76%, of our commercial mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Mixed-Use Properties. We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $752.0 million, or 25.45% of gross loans, at December 31, 2008.

          During the three-year period ended December 31, 2008, we focused our origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2008, one-to-four family mixed-use property mortgage loans amounted to $752.0 million, as compared to $686.9 million at December 31, 2007, $588.1 million at December 31, 2006, and $477.8 million at December 31, 2005, representing an increase of $274.2 million during the three-year period.

          In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

          Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $21.7 million, $33.7 million and $30.8 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2008, 2007 and 2006, respectively. At December 31, 2008, $175.0 million, or 23.27%, of our one-to-four family mixed-use property mortgage loans consisted of fixed- rate loans.

          We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years. Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $96.6 million, $125.7 million and $123.7 million during 2008, 2007 and 2006, respectively. At December 31, 2008, $576.9 million, or 76.73%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans.

          One-to-Four Family Mortgage Lending – Residential Properties. We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $245.3 million, or 8.30% of gross loans, at December 31, 2008.

          We generally originate residential mortgage loans in amounts up to 80% of the appraised value or the sale price, whichever is less. We may make residential mortgage loans with loan-to-value ratios of up to 90% of the appraised value of the mortgaged property; however, private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan.

          In addition to income verified loans, we originate residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allows us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness. This risk is mitigated by our policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. We believe that our willingness to make such loans is an aspect of our commitment to be a community-oriented bank. We originated and purchased $9.8 million, $2.4 million and $0.9 million of these first mortgage loans during 2008, 2007 and 2006, respectively. We also extended $34.4 million and $43.0 million in home equity lines of credit during 2008 and 2007, respectively with various levels of income verification.

          Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $12.4 million and $0.4 million in 15-year fixed-rate residential mortgages in 2008 and 2006, respectively. We did not originate or purchase any 15-year fixed-rate residential mortgage loans in 2007. We originated and purchased $50.0 million and $0.5 million of 30-year fixed-rate mortgages in 2008 and 2007, respectively. We did not originate or purchase any 30-year fixed rate residential mortgages in 2006. At December 31, 2008, $114.2 million, or 46.54%, of our residential mortgage loans consisted of fixed- rate loans.

          We offer ARM loans with adjustment periods of three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the average yield on United States Treasury securities, adjusted to the U.S. Treasury constant maturity index as published weekly by the Federal Reserve Board. From time to time, we may originate ARM loans at an initial rate lower than the U.S. Treasury constant maturity index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $58.1 million, $36.8 million and $13.5 million during 2008, 2007 and 2006, respectively. At December 31, 2008, $131.1 million, or 53.46%, of our residential mortgage loans consisted of ARM loans.

          The retention of ARM loans in our portfolio helps us reduce our exposure to interest rate risks. However, in an environment of rapidly increasing interest rates, it is possible for the interest rate increase to exceed the maximum aggregate adjustment on one-to-four family residential ARM loans and negatively affect the spread between our interest income and our cost of funds.

          ARM loans generally involve credit risks different from those inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. However, this potential risk is lessened by our policy of originating one-to-four family residential ARM loans with annual and lifetime interest rate caps that limit the increase of a borrower’s monthly payment.

          Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years. These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years. All home equity loans are made on one-to-four family residential and condominium units, which are owner-occupied, and one-to-four family mixed-use properties, and are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The underwriting standards for home equity loans have substantially been the same as those for residential mortgage loans. During 2008, the underwriting standards for home equity loans were modified to focus on the repayment ability of the borrower and the current declining housing market. At December 31, 2008, home equity loans totaled $66.0 million, or 2.23%, of gross loans.

          Construction Loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position. We made advances on construction loans of $30.7 million, $54.2 million and $75.1 million during 2008, 2007 and 2006, respectively. Construction loans outstanding at December 31, 2008 totaled $103.6 million, or 3.51%, of gross loans.

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

          Small Business Administration Lending. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $2,000,000, with a maximum loan guarantee of $1,500,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures and we generally obtain personal guarantees and collateral, where applicable, from SBA borrowers. Typically, SBA loans are originated at a range of $25,000 to $2.0 million with terms ranging from three to 25 years. SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months. We generally sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retain the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $10.3 million, $12.8 million, and $19.9 million of SBA loans during 2008, 2007, and 2006, respectively. At December 31, 2008, SBA loans totaled $19.7 million, representing 0.67% of gross loans.

          Commercial Business and Other Lending. We originate other loans for business, personal, or household purposes. Total commercial business and other loans outstanding at December 31, 2008 amounted to $82.7 million, or 2.80% of gross loans. Business loans are personally guaranteed by the owners, and may also be secured by additional collateral, including equipment and inventory. Included in commercial business loans are loans made to owners of New York City taxi medallions. These loans, which totaled $13.0 million at December 31, 2008, are secured through liens on the taxi medallions. We originate taxi medallion loans up to 80% of the value of the taxi medallion. The maximum loan size for a business loan is $5,000,000, with a maximum term of 25 years. We originated $49.9 million, $92.2 million, and $49.9 million of commercial business loans during 2008, 2007, and 2006 respectively. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We offer credit cards to our customers through a third-party financial institution and receive an origination fee and transactional fees for processing such accounts, but do not underwrite or finance any portion of the credit card receivables.

          The underwriting standards employed by us for consumer and other loans include a determination of the applicant’s payment history on other debts and assessment of the applicant’s ability to meet payments on all of his or her obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Unsecured loans tend to have higher risk, and therefore command a higher interest rate.

          Loan Approval Procedures and Authority. Our Board of Directors approved lending policies establish loan approval requirements for our various types of loan products. Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $750,000 to $1,000,000, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $1,000,000. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President upon the recommendation of the appropriate Senior Vice President. Such loans in excess of $1,000,000 also require Loan or Executive Committee or Board approval. In accordance with our Business Loan Policy, all business and SBA loans up to $1,000,000, and commercial and industrial loans/professional mortgage loans up to $1,500,000 must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1,000,000 up to $2,000,000, and commercial and industrial loans/professional mortgage loans in excess of $1,500,000 up to $2,500,000, must be approved by the Management Loan Committee and ratified by the Loan Committee of the Savings Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires that the Loan Committee or the Board of Directors of the Savings Bank must approve all construction loans. Any loan, regardless of type, that deviates from our written loan policies must be approved by the Loan Committee or the Savings Bank’s Board of Directors.

          For all loans originated by us, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required. An independent appraiser designated and approved by us currently performs such appraisals. Our staff appraiser reviews all appraisals for properties of $1,500,000 or greater. The Savings Bank’s Board of Directors annually approves the independent appraisers used by the Savings Bank and approves the Savings Bank’s appraisal policy. It is our policy to require borrowers to obtain title insurance and hazard insurance on all real estate first mortgage loans prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

          Loan Concentrations. The maximum amount of credit that the Savings Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Savings Bank’s unimpaired capital and surplus. Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. See “-Regulation.” However, it is currently our policy not to extend such additional credit. At December 31, 2008, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Savings Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $34.0 million, $22.9 million and $22.6 million for each of the three borrowers, respectively.

          Loan Servicing. At December 31, 2008, we were servicing $20.0 million of mortgage loans and $17.1 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

          Loan Collection. When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status.

          In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to nine months. When the borrower has indicated that he/she will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due ninety days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2008, there were seven loans, which total $1.3 million, past due 90 days or more and still accruing interest.

          Each non-performing loan is reviewed on an individual basis. Upon classifying a loan as non-performing, we review available information and conditions that relate to the status of the loan, including the estimated value of the loan’s collateral and any legal considerations that may affect the borrower’s ability to continue to make payments. Based upon the available information, we will consider the sale of the loan or retention of the loan. If the loan is retained, we may continue to work with the borrower to collect the amounts due or start foreclosure proceedings. If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is sold at foreclosure or by us as soon thereafter as practicable.

          Once the decision to sell a loan is made, we determine what we would consider adequate consideration to be obtained when that loan is sold, based on the facts and circumstances related to that loan. Investors and brokers are then contacted to seek interest in purchasing the loan. We have been successful in finding buyers for some of our non-performing loans offered for sale that are willing to pay what we consider to be adequate consideration. Terms of the sale include cash due upon closing of the sale, no contingencies or recourse to us, servicing is released to the buyer and time is of the essence. These sales usually close within a reasonably short time period.

          This strategy of selling non-performing loans was implemented during 2003. This has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 32 delinquent mortgage loans totaling $13.6 million, 45 delinquent mortgage loans totaling $33.9 million, and 35 delinquent mortgage loans totaling $12.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. We did not record any charges to the allowance for loan losses for the non-performing loans that were sold. We realized gross gains of $74,000 and gross losses of $224,000 on the sale of these mortgage loans for the year ended December 31, 2008. We realized gross gains of $332,000 and no gross losses on the sale of these mortgage loans for the year ended December 31, 2007. We realized gross gains of $169,000 and gross losses of $14,000 on the sale of these mortgage loans for the year ended December 31, 2006. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

          On mortgage loans or loan participations purchased by us for which the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio. Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2008, we held $66.0 million of loans that were serviced by others.

          In the case of commercial business or other loans, we generally send the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made in order to encourage the borrower to meet with one of our representatives to discuss the delinquency. If the loan still is not brought current and it becomes necessary for us to take legal action, which typically occurs after a loan is delinquent 90 days or more, we may attempt to repossess personal or business property that secures an SBA loan, commercial business loan or consumer loan.

          Delinquent Loans and Non-performing Assets. We generally discontinue accruing interest on delinquent loans when a loan is 90 days past due or foreclosure proceedings have been commenced, whichever first occurs. At that time, previously accrued but uncollected interest is reversed from income. Loans in default 90 days or more as to their maturity date but not their payments, however, continue to accrue interest as long as the borrower continues to remit monthly payments.

          The following table sets forth information regarding all non-accrual loans and loans which are past due 90 days or more and still accruing, at the dates indicated. During the years ended December 31, 2008, 2007 and 2006, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $1.6 million, $0.3 million and $0.1 million, respectively. These amounts were not included in our interest income for the respective periods.

	At December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Non-accrual loans:
Multi-family residential	$12,011	$2,477	$1,957	$861	$—
Commercial real estate	7,409	90	349	—	—
One-to-four family mixed-use property	10,639	—	—	—	—
One-to-four family residential	1,121	2,204	608	960	659
Construction	4,457	—	—	—	—

Total non-accrual mortgage loans	35,637	4,771	2,914	1,821	659
Other non-accrual loans	3,021	369	212	101	252

Total non-accrual loans	38,658	5,140	3,126	1,922	911
Loans 90 days or more delinquent and still accruing	1,314	753	—	530	—

Total non-performing loans	39,972	5,893	3,126	2,452	911
Foreclosed real estate	125	—	—	—	—
Investment securities	607	—	—	—	—

Total non-performing assets	$40,704	$5,893	$3,126	$2,452	$911

Troubled debt restructurings	$—	$—	$—	$—	$—

Non-performing loans to gross loans	1.35%	0.22%	0.13%	0.13%	0.06%
Non-performing assets to total assets	1.03%	0.18%	0.11%	0.10%	0.04%

          Real Estate Owned (REO). We aggressively market any REO properties, when and if, they are acquired through foreclosure. At December 31, 2008, we owned one property with a carrying value of $125,000. At December 31, 2007 and 2006, we did not own any such properties.

          Environmental Concerns Relating to Loans. We currently obtain environmental reports in connection with the underwriting of commercial real estate loans, and typically obtain environmental reports in connection with the underwriting of multi-family loans. For all other loans, we obtain environmental reports only if the nature of the current or, to the extent known to us, prior use of the property securing the loan indicates a potential environmental risk. However, we may not be aware of such uses or risks in any particular case, and, accordingly, there is no assurance that real estate acquired by us in foreclosure is free from environmental contamination or that, if any such contamination or other violation exists, whether we will have any liability.

Allowance for Loan Losses

          We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. Specific reserves allocated to impaired loans were $5.6 million and $0.6 million at December 31, 2008 and 2007, respectively. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser; however, we may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

          In assessing the adequacy of the allowance, we also review our loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience and regional economic conditions. During the five-year period ended December 31, 2008, we incurred total net charge-offs of $1.9 million. The national and regional economy has generally been considered to be in a recession since December 2007, with the national and regional economy deteriorating further throughout 2008. This has resulted in increased unemployment and declining property values, although the property value declines in the New York metropolitan area have not been as great as many other areas of the country. This deterioration in the economy resulted in an increase in our non-performing loans during 2008, with non-performing loans totaling $40.0 million at December 31, 2008 compared to non-performing loans totaling $5.9 million at December 31, 2007. Our underwriting standards generally require a loan-to-value ratio of 75% at a time the loan is originated. The average current outstanding principal balance of our non-performing loans is less than 60% of the appraised value of the supporting collateral at the time of the loans’ origination. We have not been affected by the recent increase in defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. While we have not incurred significant losses on mortgage loans in recent years, we recorded a provision of $5.6 million during 2008 for possible loan losses primarily due to the increase in non-performing loans. We had not recorded a provision for loan losses in the previous four years. Management has concluded, and the Board of Directors has concurred, that at December 31, 2008, the allowance was sufficient to absorb losses inherent in our loan portfolio.

          Our determination as to the classification of our assets and the amount of our valuation allowance is subject to review by the OTS and the FDIC, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require us to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. An OTS policy statement provides guidance for OTS examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution’s general valuation allowance policies and procedures are deemed to be inadequate, recommendations for correcting deficiencies, including any examiner concerns regarding the level of the allowance, should be noted in the report of examination. Additional supervisory action may also be taken based on the magnitude of the observed shortcomings in the allowance process, including the materiality of any error in the reported amount of the allowance.

          Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio and other available information and the Board of Directors concurs in this belief. In 2006, due to the acquisition of Atlantic Liberty, the allowance for loan losses was increased by Atlantic Liberty’s allowance of $753,000. We recorded a provision for loan losses of $5.6 million for the year ended December 31, 2008. We did not record any additional provision for loan losses for the years ended December 31, 2007 and 2006. At December 31, 2008, the total allowance for loan losses was $11.0 million, representing 27.59% of non-performing loans and 27.09% of non-performing assets, compared to 112.57% for both of these ratios at December 31, 2007. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

          Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, our increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these loans, as well as construction loans and business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain. Provisions for loan losses are charged against net income. See “—Lending Activities” and “—Asset Quality.”

          The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$6,633	$7,057	$6,385	$6,533	$6,553

Acquisition of Atlantic Liberty	—	—	753	—	—

Provision for loan losses	5,600	—	—	—	—

Loans charged-off:
Multi-family residential	(496)	—	—	—	—
Commercial real estate	—	—	—	—	—
One-to-four family mixed-use property	—	—	—	—	—
One-to-four family residential	—	—	—	—	—
Co-operative apartment	—	—	—	—	—
Construction	—	—	—	—	—
SBA	(759)	(470)	(57)	(144)	(28)
Commercial business and other loans	(36)	(2)	(36)	(20)	—

Total loans charged-off	(1,291)	(472)	(93)	(164)	(28)

Recoveries:
Mortgage loans	—	29	2	3	3
SBA, commercial business and other loans	86	19	10	13	5

Total recoveries	86	48	12	16	8

Net charge-offs	(1,205)	(424)	(81)	(148)	(20)

Balance at end of year	$11,028	$6,633	$7,057	$6,385	$6,533

Ratio of net charge-offs during the year to average loans outstanding during the year	0.04%	0.02%	0.00%	0.01%	0.00%
Ratio of allowance for loan losses to gross loans at end of the year	0.37%	0.25%	0.30%	0.34%	0.43%
Ratio of allowance for loan losses to non-performing loans at the end of the year	27.59%	112.57%	225.72%	260.39%	717.29%
Ratio of allowance for loan losses to non-performing assets at the end of the year	27.09%	112.57%	225.72%	260.39%	717.29%

          The following table sets forth our allocation of the allowance for loan losses to the total amount of loans in each of the categories listed at the dates indicated. The numbers contained in the “Amount” column indicate the allowance for loan losses allocated for each particular loan category. The numbers contained in the column entitled “Percentage of Loans in Category to Total Loans” indicate the total amount of loans in each particular category as a percentage of our loan portfolio.

	At December 31,

	2008		2007		2006		2005		2004

Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans

	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$3,233	33.81%	$1,644	35.79%	$1,122	37.52%	$1,216	41.92%	$1,010	42.61%
Commercial real estate	1,360	25.46	933	23.23	668	22.38	1,272	21.23	1,715	22.00
One-to-four family mixed-use property	2,904	25.45	1,223	25.49	661	25.33	1,544	25.42	1,494	21.92
One-to-four family residential	393	8.08	251	6.01	80	6.98	524	7.17	718	10.00
Co-operative apartment	9	0.22	15	0.26	10	0.35	161	0.11	207	0.21
Construction	910	3.51	1,172	4.44	851	4.50	64	2.63	55	2.07

Gross mortgage loans	8,809	96.53	5,238	95.22	3,392	97.06	4,781	98.48	5,199	98.81
Small Business Administration loans	464	0.67	373	0.70	1,895	0.75	964	0.49	663	0.37
Commercial business and other loans	1,755	2.80	1,022	4.08	1,770	2.19	640	1.03	671	0.82

Total loans	$11,028	100.00%	$6,633	100.00%	$7,057	100.00%	$6,385	100.00%	$6,533	100.00%

Investment Activities

          General. Our investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity “gap” position, the types of securities to be held, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview—Management Strategy” in Item 7 of this Annual Report.

          Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, reverse repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. We primarily invest in mortgage-backed securities, U. S. government obligations, and mutual funds that purchase these same instruments.

          Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

          We classify our investment securities as available for sale. We carry some of our investments under the fair value option of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No.115.” Unrealized gains and losses for investments carried under the fair value option of SFAS No. 159 are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2008, we had $747.3 million in securities available for sale, which represented 18.92% of total assets. These securities had an aggregate market value at December 31, 2008 that was approximately 2.5 times the amount of our equity at that date. At December 31, 2008, the balance of unrealized net losses on securities available for sale was $15.2 million, net of taxes. This impairment was deemed to be temporary based on the direct relationship of the decline in fair value to: (1) movements in interest rates; (2) widening of credit spreads; and (3) the effect of illiquid markets. Based on our intent and ability to hold these securities until they recover their unrealized loss, which may not be until maturity, we deemed these declines in market value to be temporary. During 2008, we recorded other-than-temporary impairment charges of $27.6 million on our investments in preferred shares of Fannie Mae and Freddie Mac. We concluded that these securities were other-than-temporarily impaired based on the significant decline in their fair value subsequent to their being placed in conservatorship. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. See Notes 4 and 15 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

          The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest bearing deposits and federal funds sold, at the dates indicated. Securities available for sale are recorded at market value. See Notes 4 and 15 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,

	2008		2007		2006

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$12,616	$12,658	$4,406	$4,406	$15,016	$15,004
Municipal securities	17,652	17,811	—	—	—	—
Corporate debentures	2,268	2,268	2,643	2,643	—	—

Total bonds and other debt securities	32,536	32,737	7,049	7,049	15,016	15,004

Mutual funds	19,114	19,114	21,752	21,752	21,224	20,645

Equity securities:
Common stock	994	994	1,838	1,838	619	619
Preferred stock	25,709	19,652	46,732	46,732	5,685	5,468

Total equity securities	26,703	20,646	48,570	48,570	6,304	6,087

Mortgage-backed securities:
FNMA	165,375	167,592	123,121	122,770	135,458	131,192
REMIC and CMO	330,767	304,511	182,609	182,730	100,165	98,652
FHLMC	47,815	48,108	45,511	45,566	53,440	51,733
GNMA	152,350	154,553	11,464	11,663	7,199	7,274

Total mortgage-backed securities	696,307	674,764	362,705	362,729	296,262	288,851

Total securities available for sale	774,660	747,261	440,076	440,100	338,806	330,587

Interest-earning deposits and Federal funds sold	21,901	21,901	5,758	5,758	4,670	4,670

Total	$796,561	$769,162	$445,834	$445,858	$343,476	$335,257

          Mortgage-backed securities. At December 31, 2008, we had $674.8 million invested in mortgage-backed securities, of which $41.4 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of our governmental deposits of the Commercial Bank. However, during 2008, the market for privately issued mortgage-backed securities became somewhat illiquid. As a result, we may not be able to use privately issued mortgage-backed securities to collateralize our obligations.

          The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,

	2008	2007	2006

	(In thousands)

Balance at beginning of year	$362,729	$288,851	$301,194

Acquired with Atlantic Liberty	—	—	30,844

Purchases of mortgage-backed securities	473,891	117,408	43,897

Amortization of unearned premium, net of accretion of unearned discount	(86)	(193)	(560)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	(21,567)	1,695	435

Net realized gains recorded on mortgage-backed securities carried at fair value	339	2,685	—

Net change in interest due on securities carried at fair value	(69)	515	—

Sales of mortgage-backed securities	(87,461)	—	(36,220)

Principal repayments received on mortgage-backed securities	(53,012)	(48,232)	(50,739)

Net increase (decrease) in mortgage-backed securities	312,035	73,878	(12,343)

Balance at end of year	$674,764	$362,729	$288,851

          While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed and value of such securities. We do not own any derivative instruments that are extremely sensitive to changes in interest rates.

          The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities at December 31, 2008. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$—	—%	$3,962	4.15%	$8,654	6.49%	$—	—%	8.05	$12,616	$12,658	5.76%
Municipal securities	17,652	2.64	—	—	—	—			0.56	17,652	17,811	2.64
Corporate debentures	—	—	2,268	6.44	—	—	—	—	3.62	2,268	2,268	6.44

Total bonds and other debt securities	17,652	2.64	6,230	4.98	8,654	6.49	—	—	3.68	32,536	32,737	4.11

Mutual funds	19,114	4.66	—	—	—	—	—	—	N/A	19,114	19,114	4.66

Equity securities:
Common stock	—	—	—	—	—	—	994	13.17	N/A	994	994	13.17
Preferred stock	—	—	4,990	3.28	—	—	20,719	7.72	N/A	25,709	19,652	6.86

Total equity securities	—	—	4,990	3.28	—	—	21,713	7.97	N/A	26,703	20,646	7.08

Mortgage-backed securities:
FNMA	415	5.00	2,709	5.09	32,688	4.59	129,563	5.09	19.44	165,375	167,592	4.99
REMIC and CMO	—	—	—	—	17,280	4.07	313,487	5.26	23.57	330,767	304,511	5.20
FHLMC	—	—	9,414	4.16	—	—	38,401	5.19	18.58	47,815	48,108	4.99
GNMA	—	—	—	—	—	—	152,350	5.57	22.82	152,350	154,553	5.57

Total mortgage-backed securities	415	5.00	12,123	4.37	49,968	4.41	633,801	5.30	22.08	696,307	674,764	5.22

Interest-bearing deposits	21,901	0.21	—	—	—	—	—	—	N/A	21,901	21,901	0.21

Total securities	$59,082	2.41%	$23,343	4.30%	$58,622	4.72%	$655,514	5.38%	21.26	$796,561	$769,162	5.08%

Sources of Funds

          General. Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

          Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits principally consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from its market area through our 15 full service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

          In November, 2006, we launched “iGObanking.com®”, an internet branch, which currently offers savings, money market and checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown more than tenfold in the past six years, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929. At December 31, 2008, total deposits for the internet branch were $217.7 million.

          In 2007, the Savings Bank formed a new wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York metropolitan area. The Commercial Bank offers a full range of deposit products to these entities similar to the products currently being offered by the Savings Bank. At December 31, 2008, total deposits for the Commercial Bank were $211.8 million.

          Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding. However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We saw an increase in our deposits in each of the past three years, including an increase in due to depositors during 2008 of $434.7 million. The Federal Reserve’s Federal Open Market Committee (“FOMC”) began increasing short-term interest rates in the second half of 2004, and continued increasing short-term rates through June 2006. The FOMC held the short-term interest rates through September 2007, and then lowered short-term interest rates to a range of 0.25% to 0.00% at December 31, 2008. We responded by increasing interest rates paid on savings, money market and certificate of deposit accounts during 2005 and 2006. We held rates through most of 2007, before being able to lower rates near the end of 2007 and throughout 2008. This resulted in our cost of funds declining in 2008 after increasing in 2007. The cost of deposits decreased to 3.41% in the fourth quarter of 2008 from 4.31% in the fourth quarter of 2007, after increasing from 3.97% in the fourth quarter of 2006. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2009, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2009, we could see a decline in our cost of deposits, which could increase our net interest margin.

          Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $413.7 million, $318.5 million and $298.9 million at December 31, 2008, 2007 and 2006, respectively.

          We utilize brokered deposits as an additional funding source. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. We maintain only one account for the total deposit amount, while the detailed records of owners are maintained by the brokerage firms. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for us at a lower operating cost since we only have one account to maintain versus several accounts with multiple interest and maturity checks. We seek to obtain brokered deposits primarily when the interest rate on these deposits is below the prevailing interest rate in its market, or when obtaining them allows us to extend the maturities of our deposits at favorable rates.

          Unlike non-brokered deposits, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of its deposits. Currently, the rates offered by us for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.

          We also offer access to $50 million per customer in FDIC insurance coverage through a Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a deposit placement service. We belong to a network which arranges for placement of funds into certificate of deposit accounts issued by other member banks of the network in increments of less than $100,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $100,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network, or place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. The Emergency Economic Stabilization Act of 2008 increased the deposit insurance limit to $250,000 through December 31, 2009. As a result, the placement of funds through CDARS® can be made for each depositor in an amount up to $250,000 for maturities on or before December 31, 2009.

          Brokered deposits and funds obtained through the CDARS® network are classified as brokered deposits for financial reporting purposes. At December 31, 2008, we had $384.9 million classified as brokered deposits, with $251.6 million obtained through brokers and $133.3 million obtained through the CDARS® network.

          The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,

	2008			2007			2006

	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate

	(Dollars in thousands)
Savings accounts	$359,595	14.57%	1.84%	$354,746	17.51%	2.82%	$262,980	14.91%	1.70%
NOW accounts	265,762	10.76	2.26	70,817	3.50	2.16	47,181	2.67	0.44
Demand accounts	69,624	2.82	—	69,299	3.42	—	80,061	4.54	—
Mortgagors’ escrow deposits	31,225	1.26	0.16	22,492	1.11	0.23	19,755	1.12	0.22

Total	726,206	29.41	1.75	517,354	25.54	2.24	409,977	23.24	1.15

Money market accounts	306,178	12.41	2.58	340,694	16.82	3.18	251,197	14.24	4.06

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	43,472	1.76	2.27	6,090	0.30	4.32	2,704	0.15	0.66
6 to less than 12 Months (3)	259,444	10.51	3.24	303,894	15.00	5.07	166,622	9.44	4.91
12 to less than 30 Months (4)	643,044	26.05	3.86	421,568	20.82	4.82	441,616	25.03	4.65
30 to less than 48 Months (5)	10,732	0.43	3.95	58,424	2.88	4.07	65,698	3.72	3.74
48 to less than 72 Months (6)	431,312	17.47	4.54	326,184	16.11	4.69	368,000	20.87	4.66
72 Months or more	48,446	1.96	4.77	51,239	2.53	4.79	58,336	3.31	4.92

Total certificate of deposit accounts	1,436,450	58.18	3.94	1,167,399	57.64	4.81	1,102,976	62.52	4.64

Total deposits (1)	$2,468,834	100.00%	3.12%	$2,025,447	100.00%	3.88%	$1,764,150	100.00%	3.75%

(1)	Included in the above balances are IRA and Keogh deposits totaling $171.1 million, $173.2 million and $177.0 million at December 31, 2008, 2007 and 2006, respectively.

(2)	Includes brokered deposits of $7.0 million and $3.0 million at December 31, 2008 and 2007, respectively.

(3)	Includes brokered deposits of $46.3 million and $3.2 million at December 31, 2008 and 2007, respectively.

(4)	Includes brokered deposits of $171.7 million and $21.7 million at December 31, 2008 and 2007, respectively.

(5)	Includes brokered deposits of $101.0 million, $69.7 million and $46.4 million at December 31, 2008, 2007 and 2006, respectively.

(6)	Includes brokered deposits of $59.0 million, $104.1 million and $98.5 million at December 31, 2008, 2007 and 2006, respectively.

          The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2008.

	At December 31,			At December 31, 2008

				Within One Year	One to Three Years	Thereafter	Total
	2008	2007	2006

	(In thousands)
Interest rate:
1.99% or less (1)	$33,006	$9,931	$49,953	$30,807	$1,487	$712	$33,006
2.00% to 2.99% (2)	173,754	5,009	9,630	157,984	12,001	3,769	173,754
3.00% to 3.99% (3)	533,434	94,249	114,487	366,675	141,071	25,688	533,434
4.00% to 4.99% (4)	458,418	399,921	382,060	252,297	186,660	19,461	458,418
5.00% to 5.99% (5)	237,838	657,558	542,524	86,731	128,289	22,818	237,838
6.00% to 6.99% (6)	—	94	302	—	—	—	—
7.00% to 7.99%	—	637	4,020	—	—	—	—

Total	$1,436,450	$1,167,399	$1,102,976	$894,494	$469,508	$72,448	$1,436,450

(1)	Includes brokered deposits of $4.8.million at December 31, 2008.

(2)	Includes brokered deposits of $48.5 million at December 31, 2008.

(3)	Includes brokered deposits of $142.8 million and $0.3 million at December 31, 2008, and 2007, respectively.

(4)	Includes brokered deposits of $54.4 million, $65.0 million and $51.0 million at December 31, 2008, 2007 and 2006 respectively.

(5)	Includes brokered deposits of $134.5 million, $136.3 million and $93.9 million at December 31, 2008, 2007 and 2006, respectively

(6)	Includes brokered deposits of $0.1 million at December 31, 2007.

          The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2008 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate

	(Dollars in thousands)
Maturity Period:
Three months or less	$110,690	3.29%
Over three through six months	53,710	3.50
Over six through 12 months	127,702	3.89
Over 12 months	121,645	4.30

Total	$413,747	3.80%

The above table does not include brokered deposits of $384.9 million with a weighted average rate of 4.05%.

          The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,

	2008	2007	2006

	(In thousands)
Net deposits	$366,633	$183,280	$133,240
Acquired with Atlantic Liberty	—	—	106,766
Amortization of premiums, net	789	855	464
Interest on deposits	75,965	77,162	56,393

Net increase in deposits	$443,387	$261,297	$296,863

          The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented. Average balances for all years shown are derived from daily balances.

	For the years ended December 31,

	2008			2007			2006

	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost

	(Dollars in thousands)

Savings accounts	$365,885	16.63%	2.13%	$310,457	16.09%	2.44%	$265,421	16.23%	1.52%

NOW accounts	147,003	6.68	2.51	57,915	3.00	1.58	43,052	2.63	0.47

Demand accounts	71,613	3.26	—	65,508	3.40	—	60,991	3.73	—

Mortgagors’ escrow deposits	35,465	1.61	0.19	32,403	1.68	0.23	29,275	1.79	0.22

Total	619,966	28.18	1.86	466,283	24.17	1.84	398,739	24.38	1.08

Money market accounts	303,776	13.81	3.19	294,402	15.26	4.22	235,642	14.41	3.74

Certificate of deposit accounts	1,275,964	58.01	4.35	1,168,620	60.57	4.88	1,001,438	61.21	4.37

Total deposits	$2,199,706	100.00%	3.49%	$1,929,305	100.00%	4.04%	$1,635,819	100.00%	3.48%

Borrowings. Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Banks are members of, and are eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Banks’ mortgage portfolio and the Banks’ investment in the stock of the FHLB-NY. In addition, the Banks may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Banks may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.8 million in June and July 2007. These junior subordinated debentures are carried at fair value in the consolidated statement of financial position. The average cost of borrowed funds was 4.71%, 4.97% and 4.73% for the years ended December 31, 2008, 2007 and 2006, respectively. The average balances of borrowed funds were $1,107.6 million, $897.8 million and $715.3 million for the same years, respectively.

          The following table sets forth certain information regarding our borrowed funds at or for the periods ended on the dates indicated.

	At or for the years ended December 31,

	2008	2007	2006

	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$222,688	$229,544	$207,955
Maximum amount outstanding at any month end during the period	223,191	272,693	238,900
Balance outstanding at the end of period	222,657	222,824	223,900
Weighted average interest rate during the period	4.50%	5.04%	4.70%
Weighted average interest rate at end of period	4.52	4.71	4.91

FHLB-NY Advances
Average balance outstanding	$829,955	$625,035	$486,750
Maximum amount outstanding at any month end during the period	883,240	788,499	587,894
Balance outstanding at the end of period	883,240	788,499	587,894
Weighted average interest rate during the period	4.56%	4.77%	4.56%
Weighted average interest rate at end of period	4.16	4.70	4.63

Other Borrowings
Average balance outstanding	$54,991	$43,242	$20,619
Maximum amount outstanding at any month end during the period	63,643	63,651	20,619
Balance outstanding at the end of period	33,052	61,228	20,619
Weighted average interest rate during the period	7.88%	7.43%	9.00%
Weighted average interest rate at end of period	13.20	7.03	9.02

Total Borrowings
Average balance outstanding	$1,107,634	$897,821	$715,324
Maximum amount outstanding at any month end during the period	1,138,949	1,075,705	832,413
Balance outstanding at the end of period	1,138,949	1,072,551	832,413
Weighted average interest rate during the period	4.71%	4.97%	4.73%
Weighted average interest rate at end of period	4.49	4.83	4.81

Subsidiary Activities

          At December 31, 2008, Flushing Financial Corporation had four wholly owned subsidiaries: the Savings Bank and the Trusts. In addition, the Savings Bank had four wholly owned subsidiaries: the Commercial Bank, FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

          (a)          The Commercial Bank was formed in response to a New York State Finance Law which requires that municipal deposits and state funds be deposited into a bank or trust company designated by the New York State Comptroller. It was formed for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York metropolitan area.

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

Personnel

          At December 31, 2008, we had 298 full-time employees and 45 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Banks. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

          The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2008, there are 435,747 shares available under the full value award plan and 319,008 shares under the non-full value plan. We have applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remain outstanding as issued. We will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. In April 2007 we removed 399,999 shares from the non-full value pool and moved those shares to the full value pool on a 3-for-1 basis resulting in 133,333 shares being added to the full value pool. In May 2008, the Company’s stockholders approved an additional 350,000 shares for the full value pool and 250,000 shares for the non-full value pool. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years.

          For additional information concerning this plan, see “Note 9 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

FEDERAL, STATE AND LOCAL TAXATION

          The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Federal Taxation

          General. We report our income using a calendar year and the accrual method of accounting. We are subject to the federal tax laws and regulations which apply to corporations generally, and, since the enactment of the Small Business Job Protection Act of 1996 (the “Act”), those laws and regulations governing the Savings Bank’s deductions for bad debts, described below.

          Bad Debt Reserves. Prior to the enactment of the Act, which was signed into law on August 20, 1996, savings institutions which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”), such as the Savings Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualifying thrifts could compute deductions for bad debts using either the specific charge off method of Section 166 of the Internal Revenue Code (the “Code”) or the reserve method of Section 593 of the Code. Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by qualifying thrifts, effective for taxable years beginning after 1995. Qualifying thrifts that are treated as large banks, such as the Savings Bank, are required to use the specific charge off method, pursuant to which the amount of any debt may be deducted only as it actually becomes wholly or partially worthless.

          Distributions. To the extent that the Savings Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from its pre-1988 reserves or the supplemental reserve for losses on loans (“excess distributions”), then an amount based on the amount distributed will be included in the Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of the Savings Bank’s current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution. Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See “Regulation — Restrictions on Dividends and Capital Distributions” for limits on the payment of dividends by the Bank. The Savings

Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

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

State and Local Taxation

          New York State and New York City Taxation. We are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 7.1% (7.5% for 2006) of “entire net income” allocable to New York State during the taxable year or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions that are allowable in the calculation of entire net income. We are also subject to a similarly calculated New York City tax of 9% on income allocated to New York City (although net operating losses cannot be carried back or carried forward regardless of when they arise) and similar alternative taxes. In addition, we are subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District.

          Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State has enacted legislation maintaining the preferential treatment of additional loss reserves for qualifying real property and non-qualifying loans of qualifying thrifts for both New York State and New York City tax purposes. Calculation of the amount of additions to reserves for qualifying real property loans is limited to the larger of the amount derived by the percentage of taxable income method or the experience method. For these purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method is 32% of taxable income, reduced by additions to reserves for non-qualifying loans, except that the amount of the addition to the reserve cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Under the experience method, the maximum addition to a loan reserve generally equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the “base year,” or, if the amount of loans outstanding has declined since the base year, the amount which bears the same ratio to the amount of loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year. For these purposes, the “base year” is the last taxable year beginning before 1988. The amount of additions to reserves for non-qualifying loans is computed under the experience method. In no event may the additions to reserves for qualifying real property loans be greater than the larger of the amount determined under the experience method or the amount which, when added to the additions to reserves for non-qualifying loans, equal the amount by which 12% of the total deposits or withdrawable accounts of depositors of the Savings Bank at the close of the taxable year exceeds the sum of the Savings Bank’s surplus, undivided profits and reserves at the beginning of such year.

          Delaware State Taxation. As a Delaware holding company not earning income in Delaware, we are exempt from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION

General

          Flushing Financial Corporation is registered with the OTS as a savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Flushing Financial Corporation and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Savings Bank. As a publicly owned company, we are required to file certain reports with the Securities and Exchange Commission (“SEC”) under federal securities laws. The Banks are a member of the FHLB System. The Savings Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the insurer of the Savings Bank’s deposits. The Savings Bank is also subject to certain regulations promulgated by the other federal agencies. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. The Savings Bank is subject to periodic examinations by the OTS and the FDIC to examine whether the Savings Bank is in compliance with various regulatory requirements. The Commercial Bank is subject to extensive regulations promulgated by the FDIC and the New York State Banking Department, similar to those imposed on the Savings Bank. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily to ensure the safe and sound operation of the Banks for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, other federal agencies, the New York State Banking Department, or the United States Congress, could have a material adverse impact on us and our operations.

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

          Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Banks and the Company. The description does not purport to be a comprehensive description of applicable laws, rules and regulations and is qualified in its entirety by reference to applicable laws, rules and regulations.

Holding Company Regulation

          Flushing Financial Corporation is a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and any non-savings institution subsidiaries we may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Banks. See “—Restrictions on Dividends and Capital Distributions.”

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

          As a unitary savings and loan holding company, Flushing Financial Corporation currently is not restricted as to the types of business activities in which it may engage, provided that the Savings Bank continues to meet the qualified thrift lender (“QTL”) test. See “—Qualified Thrift Lender Test.” Upon any non-supervisory acquisition by the Company of another savings association or savings bank, Flushing Financial Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

Investment Powers

          The Savings Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Savings Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of total assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of total assets. In addition, the Savings Bank may invest up to 3% of its total assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Savings Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain government-sponsored enterprises, such as FHLMC and FNMA, the Savings Bank generally is not permitted to make equity investments. See “— General — Investment Activities.” A service corporation in which the Savings Bank may invest is permitted to engage in activities that a federal savings bank may conduct directly, other than taking deposits, as well as certain activities pre-approved by the OTS, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

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

Loans-to-One Borrower Limits

          The Savings Bank generally is subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Savings Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Savings Bank’s unimpaired capital and unimpaired surplus. At December 31, 2008, the largest amount the Savings Bank could lend to one borrower was approximately $46.9 million, and at that date, the Savings Bank’s largest aggregate amount of loans-to-one borrower was $34.0 million, all of which were performing according to their terms. The Commercial Bank does not originate loans. See “— General — Lending Activities.”

Insurance of Accounts

          The deposits of the Banks are insured up to $100,000 per depositor, excluding retirement accounts, which are insured up to $250,000 per depositor, (as defined by federal law and regulations) by the FDIC. The Emergency Economic Stabilization Act of 2008 (“EESA”) increased this coverage, effective October 3, 2008, for all accounts in an amount up to $250,000 through December 31, 2009. In addition, the FDIC has implemented a Temporary Liquidity Guarantee Program (“TLGP”), under which, effective October 14, 2008 and through December 31, 2009, transaction accounts that earn interest at a rate of no more than 0.50% are insured for 100% of their balance. The TLGP was provided at no cost to banks through November 12, 2008. Banks had the option to opt out of this program no later than November 12, 2008. Banks which did not opt out of the TLGP will pay additional deposit insurance at an annual rate of 0.10% for balances in covered deposit accounts in excess of $250,000. Both the Savings Bank and the Commercial Bank have opted to remain in the TLGP. All of the Banks’ deposits are presently insured by the FDIC under the Deposit Insurance Fund (“DIF”). Previously, the majority of the Savings Bank’s deposits were insured by the Bank Insurance Fund (“BIF”), and the remainder by the Savings Association Insurance Fund (“SAIF”). As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance fund. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

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

          The FDIC utilizes a risk-based deposit insurance assessment system. Through December 31, 2006, under this system, the FDIC assigned each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories were then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created resulted in nine assessment risk classifications. Effective January 1, 2007, the FDIC revised their risk-based deposit insurance assessment system, and placed institutions into four risk categories based upon supervisory and capital evaluations. Risk Category 1 is further subdivided based upon supervisory ratings and other risk measures to differentiate risk. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC will continue to utilize four risk categories, but to determine initial base assessment rates, the FDIC will: (1) introduce a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combine weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) use a new uniform amount and pricing multipliers for each method. The FDIC is also introducing three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 has been increased to a range of 0.12% to 0.14%. This base assessment beginning in the second quarter of 2009 will be in a range of 0.12% to 0.16%, The Savings Bank will also see a further increase in its deposit insurance premium beginning in the second quarter of 2009 since it has seen an increase in its secured liabilities above the threshold level defined by the FDIC. The FDIC has also proposed a 20 basis point emergency special assessment to be collected on September 30, 2009 based on deposit balances as of June 30, 2009. The interim rule also provides that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the corresponding assessment period. The Savings Bank was provided a one-time assessment credit of $1.1 million, which was used to offset the FDIC assessment. During 2007, the Savings Bank utilized $1.0 million of this credit to offset the FDIC assessment, and utilized the remaining credit in 2008 to offset its FDIC assessment. The Savings Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

          Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

          On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Banks paid $238,000, $224,000 and $191,000 for their share of the interest due on FICO bonds in 2008, 2007 and 2006, respectively.

Qualified Thrift Lender Test

          Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2008 the Savings Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Savings Bank had met the QTL test.

          Under the Economic Growth and Paperwork Reduction Act of 1996 (“Regulatory Paperwork Reduction Act”), Congress modified and expanded investment authority under the QTL test. The Regulatory Paperwork Reduction Act amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raised from 10% to 20% of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the Regulatory Paperwork Reduction Act defines “qualified thrift investment” to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the OTS regulations.

Transactions with Affiliates

          Transactions between the Savings Bank and any related party or “affiliate” are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is generally any company or entity which controls, is controlled by or is under common control with the Savings Bank, including Flushing Financial Corporation, the Commercial Bank, the Trusts, the Savings Bank’s subsidiaries, and any other qualifying subsidiary of the Savings Bank or Flushing Financial Corporation that may be formed or acquired in the future. Generally, Sections 23A and 23B: (1) limit the extent to which the Savings Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the Savings Bank’s capital stock and surplus, and impose an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the Savings Bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Each loan or extension of credit to an affiliate by the Savings Bank must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. In addition, the Savings Bank may not: (1) loan or otherwise extend credit to an affiliate, except to any affiliate which engages only in activities which are permissible for bank holding companies under Section 4(c) of the Bank Company Act, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except subsidiaries of the Savings Bank.

          In addition, the Savings Bank is subject to Regulation O promulgated under Sections 22(g) and 22(h) of the Federal Reserve Act. Regulation O requires that loans by the Savings Bank to a director, executive officer or to a holder of more than 10% of the Common Stock, and to certain affiliated interests of any such insider, may not, in the aggregate, exceed the Savings Bank’s loans-to-one borrower limit. Loans to insiders and their related interests must also be made on terms substantially the same as offered, and follow credit underwriting procedures that are not less stringent than those applied, in comparable transactions to other persons. Prior Board approval is required for certain loans. In addition, the aggregate amount of extensions of credit by the Savings Bank to all insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. These laws place additional restrictions on loans to executive officers of the Bank. The Savings Bank is in compliance with these regulations.

Restrictions on Dividends and Capital Distributions

          The Savings Bank is subject to OTS limitations on capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and some other distributions charged to the Savings Bank’s capital account. In general, the applicable regulation permits specified levels of capital distributions by a savings institution that meets at least its minimum capital requirements, so long as the OTS is provided with at least 30 days’ advance notice and has no objection to the distribution.

          Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Savings Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2008, the Savings Bank had $34.4 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

Federal Home Loan Bank System

          In connection with converting to a federal charter, the Savings Bank became a member of the FHLB-NY, which is one of 12 regional FHLB’s governed and regulated by the Federal Housing Finance Board. The Commercial Bank is also a member of the FHLB-NY. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors.

          As members, the Banks are mandated to purchase and maintain membership stock in the FHLB-NY based on their respective asset sizes. In addition, for all borrowing activity, the Banks are required to purchase or redeem shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2008, the Savings Bank was required to maintain $47.7 million of FHLB-NY stock, and the Commercial Bank was required to maintain $10,500 of FHLB-NY stock. The Banks were in compliance with these requirements at that time.

Assessments

          Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Savings Bank’s total assets for the year ended

December 31, 2008, the Savings Bank’s OTS assessments were $0.6 million for that period. The Commercial Bank is a New York State chartered commercial bank, and as such is required by the New York State Banking Department to pay an annual assessment. For the year ended December 31, 2008, the Commercial Bank paid an assessment of $12,000.

Branching

          OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

          Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Savings Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of March 5, 2007. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions. The CRA requires all institutions to make public disclosures of their CRA ratings. As a special purpose commercial bank, the Commercial Bank is not required to comply with the CRA.

Brokered Deposits

          The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Savings Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2008, the Savings Bank had $384.9 million in brokered deposit accounts.

Capital Requirements

          General. The Savings Bank is required to maintain minimum levels of regulatory capital. Since FIRREA, capital requirements established by the OTS generally must be no less stringent than the capital requirements applicable to national banks. The OTS also is authorized to impose capital requirements in excess of these standards on a case-by-case basis.

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

          The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2008, the Savings Bank’s capital levels exceeded applicable OTS capital requirements. The three OTS capital requirements are described below.

          Tangible Capital Requirement. Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. Tangible capital also excludes adjustments to accumulated other comprehensive income recorded for postretirement benefits. At December 31, 2008, the Savings Bank had $13.9 million in goodwill and $2.3 million in a core deposit intangible which were classified as intangible assets, and no purchased mortgage servicing rights. At that date, the Savings Bank’s tangible capital ratio was 7.92%.

          In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

          Leverage and Core Capital Requirement. The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case-by-case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2008, the Savings Bank’s core capital ratio was 7.92%.

          OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2008, the Savings Bank had $0.2 million in capitalized servicing rights and no purchased credit card receivables.

          Risk-Based Requirement. The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital, but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due. At December 31, 2008, the Savings Bank’s risk-based capital ratio was 13.02%.

          The Commercial Bank is required to maintain minimum levels of regulatory capital, which are similar to those of the Savings Bank. At December 31, 2008, the Commercial Bank exceeded the regulatory capital requirements to be considered well capitalized, with tangible, leverage and core, and risk-based capital ratios of 10.41%, 10.41%, and 64.87%, respectively.

Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2008, the Banks were in compliance with these requirements.

          The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank directly or through another bank, the effect of this reserve requirement is to reduce an institution’s earning assets. Effective October 9, 2008, the Federal Reserve Bank pays interest on deposits maintained at its bank at a rate that approximates the overnight federal funds rate. The amount of funds necessary to satisfy this requirement has not had a material effect on the Banks’ operations.

          As a creditor and financial institution, the Savings Bank is also subject to additional regulations promulgated by the FRB, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Truth in Lending Act.

Financial Reporting

          The Savings Bank is required to submit independently audited annual reports to the FDIC and the OTS. These publicly available reports must include (a) annual financial statements prepared in accordance with accounting principles generally accepted in the United States and such other disclosures as required by the FDIC or the OTS and (b) a report, signed by the Savings Bank’s Chief Executive Officer and Chief Financial Officer which contains statements about the adequacy of internal controls and compliance with designated laws and regulations, and an opinion by independent auditors related thereto. The Commercial Bank is required to submit independently audited annual reports to the FDIC and New York State Banking Department. The Banks are each required to monitor the foregoing activities through independent audit committees.

Standards for Safety and Soundness

          The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution’s business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits. Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OTS may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Bank currently meets the standards adopted in the interagency guidelines.

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

Gramm-Leach-Bliley Act

          The Gramm-Leach-Bliley Act (the “Modernization Act”) was signed into law on November 12, 1999. Among other things, the Modernization Act permits qualifying bank holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. Subject to certain limitations, a national bank may, through a financial subsidiary, engage in similar activities. The Modernization Act also prohibits the creation or acquisition of new unitary savings and loan holding companies that are affiliated with non-banking firms, but “grandfathers” existing savings and loan holding companies, such as the Company. Grandfathered companies retain the existing powers available to unitary savings and loan holding companies. See “— Holding Company Regulation.” Certain business combinations which were impermissible prior to the effective date of the Modernization Act are now possible. Management believes the Modernization Act has led to some consolidation in the financial services industry and could lead to further consolidation, which, if completed, would likely result in an increase in the service offerings of our competitors. We cannot assure you that the Modernization Act will not result in further changes in the competitive environment in our market area or otherwise impact us.

          In addition, the Modernization Act calls for heightened privacy protection of customer information gathered by financial institutions. The OTS has enacted regulations implementing the privacy protection provisions of the Modernization Act. Under the regulations, each financial institution is to (1) adopt procedures to protect customers’ “non-public personal information,” (2) disclose its privacy policy, including identifying to customers others with whom it shares “non-public personal information,” at the time of establishing the customer relationship and annually thereafter, and (3) provide its customers with the ability to “opt-out” of having the financial institution share their personal information with affiliated third parties. The regulations became effective on November 13, 2000, with compliance voluntary prior to July 1, 2001. Management has reviewed and amended our privacy protection policy and believes we are in compliance with these regulations.

USA Patriot Act

          On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (the “Patriot Act”) was signed into law. The purpose of the Patriot Act is to enhance protections against money laundering and criminal laws against terrorist activities, and give law enforcement authorities greater investigative powers. Among other things, the Patriot Act (1) requires financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for foreign persons to establish due diligence policies; (2) prohibits correspondent accounts with foreign shell banks; (3) permits sharing of information among financial institutions, regulators and law enforcement regarding persons engaged in terrorist or money laundering activities; (4) requires financial institutions to verify customer identification at account opening; (5) requires financial institutions to report suspicious activities; and (6) requires financial institutions to establish an anti-money laundering compliance program. Management believes we are in compliance with the Patriot Act.

Prompt Corrective Action

          Under Section 38 of the FDIA, as added by the FDICIA, each appropriate banking agency is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

          The federal banking agencies, including the OTS and the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2008, each of the Banks met the criteria to be considered a “well capitalized” institution.

Emergency Economic Stabilization Act of 2008

          On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA’s stated purpose is to provide the Secretary of the U.S. Treasury (the “Secretary”) with the authority and facilities to restore liquidity and stability to the United States financial system and to ensure that such authority and facilities are used to protect home values, college funds, retirement accounts and life savings, preserve homeownership and promote jobs and economic growth, maximize overall returns to U.S. taxpayers and provide accountability for the Secretary’s exercise of such authority.

          The EESA includes a federal program to purchase troubled mortgages and financial instruments from financial institutions, the Troubled Asset Relief Program (“TARP”). The EESA also includes provisions that place limits on executive pay practices by institutions participating in the TARP, measures to facilitate acquisitions of financial institutions with troubled assets without government assistance, temporary enhancements to the federal deposit insurance program, enhanced tax benefits for losses incurred in the sale of certain assets, possible relief from fair value accounting, and an acceleration of the date on which the Board of Governors of the Federal Reserve System (“FRB”) can pay interest to banks on reserves on deposit with the FRB. On October 6, 2008, the FRB stated that it will begin paying interest on both excess and required reserves on October 9, 2008. The Banks each maintain funds on deposit at the Federal Reserve Bank of New York, and each has received interest on these deposits since October 9, 2008.

          The Secretary has utilized his authority under the TARP to invest in preferred stocks of financial institutions under a Capital Purchase Program (“CPP”). Under the CPP, we were eligible to submit an application for between $23 million and $70 million. We submitted an application for $70.0 million, for which we received preliminary approval on December 3, 2008.

          On December 19, 2008, as part of the CPP, we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Treasury pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share (“Common Stock”), at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash.

          The Series B Preferred Stock qualifies as Tier I capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and will pay cumulative dividends at a rate of 5% per annum for the first five years following issuance, and 9% per annum thereafter. Dividends are payable on the Series B Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. If we fail to pay a total of six dividend payments on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock will have the right to elect two directors to our board of directors until we have paid all such dividends that we had failed to pay. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company.

          We may redeem the Series B Preferred in whole or in part at any time following February 15, 2012. Prior to that date, the Series B Preferred Stock may be redeemed in whole or in part only with the proceeds of a Qualified Equity Offering (as defined below) that results in proceeds to us of not less than $17.5 million. A “Qualified Equity Offering” is the sale by us for cash, following the date of issuance of the Series B Preferred Stock, of Common Stock or perpetual preferred stock that qualifies as Tier 1 Capital. Any redemption of the Series B Preferred Stock, whether before or after February 15, 2012, is subject to the consent of the OTS.

          The Warrant expires ten years from the issuance date and is immediately exercisable and transferable. If, on or prior to December 31, 2009, we receive from one or more Qualified Equity Offerings gross proceeds of at least $70.0 million, one-half of the Warrants will be retired unexercised. The U.S. Treasury has agreed not to transfer one-half of the Warrant prior to the earlier of the date of closing of such Qualified Equity Offering and December 31, 2009. The U.S. Treasury has also agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

          The Purchase Agreement contains limitations on the payment of dividends on and the repurchase of the Common Stock and certain preferred stock. The Purchase Agreement also requires that, until such time as the U.S. Treasury ceases to own any securities acquired from us thereunder, we will take all necessary action to ensure that benefit plans with respect to senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers have consented to the foregoing.

          The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. We agreed to register the resale of the Series B Preferred Stock and the Warrant, and the issuance of Common Stock upon exercise of the Warrant, as soon as practicable. We have registered these securities with the SEC, with the registration statement being declared effective on February 20, 2009.

          The EESA immediately raised the FDIC insurance limit from $100,000 to $250,000 to be effective through December 31, 2009.

          The EESA also provides that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision will allow us to deduct losses we may realize on the sale of the preferred stocks of Fannie Mae and Freddie Mac that we hold. Prior to the passage of the Act, the tax deductibility of these losses for us was limited to offset capital gains. Due to the provisions of the tax code, we have a limited ability to realize capital gains other than from the sale of our facilities.

          The EESA also reaffirms the authority of the SEC to suspend the application of SFAS No. 157, which governs fair value accounting. The Act also requires the SEC to conduct a study on fair value accounting and to consider, at a minimum, the effects of such accounting standards on a financial institution’s balance sheet, the impacts of such accounting on bank failures in 2008, and alternative accounting standards to those provided in SFAS No. 157. In response to this provision of the Act, the SEC and FASB have issued additional guidance of fair value accounting in an inactive market.

          The FDIC adopted the TLGP to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC will guarantee senior unsecured debt issued between October 14, 2008 and October 31, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee will be a 75 basis point charge of the debt issued. All FDIC-insured institutions will be eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The FDIC will also provide full insurance coverage for non-interest bearing transaction accounts at insured institutions through December 31, 2009. The cost will be a 10 basis point annualized charge on amounts in excess of $250,000. Both programs had no cost for the first 30 days. After that, institutions remained in the program unless they notified the FDIC that they were opting out of one or both programs by December 12, 2008. For those institutions that opted out of the program, they will not be allowed to opt back in. Participating banks in both programs will be subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs. The Banks have each opted to participate in these programs. We are unable to estimate the costs, if any, of these programs to the Banks.

The American Recovery and Reinvestment Act of 2009

          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy The Stimulus Act provides additional restrictions and standards throughout the period during which our obligations under the CPP Purchase Agreement remain outstanding, including:

•	Limits on compensation incentives for risk taking by senior executive officers;

•	Recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “Golden Parachute Payments”;

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, or incentive compensation, except for payments of long term restricted stock;

•	Limitation on luxury expenditures;

•	TARP recipients may be required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules; and

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The Stimulus Act requires the Secretary to issue additional regulations governing executive compensation at institutions participating in the CPP, such as us. At this time, since the Secretary has not issued the new regulations, we are unable to determine the impact of these regulations, if any, on our operations.

Federal Securities Laws

          Our Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to the information and reporting requirements, regulations governing proxy solicitations, insider trading restrictions and other requirements applicable to companies whose stock is registered under the Exchange Act.

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

          In furtherance of the 2002 Act, the SEC has issued rules. Compliance with these rules, and the related corporate governance rules adopted by NASDAQ with the approval of the SEC, has, and will continue to, increase costs to the Company, including, but not limited to, fees to our independent accountants, consultants, legal fees and Board service fees, and may require additions to staff. To date, compliance with the 2002 Act has not had a material effect on our results of operations. We cannot assure you that compliance with the 2002 Act and its regulations will not have a material effect on our business or operations in the future.

Available Information

          We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available free of charge on or through our web site at www.flushingsavings.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC filings are also available to the public free of charge over the Internet at the SEC’s web site at http://www.sec.gov.

          You may also read and copy any document we file at the SEC’s public reference room located at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may request copies of these documents by writing to the SEC and paying a fee for the copying cost.

Item 1A. Risk Factors.

          In addition to the other information contained in this Annual Report, the following factors and other considerations should be considered carefully in evaluating us and our business.

Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations

          Like most financial institutions, our results of operations depend to a large degree on our net interest income. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, a significant increase in market interest rates could adversely affect net interest income. Conversely, a significant decrease in market interest rates could result in increased net interest income. As a general matter, we seek to manage our business to limit our overall exposure to interest rate fluctuations. However, fluctuations in market interest rates are neither predictable nor controllable and may have a material adverse impact on our operations and financial condition. Additionally, in a rising interest rate environment, a borrower’s ability to repay adjustable rate mortgages can be negatively affected as payments increase at repricing dates.

          Prevailing interest rates also affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing may increase, as well as prepayments of mortgage-backed securities. Call provisions associated with our investment in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offset the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized. An increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable rate mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase or decrease at repricing dates. Significant increases in prevailing interest rates may significantly affect demand for loans and the value of bank collateral. See “— Local Economic Conditions.”

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

          Multi-family residential, commercial real estate and one-to-four family mixed use property mortgage loans and commercial business loans (the increased origination of which is part of management’s strategy), and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Repayment of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Repayment of commercial business loans is contingent on the successful operation of the related business. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

          In addition, from time-to-time, we originate one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized.

          There can be no assurance that we will be able to successfully implement our business strategies with respect to these higher-yielding loans. In assessing our future earnings prospects, investors should consider, among other things, our level of origination of one-to-four family residential mortgage loans (including loans originated without verifying the borrowers income), our emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, and commercial business and construction loans, and the greater risks associated with such loans. See “Business — Lending Activities” in Item 1 of this Annual Report.

The Markets in Which We Operate Are Highly Competitive

          We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. In November 27, 2006, we launched an internet branch, “iGObanking.com®” a division of the Savings Bank, to provide us with access to markets outside our geographic locations. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than we do.

          Notwithstanding the intense competition, we have been successful in increasing our loan portfolios and deposit base. However, no assurances can be given that we will be able to continue to increase our loan portfolios and deposit base, as contemplated by management’s current business strategy.

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

          Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. During 2008, the national and local economy continued the slowdown that was seen at the end of 2007, with the national gross domestic product being negative in the third and fourth quarters of 2008, resulting in a consensus that the nation’s economy is in a recession. The housing market in the United States continued to see a significant slowdown during 2008, and foreclosures of single family homes rose to levels not seen in the prior five years. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Banks to meet their financial obligations. While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for possible loan losses in 2008. We cannot predict the effect of these economic conditions on our financial condition or operating results.

          A decline in the local economy, national economy or metropolitan area real estate market could adversely affect our financial condition and results of operations, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned. Although management believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors could require additions to the allowance for loan losses in future periods above those currently maintained. These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators. The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions, prevailing interest rates and other factors. See “Business — General — Allowance for Loan Losses” in Item 1 of this Annual Report.

          These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not result in an other-than-temporary impairment charge being recorded in our financial statements.

Changes in Laws and Regulations Could Adversely Affect Our Business

          From time to time, legislation is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on us. For a discussion of regulations affecting us, see “Business —Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquiror

          On September 5, 2006, the Board of Directors renewed our Stockholder Rights Plan, (the “Rights Plan”), which was originally adopted on and had been in place since September 17, 1996 and had been scheduled to expire on September 30, 2006. The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of us. Under the Rights Plan, each stockholder of record at the close of business on September 30, 2006 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $65. The rights will become exercisable only if a person or group acquires 15% or more of our common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”). In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $65 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent). If a person or group becomes an acquiring person and we are acquired in a merger or other business combination or sell more than 50% of our assets or earning power, each right will entitle all other holders to purchase, by payment of $65 exercise price, common stock of the acquiring company with a value of twice the exercise price. The renewed rights plan expires on September 30, 2016.

          The Rights Plan, as well as certain provisions of our certificate of incorporation and bylaws, the Savings Bank’s federal stock charter and bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors. The Rights Plan and those other provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in our interest, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and those other provisions may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Company more difficult.

We May Not Be Able To Successfully Implement Our Commercial Business Banking Initiative

          Our strategy includes a transition to a more “commercial-like” banking institution. We have developed a complement of deposit, loan and cash management products to support this initiative, and intend to expand these product offerings. A business banking unit has been established to build relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. The success of this initiative is dependent on developing additional product offerings, and building relationships to obtain the deposits and loans. There can be no assurance that we will be able to successfully implement our business strategy with respect to this initiative.

The U.S. Government’s Plan To Purchase Large Amounts Of Illiquid, Mortgage-Backed And Other Securities From Financial Institutions May Not Be Effective And/Or It May Not Be Available To Us.

          In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress has recently adopted the EESA. One of the features of the EESA is the establishment of a TARP, under which the U.S. Treasury Department may purchase up to $700 billion of troubled assets, including mortgage-backed and other securities, from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance as to what impact it will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. It is unclear what effects, if any, the TARP will have. On November 12, 2008, U.S. Treasury Department Secretary Henry Paulson stated that the government will not use any of the $700 billion that Congress granted under the EESA to purchase troubled assets. This decision is currently under review by the new administration, and may be subject to significant revision.

We May Not Pay Dividends On Our Common Stock.

          Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under the CPP remain outstanding, as discussed in greater detail below.

Our Participation In The U.S. Treasury’s Capital Purchase Program Restricts Our Ability To Declare Or Pay Dividends And Repurchase Shares and Access The Capital Markets.

          On December 19, 2008, pursuant to a Purchase Agreement, we issued to the U.S. Treasury for aggregate consideration of $70.0 million (i) 70,000 shares of Series B preferred stock, par value $0.01 per share and liquidation preference $1,000 per share, and (ii) a Warrant to purchase up to 751,611 shares of the Company’s common stock, par value $0.01 per share, at an initial price of $13.97 per share. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. Further, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Series B Preferred Stock has been redeemed or transferred. In addition, our ability to repurchase our common shares is restricted. U.S. Treasury consent generally is required for any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Series B Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series B Preferred Stock dividends. Finally, if the U.S. Treasury were to transfer our securities to a third party, it is likely that the agreement providing for such transfer would grant the new holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities.

Our Participation In The U.S. Treasury’s Capital Purchase Program Places Restrictions On Executive Compensation

          Pursuant to the terms of the Purchase Agreement, we adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Purchase Agreement, including the common stock that may be issued pursuant to the Warrant. These standards generally apply to the Company’s Chief Executive Officer, Chief Financial Officer and the three next most highly compensated executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. Since the Warrant has a ten-year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten-year time period. Depending upon the limitations placed on incentive compensation by the final regulations issued under the Stimulus Act, it is possible that we may be unable to create a compensation structure that permits us to retain our highest performing employees. If this were to occur, our businesses and results of operations could be adversely affected, perhaps materially.

There Can Be No Assurance That The Emergency Economic Stabilization Act Of 2008 And Other Recently Enacted Government Programs Will Help Stabilize The U.S. Financial System.

          There are no assurances as to what impact the EESA, the Stimulus Act, and similar programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the Stimulus Act and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock. The EESA, the Stimulus Act and similar programs are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          At December 31, 2008, the Savings Bank conducted its business through 14 full-service offices and its internet branch, “iGObanking.com®”. The Commercial Bank conducted its business through one full-service branch office which it shares with the Savings Bank. The Company’s executive offices are located in Lake Success, in Nassau County, NY. In January 2009, the Savings Bank opened its fifteenth full-service office, a branch office that is shared with the Commercial Bank. In addition, the Commercial Bank began operating a branch in Brooklyn in a location that is shared with an existing branch of the Savings Bank in January 2009.

          Flushing Financial Corporation neither owns nor leases any property but instead uses the premises and equipment of the Savings Bank.

Item 3. Legal Proceedings.

          We are involved in various legal actions arising in the ordinary course of our business which, in the aggregate, involve amounts which are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.” As of December 31, 2008, we had approximately 779 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Our stock closed at $11.96 on December 31, 2008. The following table shows the high and low sales price of the Common Stock during the periods indicated. Such prices do not necessarily reflect retail markups, markdowns, or commissions. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2008			2007

	High	Low	Dividend	High	Low	Dividend

First Quarter	$18.54	$12.51	$0.13	$17.77	$15.30	$0.12
Second Quarter	20.31	16.30	0.13	17.20	15.51	0.12
Third Quarter	21.50	14.39	0.13	18.68	14.41	0.12
Fourth Quarter	17.70	10.88	0.13	17.88	14.88	0.12

          As a condition of the Company’s participation in the U.S. Treasury’s CPP, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. Further, we are not permitted to increase dividends on our common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Series B Preferred Stock has been redeemed or transferred.

          The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2008	—	$—	—	362,050
November 1 to November 30, 2008	—	—	—	362,050
December 1 to December 31, 2008	—	—	—	362,050

Total	—	$—	—

          Our current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004. This repurchase program authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company. As a condition of the Company’s participation in the U.S. Treasury’s CPP, shares may not be repurchased for the next three years without approval of the U.S. Treasury unless the preferred shares are redeemed or transferred to a third party. The Company has not requested approval from the U.S. Treasury to repurchase shares.

Stock Performance Graph

          The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2003 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

          The total return assumes $100 invested on December 31, 2003 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2008. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Flushing Financial Corporation	100.00	111.82	88.83	99.96	96.83	74.55
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Thrift Index	100.00	111.42	115.35	134.46	80.67	51.34
SNL Mid-Atlantic Thrift Index	100.00	103.03	100.46	117.15	96.45	79.93

Item 6. Selected Financial Data.

At or for the years ended December 31,	2008	2007	2006	2005	2004

	(Dollars in thousands, except per share data )
Selected Financial Condition Data
Total assets	$3,949,471	$3,354,519	$2,836,521	$2,353,208	$2,058,044
Loans, net	2,960,662	2,702,118	2,324,748	1,881,876	1,516,507
Securities available for sale	747,261	440,100	330,587	337,761	435,745
Deposits	2,468,834	2,025,447	1,764,150	1,467,287	1,292,797
Borrowed funds	1,138,949	1,072,551	832,413	689,710	584,736
Total stockholders’ equity	301,492	233,654	218,415	176,467	160,653
Common stockholders’ equity	231,492	233,654	218,415	176,467	160,653
Book value per common share (1)	$10.70	$10.96	$10.34	$9.07	$8.35

Selected Operating Data
Interest and dividend income	$216,701	$193,562	$158,384	$132,439	$118,724
Interest expense	128,972	122,624	90,680	64,229	52,233

Net interest income	87,729	70,938	67,704	68,210	66,491
Provision for loan losses	5,600	—	—	—	—

Net interest income after provision for loan losses	82,129	70,938	67,704	68,210	66,491
Non-interest income:
Net gains (losses) on sales of securities and loans	354	700	813	(45)	206
Other-than-temporary impairment charge on securities	(27,575)	(4,710)	—	—	—
Net gain from fair value adjustments	20,090	2,685	—	—	—
Other income	14,099	11,578	8,982	6,692	5,737

Total non-interest income	6,968	10,253	9,795	6,647	5,943
Non-interest expense	54,781	50,076	42,742	36,264	35,389

Income before income tax provision	34,316	31,115	34,757	38,593	37,045
Income tax provision	12,057	10,930	13,118	15,051	14,396

Net income	$22,259	$20,185	$21,639	$23,542	$22,649

Basic earnings per common share (2)	$1.11	$1.03	$1.16	$1.34	$1.30
Diluted earnings per common share (2)	$1.10	$1.02	$1.14	$1.31	$1.25
Dividends declared per common share (2)	$0.52	$0.48	$0.44	$0.40	$0.35
Dividend payout ratio	46.9%	46.6%	37.9%	29.9%	26.9%

(Footnotes on the following page)

At or for the years ended December 31,	2008		2007		2006		2005		2004

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.62%		0.66%		0.84%		1.07%		1.13%
Return on average equity	9.55		9.15		11.14		14.27		14.97
Average equity to average assets	6.54		7.19		7.58		7.47		7.56
Equity to total assets	7.63		6.97		7.70		7.50		7.81
Interest rate spread	2.43		2.23		2.54		3.03		3.30
Net interest margin	2.60		2.44		2.78		3.24		3.49
Non-interest expense to average assets	1.54		1.63		1.67		1.64		1.77
Efficiency ratio	58.40		60.20		55.21		48.03		48.79
Average interest-earning assets to average interest-bearing liabilities	1.04	x	1.05	x	1.06	x	1.07	x	1.07	x

Regulatory capital ratios: (3)
Tangible capital	7.92%		7.27%		6.91%		7.14%		7.89%
Core capital	7.92		7.27		6.91		7.14		7.89
Total risk-based capital	13.02		11.20		10.99		12.12		14.01

Asset quality ratios:
Non-performing loans to gross loans (4)	1.35%		0.22%		0.13%		0.13%		0.06%
Non-performing assets to total assets (5)	1.03		0.18		0.11		0.10		0.04
Net charge-offs to average loans	0.04		0.02		—		0.01		—
Allowance for loan losses to gross loans	0.37		0.25		0.30		0.34		0.43
Allowance for loan losses to total non-performing assets (5)	27.09		112.57		225.72		260.39		717.29
Allowance for loan losses to total non-performing loans (4)	27.59		112.57		225.72		260.39		717.29

Full-service customer facilities	14		14		12		9		10

(1)

Calculated by dividing common stockholders’ equity of $231.5 million and $233.7 million at December 31, 2008 and 2007, respectively, by 21,625,709 and 21,321,564 shares outstanding at December 31, 2008 and 2007, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

(2)

The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share. Unvested restricted stock and unvested restricted stock unit awards are not included in basic earnings per share calculations, but are included in diluted earnings per share calculations.

(3)	Represents Flushing Savings Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented.

(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.

(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank”), collectively, the “Banks.”

General

          We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank in 1995. As a federal savings bank, the Savings Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). The Banks’ deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

          Flushing Financial Corporation also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), special purpose business trusts formed during 2007 to issue a total of $60.0 million of capital securities, and $1.9 million of common securities (which are the only voting securities). Flushing Financial Corporation owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from Flushing Financial Corporation. Flushing Financial Corporation previously owned Flushing Financial Capital Trust I (“Trust I”), which was a special purpose business trust formed in 2002 similar to the Trusts discussed above. Trust I called its outstanding capital securities during July 2007, and was then liquidated. In accordance with the requirements of FASB Interpretation No. 46R, the Trusts and Trust I are not included in our consolidated financial statements.

          The following discussion of financial condition and results of operations includes the collective results of the Flushing Financial Corporation and its subsidiaries (collectively, the “Company”), but reflects principally the Savings Bank’s activities. Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

          On June 30, 2006, we acquired all of the outstanding common stock of Atlantic Liberty Financial Corporation (“Atlantic Liberty”), the parent holding company for Atlantic Liberty Savings, F.A., based in Brooklyn, New York. The aggregate purchase price was $42.5 million, which consisted of $14.7 million of cash, common stock valued at $26.6 million, and $1.3 million assigned to the fair value of Atlantic Liberty’s outstanding stock options. Under the terms of the Agreement and Plan of Merger, dated December 20, 2005, Atlantic Liberty’s shareholders received $24.00 in cash, 1.43 Company shares per Atlantic Liberty share owned, or a combination thereof, subject to aggregate allocation to all Atlantic Liberty’s shareholders of 65% stock / 35% cash. In connection with the merger, we issued 1.6 million shares of common stock, the value of which was determined based on the closing price of our common stock on the announcement date of December 21, 2005, and two days prior to and after the announcement date. We acquired two branches in prime areas of Brooklyn, New York, with $186.9 million in assets, $116.2 million in net loans and assumed $106.8 million in deposits.

          On November 27, 2006, we launched a new internet branch, iGObanking.com®, a division of the Savings Bank. iGObanking.com® provides access to markets outside our geographic locations.

          During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank is not considered an eligible bank or trust company for this purpose.

          On December 19, 2008 we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Treasury pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualifies as Tier I capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and will pay cumulative dividends at a rate of 5% per annum for the first five years following issuance, and 9% per annum thereafter. Dividends are payable on the Series B Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. If we fail to pay a total of six dividend payments on the Series B Preferred Stock, whether or not consecutive, holders of the Series B Preferred Stock will have the right to elect two directors to our board of directors until we have paid all such dividends that we had failed to pay. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant expires ten years from the issuance date and is immediately exercisable and transferable. The Purchase Agreement contains limitations on the payment of dividends on and the repurchase of the Common Stock and certain preferred stock. The Purchase Agreement also requires that, until such time as the U.S. Treasury ceases to own any securities acquired from us thereunder, we will take all necessary action to ensure that benefit plans with respect to senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and is in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers have consented to the foregoing.

Overview

          Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans.

          Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

          Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to: (1) continue our emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) transition from a traditional thrift to a more ‘commercial-like’ banking institution, (3) increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens, (4) maintain asset quality, (5) manage deposit growth and maintain a low cost of funds, utilizing the internet to grow deposits, (6) cross sell to lending and deposit customers, (7) actively pursue deposits from local area government units, (8) manage interest rate risk, (9) explore new business opportunities, and (10) manage capital. There can be no assurance that we will be able to effectively implement this strategy. The Company’s strategy is subject to change by the Board of Directors.

          Multi-Family Residential, Commercial Real Estate and One-to-Four Family Lending. In recent years, we have emphasized the origination of higher-yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. We expect to continue this emphasis on higher-yielding mortgage loan products.

          The following table shows loan originations and purchases during 2008, and loan balances as of December 31, 2008.

	Loan Originations and Purchases	Loan Balances December 31, 2008	Percent of Gross Loans

	(Dollars in thousands)
Multi-family residential	$153,023	$999,185	33.81%
Commercial real estate	182,357	752,120	25.46
One-to-four family — mixed-use property	118,270	751,952	25.45
One-to-four family — residential	119,622	238,711	8.08
Co-operative apartment	800	6,566	0.22
Construction	30,673	103,626	3.51
Small Business Administration	10,303	19,671	0.67
Taxi Medallion	7,101	12,979	0.44
Commercial Business and Other	45,451	69,759	2.36

Total	$667,600	$2,954,569	100.00%

          Our increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. To date, we have not experienced significant losses in our multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios, though we have increased our provisions for loan losses based on our evaluation of losses inherent in the loan portfolio, which have increased due to the national and local economic downturn in 2008.

          Transition to a More ‘Commercial-like’ Banking Institution. We established a business banking unit during 2006 staffed with a team of experienced commercial bankers. We have developed a complement of deposit, loan and cash management products to support this initiative, and expanded these product offerings during 2007. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide us with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help us manage our interest-rate risk. Commercial business loans are generally viewed as having a higher risk than real estate loans, and could require us to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained. To date, we have not experienced significant losses in our commercial business loan portfolio, and have determined that, at this time, additional provisions are not required.

          Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens. We serve many diverse communities in the metropolitan area. Branches are staffed with employees from their local neighborhoods who speak over 35 different languages, enabling residents of these neighborhoods to speak to our banking specialists in the language they are familiar with and the customs they are used to. We are active in many community organizations. We have an Asian Advisory Board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community.

          Maintain Asset Quality. By adherence to our strict underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $1.2 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively. We seek to maintain our loans in performing status through, among other things, strict collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Savings Bank on a monthly basis. We have sold and may continue to sell delinquent mortgage loans. We sold 32 delinquent mortgage loans totaling $13.6 million and 45 delinquent mortgage loans totaling $33.9 million during the years ended December 31, 2008 and 2007, respectively. The terms of these loan sales included cash due upon closing of the sale, no contingencies or recourse to us, servicing is released to the buyer and time is of the essence. We realized gross gains of $74,000 and gross losses of $224,000 on the sale of these loans in 2008. We realized gross gains of $332,000 and no gross losses on the sale of these loans in 2007. There can be no assurances that we will continue this strategy in future periods, or if continued, that we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $40.7 million and $5.9 million at December 31, 2008 and 2007, respectively. Non-performing assets as a percentage of total assets were 1.03% and 0.18% at December 31, 2008 and 2007, respectively.

          Manage Deposit Growth and Maintain Low Cost of Funds, Utilizing the Internet to Grow Deposits. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In November 2006, we launched an internet branch, “iGObanking.com®” a division of the Savings Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York as an additional source of deposits. We also obtain deposits through brokers and the CDARS® network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In creating “iGObanking.com®”, our strategy is to reduce our reliance on wholesale borrowings. In addition, the Banks are members of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. These borrowings help us fund asset growth and increase net interest income. During 2008, we realized an increase in due to depositors of $434.7 million and an increase in borrowed funds of $66.4 million.

          Cross Sell to Lending and Deposit Customers. A significant portion of our lending and deposit customers do not have both their loans and deposits with us. We intend to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded in the past three years and are expected to be further expanded in 2009 to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

          Actively Pursue Deposits From Local Area Governmental Units. During 2007, we formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. The Commercial Bank offers a full range of deposit products to municipalities and New York State, similar to the products currently being offered by the Savings Bank, but does not make loans. At December 31, 2008, the Commercial Bank had $211.8 million of deposits.

          Manage Interest Rate Risk. We seek to manage our interest rate risk by actively reviewing the repricing and maturities of our interest rate sensitive assets and liabilities. The mix of loans we originate (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions. We seek to manage the interest rate risk of our loan portfolio by actively managing our security portfolio and borrowings. By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, we have the ability to manage the combined interest rate sensitivity of our assets. See “- Interest Rate Sensitivity Analysis.” Additionally, we seek to balance the interest rate sensitivity of our assets by managing the maturities of our liabilities. During 2008, we extended the maturity of our borrowings as they matured, and focused on attracting longer-term certificates of deposit and brokered deposits. In addition, management’s expectation is that the new deposits generated from our internet branch, “iGObanking.com®,” will help to lessen our long standing dependency on wholesale borrowings.

          Explore New Business Opportunities. We have in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches. We have in the past opened new branches. In 2006, the Company completed the acquisition of Atlantic Liberty Savings and opened a branch in Bayside, Queens. Two branches were also opened in Queens in the first quarter of 2007, and one branch has been opened in Nassau County in the first quarter of 2009. We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve, and will be accretive to earnings.

          Manage Capital. The Savings Bank faces several minimum capital requirements imposed by the OTS. These requirements limit the dividends the Savings Bank is allowed to pay to Flushing Financial Corporation, and can limit the annual growth of the Savings Bank. As part of the strategy to find ways to best utilize our available capital, we have, in the past, repurchased shares of our common stock. We did not repurchase any of our common stock during 2008. At December 31, 2008, 362,050 shares remain to be repurchased under the current stock repurchase program. We had no shares held in treasury and had 21,625,709 shares outstanding at December 31, 2008.

          Trends and Contingencies. Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates rose during the first half of 2006, remained at those levels throughout most of 2007, and declined throughout 2008, we remained strategically focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced. We also established a business banking unit during the second half of 2006, and launched an internet branch in November 2006.

          Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with our investments in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

          During the first half of 2006, the Federal Reserve’s Federal Open Market Committee (“FOMC”) increased short term interest rates through their meeting in June, while longer-term interest rates remained relatively stable. As a result, the yield curve flattened to the point where there was little difference between the rate on overnight funds and the rate on ten year bonds. During the second half of 2006 and through September 2007, the FOMC maintained the overnight rate, while longer term rates declined, resulting in an inverted yield curve. As a result, our net interest margin declined as the spread between the rate we received on loans originated narrowed compared to the rate paid on new deposits. The FOMC began lowering the overnight interest rate in the fourth quarter of 2007, and the treasury yield curve returned to a more normal slope by the end of 2007. The FOMC continued to lower the overnight interest rate throughout 2008, and the treasury yield curve remained positively sloped throughout 2008. Since demand remained strong for our higher-yielding loan products, we grew our loan portfolio $258.5 million in 2008. We funded this growth with principal payments received on our securities portfolio, deposit growth, and borrowings. At December 31, 2008, we had loan applications in process of $185.4 million.

          During the year ended December 31, 2008, certificates of deposit increased $269.1 million, while lower-costing core deposits increased $165.6 million. To fund the strong demand for our loan products and the growth in our securities portfolio, the growth in deposits was augmented by an increase in borrowed funds. The total increase in borrowed funds during 2008 was $66.4 million. The cost of funds declined to 3.85% in the fourth quarter of 2008 from 4.54% in the fourth quarter of 2007.

          As a result of our balance sheet growth, net interest income increased $16.8 million to $87.7 million in 2008 from $70.9 million in 2007. The net interest rate spread increased 20 basis points to 2.43% for 2008 as compared to 2.23% for 2007. The net interest margin increased 16 basis points to 2.60% for 2008 as compared to 2.44% for 2007. The net interest margin increased to 2.55% in the fourth quarter of 2008 as compared to 2.31% in the fourth quarter of 2007.

          We are unable to predict the direction of future interest rate changes. However, the FOMC reduced short-term interest rates from September 2007 through December 2008, and the treasury yield curve has returned to a more normal slope. Approximately 46% of our certificates of deposit accounts and borrowed funds reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

          During 2008, the nation’s economy was generally considered to be in a recession. The housing market in the United States saw a significant slowdown during 2008 and 2007, and foreclosures of single family homes rose from the levels seen in the prior five years. Commercial vacancies started to increase in the second half of 2008. The national and regional unemployment rates increased during 2008. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit to meet their financial obligations. We saw an increase in our non-performing loans to $40.0 million at December 31, 2008, and we recorded a $5.6 million provision for possible loan losses in 2008. However, we also saw an increase in our loan portfolio and deposits in 2008. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

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

          The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 13% and 22%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2008

	Three Months And Less	More Than Three Months To One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total

	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$315,397	$485,723	$1,006,718	$738,556	$264,705	$41,061	$2,852,160
Other loans	69,025	11,379	11,936	4,387	5,682	—	102,409
Short-term securities (1)	21,901	—	—	—	—	—	21,901
Securities available for sale:
Mortgage-backed securities	66,225	129,092	310,260	98,994	45,844	24,349	674,764
Other	19,114	17,810	—	11,258	8,668	15,647	72,497

Total interest-earning assets	491,662	644,004	1,328,914	853,195	324,899	81,057	3,723,731

Interest-Bearing Liabilities
Savings accounts	19,778	59,334	158,224	61,130	61,129	—	359,595
NOW accounts	—	—	—	—	—	265,762	265,762
Money market accounts	9,951	29,853	79,608	79,608	107,158	—	306,178
Certificate of deposit accounts	291,466	603,028	469,508	52,369	20,079	—	1,436,450
Mortgagors’ escrow deposits	—	—	—	—	—	31,225	31,225
Borrowed funds	153,300	140,757	417,313	259,579	168,000	—	1,138,949

Total interest-bearing liabilities (2)	$474,495	$832,972	$1,124,653	$452,686	$356,366	$296,987	$3,538,159

Interest rate sensitivity gap	$17,167	$(188,968)	$204,261	$400,509	$(31,467)	$(215,930)	$185,572
Cumulative interest-rate sensitivity gap	$17,167	$(171,801)	$32,460	$432,969	$401,502	$185,572
Cumulative interest-rate sensitivity gap as a percentage of total assets	0.43%	-4.35%	0.82%	10.96%	10.17%	4.70%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	103.62%	86.86%	101.33%	115.01%	112.39%	105.24%

(1)	Consists of interest-earning deposits.

(2)	Does not include non-interest bearing demand accounts totaling $69.6 million at December 31, 2008.

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

Interest Rate Risk

          Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets which could adversely affect our results of operations if such assets were sold, or, in the case of securities classified as available for sale, decreases in our stockholders’ equity if such securities were retained.

          We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2008. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2008, we are within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio Value Ratio

Change in Interest Rate	Net Interest Income		Net Portfolio Value

	2008	2007	2008	2007	2008	2007

-200 basis points	0.27%	0.45%	12.57%	16.42%	10.10%	8.12%
-100 basis points	0.37	1.62	8.70	10.29	9.89	7.82
Base interest rate	―	―	―	―	9.26	7.23
+100 basis points	-3.38	-4.56	-13.31	-9.55	8.20	6.68
+200 basis points	-9.25	-10.32	-28.59	-21.14	6.93	5.96

Analysis of Net Interest Income

          Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

          The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,

	2008				2007				2006

	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,731,823	$182,832	6.69%		$2,438,479	$167,537	6.87%		$2,035,145	$138,524	6.81%
Other loans, net (1)(2)	110,110	7,172	6.51		95,771	7,450	7.78		47,500	3,566	7.51

Total loans, net	2,841,933	190,004	6.69		2,534,250	174,987	6.90		2,082,645	142,090	6.82

Mortgage-backed securities	420,815	21,836	5.19		300,196	14,945	4.98		302,527	13,865	4.58
Other securities	82,351	4,267	5.18		51,767	2,923	5.65		38,113	1,757	4.61

Total securities	503,166	26,103	5.19		351,963	17,868	5.08		340,640	15,622	4.59

Interest-earning deposits and federal funds sold	32,350	594	1.84		15,222	707	4.64		14,533	672	4.62

Total interest-earning assets	3,377,449	216,701	6.42		2,901,435	193,562	6.67		2,437,818	158,384	6.50

Other assets	184,377				164,966				125,906

Total assets	$3,561,826				$3,066,401				$2,563,724

Interest-bearing liabilities:
Deposits:
Savings accounts	$365,885	7,793	2.13		$310,457	7,574	2.44		$265,421	4,031	1.52
NOW accounts	147,003	3,688	2.51		57,915	913	1.58		43,052	202	0.47
Money market accounts	303,776	9,704	3.19		294,402	12,425	4.22		235,642	8,804	3.74
Certificate of deposit accounts	1,275,964	55,501	4.35		1,168,620	57,029	4.88		1,001,438	43,757	4.37

Total due to depositors	2,092,628	76,686	3.66		1,831,394	77,941	4.26		1,545,553	56,794	3.67
Mortgagors’ escrow accounts	35,465	68	0.19		32,403	76	0.23		29,275	63	0.22

Total interest-bearing deposits	2,128,093	76,754	3.61		1,863,797	78,017	4.19		1,574,828	56,857	3.61
Borrowed funds	1,107,634	52,218	4.71		897,821	44,607	4.97		715,324	33,823	4.73

Total interest-bearing liabilities	3,235,727	128,972	3.99		2,761,618	122,624	4.44		2,290,152	90,680	3.96

Non interest-bearing demand deposits	71,613				65,508				60,991
Other liabilities	21,413				18,668				18,345

Total liabilities	3,328,753				2,845,794				2,369,488
Equity	233,073				220,607				194,236

Total liabilities and equity	$3,561,826				$3,066,401				$2,563,724

Net interest income / net interest rate spread (3)		$87,729	2.43%			$70,938	2.23%			$67,704	2.54%

Net interest-earning assets / net interest margin (4)	$141,722		2.60%		$139,817		2.44%		$147,666		2.78%

Ratio of interest-earning assets to interest-bearing liabilities			1.04	X			1.05	X			1.06	X

(1)	Average balances include non-accrual loans.

(2)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.7 million, $3.7 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Increase (Decrease) in Net Interest Income

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007			Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net

	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$19,768	$(4,473)	$15,295	$27,778	$1,235	$29,013
Other loans, net	1,031	(1,309)	(278)	3,752	132	3,884
Mortgage-backed securities	6,237	654	6,891	(109)	1,189	1,080
Other securities	1,604	(260)	1,344	716	450	1,166
Interest-earning deposits and federal funds sold	481	(594)	(113)	32	3	35

Total interest-earning assets	29,121	(5,982)	23,139	32,169	3,009	35,178

Interest-Bearing Liabilities:
Deposits:
Savings accounts	1,252	(1,033)	219	776	2,767	3,543
NOW accounts	2,007	768	2,775	91	620	711
Money market accounts	386	(3,107)	(2,721)	2,391	1,230	3,621
Certificate of deposit accounts	4,976	(6,504)	(1,528)	7,812	5,460	13,272
Mortgagors’ escrow accounts	6	(14)	(8)	9	4	13
Other borrowed funds	10,033	(2,422)	7,611	8,995	1,789	10,784

Total interest-bearing liabilities	18,660	(12,312)	6,348	20,074	11,870	31,944

Net change in net interest income	$10,461	$6,330	$16,791	$12,095	$(8,861)	$3,234

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

          General. Diluted earnings per share increased 7.8% to $1.10 for the year ended December 31, 2008 from $1.02 for the year ended December 31, 2007. Net income for the year ended December 31, 2008 was $22.3 million, an increase of $2.1 million, or 10.3%, from the $20.2 million earned in the year ended December 31, 2007. The years ended December 31, 2008 and 2007 include after-tax other-than-temporary impairment charges of $15.3 million, or $0.76 per diluted share, and $2.6 million, or $0.13 per diluted share, respectively, related to the Company’s investments in preferred stock of Freddie Mac and Fannie Mae. The years ended December 31, 2008 and 2007 also include net after-tax gains attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 of $11.2 million, or $0.55 per diluted share, and $1.5 million, or $0.08 per diluted share, respectively. Net interest income for the year ended December 31, 2008 was $87.7 million, an increase of $16.8 million, or 23.7% from $70.9 million for the year ended December 31, 2007. Non-interest income decreased $3.3 million, or 32.0%, as increases seen in most sources of income were more than offset by the other-than-temporary impairment charge. Non-interest expense increased $4.7 million, or 9.4%, primarily due to expenditures related to our growth and expansion, and an increase in deposit insurance expense.

          Return on average assets decreased to 0.62% for the year ended December 31, 2008 from 0.66% for the year ended December 31, 2007. Return on average equity increased to 9.55% for the year ended December 31, 2008 from 9.15% for the year ended December 31, 2007.

          Interest Income. Interest income increased $23.1 million, or 12.0%, to $216.7 million for the year ended December 31, 2008 from $193.6 million for the year ended December 31, 2007. This is the result of a $476.0 million increase in the average balance of interest-earning assets during 2008 compared to 2007, partially offset by a 25 basis point decrease in the yield of interest-earning assets during 2008 compared to 2007. The decline in the yield of interest-

earning assets was primarily due to a 21 basis point reduction in the yield of the loan portfolio combined with a $168.3 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets. The 21 basis point reduction in the yield of the loan portfolio to 6.69% for the year ended December 31, 2008 from 6.90% for the year ended December 31, 2007 was primarily the result of adjustable rate loans adjusting downward, as rates declined throughout 2008. Additionally, an increase in non-accrual loans has reduced the yield of the loan portfolio. The yield was positively impacted by the average rate on mortgage loans originated during the past twelve months being higher than the average rate of both the existing loan portfolio and mortgage loans that were paid-in-full during the period. The yield on the mortgage loan portfolio declined 18 basis points to 6.69% for the year ended December 31, 2008 from 6.87% for the year ended December 31, 2007. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 17 basis points to 6.55% for the year ended December 31, 2008 from 6.72% for the year ended December 31, 2007. The decline in the yield of interest-earning assets was partially offset by an increase of $307.7 million in the average balance of the loan portfolio to $2,841.9 million for the year ended December 31, 2008.

          Interest income from securities increased $8.2 million, as the average balance increased $151.2 million for the year ended December 31, 2008 to $503.2 million, combined with an 11 basis point increase in the yield to 5.19% during 2008 from 5.08% during 2007. The increase in the average balance of the securities portfolios was primary to support the activities of Flushing Commercial Bank. Interest income from interest-bearing deposits and federal funds sold decreased $0.1 million as an increase in the average balance of $17.1 million for the year ended December 31, 2008 to $32.4 million was more than offset by a decrease in the yield to 1.84% during 2008 from 4.64% during 2007.

          Interest Expense. Interest expense increased $6.3 million, or 5.2%, to $129.0 million for the year ended December 31, 2008 from $122.6 million for the year ended December 31, 2007. An increase of $474.1 million in the average balance of interest-bearing liabilities was partly offset by a 45 basis point decrease in the cost of interest-bearing liabilities to 3.99% for the year ended December 31, 2008 from 4.44% for the year ended December 31, 2007. The decrease in the cost of interest-bearing liabilities is primarily attributed to the FOMC lowering the overnight interest rate to a range of 0.00% to 0.25% as of December 31, 2008. Certificates of deposit, money market accounts and saving accounts decreased 53 basis points, 103 basis points and 31 basis points respectively, for the year ended December 31, 2008 compared to the year ended December 31, 2007. NOW accounts increased 93 basis points for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the introduction and promotion of new products which, although carrying a higher rate than other products in these types of accounts, had a lower rate during the year ended December 31, 2008 than the average cost of deposits. This resulted in a decrease in the cost of due to depositors of 60 basis points to 3.66% for the year ended December 31, 2008 compared to 4.26% for the year ended December 31, 2007. The cost of borrowed funds also decreased 26 basis points to 4.71% for the year ended December 31, 2008 compared to 4.97% for the year ended December 31, 2007. The average balance of higher-costing certificates of deposit and borrowed funds increased $107.3 million and $209.8 million, respectively, for the year ended December 31, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $153.9 million for the year ended December 31, 2008 compared to the prior year period.

          Net Interest Income. Net interest income for the year ended December 31, 2008 totaled $87.7 million, an increase of $16.8 million, or 23.7%, from $70.9 million for 2007. The net interest spread increased 20 basis points to 2.43% for 2008 from 2.23% in 2007. The yield on interest-earning assets decreased 25 basis points to 6.42% for the year ended December 31, 2008 from 6.67% for the year ended December 31, 2007. However, this was more than offset by a decline in the cost of funds of 45 basis points to 3.99% for the year ended December 31, 2008 from 4.44% for the comparable prior year period. The net interest margin improved 16 basis points to 2.60% for the year ended December 31, 2008 from 2.44% for the year ended December 31, 2007. Excluding prepayment penalty income, the net interest margin would have been 2.48% and 2.32% for the years ended December 31, 2008 and 2007, respectively.

          Provision for Loan Losses. A provision for loan losses of $5.6 million was recorded for the year ended December 31, 2008. There was no provision for loan losses for the year ended December 31, 2007. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The provision for loan losses recorded in 2008 was primarily due to an increase in non-performing loans. This increase in non-performing loans primarily consists of mortgage loans that are located in the New York City metropolitan market. Historically, we have not incurred losses on mortgage loans, primarily due to our conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and current economic uncertainties, management, as a result of the regular quarterly analyses of the allowance for loans losses, deemed it necessary to record additional provisions for possible loan losses in the year ended December 31, 2008. The ratio of non-performing loans to gross loans was 1.35% and 0.22% at December 31, 2008 and 2007, respectively. The allowance for loan losses as percentage of non-performing loans was 28% and 113% at December 31, 2008 and 2007, respectively. The ratio of allowance for loan losses to gross loans was 0.37% and 0.25% at December 31, 2008 and 2007, respectively. The Company experienced net charge-offs of $1.2 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

          Non-Interest Income. Non-interest income decreased $3.3 million, or 32.0%, for the year ended December 31, 2008 to $7.0 million, as compared to $10.3 million for the year ended December 31, 2007. Increases of $17.4 million in the net gain attributed to changes in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159, $0.2 million in dividends received from FHLB-NY stock, and $0.5 million in income from Bank Owned Life Insurance were more than offset by a $0.5 million decrease in fee income and a $22.9 million increase in other-than-temporary impairment charges recorded during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The net gain in fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 was primarily the result of widening credit spreads in credit markets on trust preferred securities and the related junior subordinated debentures. The other-than-temporary impairment charges in both years were on the preferred stock issues of Freddie Mac and Fannie Mae, two government sponsored entities. These preferred shares have been written down to their market value of $0.6 million at December 31, 2008. The year ended December 31, 2008 includes income of $2.4 million representing a partial recovery of a loss sustained in 2002, on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement, and was included in Other Income.

          Non-Interest Expense. Non-interest expense was $54.8 million for the year ended December 31, 2008, an increase of $4.7 million, or 9.4%, from $50.1 million for the year ended December 31, 2007. The increase from the comparable prior year period is primarily attributed to increases of: $2.6 million in employee salary and benefits, $0.6 million in professional services and $0.4 million in data processing expense, each of which is primarily attributed to the growth of the Bank over the past twelve months. Additionally, other operating expense increased $1.2 million, primarily due to an increase in deposit insurance expense. The efficiency ratio was 58.4% and 60.2% for the years ended December 31, 2008 and 2007, respectively.

          Income Tax Provisions. Income tax expense for the year ended December 31, 2008 increased $1.1 million to $12.1 million, compared to $10.9 million for the year ended December 31, 2007. This increase is primarily attributed to the increase of $3.2 million in income before income taxes. The effective tax rate was 35.1% for the year ended December 31, 2008, the same as that for the year ended December 31, 2007.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

          General. Diluted earnings per share decreased 10.5% to $1.02 for the year ended December 31, 2007 from $1.14 for the year ended December 31, 2006. Net income for the year ended December 31, 2007 was $20.2 million, a decrease of $1.5 million, or 6.7%, from the $21.6 million earned in the year ended December 31, 2006. The year ended December 31, 2007 included an after-tax other-than-temporary impairment charge of $2.6 million, or $0.13 per diluted share, related to the Company’s investments in preferred stock of Freddie Mac and Fannie Mae. Net interest income for the year ended December 31, 2007 was $70.9 million, an increase of $3.2 million, or 4.8% from $67.7 million for the year ended December 31, 2006. Non-interest income increased $0.5 million, or 4.7%, as increases seen in most sources of income were partially offset by the other-than-temporary impairment charge. Non-interest expense increased $7.3 million, or 17.2%, primarily due to expenditures related to our growth and expansion.

          Return on average assets decreased to 0.66% for the year ended December 31, 2007 from 0.84% for the year ended December 31, 2006. Return on average equity declined to 9.15% for the year ended December 31, 2007 from 11.14% for the year ended December 31, 2006.

          Interest Income. Interest income increased $35.2 million, or 22.2%, to $193.6 million for the year ended December 31, 2007 from $158.4 million for the year ended December 31, 2006. This was the result of a $463.6 million increase in the average balance of interest-earning assets during 2007 compared to 2006, combined with a 17 basis point increase in the yield of interest-earning assets during 2007 compared to 2006. The increase in the yield of interest-earning assets was primarily due to an increase of $451.6 million in the average balance of the higher-yielding loan portfolio to $2,534.3 million. The yield on the mortgage loan portfolio increased six basis points to 6.87% for the year ended December 31, 2007 from 6.81% for the year ended December 31, 2006. The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased nine basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was due to the average rate of 7.13% on new mortgage loans originated during the year ended December 31, 2007 being above the average rate on both the loan portfolio and loans that were paid-in-full during the year. Excluding prepayment penalties from interest income, the yield on loans would have been 6.76% and 6.65%, and the yield on total interest-earning assets would have been 6.55% and 6.35%, in each case, for the years ended December 31, 2007 and 2006, respectively.

          Interest income from securities increased $2.2 million, as the average balance increased $11.3 million for the year ended December 31, 2007 to $352.0 million, combined with a 49 basis point increase in the yield to 5.08% during 2007 from 4.59% during 2006. The increase in the average balance of the securities portfolios was the result of several leverage transactions during the second half of 2007 that were completed to increase net interest income.

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

          Provision for Loan Losses. There was no provision for loan losses for the years ended December 31, 2007 and 2006. In assessing the adequacy of the Company’s allowance for loan losses, management considered the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. In recent years, we had seen a significant improvement in our loss experience, and an improvement in local economic conditions and real estate values. As a result of these improvements, and despite the growth in the loan portfolio, primarily in multi-family residential, commercial, and one-to-four family mixed-use property mortgage loans, no adjustment to the allowance for loan losses was deemed necessary for the years ended December 31, 2007 and 2006. The ratio of non-performing loans to gross loans was 0.22% and 0.13% at December 31, 2007 and 2006, respectively. The allowance for loan losses as percentage of non-performing loans was 113% and 226% at December 31, 2007 and 2006, respectively. The ratio of allowance for loan losses to gross loans was 0.25% and 0.30% at December 31, 2007 and 2006, respectively. The Company experienced net charge-offs of $424,000 and $81,000 for the years ended December 31, 2007 and 2006, respectively.

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

          Non-Interest Expense. Non-interest expense was $50.1 million for the year ended December 31, 2007, an increase of $7.3 million, or 17.2%, from $42.7 million for the year ended December 31, 2006. The increase from the comparable prior year period was primarily attributed to increases of: $3.2 million in employee salary and benefit expenses related to additional employees for the additional branches, business banking initiative and the internet banking division, $1.0 million in occupancy and equipment costs primarily related to increased rental expense, $0.8 million in depreciation primarily due to additional locations, $1.1 million in professional services, $1.0 million in data processing expense, and $0.3 million in other operating expenses primarily related to the additional branches and employees. The efficiency ratio was 60.2% and 55.2% for the years ended December 31, 2007 and 2006, respectively.

          Income Tax Provisions. Income tax expense for the year ended December 31, 2007 decreased $2.2 million to $10.9 million, compared to $13.1 million for the year ended December 31, 2006. This decrease was primarily attributed to the decrease of $3.6 million in income before income taxes. The effective tax rate decreased to 35.1% for the year ended December 31, 2007 from 37.7% for the year ended December 31, 2006. The decrease in the effective tax rate was due to the increased impact on income from tax preference items, primarily BOLI income.

Liquidity, Regulatory Capital and Capital Resources

          Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2008, the Savings Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2008, the Savings Bank may borrow up to $1,184.4 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2008, the Savings Bank had $854.9 million in FHLB-NY advances and $28.3 million in overnight lines of credit outstanding. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $33.1 million (which are included in Borrowed Funds) and the Savings Bank had $222.7 million in repurchase agreements to fund lending and investment opportunities. (See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

          Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $30.4 million, a decrease of $5.7 million from December 31, 2007. We also held marketable securities available for sale with a carrying value of $747.3 million at December 31, 2008.

          At December 31, 2008, we had commitments to extend credit (principally real estate mortgage loans) of $66.8 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $92.9 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

          Our total interest and operating expenses in 2008 were $129.0 million and $54.8 million, respectively. Certificate of deposit accounts that are scheduled to mature in one year or less as of December 31, 2008 totaled $894.5 million.

          We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors. The employee pension plan is the only plan that we have funded. During 2008, we did not make a contribution to the employee pension plan, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. We expect to pay similar amounts for these plans in 2009. (See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 5.87% for 2008. This decline in the discount rate has resulted in an increase in our APBO.

          The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, the rate of increase in future compensation levels, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2008, our employee pension plan has a $9.1 million unrecognized loss. The non-employee director plan, and the medical and life insurance plans have a $0.4 million and $0.1 million unrecognized gain, respectively, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years and the net decline in the market value of the pension plan’s investments during 2008, which was the result of the decline in the major stock markets. The medical and insurance plans’ unrecognized gain is attributed to a reduction in medical premiums. In addition, the non-employee director pension plan and the medical and life insurance plans have unrecognized past service liabilities of $0.4 million and $0.1 million, respectively, due to plan amendments in prior years. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $5.1 million as of December 31, 2008.

          The change in the discount rate, the reduction in medical premiums, and the freezing of the employee defined benefit pension plan are the only significant changes made to the assumptions used for these plans for each of the years in the three years ended December 31, 2008. During the first two years in this time period, the actual return on the employee pension plan’s assets has approximated the assumed return used to determine the periodic pension expense. During 2008, the return on the pension plan’s assets was negative due to the decline in the major stock markets. Our actuaries had assumed a positive return on the plan’s assets for 2008.

          The market value of the assets of our employee pension plan is $11.1 million at December 31, 2008, which is $4.8 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

          During 2008, funds provided by our operating activities amounted to $29.3 million. These funds, together with $599.3 million provided by financing activities, were utilized to fund net investing activities of $634.4 million. Funds provided by financing activities were primarily the result of growth in due to depositors of $433.9 million and net borrowings of $94.5 million. Principal payments and calls on loans and securities provided additional funds. Our primary investment activity is the origination of loans, and the purchase of mortgage-backed securities. During 2008, we had loan originations and purchases of $667.6 million. In addition during 2008, we purchased $510.2 million of mortgage-backed and other securities.

          At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2008 was $2.5 million. In the unlikely event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Savings Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Savings Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Savings Bank, Flushing Financial Corporation is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. Flushing Financial Corporation is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. Due to our participation in the U.S. Treasury’s Capital Purchase Program, Flushing Financial Corporation will not be able to increase its dividend payments per common share above the amount paid for the fourth quarter of 2008 without first obtaining approval from the U.S. Treasury.

          Regulatory Capital Position. Under applicable regulatory capital regulations, the Banks are required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2008 and 2007, each of the Banks exceeded each of their three regulatory capital requirements. (See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program

          Throughout this recessionary environment, we have remained a profitable, “well capitalized” institution, so it was not without significant consideration that we elected to participate in the U.S. Treasury’s (“Treasury”) Capital Purchase Program. On December 19, 2008, we issued 70,000 shares of the preferred stock (with a liquidation preference value of $1,000 per share) and a warrant to purchase 751,611 shares of the Company’s common stock at $13.97 per share to the Treasury for an aggregate purchase price of $70.0 million. We did so because our historically strong ability to grow deposits and make quality loans enables the Savings Bank to put this additional capital to good work. Our job as a community bank will be to use these funds to help generate economic activity and provide a positive financial return for the U.S. taxpayer and our shareholders. Since we received this investment, we have expanded our efforts in the multi-family lending business at note rates below those we normally charge to provide some relief to these borrowers and help support this part of the housing industry which is vital to the markets we serve. We have also expanded our efforts in the taxi medallion business at note rates below those we normally charge to provide some relief to these operators and help support an industry which is vital to the local economy. Since obtaining this additional capital, we have also purchased $162.3 million of mortgage-backed securities issued by GNMA, FNMA or FHLMC. This expansion of lending and purchase of securities should provide a return to support the additional capital and eventually redeem this investment, while at the same time providing a return for our current shareholders.

Critical Accounting Policies

          The Company’s accounting policies are integral to understanding the results of operations and statement of financial condition. These policies are described in the Notes to Consolidated Financial Statements. Several of these policies require management’s judgment to determine the value of the Company’s assets and liabilities. The Company has established detailed written policies and control procedures to ensure consistent application of these policies. The Company has identified four accounting policies that require significant management valuation judgment: the allowance for loan losses, fair value of financial instruments, goodwill impairment and income taxes.

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

          Fair Value of Financial Instruments. Effective January 1, 2007, we adopted SFAS No. 157, “Fair Value Measurements”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB No. 115.” (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.) SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowed funds. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the consolidated statements of income. Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. We elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a face amount of $61.8 million that was issued during 2007. We also elected to measure at fair value securities that were purchased during 2007 at a cost of $21.4 million.

          The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as Available for Sale and are carried at fair value in the consolidated statements of financial position, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the consolidated statements of income. During 2008 and 2007, we recorded other-than-temporary impairment charges of $27.6 million and $4.7 million, respectively, for certain preferred stocks.

          Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using level 2 inputs, which requires judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The preferred stocks for which other-than-temporary impairment charges were recorded in 2008 and 2007 were valued using a level 1 input.

          Goodwill Impairment. Goodwill is presumed to have an indefinite life and is tested for impairment, rather than amortized, on at least an annual basis. For the purpose of goodwill impairment testing, management has concluded that the Company has one reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, there is no impairment of goodwill. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to determine if a write down of goodwill is required.

          According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measurement, when available. Other acceptable valuation methods include an asset approach, which determines a fair value based upon the value of assets net of liabilities, an income approach, which determines fair value using one or more methods that convert anticipated economic benefits into a present single amount, and a market approach, which determines a fair value based on the similar businesses that have been sold.

          The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2008 and 2007 did not show an impairment of goodwill based on the fair value of the Company.

          Income Taxes. The Company estimates its income taxes payable based on the amounts it expects to owe to the various taxing authorizes (i.e. federal, state and local). In estimating income taxes, management assesses the relative merits and risks of the tax treatment of transactions, taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position. Management also relies on tax opinions, recent audits, and historical experience.

         The Company also recognizes deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on evidence available at the time the estimate is made. These estimates can be effected by changes to tax laws, statutory tax rates, and future income levels.

Contractual Obligations

	Payments Due By Period

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)
Borrowed funds	$1,138,949	$284,057	$603,313	$251,579	$—
Deposits	2,468,834	1,926,878	469,508	52,369	20,079
Loan commitments	159,713	159,713	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	25,093	2,928	5,815	4,330	12,020
Purchase obligations	12,269	3,433	4,418	4,418	—
Pension and other postretirement benefits	11,594	415	904	970	9,305
Deferred compensation plans	3,851	299	598	532	2,422

Total	$3,820,303	$2,377,723	$1,084,556	$314,198	$43,826

          We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowed funds. We also use borrowed funds to manage our interest-rate risk. We have the means to refinance these borrowings as they mature through its financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 6 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2008, we had commitments to extend credit and lines of credit of $159.7 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          At December 31, 2008, the Savings Bank had fourteen branches, eight of which are leased, and the Commercial Bank utilized space within one of the Savings Bank’s branch offices. The Savings Bank leases its branch locations primarily when it is not the sole tenant. Whether the Savings Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices.

          We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

          The amounts shown for pension and other postretirement benefits reflect our employee and directors’ pension plans, the supplemental retirement benefits of our president, and amounts due under its plan for medical and life insurance benefits for retired employees. The amount shown in the “Less Than 1 Year” column represents our current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in columns reflecting periods over one year represent our current estimate based on the past year’s actual disbursements and information supplied by actuaries. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More Than 5 Years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, since these are unfunded plans and the underfunded portion of the employee pension plan. (See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

          We currently provide a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president (certain officers who had achieved the level of at least vice president are included in this plan under previously existing guidelines). In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Employees do not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts we will contribute to a rabbi trust with respect to matching contributions under these plans, and the amounts to be paid from the rabbi trust to two executives who have retired. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

Impact of New Accounting Standards

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of SFAS No. 109.” FIN 48 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” by defining a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Entities should evaluate a tax position to determine if it is more likely than not that a position will be sustained on examination by taxing authorities. FIN 48 defines more likely than not as “a likelihood of more than 50 percent.” FIN 48 also requires certain disclosures, including the amount of unrecognized tax benefits that if recognized would change the effective tax rate, information concerning tax positions for which a significant increase or decrease in the unrecognized tax benefit liability is reasonably possible in the next 12 months, a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, and tax years that remain open for examination by major jurisdictions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. The Statement was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s results of operations or financial condition.

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

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Accumulated Other Comprehensive Income; (2) recognized as a component of Accumulated Other Comprehensive Income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.” An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its fiscal year ending after December 15, 2006. For the Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement resulted in a charge to Accumulated Other Comprehensive Income, and a corresponding reduction of stockholders’ equity, of $1.2 million, net of taxes, at December 31, 2006.

          In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year prior to the effective date, provided the election is made prior to the issuance of financial statements for that year or portion thereof, and the election is made within 120 days of the beginning of that fiscal year. Early adoption of SFAS No. 159 also requires the early adoption of SFAS No. 157. The impact of adopting this statement on the Company’s consolidated financial statements is discussed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion 12, “Omnibus Opinion”, when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2007 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 was effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 06-4 resulted in a $1.1 million charge to stockholders’ equity.

          In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s results of operations or financial condition.

          In December 2007, the FASB issue SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Since this statement is effective for business combinations for which the Company is the acquirer that occur after December 31, 2008, the Company is unable, at this time, to determine the impact of this statement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. Adoption of SFAS No. 160 on January 1, 2008 did not have a material impact on the Company’s results of operations or financial condition.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133.” The statement requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of SFAS No. 161 on January 1, 2008 did not have a material impact on the Company’s results of operations or financial condition.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The statement identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Statement became effective 60 days following the SEC’s approval, on September 16, 2008, of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of SFAS No. 162 did not have a material impact on the Company’s results of operations or financial condition.

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities under this FSP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. Adoption of this FSP is not expected to have a material impact on our computation of EPS.

          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available. This FSP was effective upon issuance. The impact of adopting this FSP on the Company’s consolidated financial statements is discussed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP clarifies that the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The FSP also expands the disclosures related to these objectives. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes, although application of the provisions of the FSP to prior periods is permitted. Early adoption is not permitted.

          In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amended EITF Issue No. 99-20 to align the impairment guidance in Issue 99-20 with that in paragraph 16 of SFAS No. 115 and related implementation guidance. The FSP was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          This information is contained in the section captioned “Interest Rate Risk” on page 56 and in Notes 13 and 14 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition

	December 31, 2008	December 31, 2007

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$30,404	$36,148
Securities available for sale:
Mortgage-backed securities (including assets pledged of $549,339 and $302,446 at December 31, 2008 and 2007, respectively; $110,833 and $133,051 at fair value pursuant to the fair value option at December 31, 2008 and 2007, respectively)	674,764	362,729
Other securities ($28,688 and $30,986 at fair value pursuant to the fair value option at December 31, 2008 and 2007, respectively)	72,497	77,371
Loans	2,971,690	2,708,751
Less: Allowance for loan losses	(11,028)	(6,633)

Net loans	2,960,662	2,702,118
Interest and dividends receivable	18,473	15,768
Bank premises and equipment, net	22,806	23,936
Federal Home Loan Bank of New York stock	47,665	42,669
Bank owned life insurance	57,499	52,260
Goodwill	16,127	16,127
Core deposit intangible, net	2,342	2,810
Other assets	46,232	22,583

Total assets	$3,949,471	$3,354,519

Liabilities
Due to depositors:
Non-interest bearing	$69,624	$69,299
Interest-bearing	2,367,985	1,933,656
Mortgagors’ escrow deposits	31,225	22,492
Borrowed funds ($107,689 and $135,621 at fair value pursuant to the fair value option at December 31, 2008 and 2007, respectively)	916,292	849,727
Securities sold under agreements to repurchase ($25,757 and $25,924 at fair value pursuant to the fair value option at December 31, 2008 and 2007, respectively)	222,657	222,824
Other liabilities	40,196	22,867

Total liabilities	3,647,979	3,120,865

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 70,000 shares issued and outstanding at December 31, 2008; none at December 31, 2007; liquidation preference value of $70,000)	1	—
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,625,709 shares issued and outstanding at December 31, 2008; 21,321,564 shares issued and outstanding at December 31, 2007)	216	213
Additional paid-in capital	150,662	74,861
Treasury stock, at average cost (none at December 31, 2008 and 2007)	—	—
Unearned compensation	(1,300)	(2,110)
Retained earnings	172,216	161,598
Accumulated other comprehensive loss, net of taxes	(20,303)	(908)

Total stockholders’ equity	301,492	233,654

Total liabilities and stockholders’ equity	$3,949,471	$3,354,519

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,

	2008	2007	2006

	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$190,004	$174,987	$142,090
Interest and dividends on securities:
Interest	23,363	16,687	15,302
Dividends	2,740	1,181	320
Other interest income	594	707	672

Total interest and dividend income	216,701	193,562	158,384

Interest expense
Deposits	76,754	78,017	56,857
Other interest expense	52,218	44,607	33,823

Total interest expense	128,972	122,624	90,680

Net interest income	87,729	70,938	67,704
Provision for loan losses	5,600	—	—

Net interest income after provision for loan losses	82,129	70,938	67,704

Non-interest income
Loan fee income	2,585	3,171	2,938
Banking services fee income	1,638	1,566	1,462
Net gain on sale of loans held for sale	151	359	550
Net (loss) gain on sale of loans	(151)	341	182
Net gain on sale of securities	354	—	81
Other-than-temporary impairment charge on securities	(27,575)	(4,710)	—
Net gain from fair value adjustments	20,090	2,685	—
Federal Home Loan Bank of New York stock dividends	2,863	2,654	1,695
Bank owned life insurance	2,239	1,743	1,553
Other income	4,774	2,444	1,334

Total non-interest income	6,968	10,253	9,795

Non-interest expense
Salaries and employee benefits	26,160	23,564	20,356
Occupancy and equipment	6,528	6,527	5,542
Professional services	5,828	5,220	4,170
Data processing	3,958	3,605	2,591
Depreciation and amortization of premises and equipment	2,407	2,417	1,655
Other operating expenses	9,900	8,743	8,428

Total non-interest expense	54,781	50,076	42,742

Income before income taxes	34,316	31,115	34,757

Provision for income taxes
Federal	9,769	9,272	10,729
State and local	2,288	1,658	2,389

Total provision for income taxes	12,057	10,930	13,118

Net income	$22,259	$20,185	$21,639

Basic earnings per common share	$1.11	$1.03	$1.16
Diluted earnings per common share	$1.10	$1.02	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,

	2008	2007	2006

	(Dollars in thousands, except per share data)
Preferred Stock
Balance, beginning of year	$—	$—	$—
Preferred shares issued (70,000 preferred shares for the year ended December 31, 2008)	1	—	—

Balance, end of year	1	—	—

Common Stock
Balance, beginning of year	213	212	195
Issuance upon the exercise of stock options (210,710, 127,499 and 71,278 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	2	1	1
Shares issued upon vesting of restricted stock unit awards (93,435, 29,013 and 4,500 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	1	—	—
Shares issued in connection with acquisition of Atlantic Liberty (1,622,380 common shares in 2006)	—	—	16

Balance, end of year	216	213	212

Additional Paid-In Capital
Balance, beginning of year	74,861	71,079	39,635
Preferred shares issued (70,000 preferred shares for the year ended December 31, 2008)	68,579	—	—
Amortization of preferred stock issuance costs	9	—	—
Award of common shares released from Employee Benefit Trust (85,422, 6,783 and 52,809 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	882	88	734
Cumulative adjustment related to adoption of SFAS No. 123R	—	—	847
Shares issued upon vesting of restricted stock unit awards (95,925, 65,068 and 40,191 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	1,587	500	62
Forfeiture of restricted stock awards (690 and 2,685 common shares for the years ended December 31, 2007 and 2006, respectively)	—	8	28
Options exercised (210,710, 127,499 and 86,728 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	2,370	1,124	529
Stock-based compensation activity, net	303	315	1,224
Stock-based income tax benefit	677	439	1,479
Issuance of common stock warrants (751,611 common stock warrants for the year ended December 31, 2008)	1,394	—	—
Adjustment to the purchase price of Atlantic Liberty	—	1,308	—
Shares issued in connections with acquisition of Atlantic Liberty (1,622,380 common shares for the year ended December 31, 2006)	—	—	26,541

Balance, end of year	150,662	74,861	71,079

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2008	2007	2006

	(Dollars in thousands, except per share data)
Treasury Stock
Balance, beginning of year	$—	$(592)	$(12)
Purchases of common shares outstanding (38,000 and 374,600 shares for the years ended December 31, 2007 and 2006, respectively)	—	(627)	(6,249)
Issuance upon exercise of stock options (8,493, 39,986 and 341,386 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	151	673	5,646
Repurchase of restricted stock awards to satisfy tax obligations (22,303, 25,785 and 20,705 common shares for the years ended December 31, 2008, 2007 and 2006, respectively	(409)	(429)	(344)
Forfeiture of restricted stock awards (690 and 2,685 common shares for the years ended December 31, 2007 and 2006, respectively)	—	(8)	(28)
Shares issued upon vesting of restricted stock unit awards (13,810, 71,216 and 60,186 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	258	1,198	1,014
Purchase of common shares to fund options exercised (12,949 and 36,310 common shares for the years ended December 31, 2007 and 2006, respectively)	—	(215)	(619)

Balance, end of year	—	—	(592)

Unearned Compensation
Balance, beginning of year	(2,110)	(2,897)	(4,159)
Cumulative adjustment related to the adoption of SFAS No. 123R	—	—	516
Release of shares from Employee Benefit Trust (237,702, 231,341 and 218,941 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	810	787	746

Balance, end of year	(1,300)	(2,110)	(2,897)

Retained Earnings
Balance, beginning of year	161,598	156,879	146,068
Cumulative adjustment related to the adoption of SFAS No. 159	—	(5,811)	—
Net income	22,259	20,185	21,639
Stock options exercised (8,493, 39,986 and 325,936 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	(66)	(224)	(2,582)
Shares issued upon vesting of restricted stock unit awards (11,320, 35,161, 24,495 common shares for the years ended December 31, 2008, 2007 and 2006, respectively)	(34)	(30)	(66)
Cumulative adjustment related to the adoption of Emerging Issues Task Force Issue No. 06-4	(1,119)	—	—
Cash dividends declared and paid ($0.52, $0.48 and $0.44 per common share for the years ended December 31, 2008, 2007 and 2006, respectively)	(10,383)	(9,401)	(8,180)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,

	2008	2007	2006

	(Dollars in thousands, except per share data)
Retained Earnings (continued)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	$(17)	$—	$—
Amortization of net actuarial losses for October 1 - December 31, 2007, net of taxes of approximately $7	(9)	—	—
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	(4)	—	—
Amortization of preferred stock issuance costs	(9)	—	—

Balance, end of year	172,216	161,598	156,879

Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year	(908)	(6,266)	(5,260)
Cumulative adjustment related to the adoption of SFAS No. 159, net of taxes ($2,875)	—	3,636	—
Adjustment required for initial application of SFAS No. 158 for deferred costs for the postretirement plans, net of taxes of approximately $975 for the year ended December 31, 2006	—	—	(1,241)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Amortization of net actuarial losses for October 1 - December 31, 2007, net of taxes of approximately ($7)	9	—	—
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately ($3)	4	—	—
Amortization of prior service costs, net of taxes of ($11) and ($65) for the years ended December 31, 2008 and 2007, respectively	14	70	—
Amortization of net actuarial losses, net of taxes of ($30) and ($56) for the years ended December 31, 2008 and 2007, respectively	37	61	—
Unrecognized actuarial (losses) gains, net of taxes $3,427 and ($386) for years ended December 31, 2008 and 2007, respectively	(4,259)	492	—
Change in net unrealized (losses) gains on securities available for sale, net of taxes of approximately $24,238, $1,444 and ($207) for the years ended December 31, 2008, 2007 and 2006, respectively	(30,360)	(1,533)	284
Less: Reclassification adjustment for losses (gains) included in net income, net of taxes of approximately ($12,113), ($2,078) and $32 for the years ended December 31, 2008, 2007 and 2006, respectively	15,160	2,632	(49)

Balance, end of year	(20,303)	(908)	(6,266)

Total Stockholders’ Equity	$301,492	$233,654	$218,415

Comprehensive Income
Net income	$22,259	$20,185	$21,639
Other comprehensive income, net of tax
Unrecognized actuarial (losses) gains	(4,259)	492	—
Amortization of actuarial losses	37	61	—
Amortization of prior service costs	14	70	—
Unrealized (losses) gains on securities	(15,200)	1,099	235

Comprehensive income	$2,851	$21,907	$21,874

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,

	2008	2007	2006

	(In thousands)

Operating Activities

Net income	$22,259	$20,185	$21,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,600	—	—
Depreciation and amortization of premises and equipment	2,407	2,417	1,655
Origination of loans held for sale	(2,988)	(22,026)	(7,477)
Proceeds from sale of loans held for sale	3,126	22,237	8,108
Net gain on sales of loans held for sale	(151)	(359)	(550)
Net loss (gain) on sales of loans	151	(341)	(182)
Net gain on sales of securities	(354)	—	(81)
Other-than-temporary impairment charge on securities	27,575	4,710	—
Amortization of premium, net of accretion of discount	2,205	1,402	1,506
Fair value adjustment for financial assets and financial liabilities	(20,090)	(2,685)	—
Income from bank owned life insurance	(2,239)	(1,743)	(1,553)
Stock based compensation expense	2,158	2,008	2,307
Deferred compensation	(751)	(652)	(392)
Amortization of core deposit intangibles	468	469	234
Excess tax benefits from stock-based payment arrangements	(677)	(439)	(1,479)
Deferred income tax provision (benefit)	(6,357)	(848)	484
Increase (decrease) in other liabilities	598	4,043	(311)
(Increase) decrease in other assets	(3,599)	(2,841)	6,430

Net cash provided by operating activities	29,341	25,537	30,338

Investing Activities

Purchases of premises and equipment	(1,277)	(3,311)	(8,362)
Net purchase of Federal Home Loan Bank-NY shares	(4,996)	(6,509)	(4,846)
Purchases of securities available for sale	(510,245)	(204,606)	(55,284)
Proceeds from sales and calls of securities available for sale	96,950	5,501	45,547
Proceeds from maturities and prepayments of securities available for sale	53,482	90,130	51,735
Net originations and repayments of loans	(213,672)	(401,232)	(342,495)
Purchases of loans	(65,253)	(11,619)	(5,074)
Proceeds from sale of loans	—	2,050	8,695
Proceeds from sale of delinquent loans	13,641	33,996	12,314
Purchase of bank owned life insurance	(3,000)	(10,000)	(10,000)
Cash used to acquire Atlantic Liberty Financial Corporation	—	—	(14,663)
Cash acquired in acquisition of Atlantic Liberty Financial Corporation	—	—	3,401

Net cash used in investing activities	(634,370)	(505,600)	(319,032)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,

	2008	2007	2006

	(In thousands)

Financing Activities

Net (decrease) increase in non-interest bearing deposits	$325	$(10,762)	$17,673
Net increase in interest bearing deposits	433,540	268,467	173,078
Net increase (decrease) in mortgagors’ escrow deposits	8,730	2,737	(1,118)
Net proceeds (repayments) of short-term borrowed funds	28,300	—	(10,000)
Proceeds from long-term borrowings	275,203	470,757	250,000
Repayment of long-term borrowings	(209,035)	(235,547)	(128,079)
Purchases of treasury stock	(409)	(1,056)	(6,593)
Excess tax benefits from stock-based payment arrangements	677	439	1,479
Proceeds from issuance of common stock upon exercise of stock options	2,363	1,326	2,931
Net proceeds from issuance of preferred stock and common stock warrant	69,974	—	—
Cash dividends paid	(10,383)	(9,401)	(8,180)

Net cash provided by financing activities	599,285	486,960	291,191

Net (decrease) increase in cash and cash equivalents	(5,744)	6,897	2,497
Cash and cash equivalents, beginning of year	36,148	29,251	26,754

Cash and cash equivalents, end of year	$30,404	$36,148	$29,251

Supplemental Cash Flow Disclosure
Interest paid	$125,935	$119,977	$87,577
Income taxes paid	17,899	11,874	8,653
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	18,576	12,313	10,132
Fair value of assets acquired	—	1,309	185,599
Fair value of liabilities assumed	—	—	144,379
Common shares issued in exchange for Atlantic Liberty common shares	—	—	26,557
Non-cash activities:
Securities purchase transaction, not yet settled	10,097	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans. The Bank primarily conducts its business through fourteen full-service banking offices, nine of which are located in Queens County, one in Nassau County, three in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of consolidation:
The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, Flushing Commercial Bank (“FCB”), Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FCB is a limited-purpose commercial bank formed to accept municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is an inactive subsidiary whose purpose was to manage real estate properties and joint ventures. All intercompany transactions and accounts are eliminated in consolidation. The Holding Company currently has three unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 7, “Borrowed Funds and Securities Sold Under Agreements to Repurchase,” for additional information regarding these trusts.

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

Cash and cash equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. The Bank and FCB are required to maintain cash reserves equal to a percentage of certain deposits. The combined reserve requirements totaled $14.6 million and $11.0 million at December 31, 2008 and 2007, respectively.

Securities available for sale:
Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes. In estimating other-than-

temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, if applicable, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill:
Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment, rather than amortized. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2008, the annual impairment tests did not result in recognizing an impairment of goodwill.

Loans:
Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of ninety days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income.

Allowance for loan losses:
The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company’s allowance for loan losses, management considers the Company’s historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

Loans held for sale:
Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2008 and 2007.

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

Real estate owned:
Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of carrying amount or fair value (which is based on appraised value with certain adjustments) less estimated costs to sell (hereinafter defined as fair value). This determination is made on an individual asset basis. If the fair value is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to fair value will be recorded in this valuation allowance through a provision for losses on real estate owned. The Company utilizes estimates of fair value to determine the amount of its valuation allowance. Actual values may differ from those estimates. The Company obtained one real estate owned property during the year ended December 31, 2008, which is included in Other Assets at its fair value of $0.1 million at December 31, 2008, and had no real estate owned as of or during the years ended December 31, 2007 and 2006.

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

Stock compensation plans:
The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period.

Segment Reporting:
Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.0 million, $1.7 million, and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Earnings per common share:
Basic earnings per common share for the years ended December 31, 2008, 2007 and 2006 were computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, including only the vested portion of restricted stock and restricted stock unit awards. Diluted earnings per common share includes the additional dilutive effect of stock warrants and stock options outstanding and the unvested portions of restricted stock and restricted stock unit awards during the period. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per common share.

Earnings per common share have been computed based on the following, for the years ended December 31:

	2008	2007	2006

	(In thousands, except per share data)
Net income, as reported	$22,259	$20,185	$21,639
Preferred dividends and amortization of issuance costs	(126)	—	—

Net income available to common shareholders	$22,133	$20,185	$21,639

Divided by:
Weighted average common shares outstanding	20,000	19,625	18,639
Weighted average common stock equivalents	171	236	293

Total weighted average common shares outstanding and common stock equivalents	20,171	19,861	18,932

Basic earnings per common share	$1.11	$1.03	$1.16
Diluted earnings per common share	$1.10	$1.02	$1.14

Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. A Warrant to purchase 751,611 shares at an average exercise price of $13.97 is not included in the computation of diluted earnings per common share for the year ended December 31, 2008. Options to purchase 535,250 shares, at an average exercise price of $17.75, 483,475 shares, at an average exercise price of $17.47 and 275,750 shares, at an average exercise price of $18.05 were not included in the computation of diluted earnings per common share for 2008, 2007 and 2006, respectively. Unvested restricted stock and restricted stock unit awards of 186,238 shares, at an average market price on the date of grant of $18.24, 149,272 shares, at an average market price on the date of grant of $17.11 and 73,529 shares, at an average market price on the date of grant of $18.10, were not included in the computation of diluted earnings per share for 2008, 2007 and 2006, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2008	2007

	(In thousands)
Multi-family residential	$999,185	$964,455
Commercial real estate	752,120	625,843
One-to-four family ― mixed-use property	751,952	686,921
One-to-four family ― residential	238,711	161,666
Co-operative apartments	6,566	7,070
Construction	103,626	119,745
Small Business Administration	19,671	18,922
Taxi medallion	12,979	68,250
Commercial business and other	69,759	41,796

Gross loans	2,954,569	2,694,668
Unearned loan fees and deferred costs, net	17,121	14,083

Total loans	$2,971,690	$2,708,751

The total amount of loans on non-accrual status was $38.7 million, $5.1 million and $3.1 million, at December 31, 2008, 2007 and 2006, respectively. The total amount of loans classified as impaired was $40.1 million, $5.9 million and $3.1 million at December 31, 2008, 2007 and 2006, respectively. The portion of the allowance for loan losses allocated to impaired loans was $5.6 million (50.9%), $0.6 million (9.1%) and $0.3 million (4.5%) at December 31, 2008, 2007 and 2006, respectively. The portion of the impaired loan amount above 100% of the loan-to-value ratio is charged off. The average balance of impaired loans was $40.1 million, $5.1 million and $2.7 million for 2008, 2007 and 2006, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2008	2007	2006

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,556	$341	$227
Less: Interest income included in the results of operations	997	85	83

Foregone interest	$1,559	$256	$144

The following are changes in the allowance for loan losses for the years ended December 31:

	2008	2007	2006

	(In thousands)
Balance, beginning of year	$6,633	$7,057	$6,385
Provision for loan losses	5,600	—	—
Allowance from Atlantic Liberty acquisition	—	—	753
Charge-offs	(1,291)	(472)	(93)
Recoveries	86	48	12

Balance, end of year	$11,028	$6,633	$7,057

4. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2008 and 2007. Securities available for sale are recorded at fair value. Securities classified as held-to-maturity would be stated at cost, adjusted for amortization of premium and accretion of discount using the level-yield method. Trading securities would be carried at fair value.

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2008 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$12,616	$12,658	$42	$—
Other	46,623	40,725	169	6,067
Mutual funds	19,114	19,114	—	—

Total other securities	78,353	72,497	211	6,067

REMIC and CMO	330,767	304,511	3,386	29,642
GNMA	152,350	154,553	2,270	67
FNMA	165,375	167,592	2,341	124
FHLMC	47,815	48,108	293	—

Total mortgage-backed securities	696,307	674,764	8,290	29,833

Total securities available for sale	$774,660	$747,261	$8,501	$35,900

The following table shows the Company’s available for sale securities’ with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Total		Less than 12 months		12 months or more

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
Other	$7,733	$6,067	$7,733	$6,067	$—	$—

Total other securities	7,733	6,067	7,733	6,067	—	—

REMIC and CMO	92,659	29,642	74,970	19,475	17,689	10,167
GNMA	12,187	67	12,187	67	—	—
FNMA	17,151	124	9,999	101	7,152	23

Total mortgage-backed securities	121,997	29,833	97,156	19,643	24,841	10,190

Total securities available for sale	$129,730	$35,900	$104,889	$25,710	$24,841	$10,190

The Company conducts periodic reviews of each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive loss. Unrealized losses that are considered other-than-temporary are charged against earnings in the Consolidated Statement of Income.

The unrealized losses in Other securities at December 31, 2008 were primarily caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and three pooled trust preferred issues. The Company evaluates these securities using an impairment model that is applied to debt securities. This review included evaluating the financial condition of each counter party. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. Because the Company has the ability and intent to hold these securities until a recovery of their fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses in REMIC and CMO securities at December 31, 2008 were primarily caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of three issues that were issued by each of GNMA, FNMA and FHLMC, and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by GNMA, FNMA and FHLMC were primarily caused by movements in interest rates rather than credit risk. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these securities until a recovery of their fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses on REMIC and CMO securities issued by private issuers were primarily caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Management periodically reviews the characteristics of these securities, including delinquency and foreclosure levels, projected losses at various severity levels, and credit enhancement and coverage. Based on these reviews, it is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these securities until a recovery of their fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses on GNMA (one security) and FNMA (five securities) mortgage-backed securities were primarily caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company has the ability and intent to hold these securities until a recovery of their fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The Company elected to carry $139.5 million and $164.0 million of its securities at fair value under SFAS No. 159 at December 31, 2008 and 2007, respectively. (See Note 15 of Notes to Consolidated Financial Statements). Since these securities are carried at fair value, they do not have any unrealized gains or losses as of December 31, 2008 and December 31, 2007.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(In thousands)

Due in one year or less	$36,766	$36,924
Due after one year through five years	11,220	11,258
Due after five years through ten years	8,654	8,668
Due after ten years	21,713	15,647

Total other securities	78,353	72,497
Mortgage-backed securities	696,307	674,764

Total securities available for sale	$774,660	$747,261

The amortized cost and fair value of the Company’s securities classified as available for sale at December 31, 2007 were as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)
U.S. government agencies	$4,406	$4,406	$—	$—
Mutual funds	21,752	21,752	—	—
Other	51,213	51,213	—	—

Total other securities	77,371	77,371	—	—

REMIC and CMO	182,609	182,730	761	640
FNMA	123,121	122,770	493	844
FHLMC	45,511	45,566	151	96
GNMA	11,464	11,663	199	—

Total mortgage-backed securities	362,705	362,729	1,604	1,580

Total securities available for sale	$440,076	$440,100	$1,604	$1,580

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Total		Less than 12 months		12 months or more

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
FNMA	$43,407	$844	$144	$—	$43,263	$844
REMIC and CMO	93,903	640	88,481	603	5,422	37
FHLMC	4,926	96	—	—	4,926	96

Total mortgage-backed securities	$142,236	$1,580	$88,625	$603	$53,611	$977

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. These securities were either issued by a U.S. government agency (GNMA), a government sponsored entity (FNMA or FHLMC) or were privately issued and carried a rating of AAA. It was expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2007.

For the year ended December 31, 2008, there were $0.5 million in gross gains and $0.1 million in gross losses realized on sales of securities available for sale. Gross gains of $3.6 million and gross losses of $11.5 million were recognized as net gain from fair value adjustments for the year ended December 31, 2008. In addition, other-than-temporary impairment write-downs of $27.6 million were recorded during the year ended December 31, 2008 to reduce the carrying amount of investments in preferred stock issues of FNMA and FHLMC to the securities market value of $0.6 million at December 31, 2008. For the year ended December 31, 2007, there were no gross gains or losses realized on sales of securities available for sale. Gross gains of $3.0 million and gross losses of $0.1 million were recognized as net gain from fair value adjustments for the year ended December 31, 2007. In addition, an other-than-temporary impairment write-down of $4.7 million was recorded during the year ended December 31, 2007 to reduce the carrying amount of investments in preferred stock issues of FNMA and FHLMC to the securities market value of $28.2 million at December 31, 2007. For the year ended December 31, 2006, gross gains of $0.1 million were realized on sales of securities available for sale; there were no losses realized on the sales of securities available for sale.

5. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2008	2007

	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	19,276	18,807
Equipment and furniture	16,752	15,944

Total	39,579	38,302
Less: Accumulated depreciation and amortization	16,773	14,366

Bank premises and equipment, net	$22,806	$23,936

6. Deposits

Total deposits at December 31, 2008 and 2007, and the weighted average rate on deposits at December 31, 2008, are as follows:

	2008	2007	Weighted Average Rate 2008

	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,436,450	$1,167,399	3.94%
Savings accounts	359,595	354,746	1.84
Money market accounts	306,178	340,694	2.58
NOW accounts	265,762	70,817	2.26

Total interest-bearing deposits	2,367,985	1,933,656
Non-interest bearing demand deposits	69,624	69,299

Total due to depositors	2,437,609	2,002,955
Mortgagors’ escrow deposits	31,225	22,492	0.16

Total deposits	$2,468,834	$2,025,447

At December 31, 2008, there were $273.3 million in mortgaged-backed securities pledged as collateral for $211.8 million in deposits at FCB.

The aggregate amount of time deposits with denominations of $100,000 or more (excluding brokered deposits) was $413.7 million and $318.5 million at December 31, 2008 and 2007, respectively. The aggregate amount of brokered deposits was $384.9 million and $201.7 million at December 31, 2008 and 2007, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)
Certificate of deposit accounts	$55,501	$57,029	$43,757
Savings accounts	7,793	7,574	4,031
Money market accounts	9,704	12,425	8,804
NOW accounts	3,688	913	202

Total due to depositors	76,686	77,941	56,794
Mortgagors’ escrow deposits	68	76	63

Total interest expense on deposits	$76,754	$78,017	$56,857

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2008	2007

	(In thousands)
Within 12 months	$894,494	$715,966
More than 12 months to 24 months	376,567	173,125
More than 24 months to 36 months	92,941	158,115
More than 36 months to 48 months	22,730	83,210
More than 48 months to 60 months	29,639	13,832
More than 60 months	20,079	23,151

Total certificate of deposit accounts	$1,436,450	$1,167,399

7. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2008		2007

	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Repurchase agreements - adjustable rate:
Due in 2009	$10,000	3.93%	$10,000	5.46%
Due in 2010	10,000	4.01	10,000	5.54
Due in 2013	—	—	20,000	4.69

Total repurchase agreements - adjustable rate	20,000	3.97	40,000	5.09

Repurchase agreements - fixed rate:
Due in 2008	—	—	20,000	3.89
Due in 2009	35,757	5.08	35,924	4.95
Due in 2010	10,900	4.86	10,900	4.86
Due in 2011	10,000	4.87	10,000	4.87
Due in 2012	18,000	4.71	18,000	4.71
Due in 2013	40,000	3.97	—	—
Due in 2016	30,000	4.98	30,000	4.98
Due in 2017	58,000	4.32	58,000	4.38

Total repurchase agreements - fixed rate	202,657	4.57	182,824	4.62

Total repurchase agreements	222,657	4.52	222,824	4.71

FHLB-NY advances - fixed rate:
Due in 2008	—	—	188,973	4.18
Due in 2009	238,300	2.94	130,000	4.46
Due in 2010	254,790	5.01	222,393	5.09
Due in 2011	141,623	4.49	93,133	5.05
Due in 2012	136,000	4.37	74,000	5.10
Due in 2013	32,527	3.51	—	—
Due in 2017	80,000	4.41	80,000	4.41

Total FHLB-NY advances - fixed rate	883,240	4.16	788,499	4.70

Total FHLB-NY advances	883,240	4.16	788,499	4.70

Junior subordinated debentures - adjustable rate
Due in 2037	33,052	13.20	61,228	7.03

Total borrowings	$1,138,949	4.49%	$1,072,551	4.83%

Borrowed funds which have call provisions are summarized as follows at December 31, 2008:

	Amount	Rate	Maturity Date	Call Date

	(Dollars in thousands)
Repurchase agreements - fixed rate	$25,000	5.52%	7/22/2009	On Demand
Repurchase agreements - fixed rate	18,000	4.71	4/19/2012	4/19/2010
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	7/28/2010
Repurchase agreements - fixed rate	20,000	4.25	9/19/2017	9/19/2010
Repurchase agreements - fixed rate	20,000	4.26	9/21/2017	9/21/2010
Repurchase agreements - fixed rate	18,000	4.48	10/18/2017	10/18/2010
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	7/28/2011
Repurchase agreements - fixed rate	10,000	2.81	5/7/2013	5/7/2011
Repurchase agreements - fixed rate	10,000	2.91	8/7/2013	8/7/2011
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	9/17/2011
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	9/18/2010
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	9/17/2010
FHLB-NY advances - fixed rate	20,000	4.43	10/10/2017	10/9/2011
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	10/9/2012

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

	2008	2007

	(Dollars in thousands)

Book value of collateral	$276,024	$302,446
Estimated fair value of collateral	276,024	302,446
Average balance of outstanding agreements during the year	222,688	229,544
Maximum balance of outstanding agreements at a month end during the year	223,191	272,693
Average interest rate of outstanding agreements during the year	4.50%	5.04%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY and certain qualifying mortgage loans in an amount at least equal to 110% of the advances outstanding. The Bank may also pledge mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

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

	Flushing Financial Capital Trust II	Flushing Financial Capital Trust III	Flushing Financial Capital Trust IV

Issue Date	June 20, 2007	June 21, 2007	July 3, 2007
Initial Rate	7.14%	6.89%	6.85%
First Reset Date	September 1, 2012	June 15, 2012	July 30, 2012
Spread over 3-month LIBOR	1.41%	1.44%	1.42%
Maturity Date	September 1, 2037	September 15, 2037	July 30, 2037

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

8. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts. The Company remains subject to examination for its Federal income tax returns for the years ending on or after December 31, 2004, and for its New York State and New York City income tax returns for years ending on or after December 31, 2005. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income,” “alternative entire net income,” “taxable assets” or a minimum tax. For the year ended December 31, 2008, the Company’s state and city tax was based on “entire net income.” For the year ended December 31, 2007, the Company’s state tax was based on “alternative entire net income,” with the city tax based on “entire net income.” For the year ended December 31, 2006, the Company’s state and city tax were based on “alternative entire net income.”

Income tax provisions (benefits) are summarized as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)
Federal:
Current	$15,153	$10,151	$10,826
Deferred	(5,384)	(879)	(97)

Total federal tax provision	9,769	9,272	10,729

State and Local:
Current	3,261	1,627	1,808
Deferred	(973)	31	581

Total state and local tax provision	2,288	1,658	2,389

Total income tax provision	$12,057	$10,930	$13,118

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 35.1%, 35.1% and 37.7% for the years ended December 31, 2008, 2007 and 2006, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2008		2007		2006

	(Dollars in thousands)
Taxes at federal statutory rate	$12,011	35.0%	$10,890	35.0%	$12,165	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	1,487	4.3	1,078	3.4	1,553	4.5
Other	(1,441)	(4.2)	(1,038)	(3.3)	(600)	(1.8)

Taxes at effective rate	$12,057	35.1%	$10,930	35.1%	$13,118	37.7%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)
Income from operations	$12,057	$10,930	$13,118
Equity:
Change in fair value of securities available for sale	(12,225)	634	175
Adjustment required to recognize funded status of postretirement pension plans	—	—	(975)
Current year actuarial (losses) gains of postretirement plans	(3,427)	386	—
Amortization of net actuarial losses and prior service costs	41	121	—
Effect of change in measurement date of postretirement plans	(13)	—	—
Cumulative adjustment related to the adoption of SFAS No. 159	—	(1,721)	—
Compensation expense for tax purposes in excess of that recognized for financial reporting purposes	(677)	(439)	(1,479)

Total income taxes	$(4,244)	$9,911	$10,839

The components of the net deferred tax asset are as follows at December 31:

	2008	2007

	(In thousands)
Deferred tax asset:
Postretirement benefits	$2,929	$2,388
Stock based compensation	1,727	1,686
Depreciation	331	—
Unrealized losses on securities available for sale	12,217	—
Fair value adjustment on financial assets carried at fair value	5,260	1,475
Fair value adjustment on financial liabilities carried at fair value	—	1,583
Other-than-temporary impairment charges	14,368	2,078
Adjustment required to recognize funded status of postretirement pension plans	4,106	730
Other	1,246	462

Deferred tax asset	42,184	10,402

Deferred tax liability:
Allowance for loan losses	700	1,704
Depreciation	—	39
Core deposit intangibles	1,042	1,240
Valuation differences resulting from acquired assets and liabilities	3,132	3,236
Fair value adjustment on financial liabilities carried at fair value	10,906	—
Unrealized gains on securities available for sale	—	8
Other	1,774	1,526

Deferred tax liability	17,554	7,753

Net deferred tax asset included in other assets	$24,630	$2,649

The Company has recorded a net deferred tax asset of $24.6 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2008 and 2007.

The Company adopted the provisions of FASB Interpretation No.48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits upon adoption of FIN 48. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2008, the Company did not recognize any material amounts of interest or penalties on income taxes.

9. Stock Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” For the years ended December 31, 2008, 2007 and 2006, the Company’s net income, as reported, includes $2.3 million, $2.1 million and $2.4 million, respectively, of stock-based compensation costs and $0.8 million, $0.7 million and $0.9 million of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were 88,100, 95,200 and 133,475 stock options granted for the years ended December 31, 2008, 2007 and 2006, respectively. There were 128,570, 110,950 and 121,425 restricted stock units granted for the years ended December 31, 2008, 2007 and 2006, respectively.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated and exclude the Atlantic Liberty stock options, for the years ended December 31:

	2008 Grants	2007 Grants	2006 Grants

Dividend yield	3.38%	3.60%	3.38%
Expected volatility	28.91%	28.75%	29.31%
Risk-free interest rate	3.82%	5.03%	5.10%
Expected option life (years)	7 years	7 years	7 years

Holders of Atlantic Liberty stock options had the election to convert their options to Holding Company options or receive cash for the difference between their option price and $24.00. Holders of 148,734 Atlantic Liberty options, with an exercise price of $18.50, elected to receive 212,687 Holding Company options with an exercise price of $12.94. This is considered a modification under SFAS 123R. No additional expense was recognized as the fair value of these options after this modification is less than the fair value before the modification, as the time period in which they can be exercised, and therefore their expected life, was reduced. The following are the significant assumptions relating to the valuation of the Atlantic Liberty stock options upon modification at the merger date.

2006 Grants

Dividend yield	3.71%
Expected volatility	29.31%
Risk-free interest rate	5.13%
Expected option life (years)	3 years

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. On May 20, 2008 stockholders approved an amendment to the Omnibus Plan authorizing an additional 600,000 shares for the Omnibus Plan, of which 350,000 shares are available for use for full value awards and 250,000 shares are available for use for non-full value awards. As of December 31, 2008, there are 435,747 shares available for full value awards and 319,008 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. During the year ended December 31, 2007, 399,999 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 133,333 shares. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2008:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2007	186,566	$16.88
Granted	128,570	19.46
Vested	(101,738)	17.77
Forfeited	(2,240)	16.75

Non-vested at December 31, 2008	211,158	$18.02

Vested but unissued at December 31, 2008	65,755	$18.10

As of December 31, 2008, there was $3.1 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of awards vested for the year ended December 31, 2008, 2007 and 2006 were $2.0 million, $1.8 million and $1.9 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2008:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2007	1,563,056	$13.45
Granted	88,100	18.98
Exercised	(219,203)	10.79
Forfeited	(3,920)	17.92

Outstanding at December 31, 2008	1,428,033	$14.18	5.3 years	$768

Exercisable shares at December 31, 2008	1,198,208	$13.52	4.7 years	$768

Vested but unexercisable shares at December 31, 2008	6,390	$17.15	8.4 years	$—

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2008, there was $0.9 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2008, 2007 and 2006 are provided in the following table:

(In thousands, except grant date fair value)	2008	2007	2006

Proceeds from stock options exercised	$2,363	$1,385	$2,931
Fair value of shares received upon exercise of stock options	—	155	619
Tax benefit related to stock options exercised	502	435	1,428
Intrinsic value of stock options exercised	1,752	1,243	3,434

Weighted average fair value on grant date	4.66	4.30	5.52

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

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2007	14,046	$16.05
Granted	3,107	13.84
Forfeited	(14)	16.41
Distributions	(1,379)	15.71

Outstanding at December 31, 2008	15,760	$11.96

Vested at December 31, 2008	15,544	$11.96

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

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires recognition of the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the statement of financial condition, with the unrecognized credits and charges recognized, net of taxes, as a component of accumulated other comprehensive income. These credits or charges arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial loss (gain)			Prior Service Cost			Total

	2008	2007	2006	2008	2007	2006	2008	2007	2006

	(In thousands)
Employee Retirement Plan	$9,100	$1,872	$2,789	$—	$—	$—	$9,100	$1,872	$2,789
Other Postretirement Benefit Plans	(80)	(251)	(614)	111	95	81	31	(156)	(533)
Atlantic Liberty Retirement Plan	96	(52)	10	—	—	—	96	(52)	10
Outside Directors Plan	(370)	(429)	(41)	369	419	560	(1)	(10)	519

Total	$8,746	$1,140	$2,144	$480	$514	$641	$9,226	$1,654	$2,785

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2009 are as follows:

	Net Actuarial loss (gain)	Prior Service Cost	Total

	(In thousands)
Employee Retirement Plan	$317	$—	$317
Other Postretirement Benefit Plans	—	8	8
Atlantic Liberty Retirement Plan	6	—	6
Outside Directors Plan	(21)	40	19

	$302	$48	$350

Employee Retirement Plan:

The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. Effective September 30, 2006, the Bank’s Retirement Plan was frozen so that no employee may become a participant in the Retirement Plan on or after that date and no further benefits will accrue to any participants under the Retirement Plan after that date. As a result, the Company did not make a contribution to the Retirement Plan during the years ended December 31, 2008 and 2007. Freezing the Retirement Plan resulted in a curtailment gain of $1.7 million. This curtailment gain was not recognized in the Consolidated Statements of Income, but was instead used to reduce the unrecognized net loss from past experience different from that assumed and effects of changes in assumptions for the Retirement Plan. Effective October 1, 2006, the Bank added a new program to its 401(k) Plan to replace the Retirement Plan. The Retirement Plan was frozen to reduce annual operating expense. The Company used a December 31 and a September 30 measurement date for the Retirement Plan for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	2008	2007

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,002	$14,817
Service cost	—	—
Interest cost	914	868
Adjustment for measurement date change	228	—
Actuarial loss	866	33
Benefits paid	(1,051)	(716)

Projected benefit obligation at end of year	15,959	15,002

Change in plan assets:
Market value of assets at beginning of year	16,977	15,595
Actual return on plan assets	(4,796)	2,098
Employer contributions	—	—
Benefits paid	(1,051)	(716)

Market value of plan assets at end of year	11,130	16,977

(Accrued) prepaid pension cost included in other (liabilities) assets	$(4,829)	$1,975

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2008	2007

Weighted average discount rate	5.87%	6.25%
Rate of increase in future compensation levels	NA	NA
Expected long-term rate of return on assets	8.50%	8.50%

The accumulated benefit obligation for the Retirement Plan was $16.0 million and $15.0 million at December 31, 2008 and 2007, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)
Service cost	$—	$—	$646
Interest cost	914	868	884
Amortization of unrecognized loss	97	135	325
Expected return on plan assets	(1,350)	(1,284)	(1,302)

Net pension expense	(339)	(281)	553

SFAS No. 158 recognition of deferred costs	—	—	2,789
Current year actuarial loss	7,349	(782)	—
Amortization of actuarial loss due to measurement date change	(24)	—	—
Amortization of actuarial loss	(97)	(135)	—

Total recognized in other comprehensive income	7,228	(917)	2,789

Total recognized in net pension expense and other comprehensive income	$6,889	$(1,198)	$3,342

Assumptions used to develop periodic pension benefit expense for the Retirement Plan for the years ended December 31 were:

	2008	2007	2006

Weighted average discount rate	5.87%	6.00%	5.63%
Rate of increase in future compensation levels	NA	NA	3.00%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2008	2007

Equity securities	59%	70%
Debt securities	41%	30%

Retirement Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “RSI Trust”), a series of no-load private placement funds. The investment funds include equity funds and bond funds, each with its own investment objectives, investment strategies and risks, as detailed in the Private Placement Memorandum. The RSI Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the RSI Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”).

The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion may be temporarily increased up to 50% in order to lessen asset value volatility. When the plan is no longer underfunded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 10% from the target (i.e., a 20% target range).

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

Due to recent changes in pension funding law and declines in market asset values the Bank has not been able to determine if it will make a contribution to the Retirement Plan in 2009.

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments

(In thousands)

2009	$875
2010	897
2011	910
2012	913
2013	968
2014 – 2018	5,287

In connection with the Company’s acquisition of Atlantic Liberty Savings on June 30, 2006, the Company acquired The Retirement Plan of Atlantic Liberty Savings, F.A. (“Atlantic Liberty Plan”), a non-contributory defined benefit pension plan, which was frozen effective as of June 30, 2006. As of that date, no employee will be permitted to commence participation and no further benefits will accrue to participants. No contributions were made to the Atlantic Liberty Plan during 2008, 2007 and 2006. The Atlantic Liberty Plan has not been merged with the Retirement Plan and is not material in amount.

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

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2008, the Company has not funded these plans. The Company used a December 31 and a September 30 measurement date for these plans for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2008	2007

	(In thousands)

Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,425	$2,895
Service cost	158	123
Interest cost	211	170
Adjustment for measurement date change	91	—
Actuarial loss	171	338
Benefits paid	(97)	(101)

Projected benefit obligation at end of year	3,959	3,425

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	97	101
Benefits paid	(97)	(101)

Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$(3,959)	$(3,425)

The accumulated benefit obligation for the Postretirement Plans was $4.0 million and $3.4 million at December 31, 2008 and 2007, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2008	2007

Rate of return on plan assets	N/A	N/A
Discount rate	5.87%	6.25%
Rate of increase in health care costs
Initial	7.75%	7.75%
Ultimate (year 2011)	4.50%	4.50%
Annual rate of salary increase for life insurance	4.00%	4.00%

The resulting net periodic postretirement benefit expense consisted of the following components for the years ended December 31:

	2008	2007	2006

	(In thousands)
Service cost	$158	$123	$113
Interest cost	211	170	145
Amortization of unrecognized (gain) loss	—	(26)	(25)
Amortization of past service liability	(14)	(14)	(29)

Net postretirement benefit expense	355	253	204

SFAS No. 158 recognition of deferred credits	—	—	(533)
Current year actuarial loss	171	337	—
Amortization of actuarial gain	—	26	—
Amortization of prior service liability due to measurement date change	3	—	—
Amortization of prior service liability	13	14	—

Total recognized in other comprehensive income	187	377	(533)

Total recognized in net postretirement (benefit) expense and other comprehensive income	$542	$630	$(329)

Assumptions used to develop periodic postretirement benefit expense for the Postretirement Plans for the years ended December 31 were:

	2008	2007	2006

Rate of return on plans assets	NA	NA	NA
Discount rate	5.87%	6.00%	5.63%
Rate of increase in health care costs
Initial	7.75%	9.00%	9.50%
Ultimate (year 2011)	4.50%	4.50%	4.50%
Annual rate of salary increases for life insurance	4.00%	3.50%	3.00%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease

	(In thousands)

Effect on postretirement benefit obligation	$296	$(240)
Effect on total service and interest cost	37	(29)

The Company expects to pay benefits of $154,000 under its Postretirement Plans in 2009.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the years ending December 31:	Future Benefit Payments

(In thousands)

2009	$154
2010	168
2011	174
2012	185
2013	198
2014 - 2018	1,213

Defined Contribution Plans:

The Holding Company maintains a profit sharing plan and the Bank maintains a 401(k) plan. Both plans are tax-qualified defined contribution plans which cover substantially all salaried employees who have one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. Effective October 1, 2006, the Bank added a program to the 401(k) plan, called the Defined Contribution Retirement Plan, under which the Bank contributes an amount equal to 4% of an eligible employee’s compensation. Contributions to the profit sharing plan are determined by the Holding Company’s board of directors in its discretion at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan and profit sharing plan vest 20% per year over the employee’s first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least vice president and have at least one year of service. In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). The Bank had also provided an additional non-contributory deferred compensation plan for its former president in the amount of 10% of his salary. Compensation expense recorded by the Company for these plans amounted to $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Benefit Trust:

An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2008, the loan had an outstanding balance of $1.3 million, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the Defined Contribution Retirement Program, and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2008, 2007 and 2006, the Company funded $1.2 million, $0.1 million and $0.9 million, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT. For the years ended December 31, 2008 and 2007 Company contributions to the Defined Contribution Retirement Program and the Company’s profit-sharing plan were made the following year, prior to 2007 contributions were made before year end.

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

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2008	2007

Shares owned by Employee Benefit Trust, beginning balance	1,637,474	1,644,257
Shares released and allocated	(85,422)	(6,783)

Shares owned by Employee Benefit Trust, ending balance	1,552,052	1,637,474

Market value of unallocated shares.	$18,562,542	$26,281,458

Outside Director Retirement Plan:

The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who becomes a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. An eligible director who terminates after November 22, 2005 will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank used a December 31 and a September 30 measurement date for the Directors’ Plan for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2008	2007

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,276	$2,558
Service cost	56	54
Interest cost	139	149
Adjustment for measurement date change	49	—
Actuarial loss (gain)	20	(388)
Benefits paid	(84)	(97)

Projected benefit obligation at end of year	2,456	2,276

Change in plan assets:
Market value of assets at beginning of year	—	—
Employer contributions	84	97
Benefits paid	(84)	(97)

Market value of plan assets at end of year	—	—

Accrued pension cost included in other liabilities	$(2,456)	$(2,276)

The accumulated benefit obligation for the Directors’ Plan was $2.5 million and $2.3 million at December 31, 2008 and 2007, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2008	2007	2006

	(In thousands)
Service cost	$56	$54	$92
Interest cost	139	149	68
Amortization of unrecognized (gain) loss	(31)	—	17
Amortization of past service liability	40	141	148

Net pension expense	204	344	325

SFAS No. 158 recognition of deferred costs	—	—	519
Reverse effect of additional minimum liability	—	—	(572)
Current actuarial (loss) gain	20	(388)	—
Amortization of actuarial loss due to measurement date change	8	—	—
Amortization of prior service cost due to measurement date change	(10)	—	—
Amortization of actuarial loss	31	—	—
Amortization of prior service cost	(40)	(141)	—

Total recognized in other comprehensive income	9	(529)	(53)

Total recognized in net pension expense and other comprehensive income	$213	$(185)	$272

Assumptions used to determine benefit obligations and periodic pension benefit expense for the Directors’ Plan for the years ended December 31 were:

	2008	2007	2006

Weighted average discount rate for the benefit obligation	5.87%	6.25%	6.00%
Weighted average discount rate for periodic pension benefit expense	5.87%	6.00%	5.63%
Rate of increase in future compensation levels	NA	NA	NA

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments

(In thousands)
2009	$211
2010	231
2011	231
2012	231
2013	256
2014 – 2018	1,396

The Bank expects to make payments of $211,000 under its Directors’ Plan in 2009.

11. Stockholders’ Equity

Preferred Stock and Dividend Restrictions on the Company:

On December 19, 2008, pursuant to a Purchase Agreement, the Company issued to the U.S. Treasury for aggregate consideration of $70.0 million (i) 70,000 shares of The Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (the “Series B Preferred Stock”), par value $0.01 per share and liquidation preference $1,000 per share, and (ii) a Warrant to purchase up to 751,611 shares of the Company’s common stock, par value $0.01 per share, at an initial price of $13.97 per share. Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is limited. Specifically, the Company is unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series B Preferred Stock. Further, the Company may not increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or $0.13 per common share, without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Series B Preferred Stock has been redeemed or transferred. In addition, the Company’s ability to repurchase its common shares is restricted. U.S. Treasury consent generally is required for any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Series B Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series B Preferred Stock dividends.

The proceeds from issuance of these securities were allocated to the Series B Preferred Stock and to the Warrant based on their relative fair values, which resulted in an initial book value of $68.6 million for the Series B Preferred Stock and $1.4 million for the Warrant. The resulting discount for the Series B Preferred Stock will be accreted over five years through retained earnings as a preferred stock dividend. The Warrant will remain in additional paid-in-capital at its initial book value until it is exercised or expires.

Other Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2008, the Bank’s liquidation account was $2.5 million, and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2008, the Bank had $34.4 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company did not repurchase any shares in 2008, and repurchased 38,000 shares in 2007, of its outstanding common stock on the open market under its stock repurchase programs. In 2004, the Company approved a stock repurchase program, which authorized the purchase of an additional 1,000,000 shares. At December 31, 2008, 362,050 shares remain to be repurchased under this plan. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company. As a condition of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, shares may not be repurchased for the next three years without approval of the Treasury unless the preferred shares are redeemed or transferred to a third party. The Company has not requested approval from the Treasury to repurchase shares. At December 31, 2008 and 2007 there were no shares held as Treasury Stock.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss at December 31, 2008 and 2007 and the changes during the year ended December 31, 2008 are as follows:

	December 31, 2007	Effect of Changing Measurement Date	Other Comprehensive Income (Loss)	December 31, 2008

	(In thousands)
Net unrealized loss on securities available for sale	$17	$—	$(15,200)	$(15,183)
Net actuarial loss on pension plans and other postretirement benefits	(638)	9	(4,222)	(4,851)
Prior service cost on pension plans and other postretirement benefits	(287)	4	14	(269)

Accumulated other comprehensive loss	$(908)	$13	$(19,408)	$(20,303)

Shelf Registration Statement:

On November 26, 2008, the Company filed a shelf registration statement which allows the Company to periodically offer and sell, individually or in any combination, preferred stock, common stock, warrants to purchase preferred or common stock, and debt securities, up to a total of $170.0 million. The shelf registration was declared effective on January 8, 2009. The Company’s ability to issue debt or equity under this shelf registration is subject to market conditions and its capital needs. The preferred shares and warrants to purchase common stock the Company issued to the U.S. Treasury have been registered under this shelf registration.

12. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s semi-annual FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2008, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2008		December 31, 2007

	Amount	Percent of Assets	Amount	Percent of Assets

	(Dollars in thousands)
Tangible capital:
Capital level	$312,966	7.92%	$241,503	7.27%
Requirement	59,297	1.50	49,810	1.50
Excess	253,669	6.42	191,693	5.77
Leverage and Core (Tier I) capital:
Capital level	$312,966	7.92%	$241,503	7.27%
Requirement	118,594	3.00	99,620	3.00
Excess	194,372	4.92	141,883	4.27
Total risk-based capital:
Capital level	$323,995	13.02%	$248,136	11.20%
Requirement	199,115	8.00	179,603	8.00
Excess	124,880	5.02	68,533	3.20

FCB is subject to identical capital standards. At December 31, 2008, FCB’s tangible, leverage and core, and risk-based capital ratios were 10.41%, 10.41%, and 64.87%, respectively. FCB was categorized “well-capitalized” under regulatory guidelines at December 31, 2008.

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally construction loans and home equity lines of credit) amounted to $66.8 million and $92.9 million, respectively, at December 31, 2008. Included in these commitments were $34.0 million of fixed-rate commitments at a weighted average rate of 7.58%, and $125.7 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2008, of 4.53%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental

(In thousands)
Years ended December 31:
2009	$2,928
2010	2,921
2011	2,894
2012	2,167
2013	2,163
Thereafter	12,020

Total minimum payments required	$25,093

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2008, 2007 and 2006 was approximately $2.9 million, $2.9 million and $2.3 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

14. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2008, the largest amount the Savings Bank could lend to one borrower was approximately $46.9 million, and at that date, the Savings Bank’s largest aggregate amount of loans to one borrower was $34.0 million, all of which were performing according to their terms.

15. Disclosures About Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as loans, deposits, securities, commitments to lend and other items as defined in SFAS No. 107.

Effective January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowed funds. These financial instruments were chosen as the yield on the financial assets was a below-market yield, while the rate on the financial liabilities was an above-market rate. Management also considered the average duration of these instruments, which, for investment securities, was longer than the average for the portfolio of securities, and, for borrowings, primarily represented the longer-term borrowings of the Company. Choosing these instruments for the fair value option adjusted the carrying value of these financial assets and financial liabilities to their current fair value, and more closely aligns the financial performance of the Company with the economic value of these financial instruments. Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. The selection of these financial assets and financial liabilities reduced the Company’s one year interest-rate gap position, thereby reducing the Company’s interest-rate risk position. Management believes that electing the fair value option allows them to better react to changes in interest rates. Management did not elect the fair value option for investment securities and borrowings with shorter duration, adjustable rates, and yields that approximated the then current market rate, as management believes that these financial assets and financial liabilities approximated their economic value. On a going-forward basis, the Company currently plans to carry the financial assets and financial liabilities which replace the above noted items at fair value, and will evaluate other purchases of investments and acquisition of new debt to determine if they should be carried at cost or fair value. The Company elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a face amount of $61.9 million that was issued during 2007. The Company also elected to measure at fair value securities with a cost of $5.0 million and $21.4 million that were purchased during the years ended December 31, 2008 and 2007, respectively.

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

The following table presents the financial assets and financial liabilities reported at fair value pursuant to the election of the fair value option under SFAS No. 159 in the Consolidated Statement of Financial Condition, and the changes in fair value included in the Consolidated Statement of Income, at or for the years ended December 31, 2008, and 2007:

	Fair Value Measurements at December 31, 2008	Fair Value Measurements at December 31, 2007	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option

Description			For the year ended December 31, 2008	For the year ended December 31, 2007

(Dollars in thousands)

Mortgage-backed securities	$110,833	$133,051	$239	$2,876
Other securities	28,688	30,986	(8,243)	57
Borrowed funds	107,689	135,621	27,931	91
Securities sold under agreements to repurchase	25,757	25,924	163	(339)

Net gain from fair value adjustments			$20,090	$2,685

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

The borrowed funds and securities sold under agreements to repurchase have contractual principal amounts of $131.9 million, and $25.0 million, respectively, at both December 31, 2008 and 2007. The fair value of borrowed funds and securities sold under agreements to repurchase include accrued interest payable of $0.8 million and $0.3 million, respectively at both December 31, 2008 and 2007.

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

A description of the methods and significant assumptions utilized in estimating the fair value of the Company’s assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – where quoted market prices are available in an active market. At December 31, 2008 and 2007, Level 1 includes preferred stock issued by Fannie Mae and Freddie Mac. During the years ended December 31, 2008 and 2007, other-than-temporary impairment write-downs of $27.6 million and $4.7 million, respectively, were recorded to reduce the carrying amount of investments in these preferred stock issues.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2008, Level 2 includes mortgage related securities, corporate debt, securities sold under agreements to repurchase and FHLB-NY advances. At December 31, 2007 Level 2 included mortgage related securities, corporate debt, trust preferred securities, junior subordinated debentures issued by the Company, securities sold under agreements to repurchase and FHLB-NY advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2008 Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company. At December 31, 2007 there were no financial instruments carried at fair value that were valued using Level 3. During 2008, certain financial instruments previously classified as Level 2 were reclassified to Level 3.

The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies, assumptions, and models to determine fair value of certain financial instruments could produce different estimates of fair value at the reporting date.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the year ended December 31, 2008:

	Trust preferred securities	Junior subordinated debentures

	(In thousands)
Beginning balance	$—	$—
Transfer into Level 3	11,594	37,079
Net loss from fair value adjustment of financial assets	(202)	—
Net gain from fair value adjustments of financial liabilities	—	(4,027)
Change in unrealized losses included in other comprehensive loss	(693)	—

Ending balance	$10,699	$33,052

The financial assets and financial liabilities that were transferred to Level 3 during 2008 were transferred due to an inactive market for these financial instruments. In valuing these financial instruments, trust preferred securities owned by the Company and the Company’s junior subordinated debentures, the determination of fair value required models which take into consideration market spread data for similar instruments and other contractual features. The Company used an independent third party to model these assumptions.

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31, 2008 and 2007:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)

	2008	2007	2008	2007	2008	2007

Assets:
Securities available for sale
Mortgage-backed securities	$—	$—	$674,764	$362,729	$—	$—
Other securities	607	28,179	61,191	49,192	10,699	—

Total assets	$607	$28,179	$735,955	$411,921	$10,699	$—

Liabilities:
Borrowed funds	$—	$—	$74,637	$135,621	$33,052	$—
Securities sold under agreements to repurchase	—	—	25,757	25,924	—	—

Total liabilities	$—	$—	$100,394	$161,545	$33,052	$—

	Total carried at fair value on a recurring basis

	2008	2007

Assets:
Securities available for sale
Mortgage-backed securities	$674,764	$362,729
Other securities	72,497	77,371

Total assets	$747,261	$440,100

Liabilities:
Borrowed funds	$107,689	$135,621
Securities sold under agreements to repurchase	25,757	25,924

Total liabilities	$133,446	$161,545

The estimated fair value of each material class of financial instruments at December 31, 2008 and 2007 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, FHLB-NY stock, bank owned life insurance, interest and dividends receivable, mortgagors’ escrow deposits and other liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities available for sale:

The estimated fair values of securities available for sale are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices (level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (level 2 input). When there is limited activity or less transparency around inputs to the valuation, securities are classified as (level 3 input).

Loans:

The estimated fair value of loans, with carrying amounts of $2,971.7 million and $2,708.8 million at December 31, 2008 and 2007, respectively, was $3,060.1 million and $2,731.0 million at December 31, 2008 and 2007, respectively.

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

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,437.6 million and $2,003.0 million at December 31, 2008 and 2007, respectively, was $2,457.7 million and $2,015.4 million at December 31, 2008 and 2007, respectively.

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

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $1,138.9 million and $1,072.6 million at December 31, 2008 and 2007, respectively, was $1,136.0 million and $1,087.7 million at December 31, 2008 and 2007, respectively.

The fair value of borrowed funds is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (level 2 input) or using a market-standard model (level 3 input).

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

At December 31, 2008 and 2007, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

16. Recent Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of SFAS No. 109.” FIN 48 clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” by defining a criterion that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. Entities should evaluate a tax position to determine if it is more likely than not that a position will be sustained on examination by taxing authorities. FIN 48 defines more likely than not as “a likelihood of more than 50 percent.” FIN 48 also requires certain disclosures, including the amount of unrecognized tax benefits that if recognized would change the effective tax rate, information concerning tax positions for which a significant increase or decrease in the unrecognized tax benefit liability is reasonably possible in the next 12 months, a tabular reconciliation of the beginning and ending balances of unrecognized tax benefits, and tax years that remain open for examination by major jurisdictions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. The Statement was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s results of operations or financial condition.

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

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Accumulated Other Comprehensive Income; (2) recognized as a component of Accumulated Other Comprehensive Income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits.” An employer who has publicly traded equity securities, such as the Holding Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its fiscal year ending after December 15, 2006. For the Holding Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement resulted in a charge to Accumulated Other Comprehensive Income, and a corresponding reduction of stockholders’ equity, of $1.2 million, net of taxes, at December 31, 2006.

          In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year prior to the effective date, provided the election is made prior to the issuance of financial statements for that year or portion thereof, and the election is made within 120 days of the beginning of that fiscal year. Early adoption of SFAS No. 159 also requires the early adoption of SFAS No. 157. The impact of adopting this statement on the Company’s consolidated financial statements is discussed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The consensus reached in Issue No. 06-4 requires the accrual of a liability for the cost of the insurance policy during postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB Opinion 12, “Omnibus Opinion,” when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2007 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. Issue No. 06-4 was effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 06-4 resulted in a $1.1 million charge to stockholders’ equity.

          In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet, and to provide consistency between how registrants quantify financial statement misstatements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “roll-over” and “iron curtain” approaches. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current year statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of when the misstatement originated. SAB 108 requires a “dual approach” that requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s results of operations or financial condition.

          In December 2007, the FASB issue SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. Since this statement is effective for business combinations for which the Company is the acquirer that occur after December 31, 2008, the Company is unable, at this time, to determine the impact of this statement.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. Adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s results of operations or financial condition.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133”. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s results of operations or financial condition.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Statement became effective 60 days following the SEC’s approval, on September 16, 2008, of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of SFAS No. 162 did not have a material impact on the Company’s results of operations or financial condition.

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities under this FSP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. Adoption of this FSP is not expected to have a material impact on our computation of EPS.

          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. This FSP was effective upon issuance. The impact of adopting this FSP on the Company’s consolidated financial statements is discussed in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP clarifies that the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The FSP also expands the disclosures related to these objectives. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes, although application of the provisions of the FSP to prior periods is permitted. Early adoption is not permitted.

          In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amended EITF Issue No. 99-20 to align the impairment guidance in Issue 99-20 with that in paragraph 16 of SFAS No. 115 and related implementation guidance. The FSP was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations or financial condition.

17. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2008 and 2007 is presented below:

	2008				2007

	4th	3rd	2nd	1st	4th	3rd	2nd	1st

	(In thousands, except per share data)

Quarterly operating data:
Interest income	$55,708	$54,204	$53,362	$53,427	$52,404	$48,996	$47,371	$44,791
Interest expense	32,917	32,074	31,269	32,712	34,177	31,660	29,301	27,486

Net interest income	22,791	22,130	22,093	20,715	18,227	17,336	18,070	17,305
Provision for loan losses	2,000	3,000	300	300	—	—	—	—
Other operating income (loss)	2,917	(2,662)	2,741	3,972	69	3,790	2,743	3,651
Other operating expense	13,625	13,615	14,324	13,217	12,168	12,106	13,279	12,523

Income before income tax expense	10,083	2,853	10,210	11,170	6,128	9,020	7,534	8,433
Income tax expense	3,604	723	3,711	4,019	1,837	3,293	2,753	3,047

Net income	$6,479	$2,130	$6,499	$7,151	$4,291	$5,727	$4,781	$5,386

Basic earnings per share	$0.32	$0.11	$0.33	$0.36	$0.22	$0.29	$0.24	$0.28
Diluted earnings per share	$0.31	$0.11	$0.32	$0.36	$0.22	$0.29	$0.24	$0.27
Dividends per share	$0.13	$0.13	$0.13	$0.13	$0.12	$0.12	$0.12	$0.12

Average common shares outstanding for:
Basic earnings per share	20,131	20,110	19,953	19,802	19,722	19,674	19,553	19,549
Diluted earnings per share	20,220	20,273	20,199	19,987	19,931	19,891	19,790	19,807

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

The acquisition was accounted for as a purchase. The Company recorded goodwill (the excess of cost over the fair value of net assets acquired) of $12.2 million in the transaction. In accordance with the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction. The Company estimates that none of the goodwill will be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $3.5 million, which is being amortized using the straight-line method over 7.5 years, resulting in an annual expense of $0.5 million. The results of Atlantic Liberty’s operations have been included in the consolidated statement of income subsequent to June 30, 2006.

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

Condensed Statements of Financial Condition	December 31, 2008	December 31, 2007

	(In thousands)
Assets:
Cash and due from banks	$25,609	$24,628
Securities available for sale:
Other securities ($3,633 and $5,164 at fair value pursuant to the fair value option at December 31, 2008 and 2007, respectively)	4,229	6,165
Interest receivable	13	12
Investment in subsidiaries	307,717	257,347
Goodwill	2,185	2,185
Other assets	6,169	4,583

Total assets	$345,922	$294,920

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2008 and 2007)	$33,052	$61,228
Other liabilities	11,378	38

Total liabilities	44,430	61,266

Stockholders’ Equity:
Preferred stock	1	—
Common stock	216	213
Additional paid-in capital	150,662	74,861
Treasury stock	—	—
Unearned compensation	(1,300)	(2,110)
Retained earnings	172,216	161,598
Accumulated other comprehensive loss, net of taxes	(20,303)	(908)

Total equity	301,492	233,654

Total liabilities and equity	$345,922	$294,920

Condensed Statements of Income	2008	2007	2006

	(In thousands)

Dividends from the Bank	$—	$—	$20,000
Interest income	1,018	1,213	501
Interest expense	(4,328)	(3,210)	(1,855)
Gain on sale of securities	—	—	—
Other-than-temporary impairment charge on securities	(197)	(34)	—
Net gain from fair value adjustments	26,504	1,212	—
Other operating expenses	(997)	(1,262)	(1,126)

Income before taxes and equity in undistributed earnings of subsidiary	22,000	(2,081)	17,520
Income tax (expense) benefit	(9,863)	898	1,160

Income before equity in undistributed earnings of subsidiary	12,137	(1,183)	18,680
Equity in undistributed earnings of the Bank	10,122	21,368	2,959

Net income	$22,259	$20,185	$21,639

Condensed Statements of Cash Flows	2008	2007	2006

	(In thousands)
Operating activities:
Net income	$22,259	$20,185	$21,639
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(10,122)	(21,368)	(2,959)
Amortization of unearned (discount) premium, net	—	—	(4)
Other-than-temporary impairment charge on securities	197	34	—
Deferred income tax provision	11,709	—	—
Fair value adjustments for financial assets and financial liabilities	(26,504)	(1,212)	—
Stock based compensation expense	2,209	2,016	2,278
Net increase in operating assets and liabilities	(173)	17	2,247

Net cash (used in) provided by operating activities	(425)	(328)	23,201

Investing activities:
Purchases of securities available for sale	(139)	(2,021)	(156)
Proceeds from sales and calls of securities available for sale	—	769	2,383
Cash used to acquire Atlantic Liberty Financial Corporation	—	—	(14,663)
Cash acquired in acquisition of Atlantic Liberty
Financial Corporation	—	—	1,981
Investment in subsidiary	(60,000)	(30,000)	—

Net cash used in investing activities	(60,139)	(31,252)	(10,455)

Financing activities:
Purchase of treasury stock	(409)	(1,056)	(6,593)
Cash dividends paid	(10,383)	(9,401)	(8,180)
Issuance of preferred stock	69,974	—	—
Proceeds from long-term borrowings	—	61,857	—
Repayments of long-term borrowings	—	(20,619)	—
Stock options exercised	2,363	1,326	2,931

Net cash provided by (used in) financing activities	61,545	32,107	(11,842)

Net increase in cash and cash equivalents	981	527	904
Cash and cash equivalents, beginning of year	24,628	24,101	23,197

Cash and cash equivalents, end of year	$25,609	$24,628	$24,101

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company has adopted Emerging Issues Task Force on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements in 2008. Also, as discussed in Note 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 157, Fair Value Measurements and FASB No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115 as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flushing Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/S/Grant Thornton LLP
New York, New York
March 16, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited Flushing Financial Corporation and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Flushing Financial Corporation and subsidiaries’  management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Flushing Financial Corporation’s and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Flushing Financial Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flushing Financial Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/S/Grant Thornton LLP
New York, New York
March 16, 2009

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 None.

Item 9A.     Controls and Procedures.

          Disclosure Controls and Procedures

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on those criteria issued by COSO.

          Grant Thornton, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears on page 116.

Dated March 16, 2009

Item 9B.     Other Information.

          None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

          Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2009 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at:
http://www.snl.com/Cache/1500017426.PDF?D=&O=PDF&IID=102398&Y=&T=&FID=1500017426
Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

          The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2008:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,428,033	$14.18	754,755	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,428,033	$14.18	754,755	(1)

(1) Consists of 319,008 shares available for future non-full value awards and 435,747 shares available for future full value awards.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

          The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2008 and 2007

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

          Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)

3.5	By-Laws of Flushing Financial Corporation (1)

3.6	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)

4.1

Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(12)

4.2

Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation’s total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

4.3	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)

4.4	Warrant for Purchase of Shares of Common Stock (15)

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers

10.2*	Form of Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers

10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran

10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran

10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso

10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso

10.7*	Flushing Savings Bank Assistant Vice President and Vice President Change in Control Severance Policy

10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (4)

10.9*	Amended and Restated Outside Director Retirement Plan (11)

10.10*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (4)

10.11*	Amended and Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan

10.12	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)

10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)

10.14*	Employee Benefit Trust Agreement (1)

10.15*	Amendment to the Employee Benefit Trust Agreement (3)

10.16*	Loan Document for Employee Benefit Trust (1)

10.17*	Guarantee by Flushing Financial Corporation (1)

10.18*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr.

10.19*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)

10.20*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)

10.21*	Description of Outside Director Fee Arrangements

10.22*	Form of Outside Director Restricted Stock Award Letter (9)

10.23*	Form of Outside Director Restricted Stock Unit Award Letter (9)

10.24*	Form of Outside Director Stock Option Grant Letter (9)

10.25*	Form of Employee Restricted Stock Award Letter (9)

10.26*	Form of Employee Restricted Stock Unit Award Letter (9)

10.27*	Form of Employee Stock Option Award Letter (9)

10.28*	Amended and Restated 2005 Omnibus Incentive Plan

10.29*	Annual Incentive Plan for Executives and Senior Officers (14)

10.30*	Form of Waiver executed by each of John R. Buran, Maria A. Grasso, David W. Fry, Francis W. Korzekwinski and Theresa Kelly (15)

10.31

Letter Agreement dated December 19, 2008 between Flushing Financial Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock Series B and the Warrant (15)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*Indicates compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.

(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 1, 2006.

(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed March 1, 2007.

(15)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 16, 2009.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)
March 10, 2009
John R. Buran

/S/GERARD P. TULLY, SR.	Director, Chairman	March 10, 2009

Gerard P. Tully, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)
March 10, 2009
David W. Fry

/S/JAMES D. BENNETT	Director	March 10, 2009

James D. Bennett

/S/STEVEN J. D’IORIO	Director	March 10, 2009

Steven J. D’Iorio

/S/LOUIS C. GRASSI	Director	March 10, 2009

Louis C. Grassi

/S/SAM HAN	Director	March 10, 2009

Sam Han

/S/MICHAEL J. HEGARTY	Director	March 10, 2009

Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 10, 2009

John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 10, 2009

Vincent F. Nicolosi

/S/DONNA M. O’BRIEN	Director	March 10, 2009

Donna M. O’Brien

/S/JOHN E. ROE, SR.	Director	March 10, 2009

John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 10, 2009

Michael J. Russo

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)

3.5	By-Laws of Flushing Financial Corporation (1)

3.6	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)

4.1

Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C(12)

4.2

Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation’s total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

4.3	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)

4.4	Warrant for Purchase of Shares of Common Stock (15)

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers

10.2*	Form of Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers

10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran

10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran

10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso

10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso

10.7*	Flushing Savings Bank Assistant Vice President and Vice President Change in Control Severance Policy

10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (4)

10.9*	Amended and Restated Outside Director Retirement Plan (11)

10.10*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (4)

10.11*	Amended and Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan

10.12	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)

10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)

10.14*	Employee Benefit Trust Agreement (1)

10.15*	Amendment to the Employee Benefit Trust Agreement (3)

10.16*	Loan Document for Employee Benefit Trust (1)

10.17*	Guarantee by Flushing Financial Corporation (1)

10.18*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr.

10.19*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)

10.20*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)

10.21*	Description of Outside Director Fee Arrangements

10.22*	Form of Outside Director Restricted Stock Award Letter (9)

10.23*	Form of Outside Director Restricted Stock Unit Award Letter (9)

10.24*	Form of Outside Director Stock Option Grant Letter (9)

10.25*	Form of Employee Restricted Stock Award Letter (9)

10.26*	Form of Employee Restricted Stock Unit Award Letter (9)

10.27*	Form of Employee Stock Option Award Letter (9)

10.28*	Amended and Restated 2005 Omnibus Incentive Plan

10.29*	Annual Incentive Plan for Executives and Senior Officers (14)

10.30*	Form of Waiver executed by each of John R. Buran, Maria A. Grasso, David W. Fry, Francis W. Korzekwinski and Theresa Kelly (15)

10.31

Letter Agreement dated December 19, 2008 between Flushing Financial Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock Series B and the Warrant (15)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*Indicates compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.

(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.

(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002

(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.

(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.

(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 1, 2006.

(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.

(14)	Incorporated by reference to Exhibit filed with Form 8-K filed March 1, 2007.

(15)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.