Form 10-Q
period 2009-03-31
FLUSHING FINANCIAL CORP
filed 2009-05-08
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
             ☐ Yes    ☒ No

          The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 was 21,715,809

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

Item 1.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS
Cash and due from banks	$27,738	$30,404
Securities available for sale:
Mortgage-backed securities	737,507	674,764
Other securities	64,421	72,497
Loans:
Multi-family residential	1,020,730	999,185
Commercial real estate	780,380	752,120
One-to-four family — mixed-use property	749,124	751,952
One-to-four family — residential	235,703	238,711
Co-operative apartments	6,505	6,566
Construction	106,829	103,626
Small business administration	19,633	19,671
Taxi medallion	35,125	12,979
Commercial business and other	72,878	69,759
Net unamortized premiums and unearned loan fees	17,085	17,121
Allowance for loan losses	(15,280)	(11,028)

Net loans	3,028,712	2,960,662
Interest and dividends receivable	18,922	18,473
Bank premises and equipment, net	23,359	22,806
Federal Home Loan Bank of New York stock	46,403	47,665
Bank owned life insurance	58,098	57,499
Goodwill	16,127	16,127
Core deposit intangible	2,225	2,342
Other assets	44,977	46,232

Total assets	$4,068,489	$3,949,471

LIABILITIES
Due to depositors:
Non-interest bearing	$72,120	$69,624
Interest-bearing:
Certificate of deposit accounts	1,452,625	1,436,450
Savings accounts	404,802	359,595
Money market accounts	301,323	306,178
NOW accounts	350,724	265,762

Total interest-bearing deposits	2,509,474	2,367,985
Mortgagors’ escrow deposits	35,270	31,225
Borrowed funds	1,110,043	1,138,949
Other liabilities	31,658	40,196

Total liabilities	3,758,565	3,647,979

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 70,000 shares issued at March 31, 2009 and December 31, 2008, respectively liquidation preference value of $70,000)	1	1
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,715,809 shares and 21,625,709 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	217	216
Additional paid-in capital	152,757	150,662
Unearned compensation	(1,116)	(1,300)
Retained earnings	175,263	172,216
Accumulated other comprehensive loss, net of taxes	(17,198)	(20,303)

Total stockholders’ equity	309,924	301,492

Total liabilities and stockholders’ equity	$4,068,489	$3,949,471

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the three months ended March 31,

	2009	2008

Interest and dividend income
Interest and fees on loans	$47,376	$47,311
Interest and dividends on securities:
Interest	9,337	4,955
Dividends	412	864
Other interest income	43	297

Total interest and dividend income	57,168	53,427

Interest expense
Deposits	18,827	19,632
Other interest expense	12,285	13,080

Total interest expense	31,112	32,712

Net interest income	26,056	20,715
Provision for loan losses	4,500	300

Net interest income after provision for loan losses	21,556	20,415

Non-interest income
Loan fee income	417	698
Banking services fee income	446	442
Net gain on sale of loans held for sale	—	31
Net gain on sale of loans	—	22
Net gain (loss) from fair value adjustments	2,349	(1,602)
Federal Home Loan Bank of New York stock dividends	346	881
Bank owned life insurance	599	554
Other income	523	2,946

Total non-interest income	4,680	3,972

Non-interest expense
Salaries and employee benefits	7,471	6,454
Occupancy and equipment	1,774	1,636
Professional services	1,655	1,383
Data processing	1,089	1,045
Depreciation and amortization	622	594
FDIC deposit insurance	977	255
Other operating expenses	2,404	1,850

Total non-interest expense	15,992	13,217

Income before income taxes	10,244	11,170

Provision for income taxes
Federal	3,095	3,164
State and local	840	855

Total taxes	3,935	4,019

Net income	$6,309	$7,151

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period	$3,056	$(3,676)
Amortization of net actuarial losses	42	9
Amortization of prior service costs	7	4

Net other comprehensive income (loss)	3,105	(3,663)

Comprehensive net income	$9,414	$3,488

Basic earnings per common share	$0.26	$0.36
Diluted earnings per common share	$0.26	$0.35
Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,

(Dollars in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,309	$7,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	300
Depreciation and amortization of bank premises and equipment	622	594
Origination of loans held for sale	—	(658)
Proceeds from sale of loans held for sale	—	686
Net gain on sale of loans held for sale	—	(31)
Net gain on sales of loans	—	(22)
Amortization of premium, net of accretion of discount	756	466
Fair value adjustment for financial assets and financial liabilities	(2,349)	1,602
Income from bank owned life insurance	(599)	(554)
Stock-based compensation expense	588	371
Deferred compensation	8	(328)
Amortization of core deposit intangibles	117	117
Excess tax benefits from stock-based payment arrangements	(45)	(24)
Deferred income tax benefit	(743)	(672)
Increase in other liabilities	1,699	3,670
Increase in other assets	(736)	(579)

Net cash provided by operating activities	10,127	12,089

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,175)	(284)
Net redemption (purchases) of Federal Home Loan Bank of New York shares	1,262	(2,111)
Purchases of securities available for sale	(96,913)	(13,285)
Proceeds from calls of securities available for sale	8,638	—
Proceeds from maturities and prepayments of securities available for sale	31,177	13,108
Net originations and repayment of loans	(65,434)	(63,633)
Purchases of loans	(8,835)	(52,888)
Proceeds from sale of delinquent loans	1,233	5,148

Net cash used in investing activities	(130,047)	(113,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	2,496	31,431
Net increase in interest-bearing deposits	141,278	15,079
Net increase in mortgagors’ escrow deposits	4,045	12,769
Net proceeds from short-term borrowings	9,600	—
Proceeds from long-term borrowings	67,367	101,923
Repayment of long-term borrowings	(105,009)	(55,010)
Purchases of treasury stock	—	(88)
Excess tax benefits from stock-based payment arrangements	45	24
Proceeds from issuance of common stock upon exercise of stock options	618	150
Cash dividends paid	(3,186)	(2,571)

Net cash provided by financing activities	117,254	103,707

Net (decrease) increase in cash and cash equivalents	(2,666)	1,851
Cash and cash equivalents, beginning of period	30,404	36,148

Cash and cash equivalents, end of period	$27,738	$37,999

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$31,796	$31,424
Income taxes paid	828	380
Taxes paid if excess tax benefits were not tax deductible	873	404
Non-cash activities:
Securities purchase, not yet settled	770	—

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands, except per share data)	For the three months ended March 31, 2009

Preferred Stock
Balance, beginning of period	$1
No activity	—

Balance, end of period	$1

Common Stock
Balance, beginning of period	$216
Issuance upon exercise of stock options (90,000 common shares)	1
Shares issued upon vesting of restricted stock unit awards (100 common shares)	—

Balance, end of period	$217

Additional Paid-In Capital
Balance, beginning of period	$150,662
Additional preferred stock issuance costs	(144)
Amortization of preferred stock issuance costs	76
Award of common shares released from Employee Benefit Trust (156,937 common shares)	802
Shares issued upon vesting of restricted stock unit awards (100 common shares)	2
Issuance upon exercise of stock options (90,000 common shares)	617
Stock-based compensation activity, net	697
Stock-based income tax benefit	45

Balance, end of period	$152,757

Unearned Compensation
Balance, beginning of period	$(1,300)
Release of shares from Employee Benefit Trust (53,347 common shares)	184

Balance, end of period	$(1,116)

Retained Earnings
Balance, beginning of period	$172,216
Net income	6,309
Cash dividends declared and paid on common shares ($0.13 per common share)	(2,641)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred shares)	(545)
Amortization of preferred stock issuance costs	(76)

Balance, end of period	$175,263

Accumulated Other Comprehensive Loss
Balance, beginning of period	$(20,303)
Change in net unrealized loss on securities available for sale, net of taxes of approximately ($2,546)	3,056
Amortization of net actuarial losses, net of taxes of approximately ($34)	42
Amortization of prior service costs, net of taxes of approximately ($5)	7

Balance, end of period	$(17,198)

Total Stockholders’ Equity	$309,924

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

3.	Earnings Per Share

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Effective January 1, 2009, on a retrospective basis, SFAS No. 128 was amended by the Financial Accounting Standards Board (“FASB”) with FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. Our restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. Earnings per share for the quarter ended March 31, 2008 have been retrospectively adjusted to reflect the effects of FSP EITF 03-6-1. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period. Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

Earnings per common share have been computed based on the following:

	For the three months ended March 31,

	2009	2008

	(In thousands, except per share data)
Net income, as reported	$6,309	$7,151
Preferred dividends and amortization of issuance costs	(952)	—

Net income available to common shareholders	$5,357	$7,151

Divided by:
Weighted average common shares outstanding	20,590	19,988
Weighted average common stock equivalents	6	185

Total weighted average common shares outstanding and common stock equivalents	20,596	20,173

Basic earnings per common share	$0.26	$0.36
Diluted earnings per common share (1)	$0.26	$0.35
Dividend payout ratio	50.0%	36.1%

(1)

Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. A Warrant to purchase 751,611 shares at an exercise price of $13.97 is not included in the computation of diluted earnings per common share for the three months ended March 31, 2009. For the three months ended March 31, 2009, options to purchase 1,455,053 shares at an average exercise price of $14.17 were not included in the computation of diluted earnings per common share. For the three months ended March 31, 2008, options to purchase 544,900 shares at an average exercise price of $17.34 were not included in the computation of diluted earnings per common.

4.	Loans

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

The total amount of non-performing loans increased $19.5 million during the three months ended March 31, 2009 to $59.4 million from $40.0 million at December 31, 2008. The Company recorded a provision for loan losses of $4.5 million during the three months ended March 31, 2009 which was a $4.2 million increase from the $0.3 million provision recorded during the three months ended March 31, 2008. The increase in the provision for loan losses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 reflected the increase in non-performing loans experienced during the quarter ended March 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

5.	Stock-Based Compensation

In accordance with SFAS No. 123R, “Share-based Payments,” the Company estimates the fair value of stock options awarded on the date of grant using the Black Scholes valuation model. Under the Black Scholes valuation model, key assumptions are used to estimate the fair value of stock options including the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three months ended March 31, 2009, there were 118,100 stock options and 124,350 restricted stock units granted, while for the three months ended March 31, 2008, there were 8,000 stock options and 500 restricted stock units granted.

For the three months ended March 31, 2009 and 2008, the Company’s net income, as reported, includes $0.6 million and $0.4 million, respectively, of stock-based compensation costs and $0.2 million and $0.1 million, respectively, of income tax benefits related to the stock-based compensations plans.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated:

	For the three months ended March 31,

	2009	2008

Dividend yield	6.16%	4.23%
Expected volatility	34.99%	28.91%
Risk-free interest rate	2.27%	3.15%
Expected option life (years)	7	7

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

The Omnibus Plan provides for annual grants of 3,600 shares of restricted stock to the Company’s non-employee directors. These shares were awarded on June 1 of each year following the date of the director’s initial election or appointment as a non-employee director of the Company. Additionally, the Omnibus Plan provides for an initial grant of restricted stock to non-employee directors upon their initial election or appointment. The number of shares awarded under the initial grant are determined by a formula which allocates 300 shares for each full or partial month from the date of such director’s initial election or appointment to the following June 1. During January 2009, the Compensation Committee and the Board of Directors approved an amendment to the Omnibus Plan that changed the date annual grants to non-employee directors are awarded to January 30. The Omnibus Plan was also amended at the same time to change the formula for which initial grants to non-employee directors are determined, from allocating 300 shares for each full or partial month from the date of such director’s initial election or appointment to the following January 30. The Compensation Committee may substitute shares of restricted stock with restricted stock units prior to grant.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

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

The following table summarizes the Company’s full value awards at or for the three months ended March 31, 2009:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2008	211,158	$18.02
Granted	124,350	8.44
Vested	(31,600)	8.46
Forfeited	(1,340)	16.44

Non-vested at March 31, 2009	302,568	$15.09

Vested but unissued at March 31, 2009	97,255	$12.23

Vested but unissued at December 31, 2008	65,755	$18.10

As of March 31, 2009, there was $3.5 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighed-average period of 3.2 years. The total fair value of awards vested during the three months ended March 31, 2009 and 2008 was $267 thousand and $9 thousand respectively. The vested but unissued full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the three months ended March 31, 2009:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2008	1,428,033	$14.18
Granted	118,100	8.44
Exercised	(90,000)	6.86
Forfeited	(720)	16.64

Outstanding at March 31, 2009	1,455,413	$14.17	5.7 years	$—

Exercisable shares at March 31, 2009	1,109,808	$14.06	4.8 years	$—

Vested but unexercisable shares at March 31, 2009	7,290	$16.07	8.4 years	$—

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of March 31, 2009, there was $1.0 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years. The vested but unexercisable non-full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised and the weighted average grant date fair value for options granted during the three months ended March 31, 2009 and 2008 are provided in the following table:

	For the three months ended March 31,

(In thousands, except grant date fair value)	2009	2008

Proceeds from stock options exercised	$618	$150
Tax benefit related to stock options exercised	45	29
Intrinsic value of stock options exercised	102	69
Grant date fair value at weighted average	1.26	3.40

Phantom Stock Plan: In addition, the Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President and above and completed one year of service. However, officers who have achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the phantom stock plan. Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

The following table summarizes the Company’s Phantom Stock Plan at or for the three months ended March 31, 2009:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2008	15,760	$11.96
Granted	9,007	8.41
Forfeited	—	—
Distributions	(137)	11.63

Outstanding at March 31, 2009	24,630	$6.02

Vested at March 31, 2009	23,149	$6.02

The Company recorded a stock-based compensation benefit for the phantom stock plan of $111,000 for the three months ended March 31, 2009, and stock-based compensation expense for the phantom stock plan of $31,000 for the three months ended March 31, 2008. The total fair value of the distributions from the phantom stock plan during the three months ended March 31, 2009 and 2008 were $2,000 and $11,000, respectively.

6.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	For the three months ended March 31,

(In thousands)	2009	2008

Employee Pension Plan:
Interest cost	$228	$228
Amortization of unrecognized loss	80	24
Expected return on plan assets	(321)	(337)

Net employee pension benefit	$(13)	$(85)

Outside Director Pension Plan:
Service cost	$20	$14
Interest cost	34	35
Amortization of unrecognized gain	(4)	(8)
Amortization of past service liability	10	10

Net outside director pension expense	$60	$51

Other Postretirement Benefit Plans:
Service cost	$55	$39
Interest cost	57	53
Amortization of past service liability	2	(3)

Net other postretirement benefit expense	$114	$89

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expects to contribute $0.2 million to each of the Outside Director Pension Plan and Other Post Retirement Benefit Plans during the year ending December 31, 2009. The Company does not expect to make a contribution to the Employee Pension Plan during the year ending December 31, 2009. As of March 31, 2009, the Company has contributed $22,000 to the Outside Director Pension Plan and $8,000 to the Other Postretirement Benefit Plans. As of March 31, 2009, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2009. As of March 31, 2009, the Company has not revised its expected contributions for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

7.	Fair Value Measurements

The Company carries certain financial assets and financial liabilities at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115,” and value those financial assets and financial liabilities in accordance with SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $135.1 million and $132.6 million, respectively. At December 31, 2008, the Company carried financial assets and financial liabilities under the fair value option with fair values of $139.5 million and $133.4 million, respectively. During the three months ended March 31, 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments, at or for the three ended March 31, 2009 and 2008:

		Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option

Description	Fair Value Measurements at March 31, 2009	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

(Dollars in thousands)
Mortgage-backed securities	$106,426	$1,701	$1,777
Other securities	28,629	(201)	(968)
Borrowed funds	107,043	639	(2,036)
Securities sold under agreements to repurchase	25,539	210	(375)

Net gain (loss) from fair value adjustments		$2,349	$(1,602)

A description of the methods and significant assumptions utilized in estimating the fair value of the Company’s assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – where quoted market prices are available in an active market. At March 31, 2009 and December 31, 2008, Level 1 includes preferred stock issued by Fannie Mae and Freddie Mac.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2009 and December 31, 2008, Level 2 includes mortgage related securities, corporate debt, securities sold under agreements to repurchase and FHLB-NY advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. During 2008, certain financial instruments previously classified as Level 2 were reclassified to Level 3. At March 31, 2009 and December 31, 2008, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

The following table sets forth the financial assets and financial liabilities carried at fair value on a recurring basis that are classified within Level 3 of the valuation hierarchy for the three months ended March 31, 2009:

	Trust preferred securities	Junior subordinated debentures

	(In thousands)

Balance at December 31, 2008	$10,699	$33,052
Net loss from fair value adjustment of financial assets	(295)	—
Net loss from fair value adjustments of financial liabilities	—	95
Change in unrealized losses included in other comprehensive loss	(968)	—

Balance at March 31, 2009	$9,436	$33,147

The financial assets and financial liabilities that were transferred to Level 3 during 2008 were transferred due to an inactive market for these financial instruments. In valuing these financial instruments, which included trust preferred securities owned by us and our junior subordinated debentures, the determination of fair value required models which take into consideration market spread data for similar instruments and other contractual features. We used an independent third party to model these assumptions.

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

The net gains recorded on borrowed funds for the three months ended March 31, 2009 were primarily the result of widening credit spreads in credit markets on trust preferred securities and the related junior subordinated debentures. Recent issuances of these types of financial instruments had a significantly higher interest cost due to widening spreads against the indexes for which the interest rate is referenced. The $61.9 million of debentures issued by the Company have a spread to their index of approximately 142 basis points, which is significantly less than credit spreads in the current market.

The borrowed funds and securities sold under agreements to repurchase are reported at fair value and have contractual principal amounts, as of March 31, 2009, of $131.9 million and $25.0 million, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of March 31, 2009, of $0.8 million and. $0.3 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at March 31, 2009 and December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)

	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Assets:
Securities available for sale
Mortgage-backed securities	$—	$—	$737,507	$674,764	$—	$—
Other securities	637	607	54,348	61,191	9,436	10,699

Total assets	$637	$607	$791,855	$735,955	$9,436	$10,699

Liabilities:
Borrowed funds	$—	$—	$73,896	$74,637	$33,147	$33,052
Securities sold under agreements to repurchase	—	—	25,539	25,757	—	—

Total liabilities	$—	$—	$99,435	$100,394	$33,147	$33,052

	Total carried at fair value on a recurring basis

	March 31, 2009	December 31, 2008

Assets:
Securities available for sale
Mortgage-backed securities	$737,507	$674,764
Other securities	64,421	72,497

Total assets	$801,928	$747,261

Liabilities:
Borrowed funds	$107,043	$107,689
Securities sold under agreements to repurchase	25,539	25,757

Total liabilities	$132,582	$133,446

The above table includes $21.8 million in net unrealized losses on the Company’s available for sale securities. These losses primarily relate to twelve securities, of which ten are private issue mortgage-backed securities and two are trust preferred securities. These securities have a combined amortized cost of $98.6 million, with a combined unrealized loss of $37.3 million at March 31, 2009. The Company has reviewed these specific securities along with the rest of the investment portfolio at March 31, 2009, and has determined that unrealized losses are temporary based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, as well as the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics. In addition the Company has the ability and the intent to hold such securities through to recovery of the unrealized losses.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

8.	Income Taxes

The Company has recorded a net deferred tax asset of $22.8 million at March 31, 2009, which is included in Other Assets in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, as well as certain tax planning strategies, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at March 31, 2009.

9.	Regulatory Capital

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 2009, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank’s compliance with OTS capital standards as of March 31, 2009.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$320,079	7.87%
Requirement	61,044	1.50
Excess	259,035	6.37

Leverage and Core Capital:
Capital level	$320,079	7.87%
Requirement	122,087	3.00
Excess	197,992	4.87

Risk-Based Capital:
Capital level	$335,359	13.08%
Requirement	205,187	8.00
Excess	130,172	5.08

10.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or financial condition.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of SFAS No. 160 did not have a material effect on the Company’s results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133”. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities under this FSP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. Adoption of this FSP did not have a material impact on our computation of EPS.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. This FSP was effective upon issuance. Adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Note to Consolidated Financial Statements

ending after December 15, 2008, and is applied prospectively. Adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The FSP replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are in the process of completing our evaluation of the impact of this FSP on our results of operations and financial condition, and are therefore, at this time, unable to determine its effect.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets and liabilities). The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP also requires disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are in the process of completing our evaluation of the impact of this FSP on our results of operations and financial condition, and are therefore, at this time, unable to determine its effect.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 115-2 and FAS 124-2, and FSP FAS 157-4.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2.

This Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank”), collectively, the “Banks.”

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2008. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994 to serve as the holding company for the Savings Bank, a federally chartered, Federal Deposit Insurance Corporation (“FDIC”) insured savings institution, originally organized in 1929. Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC”. The Savings Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Savings Bank conducts its business through fifteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its Internet banking division, “iGObanking.com®”. During 2007, the Savings Bank formed a wholly-owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio. Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Savings Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). Deposits are insured to the maximum allowable amount by the FDIC.

Our strategy is to continue our focus as an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to: (1) continue our emphasis on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, (2) transition from a traditional thrift to a more ‘commercial-like’ banking institution, (3) increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens, (4) maintain asset quality, (5) manage deposit growth and maintain a low cost of funds, utilizing the Internet banking division to grow deposits, (6) cross sell to lending and deposit customers, (7) actively pursue deposits from local area government units, (8) manage interest rate risk, (9) explore new business opportunities, and (10) manage capital. There can be no

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on FHLB-NY stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned. Such results also are significantly affected by general economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.

Our investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, out interest rate risk exposure, our interest rate sensitivity “gap” position, the types of securities to be held, and other factors. We classify our investment securities as available for sale.

We carry a portion of our financial assets and financial liabilities at fair value under Statement of Financial Accounting Standards (“SFAS”) No.159. We believe that by electing the fair value option on certain financial assets and financial liabilities it will allow us to better react to changes in interest rates. However, valuing financial assets and financial liabilities at fair value can at times have a significant impact on our financial statements, as changes in fair value of financial assets and financial liabilities are reflected in non-interest income on our Consolidated Statements of Income and Comprehensive Income.

We recorded a provision for loan losses of $4.5 million during the three months ended March 31, 2009, which reduced diluted earnings per common share, on an after-tax basis, by $0.12. Non-performing loans increased $19.5 million to $59.4 million at March 31, 2009 from $40.0 million at December 31, 2008.The increase in non-performing loans primarily consists of mortgage loans that are located in the New York City metropolitan market. Historically, we have not incurred losses on mortgage loans, primarily due to conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and debt coverage ratio of at least 125%. However, given the increase in non-performing loans and current economic uncertainties, management, as a result of the regular analysis of the adequacy of the allowance for loan losses deemed it necessary to record this additional provision for possible loan losses. See “-ALLOWANCE FOR LOAN LOSSES”.

We also recorded a net after-tax gain of $1.3 million, or $0.06 per diluted common share, for the three months ended March 31, 2009 to recognize the change in value of financial assets and financial liabilities carried at fair value under SFAS No. 159. The three months ended March 31, 2008 included a net after-tax loss of $0.9 million, or $0.04 per diluted share to recognize the change in value of financial assets and financial liabilities carried at fair value under SFAS No. 159. Additionally, the three months ended March 31, 2008 included receipt of a $2.4 million settlement of the WorldCom Fraud case, which increased diluted earnings per common share, on an after-tax basis, by $0.06.

Net income for the three months ended March 31, 2009 was $6.3 million, a decrease of $0.8 million, or 11.8%, from the $7.2 million earned during the period ended March 31, 2008. Diluted earnings per common share for the first quarter of 2009 was $0.26, a decrease of $0.09, or 25.7%, from the $0.35 earned in the comparable quarter a year ago.

This has been an extremely difficult time for the banking industry and the economy as a whole. We have been facing difficult challenges, and expect to continue to do so in the future. Despite the turmoil in the markets, the net interest margin for the three months ended March 31, 2009 improved over the prior year comparable period by 14 basis points to 2.72%. This resulted in a $5.3 million increase in net interest income for the three months ended March 31, 2009 to $26.1 million from $20.7 million for the comparable prior year period.

At March 31, 2009, total assets were $4,068.5 million, an increase of $119.0 million, or 3.0%, from $3,949.5 million at December 31, 2008. Total loans, net increased $68.1 million, or 2.3%, during the three months ended March 31, 2009 to $3,028.7 million from $2,960.7 million at December 31, 2008. Loan originations were $123.5 million for

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

the three months ended March 31, 2009, a decrease of $98.6 million from $222.1 million for the three months ended March 31, 2008 as loan demand has declined due to the current economic environment. At March 31, 2009, loan applications in process totaled $180.3 million, compared to $268.8 million at March 31, 2008 and $185.4 million at December 31, 2008. During the quarter ended March 31, 2009, mortgage-backed securities increased $62.7 million, or 9.3%, to $737.5 million, while other securities decreased $8.1 million, or 11.1%, to $64.4 million. During the quarter ended March 31, 2009, there were purchases of $85.6 million of mortgage-backed securities, some of which were made to support the activities of the Commercial Bank. Other securities primarily consist of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Total liabilities were $3,758.6 million at March 31, 2009, an increase of $110.6 million, or 3.0%, from December 31, 2008. During the three months ended March 31, 2009, due to depositors increased $144.0 million to $2,581.6 million, as a result of increases of $85.0 million in NOW accounts, $45.2 million in savings accounts and $16.2 million in certificate of deposit accounts. Borrowed funds decreased $28.9 million to $1,110.0 million at March 31, 2009 from $1,138.9 million at December 31, 2008. In addition, mortgagors’ escrow deposits increased $4.0 million during the quarter ended March 31, 2009.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

General. Net income for the three months ended March 31, 2009 was $6.3 million, a decrease of $0.8 million, or 11.8%, from $7.2 million for the three months ended March 31, 2008. Diluted earnings per common share were $0.26 for the three months ended March 31, 2009, a decrease of $0.09, or 25.7%, from $0.35 for the three months ended March 31, 2008. The return on average assets was 0.63% for the three months ended March 31, 2009, as compared to 0.84% for the three months ended March 31, 2008, while the return on average equity was 8.42% for the three months ended March 31, 2009 as compared to 12.27% for the three months ended March 31, 2008.

Interest Income. Total interest and dividend income increased $3.7 million, or 7.0%, to $57.2 million for the three months ended March 31, 2009 from $53.4 million for the three months ended March 31, 2008. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $628.0 million to $3,837.3 million, partially offset by a 70 basis point reduction in the yield of interest-earning assets to 5.96% for the three months ended March 31, 2009 from 6.66% for the quarter ended March 31, 2008. The decline in the yield of interest-earning assets was primarily due to a 57 basis point reduction in the yield of the loan portfolio combined with a $374.9 million increase in the combined average balances of the securities portfolio and interest earning deposits, which have a lower yield than total interest-earning assets. The 57 basis point decline in the yield of the loan portfolio to 6.35% for the three months ended March 31, 2009 from 6.92% for the three months ended March 31, 2008, was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have continued to decline, and an increase in non-accrual loans for which we do not accrue interest income. The yield was positively impacted by the average rate on mortgage loans originated during the past twelve months being higher than the average rate of both the existing loan portfolio and mortgage loans which were paid-in-full during the period. The yield on the mortgage loan portfolio declined 50 basis points to 6.41% for the quarter ended March 31, 2009 from 6.91% for the quarter ended March 31, 2008. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 38 basis points to 6.35% for the three months ended March 31, 2009 from 6.73% for the three months ended March 31, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $253.2 million in the average balance of the loan portfolio to $2,986.0 million for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased $1.6 million, or 4.9%, to $31.1 million for the three months ended March 31, 2009 from $32.7 million for the three months ended March 31, 2008. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 82 basis points to 3.43% for the three months ended March 31, 2009 from 4.25% for the comparable prior year period. This decrease was partially offset with a $551.8 million increase in the average balance of interest-bearing liabilities to $3,628.7 million. The decrease in cost of interest-bearing liabilities is attributed to the Federal Open Market Committee lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the first quarter of 2009. This has allowed us to reduce the rates we pay on our deposit products. Certificates of deposit, money market accounts, saving accounts and NOW accounts decreased 98 basis points, 176 basis points, 80 basis points and 33 basis points respectively, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This resulted in a decrease in the cost of due to depositors of 107 basis points to 2.97% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The cost of borrowed

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

funds also declined 12 basis points to 4.62% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The average balance of the higher-costing certificates of deposit increased $327.1 million, for the quarter ended March 31, 2009 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $262.8 million for the quarter ended March 31, 2009 compared to the prior year period.

Net Interest Income. For the three months ended March 31, 2009, net interest income was $26.1 million, an increase of $5.3 million, or 25.8%, from $20.7 million for the three months ended March 31, 2008. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $628.0 million to $3,837.3 million, combined with an increase in the net interest spread of 12 basis points to 2.53% for the quarter ended March 31, 2009 from 2.41% for the comparable period in 2008. The yield on interest-earning assets decreased 70 basis points to 5.96% for the three months ended March 31, 2009 from 6.66% in the three months ended March 31, 2008. The cost of interest-bearing liabilities decreased 82 basis points to 3.43% for the three months ended March 31, 2009 from 4.25% for the comparable prior year period. The net interest margin increased 14 basis points to 2.72% for the three months ended March 31, 2009 from 2.58% for the three months ended March 31, 2008. Excluding prepayment penalty income, the net interest margin would have been 2.67% and 2.44% for the three month periods ended March 31, 2009 and 2008, respectively.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2009 was $4.5 compared to $0.3 million recorded in the quarter ended March 31, 2008. The provision for loan losses recorded in 2009 was primarily due to an increase in non-performing loans. This increase in non-performing loans primarily consists of mortgage loans that are located in the New York City metropolitan market. Historically, we have not incurred losses on mortgage loans, primarily due to conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and current economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the first quarter of 2009. We have not been directly affected by the recent increase in defaults on sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. However, we saw a $19.5 million increase in non-performing loans to $59.4 million at March 31, 2009 from December 31, 2008. We had net charge-offs of $248,000 for the three months ended March 31, 2009, compared to $86,000 for the comparable period in 2008. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income for the three months ended March 31, 2009 increased by $0.7 million, or 17.8%, for the three months ended March 31, 2009 to $4.7 million, as compared to $4.0 million for the quarter ended March 31, 2008. There was a $2.3 million gain in the fair value of financial instruments accounted for under SFAS No. 159 in three months ended March 31, 2009 compared to a $1.6 million loss recorded in the comparable prior year period. The increased income recorded from financial instruments accounted for under SFAS No. 159 was partially offset by decreases in loan fee income of $0.3 million due to a decrease in fees received when loans satisfy, and $0.5 million in dividend income on FHLB-NY stock. In addition the three months ended March 31, 2008 included receipt of a $2.4 million settlement on the WorldCom Fraud case. This amount was received as a result of a class action litigation settlement, and was included in Other Income.

Non-Interest Expense. Non-interest expense was $16.0 million for the three months ended March 31, 2009, an increase of $2.8 million, or 21.0%, from $13.2 million for the three months ended March 31, 2008. Employee salary and benefits increased $1.0 million, which is primarily attributed to the growth of the Bank, including one new branch, increased costs for postretirement benefits, and grants of restricted stock awards in the first quarter of 2009. FDIC insurance increased $0.7 million compared to the comparable prior period as the credits we received to offset FDIC insurance charges were fully utilized in the first quarter of 2008, and the FDIC raised the deposit insurance premiums during 2009. Other operating expense increased $0.6 million primarily due to the accelerated vesting of RSU awards granted to directors during January of 2009 and not granted in the comparable prior year period. The 2005 Omnibus Plan was amended in January 2009 to change the annual grant date of awards to directors from June to January of each year. The efficiency ratio was 67.0% and 56.1% for the three months ended, March 31, 2009 and 2008, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $0.9 million, or 8.3%, to $10.2 million for the three months ended March 31, 2009 from $11.2 million for the three months ended March 31, 2008 for the reasons discussed above.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes. Income tax expense decreased $0.1 million, to $3.9 million, for the three months ended March 31, 2009 as compared to $4.0 million for the three months ended March 31, 2008. This decrease was due to reduced pre-tax income partially offset by an increase in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The effective tax rate was 38.4% and 36.0% for the three-month periods ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate for the three months ended March 31, 2009 from the three months ended March 31, 2008 is primarily attributed to the loss of dividend income on the preferred shares of Fannie Mae and Freddie Mac, a significant portion of which is tax exempt, and non-deductible compensation of certain executives due to our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”).

FINANCIAL CONDITION

Assets. At March 31, 2009, total assets were $4,068.5 million, an increase of $119.0 million, or 3.0%, from $3,949.5 million at December 31, 2008. Total loans, net increased $68.1 million, or 2.3%, during the three months ended March 31, 2009 to $3,028.7 million from $2,960.7 million at December 31, 2008. Loan originations were $123.5 million for the three months ended March 31, 2009, a decrease of $98.6 million from $222.1 million from the three months ended March 31, 2008, as loan demand has declined due to the current economic environment. At March 31, 2009, loan applications in process totaled $180.3 million, compared to $268.8 million at March 31, 2008 and $185.4 million at December 31, 2008.

The following table shows loan originations and purchases for the periods indicated.

	For the three months ended March 31,

(In thousands)	2009	2008

Multi-family residential	$36,947	$47,482
Commercial real estate (1)	36,662	42,933
One-to-four family – mixed-use property	6,108	34,618
One-to-four family – residential (2)	7,014	68,021
Construction	5,281	9,502
Small business administration(3)	1,112	3,195
Taxi medallion(4)	22,906	3,156
Commercial business and other	7,468	13,193

Total	$123,498	$222,100

(1)	Includes purchases of $2.9 million and $2.5 million in the three months ended March 31, 2009 and 2008, respectively.

(2)	Includes purchases of $50.0 million in the three months ended March 31, 2008.

(3)	Includes purchases of $0.4 million in the three months ended March 31, 2008.

(4)	Includes purchases of $5.9 million in the three months ended March 31, 2009.

As we continue to increase our loan portfolio, management continues to adhere to our conservative underwriting standards. Although non-accrual loans have increased, primarily due to the current economic environment, we have been able to minimize charge-offs of losses from impaired loans and maintain asset quality as we take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review our delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status as soon as possible. We have increased staffing that handles the delinquent loans by hiring people experienced in loan workouts. Our non-performing assets were $60.2 million at March 31, 2009 an increase of $19.5 million from $40.7 million at December 31, 2008, and an increase of $52.3 million from $7.9 million at March 31, 2008. Total non-performing assets as a percentage of total assets were 1.48% at March 31, 2009 compared to 1.03% at December 31, 2008 and 0.23% as of March 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 26% at March 31, 2009, compared to 28% at December 31, 2008 and 87% at March 31, 2008.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2009, mortgage-backed securities increased $62.7 million, or 9.3% to $737.5 million, while other securities decreased $8.1 million, or 11.1% to $64.4 million. During the quarter ended March 31, 2009, there were purchases of $85.6 million of mortgage-backed securities, some of which were made to support the activities of the Commercial Bank. Other securities primarily consist of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $3,758.6 million at March 31, 2009, an increase of $110.6 million, or 3.0%, from December 31, 2008. During the quarter ended March 31, 2009, due to depositors increased $144.0 million to $2,581.6 million, primarily as a result of increases of $85.0 million in NOW accounts, $45.2 million in savings accounts, and $16.2 million in certificate of deposit accounts. Borrowed funds decreased $28.9 million to $1,110.0 million at March 31, 2009 from $1,138.9 million at December 31, 2008. In addition, mortgagors’ escrow deposits increased $4.0 million during the quarter ended March 31, 2009.

Equity. Total stockholders’ equity increased $8.4 million, or 2.8%, to $309.9 million at March 31, 2009 from $301.5 million at December 31, 2008. The increase is primarily due to net income of $6.3 million and a decrease in other comprehensive loss of $3.1 million for the three months ended March 31, 2009. This was partially offset by the declaration and payment of dividends on our common and preferred stock totaling $3.2 million during the three months ended March 31, 2009. The exercise of stock options increased stockholders’ equity by $0.7 million, including the income tax benefit realized by us upon the exercise of the options. Book value per common share was $11.05 at March 31, 2009, compared to $10.70 per common share at December 31, 2008 and $11.03 per common share at March 31, 2008.

We did not repurchase any shares during the quarter ended March 31, 2009 under our current stock repurchase program. At March 31, 2009, 362,050 shares remain to be repurchased under the current stock repurchase program. As a condition of our participation in the CPP, shares may not be purchased for the next three years without approval of the U.S. Treasury unless the preferred shares are redeemed or transferred to a third party. We have not requested approval from the U.S. Treasury to repurchase shares.

Cash flow. During the three months ended March 31, 2009, funds provided by our operating activities amounted to $10.1 million. These funds, together with $117.4 million provided by financing activities and $30.4 million of cash and cash equivalents available at the beginning of the year, were utilized to fund net investing activities of $130.2 million. Our primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the three months ended March 31, 2009, the net total of loan originations and purchases less loan repayments and sales was $73.1 million. During the three months ended March 31, 2009, we also funded $96.9 million in purchases of securities available for sale. Funds were primarily provided by increases of $144.0 million in due to depositors and $4.0 million in escrow deposits, combined with $8.6 million in calls of securities and $31.1 million in proceeds from maturities and prepayments of securities available for sale. Additional funds of $0.6 million were provided through the exercise of stock options. We also used funds of $3.2 million for dividend payments, and $28.0 million to repay borrowed funds, during the three months ended March 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTEREST RATE RISK

Our consolidated statements of financial position have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates. Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets which could adversely affect our results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in our stockholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2009. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At March 31, 2009, we were within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents our interest rate shock as of March 31, 2009.

	Projected Percentage Change In

Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio

-200 Basis points	1.59%	15.33%	10.85%
-100 Basis points	0.51	9.31	10.43
Base interest rate	0.00	0.00	9.71
+100 Basis points	-2.33	-15.18	8.42
+200 Basis points	-8.21	-31.06	7.03

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,

	2009			2008

	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,871,127	$46,002	6.41%	$2,600,676	$44,912	6.91%
Other loans, net (1)	114,831	1,374	4.79	132,116	2,399	7.26

Total loans, net	2,985,958	47,376	6.35	2,732,792	47,311	6.92

Mortgage-backed securities	703,343	8,913	5.07	359,491	4,628	5.15
Other securities	73,298	836	4.56	77,195	1,191	6.17

Total securities	776,641	9,749	5.02	436,686	5,819	5.33

Interest-earning deposits and federal funds sold	74,690	43	0.23	39,774	297	2.99

Total interest-earning assets	3,837,289	57,168	5.96	3,209,252	53,427	6.66

Other assets	184,655			188,827

Total assets	$4,021,944			$3,398,079

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$392,995	1,578	1.61	$360,555	2,174	2.41
NOW accounts	315,775	1,507	1.91	75,145	420	2.24
Money market accounts	306,708	1,524	1.99	317,000	2,968	3.75
Certificate of deposit accounts	1,516,617	14,200	3.75	1,189,497	14,054	4.73

Total due to depositors	2,532,095	18,809	2.97	1,942,197	19,616	4.04
Mortgagors’ escrow accounts	33,748	18	0.21	30,254	16	0.21

Total deposits	2,565,843	18,827	2.94	1,972,451	19,632	3.98
Borrowed funds	1,062,813	12,285	4.62	1,104,412	13,080	4.74

Total interest-bearing liabilities	3,628,656	31,112	3.43	3,076,863	32,712	4.25

Non interest-bearing deposits	67,059			68,730
Other liabilities	26,685			19,405

Total liabilities	3,722,400			3,164,998
Equity	299,544			233,081

Total liabilities and equity	$4,021,944			$3,398,079

Net interest income /net interest rate spread		$26,056	2.53%		$20,715	2.41%

Net interest-earning assets /net interest margin	$208,633		2.72%	$132,389		2.58%

Ratio of interest-earning assets to interest-bearing liabilities			1.06X			1.04	X

(1)

Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.3 million and $1.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

LOANS

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	For the three months ended March 31,

(In thousands)	2009	2008

Mortgage Loans

At beginning of period	$2,852,160	$2,565,700

Mortgage loans originated:
Multi-family residential	36,947	47,482
Commercial real estate	33,745	40,433
One-to-four family – mixed-use property	6,108	34,618
One-to-four family – residential	7,014	18,056
Construction	5,281	9,502
Co-operative apartments	—	—

Total mortgage loans originated	89,095	150,091

Mortgage loans purchased:
Commercial real estate	2,917	2,500
One-to-four family – residential	—	49,965

Total acquired loans	2,917	52,465

Less:
Principal and other reductions	43,668	91,785
Sales	1,233	5,148

At end of period	$2,899,271	$2,671,323

Commercial Business and Other Loans

At beginning of period	$102,409	$128,968

Other loans originated:
Small business administration	1,112	2,772
Taxi Medallion	16,988	3,156
Commercial business	7,087	12,934
Other	381	259

Total other loans originated	25,568	19,121

Other loans purchased:
Small business administration	—	423
Taxi Medallion	5,918	—

Total other loans purchased	5,918	423

Less:
Principal and other reductions	6,259	14,400
Sales	—	658

At end of period	$127,636	$133,454

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

As we continue to increase our loan portfolio, management continues to adhere to our conservative underwriting standards. Although non-accrual loans have increased, primarily due to the current economic environment, we have been able to minimize charge-offs of losses from impaired loans and maintain asset quality as we take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review our delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status as soon as possible. We have increased staffing that handles the delinquent loans by hiring people experienced in loan workouts. Our non-performing assets were $60.2 million at March 31, 2009 an increase of $19.5 million from $40.7 million at December 31, 2008, and an increase of $52.3 million from $7.9 million at March 31, 2008. Total non-performing assets as a percentage of total assets were 1.48% at March 31, 2009 compared to 1.03% at December 31, 2008 and 0.23% as of March 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 26% at March 31, 2009, compared to 28% at December 31, 2008 and 87% at March 31, 2008. The following table shows our non-performing assets at the periods indicated:

(In thousands)	March 31, 2009	December 31, 2008

Loans 90 days or more past due and still accruing:
Commercial real estate	$—	$425
One-to-four family - residential	1,518	889

Total	1,518	1,314

Non-accrual loans:
Multi-family residential	19,113	12,010
Commercial real estate	11,533	7,409
One-to-four family - mixed-use property	16,738	10,639
One-to-four family - residential	1,354	1,122
Construction loans	3,757	4,457
Small business administration	246	354
Commercial business and other	5,173	2,667

Total	57,914	38,658

Total non-performing loans	59,432	39,972

Other non-performing assets:
Real estate acquired through foreclosure	125	125
Investment securities	607	607

Total	732	732

Total non-performing assets	$60,164	$40,704

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. Specific reserves allocated to impaired loans were $8.9 million and $5.6 million at March 31, 2009 and December 31, 2008, respectively. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser; however, we may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience and regional economic conditions. Since January 1, 2004, we incurred total net charge-offs of $2.1 million. The national and regional economy has generally been considered to be in a recession since December 2007, with the national and regional economy deteriorating further throughout 2008 and the first quarter of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York metropolitan area have not been as great as many other areas of the country. This deterioration in the economy resulted in an increase in our non-performing loans which totaled $59.4 million and $40.0 million at March 31, 2009 and December 31, 2008, respectively. Our underwriting standards generally require a loan-to-value ratio of 75% or less, and when applicable, debt a coverage ratio of at least 125%, at the time a loan is originated. We have not been affected by the recent increase in defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. While we have not incurred significant losses on mortgage loans in recent years, we recorded a provision of $4.5 million during the three months ended March 31, 2009 for possible loan losses primarily due to the increase in non-performing loans. Management has concluded, and the Board of Directors has concurred, that at March 31, 2009, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	For the three months ended March 31,

(Dollars in thousands)	2009	2008

Balance at beginning of period	$11,028	$6,633
Provision for loan losses	4,500	300
Loans charged-off:
Multi-family residential	(8)	—
Commercial real estate	—	—
One-to-four family – mixed-use property	—	—
One-to-four family – residential	—	—
Co-operative apartments	—	—
Construction	—	—
SBA	(250)	(150)
Commercial business and other loans	(8)	—

Total loans charged-off	(266)	(150)

Recoveries:
Mortgage loans	—	—
SBA, commercial business and other loans	18	64

Total recoveries	18	64

Net charge-offs	(248)	(86)

Balance at end of period	$15,280	$6,847

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	—%
Ratio of allowance for loan losses to gross loans at end of period	0.50%	0.24%
Ratio of allowance for loan losses to non-performing assets at end of period	25.40%	86.68%
Ratio of allowance for loan losses to non-performing loans at end of period	25.71%	86.68%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provides additional restrictions and standards throughout the period during which our obligations under the CPP Purchase Agreement remain outstanding, including:

•	Limits on compensation incentives for risk taking by senior executive officers;

•	Recovery of any compensation paid based on inaccurate financial information;

•	Prohibition on “Golden Parachute Payments”;

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

•

Publicly registered Troubled Asset Relief Program (“TARP”) recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

•	Prohibition on bonuses, retention awards, or incentive compensation, except for payments of long term restricted stock;

•	Limitation on luxury expenditures;

•

TARP recipients may be required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the Securities and Exchange Commission’s (“SEC”) compensation disclosure rules; and

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The Stimulus Act requires the Secretary of the U.S. Treasury (the “Secretary”) to issue additional regulations governing executive compensation at institutions participating in the CPP, such as us. At this time, since the Secretary has not issued the new regulations, we are unable to determine the impact of these regulations, if any, on our operations.

FDIC Recapitalization Plan and Its Impact on the Bank’s Future Deposit Insurance Costs

In October 2008, the FDIC released a five-year recapitalization plan that included a proposal to raise deposit insurance premiums that are charged to financial institutions. In addition the FDIC proposed a separate quarterly assessment premium for financial institutions whose ratio of secured borrowings exceeds 15% of their deposits starting in the second quarter of 2009. The FDIC has finalized this proposal. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC continues to utilize four risk categories, but to determine the initial base assessment rates, the FDIC has: (1) introduced a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combined weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) uses a new uniform amount and pricing multipliers for each method. The FDIC has also introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 was increased to a range of 0.12% to 0.14%. This base assessment beginning in the second quarter of 2009 will be in a range of 0.12% to 0.16%. We will also see a further increase in our deposit insurance premium beginning in the second quarter of 2009 since we have seen an increase in our secured liabilities above the threshold level defined by the FDIC. The FDIC has also proposed an interim rule to impose a 20 basis point emergency special assessment to be collected on September 30, 2009 based on deposit balances as of June 30, 2009. The interim rule also provides that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

corresponding assessment period. The Savings Bank was provided a one-time assessment credit of $1.1 million, which was used to offset the FDIC assessment. During 2007, the Savings Bank utilized $1.0 million of this credit to offset the FDIC assessment, and utilized the remaining credit in 2008 to offset its FDIC assessment. The Savings Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2009	—	$—	—	362,050
February 1 to February 28, 2009	—	—	—	362,050
March 1 to March 31, 2009	—	—	—	362,050

Total	—	$—	—

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

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 26, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 1, 2007.

(6)	Incorporated by reference to Exhibit filed with Form 8-K filed September 1, 2006

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated:	May 8, 2009	By:	/s/John R. Buran

John R. Buran
President and Chief Executive Officer

Dated:	May 8, 2009	By:	/s/David W. Fry

David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)

10.2	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.

(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 26, 2006.

(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.

(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.

(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 1, 2007.

(6)	Incorporated by reference to Exhibit filed with Form 8-K filed September 1, 2006