Form 10-Q
period 2009-06-30
FLUSHING FINANCIAL CORP
filed 2009-08-10
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2009 was 21,796,754

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
ITEM 1.

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Cash and due from banks	$45,054	$30,404
Securities available for sale:
Mortgage-backed securities ($110,287 and $110,833 at fair value pursuant to the fair value option at June 30, 2009 and December 31, 2008, respectively)	683,701	674,764
Other securities ($17,328 and $28,688 at fair value pursuant to the fair value option at June 30, 2009 and December 31, 2008, respectively)	40,797	72,497
Loans:
Multi-family residential	1,067,067	999,185
Commercial real estate	779,194	752,120
One-to-four family ― mixed-use property	745,205	751,952
One-to-four family ― residential	241,295	238,711
Co-operative apartments	6,445	6,566
Construction	102,810	103,626
Small business administration	18,712	19,671
Taxi medallion	45,713	12,979
Commercial business and other	75,421	69,759
Net unamortized premiums and unearned loan fees	17,098	17,121
Allowance for loan losses	(14,427)	(11,028)
Net loans	3,084,533	2,960,662
Interest and dividends receivable	19,084	18,473
Bank premises and equipment, net	22,851	22,806
Federal Home Loan Bank of New York stock	44,979	47,665
Bank owned life insurance	58,702	57,499
Goodwill	16,127	16,127
Core deposit intangible	2,108	2,342
Other assets	45,643	46,232
Total assets	$4,063,579	$3,949,471

LIABILITIES
Due to depositors:
Non-interest bearing	$87,025	$69,624
Interest-bearing:
Certificate of deposit accounts	1,449,110	1,436,450
Savings accounts	435,802	359,595
Money market accounts	327,324	306,178
NOW accounts	352,273	265,762
Total interest-bearing deposits	2,564,509	2,367,985
Mortgagors' escrow deposits	29,439	31,225
Borrowed funds ($107,492 and $107,689 at fair value pursuant to the fair value option at June 30, 2009 and December 31, 2008, respectively)	827,688	916,292
Securities sold under agreements to repurchase ($25,268 and $25,757 at fair value pursuant to the fair value option at June 30, 2009 and December 31, 2008, respectively)	212,168	222,657
Other liabilities	30,701	40,196
Total liabilities	3,751,530	3,647,979

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 70,000 shares issued at June 30, 2009 and December 31, 2008, respectively liquidation preference value of $70,000)	1	1
Common stock ($0.01 par value; 40,000,000 shares authorized; 21,801,049 shares and 21,625,709 shares issued at June 30, 2009 and December 31, 2008, respectively; 21,796,604 shares and 21,625,709 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	218	216
Additional paid-in capital	153,009	150,662
Treasury stock (4,445 shares and none at June 30, 2009 and December 31, 2008, respectively)	(48)	-
Unearned compensation	(935)	(1,300)
Retained earnings	176,674	172,216
Accumulated other comprehensive loss, net of taxes	(16,870)	(20,303)
Total stockholders' equity	312,049	301,492

Total liabilities and stockholders' equity	$4,063,579	$3,949,471

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest and dividend income
Interest and fees on loans	$48,851	$47,166	$96,227	$94,477
Interest and dividends on securities:
Interest	8,972	5,081	18,309	10,036
Dividends	366	936	778	1,800
Other interest income	14	179	57	476
Total interest and dividend income	58,203	53,362	115,371	106,789

Interest expense
Deposits	16,929	18,356	35,756	37,988
Other interest expense	12,353	12,913	24,638	25,993
Total interest expense	29,282	31,269	60,394	63,981

Net interest income	28,921	22,093	54,977	42,808
Provision for loan losses	5,000	300	9,500	600
Net interest income after provision for loan losses	23,921	21,793	45,477	42,208

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(9,637)	-	(9,637)	-
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	8,497	-	8,497	-
Net OTTI charge recognized in earnings	(1,140)	-	(1,140)	-
Loan fee income	513	698	930	1,396
Banking services fee income	421	396	867	838
Net gain on sale of loans held for sale	-	-	-	31
Net gain on sale of loans	-	47	-	69
Net gain on sale of securities	23	-	23	-
Net gain (loss) from fair value adjustments	703	(339)	3,052	(1,941)
Federal Home Loan Bank of New York stock dividends	610	854	956	1,735
Bank owned life insurance	604	549	1,203	1,103
Other income	627	536	1,150	3,482
Total non-interest income	2,361	2,741	7,041	6,713

Non-interest expense
Salaries and employee benefits	7,396	6,827	14,867	13,281
Occupancy and equipment	1,624	1,585	3,398	3,221
Professional services	1,547	1,386	3,202	2,769
FDIC deposit insurance	3,220	311	4,197	566
Data processing	1,083	928	2,172	1,973
Depreciation and amortization of premises and equipment	682	597	1,304	1,191
Other operating expenses	2,170	2,690	4,574	4,540
Total non-interest expense	17,722	14,324	33,714	27,541

Income before income taxes	8,560	10,210	18,804	21,380

Provision for income taxes
Federal	1,203	2,931	4,298	6,095
State and local	2,195	780	3,035	1,635
Total taxes	3,398	3,711	7,333	7,730

Net income	$5,162	$6,499	$11,471	$13,650

Preferred dividends and amortization of issuance costs	$951	$-	$1,903	$-
Net income available to common shareholders	$4,211	$6,499	$9,568	$13,650

Basic earnings per common share	$0.20	$0.32	$0.46	$0.68
Diluted earnings per common share	$0.20	$0.32	$0.46	$0.67
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,471	$13,650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,500	600
Depreciation and amortization of bank premises and equipment	1,304	1,191
Origination of loans held for sale	-	(658)
Proceeds from sale of loans held for sale	-	686
Net gain on sale of loans held for sale	-	(31)
Net gain on sales of loans	-	(69)
Net gain on sale of securities	(23)	-
Amortization of premium, net of accretion of discount	2,030	859
Fair value adjustment for financial assets and financial liabilities	(3,052)	1,941
OTTI charge recognized in earnings	1,140	-
Income from bank owned life insurance	(1,203)	(1,103)
Stock-based compensation expense	1,203	1,450
Deferred compensation	(28)	(508)
Amortization of core deposit intangibles	234	234
Excess tax expense (benefits) from stock-based payment arrangements	202	(659)
Deferred income tax (benefit) provision	9,866	(711)
Decrease (increase) in other liabilities	1,234	(998)
Increase in other assets	(11,654)	(2,038)
Net cash provided by operating activities	22,224	13,836

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,349)	(608)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	2,686	(2,450)
Purchases of securities available for sale	(102,807)	(54,219)
Proceeds from sales and calls of securities available for sale	13,956	-
Proceeds from maturities and prepayments of securities available for sale	107,916	28,538
Net originations and repayment of loans	(101,163)	(92,629)
Purchases of loans	(35,422)	(65,253)
Proceeds from sale of delinquent loans	1,926	8,798
Net cash used in investing activities	(114,257)	(177,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	17,401	4,684
Net increase in interest-bearing deposits	196,099	147,936
Net increase (decrease) in mortgagors' escrow deposits	(1,786)	5,177
Net repayments of short-term borrowed funds	(28,300)	-
Proceeds from long-term borrowings	69,911	144,923
Repayment of long-term borrowings	(140,017)	(107,018)
Purchases of treasury stock	(231)	(400)
Excess tax benefits from stock-based payment arrangements	(202)	659
Proceeds from issuance of common stock upon exercise of stock options	617	2,075
Cash dividends paid	(6,809)	(5,166)
Net cash provided by financing activities	106,683	192,870

Net increase in cash and cash equivalents	14,650	28,883
Cash and cash equivalents, beginning of period	30,404	36,148
Cash and cash equivalents, end of period	$45,054	$65,031

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$60,956	$61,831
Income taxes paid	9,590	9,095
Taxes paid if excess tax benefits were not tax deductible	9,388	9,754
Non-cash activities:
Securities purchased, not yet settled	-	20,288
Securities sold, not yet settled	148	-
Additions to real estate owned	411	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2009	2008

Preferred Stock
Balance, beginning of period	$1	$-
No activity	-	-
Balance, end of period	$1	$-
Common Stock
Balance, beginning of period	$216	$213
Issuance upon exercise of stock options (96,742 and 183,298 common shares for the six months ended June 30, 2009 and 2008, respectively)	1	2
Shares issued upon vesting of restricted stock unit awards (78,598 and 85,335 common shares for the six months ended June 30, 2009 and 2008, respectively)	1	1
Balance, end of period	$218	$216
Additional Paid-In Capital
Balance, beginning of period	$150,662	$74,861
Additional preferred stock issuance costs	(144)	-
Amortization of preferred stock issuance costs	152	-
Award of common shares released from Employee Benefit Trust (161,999 and 80,717common shares for the six months ended June 30, 2009 and 2008, respectively)	827	825
Shares issued upon vesting of restricted stock unit awards (95,534 and 87,825 common shares for the six months ended June 30, 2009 and 2008, respectively)	1,511	2,114
Issuance upon exercise of stock options (96,742 and 183,298 common shares for the six months ended June 30, 2009 and 2008, respectively)	669	1,440
Stock-based compensation activity, net	(466)	(353)
Stock-based income tax benefit (expense)	(202)	659
Balance, end of period	$153,009	$79,546
Treasury Stock
Balance, beginning of period	$-	$-
Shares issued upon vesting of restricted stock unit awards (16,936 and 13,565 common shares for the six months ended June 30, 2009 and 2008, respectively)	177	253
Issuance upon exercise of stock options (25,558 and 4,000 common shares for the six months ended June 30, 2009 and 2008, respectively)	258	67
Repurchase of shares to satisfy tax obligations (22,091 and 21,783common shares for the six months ended June 30, 2009 and 2008, respectively)	(231)	(400)
Purchase of shares to pay for option exercise (24,848 common shares for the six months ended June 30, 2009)	(252)	-
Balance, end of period	$(48)	$(80)
Unearned Compensation
Balance, beginning of period	$(1,300)	$(2,110)
Release of shares from the Employee Benefit Trust (106,479 and 119,005 common shares for the six months ended June 30, 2009 and 2008, respectively)	365	406
Balance, end of period	$(935)	$(1,704)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (continued)
(Unaudited)
	For the six months ended
	June 30,
(Dollars in thousands)	2009	2008

Retained Earnings
Balance, beginning of period	$172,216	$161,598
Net income	11,471	13,650
Cash dividends declared and paid on common shares ($0.26 per common share for the six months ended June 30, 2009 and 2008, respectively)	(5,388)	(5,166)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the six months ended June 30, 2009)	(1,421)	-
Issuance upon exercise of stock options (25,558 and 4,000 common shares for the six months ended June 30, 2009 and 2008, respectively)	(52)	(20)
Shares issued upon vesting of restricted stock unit awards (11,075 common shares for the six months ended June 30, 2008)	-	(33)
Cumulative adjustment related to the adoption of Emerging Issues Task Force Issue
Issue No. 06-4, net of taxes of approximately $449	-	(569)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	-	(17)
Amortization of actuarial gains (losses) for October 1 - December 31, 2007,net of taxes of approximately $7	-	(9)
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	-	(4)
Amortization of preferred stock issuance costs	(152)	-
Balance, end of period	$176,674	$169,430
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(20,303)	$(908)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of approximately ($2,728) and $2,546 for the six months ended June 30, 2009and 2008, respectively	2,715	(6,977)
Amortization of actuarial losses, net of taxes of approximately ($68) and ($14)for the six months ended June 30, 2009 and 2008, respectively	85	18
Amortization of prior service costs, net of taxes of approximately ($10) and ($6)for the six months ended June 30, 2009 and 2008, respectively	13	7
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Amortization of actuarial gains (losses) for October 1 - December 31, 2007,net of taxes of approximately ($7)	-	9
Amortization of prior service costs for October 1 - December 31, 2007,net of taxes of approximately ($3)	-	4
OTTI charges included in income, net of taxes of approximately ($507) for the six months ended June 30, 2009	633	-
Reclassification adjustment for gains included in net income, net of taxes of approximately $10 for the six months ended June 30, 2009	(13)	-
Balance, end of period	$(16,870)	$(7,847)
Total Stockholders' Equity	$312,049	$239,561

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Comprehensive Income
Net income	$5,162	$6,499	$11,471	$13,650
Other comprehensive income, net of tax
Amortization of actuarial losses	43	9	85	18
Amortization of prior service costs	6	3	13	7
OTTI charges included in income	633	-	633	-
Unrealized gains (losses) on securities	(354)	(3,301)	2,702	(6,977)
Comprehensive income	$5,490	$3,210	$14,904	$6,698

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

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Effective January 1, 2009, on a retrospective basis, SFAS No. 128 was amended by the Financial Accounting Standards Board (“FASB”) with FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. Earnings per share for the three and six months ended June 30, 2008 have been retrospectively adjusted to reflect the effects of FSP EITF 03-6-1. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period. Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income, as reported	$5,162	$6,499	$11,471	$13,650
Preferred dividends and amortization of issuance costs	(951)	-	(1,903)	-
Net income available to common shareholders	$4,211	$6,499	$9,568	$13,650
Divided by:
Weighted average common shares outstanding	20,718	20,142	20,654	20,065
Weighted average common stock equivalents	-	235	4	197
Total weighted average common shares outstanding and common stock equivalents	20,718	20,377	20,658	20,262

Basic earnings per common share	$0.20	$0.32	$0.46	$0.68
Diluted earnings per common share (1)(2)	$0.20	$0.32	$0.46	$0.67
Dividend payout ratio	65.0%	40.6%	56.5%	38.2%

(1)
Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per share. A Warrant to purchase 751,611 shares at an exercise price of $13.97 is not included in the computation of diluted earnings per common share for the three months ended June 30, 2009. For the three months ended June 30, 2009, options to purchase 1,422,673 shares at an average exercise price of $14.31 were not included in the computation of diluted earnings per common share. For the three months ended June 30, 2008, options to purchase 113,850 shares at an average exercise price of $19.55 were not included in the computation of diluted earnings per common share.

(2)
A Warrant to purchase 751,611 shares at an exercise price of $13.97 is not included in the computation of diluted earnings per common share for the six months ended June 30, 2009. For the six months ended June 30, 2009, options to purchase 1,422,673 shares at an average exercise price of $14.31 were not included in the computation of diluted earnings per common share. For the six months ended June 30, 2008, options to purchase 338,025 shares at an average exercise price of $18.36 were not included in the computation of diluted earnings per common share.

4.	Debt and Equity Securities

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The FSP replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment (“OTTI”) from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. As a result of adopting this FSP, the Company’s OTTI charges recorded in earnings were reduced, and income before income taxes was increased, by $8.5 million for the three months ended June 30, 2009. Adoption of this FSP did not require a cumulative-effect adjustment in the financial statements.

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

All of the Company’s securities at June 30, 2009 and December 31, 2008 were classified as available for sale.

The amortized cost and fair value of the Company’s securities classified as available for sale at June 30, 2009 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$3,652	$3,726	$74	$-
Other	35,893	29,608	270	6,555
Mutual funds	7,463	7,463	-	-
Total other securities	47,008	40,797	344	6,555
REMIC and CMO	363,988	341,404	6,961	29,545
GNMA	143,349	146,097	2,750	2
FNMA	149,056	152,964	3,908	-
FHLMC	42,443	43,236	793	-
Total mortgage-backed securities	698,836	683,701	14,412	29,547
Total securities available for sale	$745,844	$724,498	$14,756	$36,102

Included in gross unrealized losses in the above table is an OTTI loss of $8.5 million on one private issue collateralized mortgage obligation, which represents the non-credit portion of the security’s overall impairment.

The amortized cost and fair value of the Company’s securities classified as available for sale at December 31, 2008 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$12,616	$12,658	$42	$-
Other	46,623	40,725	169	6,067
Mutual funds	19,114	19,114	-	-
Total other securities	78,353	72,497	211	6,067
REMIC and CMO	330,767	304,511	3,386	29,642
GNMA	152,350	154,553	2,270	67
FNMA	165,375	167,592	2,341	124
FHLMC	47,815	48,108	293	-
Total mortgage-backed securities	696,307	674,764	8,290	29,833
Total securities available for sale	$774,660	$747,261	$8,501	$35,900

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$7,251	$6,555	$414	$90	$6,837	$6,465
Total other securities	7,251	6,555	414	90	6,837	6,465
REMIC and CMO	64,186	29,545	14,328	69	49,858	29,476
GNMA	9,688	2	9,688	2	-	-
Total mortgage-backed securities	73,874	29,547	24,016	71	49,858	29,476
Total securities available for sale	$81,125	$36,102	$24,430	$161	$56,695	$35,941

Included in the above table under unrealized losses of 12 months or more is an OTTI loss of $8.5 million on one private issue collateralized mortgage obligation, which represents the non-credit portion of the security’s overall impairment.

The Company conducts reviews of each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive loss. Unrealized losses that are considered to be other-than-temporary are split between credit related and non-credit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statement of Income and the non-credit impairment being recorded in accumulated other comprehensive income, net of tax. During the quarter ended June 30, 2009 the Company recorded an OTTI charge on one privately issued collateralized mortgage obligation of $9.6 million before tax, of which $1.1 million was charged against earnings in the Consolidated Statement of Income and $8.5 million before tax ($4.7 million after-tax) was recorded in Accumulated Other Comprehensive Loss.

The unrealized losses in Other securities at June 30, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and three pooled trust preferred issues. The Company evaluates these securities using an impairment model that is applied to debt securities. This review included evaluating the financial condition of each counter party. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity. Therefore the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses in REMIC and CMO securities at June 30, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of one issue from FHLMC, one issue from FNMA and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity. Therefore the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized losses on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Management periodically reviews the characteristics of these securities, including

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

delinquency and foreclosure levels, projected losses at various loss severity levels, and credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded on one privately issued collateralized mortgage obligation of $9.6 million before tax, of which $1.1 million was charged against earnings in the Consolidated Statement of Income and $8.5 million before tax ($4.7 million after-tax) was recorded in Accumulated Other Comprehensive Loss.

The portion of the above mentioned OTTI that was related to credit losses was calculated using a discounted cash flow model. Significant assumptions used to calculate the credit related impairment were a default rate of 10% for the first 12 months, 8% for the next twelve months, 6% for the next twelve months, and 2% thereafter, a loss severity of 40% of the principal, and a prepayment speed of 10%.

 It is not anticipated at this time that the other nine securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, except for the above mentioned security that the OTTI charge was recorded on, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity. Therefore the Company did not consider the other nine investments to be other-than-temporarily impaired at June 30, 2009.

The unrealized loss on GNMA (one security) mortgage-backed securities was caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity. Therefore the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$7,733	$6,067	$7,733	$6,067	$-	$-
Total other securities	7,733	6,067	7,733	6,067	-	-
REMIC and CMO	92,659	29,642	74,970	19,475	17,689	10,167
GNMA	12,187	67	12,187	67	-	-
FNMA	17,151	124	9,999	101	7,152	23
Total mortgage-backed securities	121,997	29,833	97,156	19,643	24,841	10,190
Total securities available for sale	$129,730	$35,900	$104,889	$25,710	$24,841	$10,190

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in other comprehensive loss for the three months ended June 30, 2009:

(in thousands)
Balance at April 1, 2009	$-

OTTI charges due to credit loss recorded in earnings	1,140
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Balance at June 30, 2009	$1,140

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$14,519	$14,534
Due after one year through five years	6,132	6,206
Due after five years through ten years	-	-
Due after ten years	26,357	20,057

Total other securities	47,008	40,797
Mortgage-backed securities	698,836	683,701

Total securities available for sale	$745,844	$724,498

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
5.	Loans

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

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. During the three months ended June 30, 2009 and 2008, the Bank recorded net loan charge-offs of $5.9 million and $0.2 million, respectively. During the six months ended June 30, 2009 and 2008, the Bank recorded net loan charge-offs of $6.1 million and $0.3 million, respectively.

The total amount of non-performing loans increased $20.9 million during the six months ended June 30, 2009 to $60.9 million from $40.0 million at December 31, 2008. The Company recorded a provision for loan losses of $9.5 million during the six months ended June 30, 2009, which was an $8.9 million increase from the $0.6 million provision recorded during the six months ended June 30, 2008. The increase in the provision for loan losses during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 reflects the increase in non-performing loans and net loan charge-offs experienced during the six months ended June 30, 2009.

6.	Stock-Based Compensation

In accordance with SFAS No. 123R, “Share-based Payments,” the Company estimates the fair value of stock options awarded on the date of grant using the Black Scholes valuation model. Under the Black Scholes valuation model, key assumptions are used to estimate the fair value of stock options including the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. For the three months ended June 30, 2008, there were 80,100 stock options and 128,070 restricted stock units granted. For the six months ended June 30, 2009, there were 118,100 stock options and 124,350 restricted stock units granted while for the six months ended June 30, 2008, there were 88,100 stock options and 128,570 restricted stock units granted. There were no stock options or restricted stock units granted during the three months ended June 30, 2009.

For the three months ended June 30, 2009 and 2008, the Company’s net income, as reported, includes $0.6 million and $1.1 million, respectively, of stock-based compensation costs and $0.2 million and $0.4 million, respectively, of income tax benefits related to the stock-based compensations plans. For the six months ended June 30, 2009 and 2008, the Company’s net income, as reported, includes $1.2 million and $1.5 million, respectively, of stock-based compensation costs and $0.4 million and $0.5 million, respectively, of income tax benefits related to the stock-based compensations plans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2008	2009	2008

Dividend yield	3.30%	6.16%	3.38%
Expected volatility	28.91%	34.99%	28.91%
Risk-free interest rate	3.89%	2.27%	3.82%
Expected option life (years)	7	7	7

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2009:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2008	211,158	$18.02
Granted	124,350	8.44
Vested	(95,734)	14.66
Forfeited	(3,470)	15.64
Non-vested at June 30, 2009	236,304	$14.38

Vested but unissued at June 30, 2009	65,735	$13.70

Vested but unissued at December 31, 2008	65,755	$18.10

As of June 30, 2009, there was $3.1 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of awards vested during the three months ended June 30, 2009 and 2008 was $0.7 million and $1.9 million respectively, with the six months ended June 30, 2009 and 2008 at $0.9 million and $1.9 million, respectively. The vested but unissued full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended June 30, 2009:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	$(000)*

Outstanding at December 31, 2008	1,428,033	$14.18
Granted	118,100	8.44
Exercised	(122,300)	7.10
Forfeited	(800)	16.64
Outstanding at June 30, 2009	1,423,033	$14.31	5.6 years	$108

Exercisable shares at June 30, 2009	1,132,133	$14.40	4.8 years	$1
Vested but unexercisable shares at June 30, 2009	5,620	$15.80	8.2 years	$1

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2009, there was $0.8 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years. The vested but unexercisable non-full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised and the weighted average grant date fair value for options granted during the three months ended June 30, 2009 and 2008 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except grant date fair value)	2009	2008	2009	2008
Proceeds from stock options exercised	$-	$1,925	$617	$2,075
Fair value of shares received upon exercise of stock options	251	-	251	-
Tax benefit (expense) related to stock options exercised	(6)	526	39	555
Intrinsic value of stock options exercised	75	1,391	177	1,460
Grant date fair value at weighted average	n/a	4.79	1.26	4.66

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

The following table summarizes the Company’s Phantom Stock Plan at or for the six months ended June 30, 2009:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2008	15,760	$11.96
Granted	9,347	8.45
Forfeited	(47)	6.49
Distributions	(296)	8.86
Outstanding at June 30, 2009	24,764	$9.35
Vested at June 30, 2009	23,670	$9.35

The Company recorded stock-based compensation expense for the phantom stock plan of $85,000 and $24,000 for the three months ended June 30, 2009 and 2008, respectively. The total fair value of the distributions from the phantom stock plan during the three months ended June 30, 2009 and 2008 were $1,000 and $3,000, respectively.

For the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $(27,000) and $54,000, respectively. The total fair value of the distributions from the phantom stock plan during the six months ended June 30, 2009 and 2008 were $3,000 and $14,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008

Employee Pension Plan:
Service cost	$-	$-	$-	$-
Interest cost	228	228	456	456
Amortization of unrecognized loss	80	24	160	48
Expected return on plan assets	(321)	(337)	(642)	(674)
Net employee pension expense	$(13)	$(85)	$(26)	$(170)

Outside Director Pension Plan:
Service cost	$20	$14	$40	$28
Interest cost	34	35	68	70
Amortization of unrecognized gain	(4)	(8)	(8)	(16)
Amortization of past service liability	10	10	20	20
Net outside director pension expense	$60	$51	$120	$102

Other Postretirement Benefit Plans:
Service cost	$55	$39	$110	$78
Interest cost	57	53	114	106
Amortization of past service liability	2	(3)	4	(6)
Net other postretirement benefit expense	$114	$89	$228	$178

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expects to contribute $0.2 million to each of the Outside Director Pension Plan and Other Post Retirement Benefit Plans during the year ending December 31, 2009. The Company does not expect to make a contribution to the Employee Pension Plan during the year ending December 31, 2009. As of June 30, 2009, the Company has contributed $44,000 to the Outside Director Pension Plan and $19,000 to the Other Postretirement Benefit Plans. As of June 30, 2009, the Company has not made any contribution to the Employee Pension Plan for the year ending December 31, 2009. As of June 30, 2009, the Company has not revised its expected contributions for the year ending December 31, 2009.

8.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115,” and value those financial assets and financial liabilities in accordance with SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $127.6 million and $132.8 million, respectively. At December 31, 2008, the Company carried financial assets and financial liabilities under the fair value option with fair values of $139.5 million and $133.4 million, respectively. During the three and six months ended June 30, 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended June 30, 2009 the Company received an in-kind distribution from a mutual fund carried at fair value under SFAS No. 159 classified as Other securities. This mutual fund had a fair value of $11.5 million on the date of distribution. The in-kind distribution was primarily made in the form of mortgaged-backed securities, which were the mutual funds underlying investments. All of the mortgaged-backed securities received from the in-kind distribution are carried at fair value under SFAS No. 159.

The following table presents the financial assets and financial liabilities reported at fair value, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the three and six months ended June 30, 2009 and 2008:

		Changes in Fair Values For Items Measured at Fair Value
	Fair Value	Pursuant to Election of the Fair Value Option
	Measurements
	at June 30,	Three Months Ended		Six Months Ended
Description	2009	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
(Dollars in thousands)
Mortgage-backed securities	$110,287	$791	$(2,524)	$2,492	$(747)
Other securities	17,328	94	(2,130)	(107)	(3,098)
Borrowed funds	107,492	(457)	3,941	182	1,905
Securities sold under agreements to repurchase	25,268	275	374	485	(1)
Net gain (loss) from fair value adjustments		$703	$(339)	$3,052	$(1,941)

A description of the methods and significant assumptions utilized in estimating the fair value of the Company’s assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – where quoted market prices are available in an active market. At June 30, 2009 and December 31, 2008, Level 1 includes preferred stock issued by Fannie Mae and Freddie Mac.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2009 and December 31, 2008, Level 2 includes mortgage related securities, corporate debt, securities sold under agreements to repurchase and FHLB-NY advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. During 2008, certain financial instruments previously classified as Level 2 were reclassified to Level 3. At June 30, 2009 and December 31, 2008, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the financial assets and financial liabilities carried at fair value on a recurring basis that are classified within Level 3 of the valuation hierarchy for the six months ended June 30, 2009:

	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Balance at December 31, 2008	$10,699	$33,052

Net loss from fair value adjustment of financial assets	(113)	-
Net loss from fair value adjustments of financial liabilities	-	1,026
Increase (decrease) in accrued interest	10	(4)
Change in unrealized losses included in other comprehensive loss	(496)	-
Balance at June 30, 2009	$10,100	$34,074

The financial assets and financial liabilities that were transferred to Level 3 during 2008 were transferred due to an inactive market for these financial instruments. In valuing these financial instruments, which included trust preferred securities and junior subordinated debentures, the determination of fair value required models which take into consideration market spread data for similar instruments and other contractual features. The Company used an independent third party to model these assumptions.

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

The borrowed funds and securities sold under agreements to repurchase that are carried at fair value have contractual principal amounts, as of June 30, 2009, of $131.9 million and $25.0 million, respectively. The fair value of borrowed funds and securities sold under agreements to repurchase includes accrued interest payable, as of June 30, 2009, of $0.8 million and $0.3 million, respectively.

The difference between the fair value of borrowed funds and the contractual principal of these same borrowed funds at June 30, 2009, were primarily the result of widening credit spreads in credit markets on trust preferred securities and the related junior subordinated debentures. Recent issuances of these types of financial instruments had a significantly higher interest cost due to widening spreads against the indexes for which the interest rate is referenced. The $61.9 million of debentures issued by the Company have a spread to their index of approximately 142 basis points, which is significantly less than credit spreads in the current market.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at June 30, 2009 and December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
Assets:
Securities available for sale
Mortgage-backed securities	$-	$-	$683,701	$674,764	$-	$-
Other securities	428	607	30,269	61,191	10,100	10,699
Total assets	$428	$607	$713,970	$735,955	$10,100	$10,699

Liabilities:
Borrowed funds	$-	$-	$73,418	$74,637	$34,074	$33,052
Securities sold under agreements to repurchase	-	-	25,268	25,757	-	-
Total liabilities	$-	$-	$98,686	$100,394	$34,074	$33,052

	Total carried at fair value on a recurring basis
	June 30,	December 31,
	2009	2008
Assets:
Securities available for sale
Mortgage-backed securities	$683,701	$674,764
Other securities	40,797	72,497
Total assets	$724,498	$747,261

Liabilities:
Borrowed funds	$107,492	$107,689
Securities sold under agreements to repurchase	25,268	25,757
Total liabilities	$132,760	$133,446

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of each material class of financial instruments at June 30, 2009 and December 31, 2008 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, FHLB-NY stock, bank owned life insurance, interest and dividends receivable, mortgagors’ escrow deposits and other liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities available for sale:

Securities available for sale are carried at fair value in the Consolidated Financial Statements. Fair value is based upon quoted market prices (level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (level 2 input). When there is limited activity or less transparency around inputs to the valuation, securities are classified as (level 3 input).

Loans:

The estimated fair value of loans, with carrying amounts of $3,099.0 million and $2,971.7 million at June 30, 2009 and December 31, 2008, respectively, was $3,179.4 million and $3,060.1 million at June 30, 2009 and December 31, 2008, respectively.

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

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,651.5 million and $2,437.6 million at June 30, 2009 and December 31, 2008, respectively, was $2,650.0 million and $2,457.7 million at June 30, 2009 and December 31, 2008, respectively.

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

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $1,039.9 million and $1,138.9 million at June 30, 2009 and December 31, 2008, respectively, was $1,036.7 million and $1,136.0 million at June 30, 2009 and December 31, 2008, respectively.

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

At June 30, 2009 and December 31, 2008, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.	Income Taxes

The Company has recorded a net deferred tax asset of $12.0 million at June 30, 2009, which is included in Other Assets in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, as well as certain tax planning strategies, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at June 30, 2009.

10.	Regulatory Capital

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 2009, the Bank exceeded each of the three OTS capital requirements and is categorized as "well-capitalized" by the OTS under the prompt corrective action regulations. Set forth below is a summary of the Bank's compliance with OTS capital standards as of June 30, 2009.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
apital level	$329,667	8.11%
Requirement	60,957	1.50
Excess	268,710	6.61

Leverage and Core Capital:
Capital level	$329,667	8.11%
Requirement	121,914	3.00
Excess	207,753	5.11

Risk-Based Capital:
Capital level	$344,094	12.51%
Requirement	220,127	8.00
Excess	123,967	4.51

11.	Subsequent Events

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement established principles and requirements for subsequent events. The Company adopted this statement as of June 30, 2009. The Company has evaluated subsequent events through August 10, 2009, the date financial statements were filed with the SEC. Through that date, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

12.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

acquisition-date fair values, only if they meet the definition of an asset or liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The statement requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. The Company’s restricted stock awards are considered participating securities under this FSP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. Adoption of this FSP did not have a material impact on the Company’s computation of EPS.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP clarifies that the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The FSP also expands the disclosures related to these objectives. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes, although application of the provisions of the FSP to prior periods is permitted. Early adoption is not permitted.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amended EITF Issue No. 99-20 to align the impairment guidance in Issue 99-20 with that in paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related implementation guidance. The FSP was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The FSP replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. See Note No. 4 of Notes to Consolidated Financial Statements “Securities Available for Sale.“

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets and liabilities). The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP also requires disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Adoption of FSP 157-4 did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 115-2 and FAS 124-2, and FSP FAS 157-4. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement establishes principles and requirements for subsequent events. The statement is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this statement did not have a material impact on the Company’s results of operations or financial condition. See Note No. 11 of Notes to Consolidated Financial Statements “Subsequent Events.“

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The statement modifies the financial-components approach used in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asst. The statement also removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), to qualifying special-purpose entities. The statement is effective for the first annual reporting period beginning after November 15, 2009, and for interim reporting periods within that first annual reporting period. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 ( R ).” The statement requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The statement is effective for the first annual reporting period beginning after November 15, 2009, and for interim reporting periods within that first annual reporting period. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States. The Codification contains the authoritative standards that are applicable to both public nongovernmental entities and nonpublic nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

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

We carry a portion of our financial assets and financial liabilities at fair value under Statement of Financial Accounting Standards (“SFAS”) No.159. We believe that by electing the fair value option on certain financial assets and financial liabilities it will allow us to better react to changes in interest rates. However, valuing financial assets and financial liabilities at fair value can at times have a significant impact on our financial statements, as changes in fair value of financial assets and financial liabilities are reflected in non-interest income on our Consolidated Statements of Income and Comprehensive Income. During the three months ended June 30, 2009, we recorded a $0.7 million net gain from financial assets and financial liabilities carried at fair value under SFAS No. 159, a $1.0 million increase from the $0.3 million net loss for the three months ended June 30, 2008.

We recorded a provision for loan losses of $5.0 million during the three months ended June 30, 2009, which reduced diluted earnings per common share, on an after-tax basis, by $0.13. During the second quarter of 2009, we recorded net loan charge-offs totaling $5.9 million while at the same time non-performing loans increased $1.4 million to $60.9 million at June 30, 2009 from $59.4 million at March 31, 2009. The $1.4 million increase in non-performing loans is an improvement from the first quarter of 2009 when non-performing loans increased $19.4 million as compared to December 31, 2008. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status as soon as possible and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

The majority of our non-performing loans primarily consist of mortgage loans that are located in the New York City metropolitan market. The Bank continues to apply conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and current economic uncertainties, management, as a result of the regular analysis of the adequacy of the allowance for loan losses deemed it necessary to record the above mentioned additional provision for possible loan losses. See “-ALLOWANCE FOR LOAN LOSSES.”

We also recorded two additional charges related to the current economic downturn during the second quarter of 2009. We recorded a $2.0 million charge for a special assessment levied by the FDIC in the second quarter of 2009, which reduced diluted earnings per common share, on an after-tax basis, by $0.05, and a $1.1 million other-than-temporary impairment charge on a privately-issued collateralized mortgage obligation held in our investment portfolio, which reduced diluted earnings per common share, on an after-tax basis, by $0.03.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net income for the three months ended June 30, 2009 was $5.2 million, a decrease of $1.3 million, or 20.6%, from the $6.5 million earned during the three months ended June 30, 2008. Diluted earnings per common share for the three months ended June 30, 2009 was $0.20, a decrease of $0.12, or 37.5%, from the $0.32 earned in the comparable quarter a year ago.

This continues to be an extremely difficult time for the banking industry and the economy as a whole. We have been facing difficult challenges, and expect to continue to do so in the future. Despite the turmoil in the markets, the net interest margin for the three months ended June 30, 2009 improved over the prior year comparable period by 31 basis points to 2.98%. This resulted in a $6.8 million increase in net interest income for the three months ended June 30, 2009 to $28.9 million from $22.1 million for the comparable prior year period.

At June 30, 2009, total assets were $4,063.6 million, an increase of $114.1 million, or 2.9%, from $3,949.5 million at December 31, 2008. Total loans, net increased $123.9 million, or 4.2%, during the six months ended June 30, 2009 to $3,084.5 million from $2,960.7 million at December 31, 2008. Loan originations and purchases were $244.6 million for the six months ended June 30, 2009, a decrease of $142.5 million from $387.1 million for the six months ended June 30, 2008 as loan demand has declined due to the current economic environment. At June 30, 2009, loan applications in process totaled $218.5 million, compared to $320.6 million at June 30, 2008 and $185.4 million at December 31, 2008. During the six months ended June 30, 2009, mortgage-backed securities increased $8.9 million, to $683.7 million, while other securities decreased $31.7 million, to $40.8 million. During the six months ended June 30, 2009, there were purchases of $85.6 million of mortgage-backed securities, some of which were made to support the activities of the Commercial Bank. Other securities primarily consist of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Total liabilities were $3,751.5 million at June 30, 2009, an increase of $103.5 million, or 2.8%, from December 31, 2008. During the six months ended June 30, 2009, due to depositors increased $213.9 million to $2,651.5 million, as a result of increases of $201.3 million in core deposits and $12.7 million in certificates of deposit. Borrowed funds decreased $99.1 million as loan growth was more than funded by deposit growth. In addition, mortgagors’ escrow deposits decreased $1.8 million during the six months ended June 30, 2009.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2009 AND 2008

General. Net income decreased $1.3 million, or 20.6%, to $5.2 million for the three months ended June 30, 2009 from $6.5 million for the three months ended June 30, 2008. Diluted earnings per common share was $0.20, a decrease of $0.12, or 37.5% for the three months ended June 30, 2009 from $0.32 for the three months ended June 30, 2008. The return on average assets was 0.51% for the three months ended June 30, 2009, as compared to 0.74% for the three months ended June 30, 2008, while the return on average equity was 6.67% for the three months ended June 30, 2009 as compared to 11.06% for the three months ended June 30, 2008.

Interest Income. Total interest and dividend income increased $4.8 million, or 9.1%, to $58.2 million for the three months ended June 30, 2009 from $53.4 million for the three months ended June 30, 2008. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $567.0 million to $3,881.7 million, partially offset by a 44 basis point reduction in the yield of interest-earning assets to 6.00% for the three months ended June 30, 2009 from 6.44% for the quarter ended June 30, 2008. The decline in the yield of interest-earning assets was primarily due to a 28 basis point reduction in the yield of the loan portfolio combined with a $345.2 million increase in the average balances of the lower yielding securities portfolio, which has a lower yield than the average yield of total interest-earning assets. The 28 basis point reduction in the yield of the loan portfolio to 6.40% for the quarter ended June 30, 2009 from 6.68% for the quarter ended June 30, 2008 was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have declined, and an increase in non-accrual loans for which we do not accrue interest income. The yield on the mortgage loan portfolio declined 22 basis points to 6.47% for the three months ended June 30, 2009 from 6.69% for the three months ended June 30, 2008. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 15 basis points to 6.42% for the three months ended June 30, 2009 from 6.57% for the three months ended June 30, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $226.5 million in the average balance of the loan portfolio to $3,051.7 million for the three months ended June 30, 2009.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense. Interest expense decreased $2.0 million, or 6.4%, to $29.3 million for the three months ended June 30, 2009 from $31.3 million for the three months ended June 30, 2008. The decrease in interest expense is attributed to a 75 basis point decline in the cost of interest-bearing liabilities to 3.20% for the three months ended June 30, 2009 from 3.95% for the three months ended June 30, 2008. The decline in the cost of interest-bearing liabilities was partially offset by a $487.5 million increase in the average balance of interest-bearing liabilities to $3,654.8 million for the three months ended June 30, 2009 from $3,167.3 million for the three months ended June 30, 2008. The decrease in the cost of interest-bearing liabilities is primarily attributable to the Federal Open Market Committee (“FOMC”) lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the first half of 2009, combined with a $318.4 million increase in the average balance of lower-costing core deposits. This has allowed the Bank to reduce the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 85 basis points, 137 basis points, 67 basis points and 87 basis points respectively, for the quarter ended June 30, 2009 compared to the same period in 2008. This resulted in a decrease in the cost of due to depositors of 98 basis points to 2.66% for the quarter ended June 30, 2009 from 3.64% for the quarter ended June 30, 2008. The cost of borrowed funds also decreased three basis points to 4.62% for the quarter ended June 30, 2009 from 4.65% for the quarter ended June 30, 2008. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $318.4 million for the quarter ended June 30, 2009 compared to the same period in 2008, while the average balance of higher-costing certificates of deposits increased $211.3 million for the quarter ended June 30, 2009 compared to the comparable period in 2008. The average balance of borrowed funds declined $42.0 million to $1,069.1 million for the quarter ended June 30, 2009 from $1,111.1 million for the quarter ended June 30, 2008.

Net Interest Income. For the three months ended June 30, 2009, net interest income was $28.9 million, an increase of $6.8 million, or 30.9%, from $22.1 million for the three months ended June 30, 2008. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $567.0 million, to $3,881.7 million for the quarter ended June 30, 2009, combined with an increase in the net interest spread of 31 basis points to 2.80% for the quarter ended June 30, 2009 from 2.49% for the comparable period in 2008. The yield on interest-earning assets decreased 44 basis points to 6.00% for the three months ended June 30, 2009 from 6.44% in the three months ended June 30, 2008. However, this was more than offset by a decline in the cost of funds of 75 basis points to 3.20% for the three months ended June 30, 2009 from 3.95% for the comparable prior year period. The net interest margin improved 31 basis points to 2.98% for the three months ended June 30, 2009 from 2.67% for the three months ended June 30, 2008. Excluding prepayment penalty income, the net interest margin would have been 2.94% and 2.57% for the three month periods ended June 30, 2009 and 2008, respectively.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2009 was $5.0 million compared to $0.3 million recorded in the quarter ended June 30, 2008. The provision for loan losses recorded in the three months ended June 30, 2009 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in the three months ended June 30, 2009. This increase in non-performing loans primarily consists of mortgage loans that are located in the New York City metropolitan market. The Bank continues to apply conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and charge-offs recorded in the second quarter of 2009 due to the current economic environment, and continued economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the second quarter of 2009.

We have not been directly affected by the recent increase in defaults on sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. However, we saw a $20.9 million increase in non-performing loans to $60.9 million at June 30, 2009 from December 31, 2008. We had net charge-offs of $5.9 million for the three months ended June 30, 2009, compared to $213,000 for the comparable period in 2008. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income for the three months ended June 30, 2009 was $2.4 million, a decrease of $0.4 million, or 13.9%, from the three months ended June 30, 2008. A gain of $0.7 million attributed to changes in the fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 was recorded for the three months ended June 30, 2009 compared to a loss of $0.3 million for the three months ended June 30, 2008. This was more than offset by a $1.1 million other-than-temporary impairment charge on a privately issued

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

collateralized mortgage obligation, and decreases of $0.2 million in dividends received on FHLB-NY stock and $0.2 million in loan fee income.

Non-Interest Expense. Non-interest expense was $17.7 million for the three months ended June 30, 2009, an increase of $3.4 million, or 23.7%, from $14.3 million for the three months ended June 30, 2008. Employee salary and benefits increased $0.6 million, which is primarily attributed to the growth of the Bank, including one new branch and the expansion of the collections department, and increased costs for postretirement benefits. FDIC insurance increased $2.9 million compared to the comparable prior year period, as the FDIC raised the deposit insurance premiums during 2009, and a $2.0 million special assessment was levied during the three months ended June 30, 2009 by the FDIC to partially replenish the deposit insurance fund. Other operating expense decreased $0.5 million primarily due to the granting of restricted stock unit awards to directors during the first quarter of 2009 as compared to these grants occurring in the second quarter of 2008. The 2005 Omnibus Plan was amended in January 2009 to change the annual grant date of awards to directors from June to January of each year. The efficiency ratio was 66.3% and 57.6% for the three months ended, June 30, 2009 and 2008, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $1.7 million, or 16.2%, to $8.6 million for the three months ended June 30, 2009 from $10.2 million for the three months ended June 30, 2008 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.3 million, to $3.4 million, for the three months ended June 30, 2009 as compared to $3.7 million for the three months ended June 30, 2008. This decrease was primarily due to a decline in pre-tax income for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, partially offset by a higher effective tax rate. The effective tax rate was 39.7% and 36.3% for the three-month periods ended June 30, 2009 and 2008, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008

General. Net income decreased $2.2 million, or 16.0%, to $11.5 million for the six months ended June 30, 2009 from $13.7 million for the six months ended June 30, 2008. Diluted earnings per common share was $0.46, a decrease of $0.21, or 31.3%, for the six months ended June 30, 2009 from $0.67 for the six months ended June 30, 2008. The return on average assets was 0.57% for the six months ended June 30, 2009, as compared to 0.79% for the six months ended June 30, 2008, while the return on average equity was 7.53% for the six months ended June 30, 2009, as compared to 11.66% for the six months ended June 30, 2008.

Interest Income. Total interest and dividend income increased $8.6 million, or 8.0%, to $115.4 million for the six months ended June 30, 2009 from $106.8 million for the six months ended June 30, 2008. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $597.7 million to $3,859.6 million, partially offset by a 57 basis point decline in the yield of interest-earning assets to 5.98% for the six months ended June 30, 2009 from 6.55% for the six months ended June 30, 2008. The decline in the yield of interest-earning assets was primarily due to a 43 basis point reduction in the yield of the loan portfolio combined with a $357.6 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets. The 43 basis point reduction in the yield of the loan portfolio to 6.37% for the six months ended June 30, 2009 from 6.80% for the six months ended June 30, 2008 was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have continued to decline, and an increase in non-accrual loans for which we do not accrue interest income. The yield on the mortgage loan portfolio declined 36 basis points to 6.44% for the six months ended June 30, 2009 from 6.80% for the six months ended June 30, 2008. The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 27 basis points to 6.38% for the six months ended June 30, 2009 from 6.65% for the six months ended June 30, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $240.0 million in the average balance of the loan portfolio to $3,019.0 million for the six months ended June 30, 2009.

Interest Expense. Interest expense decreased $3.6 million, or 5.6%, to $60.4 million for the six months ended June 30, 2009 from $64.0 million for the six months ended June 30, 2008. The decrease in interest expense is attributed to a 78 basis point decline in the cost of interest-bearing liabilities to 3.32% for the six months ended June 30, 2009

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

from 4.10% for the six months ended June 30, 2008. The decline in the cost of interest-bearing liabilities was partially offset by a $519.7 million increase in the average balance of interest-bearing liabilities to $3,641.8 million for the six months ended June 30, 2009 from $3,122.1 million for the six months ended June 30, 2008. The decrease in the cost of interest-bearing liabilities is primarily attributed to the FOMC lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the first half of 2009, combined with a $290.8 million increase in the average balance of lower-costing core deposits. This has allowed the Bank to reduce the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 91 basis points, 158 basis points, 73 basis points and 63 basis points respectively, for the six months ended June 30, 2009 compared to the same period in 2008. This resulted in a decrease in the cost of due to depositors of 103 basis points to 2.81% for the six months ended June 30, 2009 from 3.84% for the six months ended June 30, 2008. The cost of borrowed funds also decreased seven basis points to 4.62% for the six months ended June 30, 2009 from 4.69% for the six months ended June 30, 2008. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $290.8 million for the six months ended June 30, 2009 compared to the same period in 2008, while the average balance of higher-costing certificates of deposits increased $269.0 million for the six months ended June 30, 2009 compared to the comparable period in 2008. The average balance of borrowed funds declined $41.8 million to $1,066.0 million for the six months ended June 30, 2009 from $1,107.7 million for the quarter ended June 30, 2008.

Net Interest Income. For the six months ended June 30, 2009, net interest income was $55.0 million, an increase of $12.2 million, or 28.4%, from $42.8 million for the six months ended June 30, 2008. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $597.7 million, to $3,859.6 million for the six months ended June 30, 2009, combined with an increase in the net interest spread of 21 basis points to 2.66% for the six months ended June 30, 2009 from 2.45% for the comparable period in 2008. The yield on interest-earning assets decreased 57 basis points to 5.98% for the six months ended June 30, 2009 from 6.55% for the six months ended June 30, 2008. However, this was more than offset by a decline in the cost of funds of 78 basis points to 3.32% for the six months ended June 30, 2009 from 4.10% for the comparable prior year period. The net interest margin improved 23 basis points to 2.85% for the six months ended June 30, 2009 from 2.62% for the six months ended June 30, 2008. Excluding prepayment penalty income, the net interest margin would have been 2.81% and 2.50% for the six month periods ended June 30, 2009 and 2008, respectively.

Provision for Loan Losses. A provision for loan losses of $9.5 million was recorded for the six months ended June 30, 2009 compared to $0.6 million recorded in the six months ended June 30, 2008. The provision for loan losses recorded in 2009 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in 2009. This increase in non-performing loans primarily consists of mortgage loans that are located in the New York City metropolitan market. The Bank continues to apply conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and charge-offs recorded in 2009 due to the current economic environment, and continued economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the six months ended June 30, 2009.

We have not been directly affected by the recent increase in defaults on sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. However, we saw a $20.9 million increase in non-performing loans to $60.9 million at June 30, 2009 from December 31, 2008. We had net charge-offs of $6.1 million for the six months ended June 30, 2009, compared to $299,000 for the comparable period in 2008. See “-ALLOWANCE FOR LOAN LOSSES”.

Non-Interest Income. Non-interest income increased $0.3 million, or 4.9%, for the six months ended June 30, 2009 to $7.0 million, as compared to $6.7 million for the six months ended June 30, 2008. A gain of $3.1 million attributed to changes in the fair value of financial assets and financial liabilities carried at fair value under SFAS No. 159 was recorded for the six months ended June 30, 2009 compared to a loss of $1.9 million for the six months ended June 30, 2008. This was partially offset by a $1.1 million other-than-temporary impairment charge on a privately issued collateralized mortgage obligation and decreases of $0.8 million in dividends received on FHLB-NY stock and $0.5 million in loan fee income. The six months ended June 30, 2008 also included income of $2.4 million representing a partial recovery of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $33.7 million for the six months ended June 30, 2009, an increase of $6.2 million, or 22.4%, from $27.5 million for the six months ended June 30, 2008. Employee salary and benefits increased $1.6 million, which is primarily attributed to the growth of the Bank, including one new branch and the expansion of the collections department, and increased costs for postretirement benefits. Occupancy and equipment, professional services, and data processing increased $0.2 million, $0.4 million and $0.2 million, respectively, primarily due to the growth of the Bank. FDIC insurance increased $3.6 million compared to the comparable prior year period, as the FDIC raised the deposit insurance premiums during 2009, and a $2.0 million special assessment was levied during the three months ended June 30, 2009 by the FDIC to partially replenish the deposit insurance fund. The efficiency ratio was 66.6% and 56.9% for the six month periods ended June 30, 2009 and 2008, respectively.

Income before Income Taxes. Income before the provision for income taxes decreased $2.6 million, or 12.1%, to $18.8 million for the six months ended June 30, 2009 from $21.4 million for the six months ended June 30, 2008, for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.4 million, to $7.3 million, for the six months ended June 30, 2009 as compared to $7.7 million for the six months ended June 30, 2008. This decrease was primarily due to the reduction in pre-tax income for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, partially offset by a higher effective tax rate. The effective tax rate was 39.0% and 36.2% for the six-month periods ended June 30, 2009 and 2008, respectively.

FINANCIAL CONDITION

Assets. At June 30, 2009, total assets were $4,063.6 million, an increase of $114.1 million, or 2.9%, from $3,949.5 million at December 31, 2008. Total loans, net increased $123.9 million, or 4.2%, during the six months ended June 30, 2009 to $3,084.5 million from $2,960.7 million at December 31, 2008. Loan originations and purchases were $244.6 million for the six months ended June 30, 2009, a decrease of $142.5 million from $387.1 million for the six months ended June 30, 2008, as loan demand has declined due to the current economic environment. At June 30, 2009, loan applications in process totaled $218.5 million, compared to $320.6 million at June 30, 2008 and $185.4 million at December 31, 2008. The following table shows loan originations and purchases for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30
(In thousands)	2009	2008	2009	2008
Multi-family residential	$55,584	$28,487	$92,531	$75,969
Commercial real estate(1)	11,983	49,978	48,645	92,911
One-to-four family – mixed-use property	7,665	37,284	13,773	71,902
One-to-four family – residential(2)	15,215	25,824	22,229	93,845
Construction	4,735	8,606	10,016	18,108
Small Business Administration(3)	169	3,635	1,281	6,830
Taxi Medallion(4)	15,256	-	38,162	3,156
Commercial business and other loans	10,481	11,175	17,949	24,368
Total	$121,088	$164,989	$244,586	$387,089

(1)	Includes purchases of $2.9 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively.
(2)	Includes purchases of $12.4 million and $62.3 million for the three and six months ended June 30, 2008, respectively.
(3)	Includes purchases of $0.4 million for the six months ended June 30, 2008.
(4)	Includes purchases of $14.5 million and $32.5 million for the three and six months ended June 30, 2009, respectively.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s conservative underwriting standards. Non-accrual loans and charge-offs from impaired loans have increased, primarily due to the current economic environment. The Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank has been

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

developing short-term payment plans that enable certain borrowers to bring their loans current. The Bank reviews its delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status as soon as possible. The Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Bank’s non-performing assets were $61.5 million at June 30, 2009, an increase of $1.4 million from $60.2 million at March 31, 2009, and an increase of $20.8 million from $40.7 million at December 31, 2008. Total non-performing assets as a percentage of total assets were 1.51% at June 30, 2009 compared to 1.48% at March 31, 2009 and 1.03% as of December 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 24% at June 30, 2009, compared to 26% at March 31, 2009 and 28% at December 31, 2008. See –“NON-PERFORMING ASSETS.”

During the six months ended June 30, 2009, mortgage-backed securities increased $8.9 million to $683.7 million, while other securities decreased $31.7 million to $40.8 million. During the six months ended June 30, 2009, there were purchases of $85.6 million of mortgage-backed securities. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities. Total liabilities were $3,751.5 million at June 30, 2009, an increase of $103.5 million, or 2.8%, from December 31, 2008. During the six months ended June 30, 2009, due to depositors increased $213.9 million to $2,651.5 million, as a result of increases of $201.3 million core deposits and $12.7 million in certificates of deposit. Borrowed funds decreased $99.1 million as loan growth was more than funded by deposit growth. In addition, mortgagors’ escrow deposits decreased $1.8 million during the six months ended June 30, 2009.

Equity. Total stockholders’ equity increased $10.6 million, or 3.5%, to $312.0 million at June 30, 2009 from $301.5 million at December 31, 2008. The increase is primarily due to net income of $11.5 million and an increase in other comprehensive income of $3.4 million for the six months ended June 30, 2009. This was partially offset by the declaration and payment of dividends on the Company’s common stock and preferred stock of $5.4 million and $1.4 million, respectively. The exercise of stock options increased stockholders’ equity by $0.6 million, including the income tax benefit realized by the Company upon the exercise of options. Book value per common share was $11.10 at June 30, 2009, compared to $10.70 per common share at December 31, 2008 and $11.10 per common share at June 30, 2008.

The Company did not repurchase any shares during the quarter ended June 30, 2009 under its current stock repurchase program. At June 30, 2009, 362,050 shares remain to be repurchased under the current stock repurchase program. As a condition of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, common shares may not be purchased for the next three years without approval of the U.S. Treasury unless the preferred shares are redeemed or transferred to a third party. As of the date of this Quarterly Report, the Company has not requested approval from the U.S. Treasury to repurchase common shares.

Cash flow. During the six months ended June 30, 2009, funds provided by the Company's operating activities amounted to $22.2 million. These funds, together with $106.7 million provided by financing activities, were utilized to fund net investing activities of $114.3 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the six months ended June 30, 2009, the net total of loan originations and purchases less loan repayments and sales was $134.7 million. During the six months ended June 30, 2009, the Company also funded $102.8 million in purchases of securities available for sale. Funds were primarily provided by increases of $213.5 million in customer deposits and $121.9 million in proceeds from maturities, sales, calls and prepayments of securities available for sale. Additional funds of $0.6 million were provided through the exercise of stock options. The Company also used funds of $98.4 million to reduce borrowings and $6.8 million for dividend payments during the six months ended June 30, 2008.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2009. Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates. At June 30, 2009, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2009:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	3.40%	16.02%	11.55%
-100 Basis points	1.89	9.93	11.10
Base interest rate	0.00	0.00	10.28
+100 Basis points	-4.40	-15.86	8.86
+200 Basis points	-10.82	-30.55	7.50

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended June 30, 2009 and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2009				2008
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,920,786	$47,250	6.47%		$2,711,194	$45,342	6.69%
Other loans, net (1)	130,957	1,601	4.89		114,076	1,824	6.40
Total loans, net	3,051,743	48,851	6.40		2,825,270	47,166	6.68
Mortgage-backed securities	734,149	8,671	4.72		370,665	4,772	5.15
Other securities	61,493	667	4.34		79,770	1,245	6.24
Total securities	795,642	9,338	4.69		450,435	6,017	5.34
Interest-earning deposits and federal funds sold	34,339	14	0.16		39,000	179	1.84
Total interest-earning assets	3,881,724	58,203	6.00		3,314,705	53,362	6.44
Other assets	181,091				190,432
Total assets	$4,062,815				$3,505,137

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$416,584	1,432	1.37		$374,567	1,912	2.04
NOW accounts	371,975	1,430	1.54		112,657	680	2.41
Money market accounts	313,366	1,275	1.63		296,297	2,225	3.00
Certificate of deposit accounts	1,443,035	12,776	3.54		1,231,717	13,521	4.39
Total due to depositors	2,544,960	16,913	2.66		2,015,238	18,338	3.64
Mortgagors' escrow accounts	40,739	16	0.16		40,972	18	0.18
Total deposits	2,585,699	16,929	2.62		2,056,210	18,356	3.57
Borrowed funds	1,069,101	12,353	4.62		1,111,074	12,913	4.65
Total interest-bearing liabilities	3,654,800	29,282	3.20		3,167,284	31,269	3.95
Non interest-bearing deposits	71,434				81,278
Other liabilities	26,842				21,486
Total liabilities	3,753,076				3,270,048
Equity	309,739				235,089
Total liabilities and equity	$4,062,815				$3,505,137

Net interest income / net interest rate spread		$28,921	2.80%			$22,093	2.49%

Net interest-earning assets / net interest margin	$226,924		2.98%		$147,421		2.67%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	X			1.05	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.2 million and $0.8 million for the three-month periods ended June 30, 2009 and 2008, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. The following table sets forth certain information relating to the Company's consolidated statements of financial condition and consolidated statements of operations for the six-month periods ended June 30, 2009 and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2009				2008
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,896,094	$93,252	6.44%		$2,655,935	$90,254	6.80%
Other loans, net (1)	122,939	2,975	4.84		123,096	4,223	6.86
Total loans, net	3,019,033	96,227	6.37		2,779,031	94,477	6.80
Mortgage-backed securities	718,831	17,584	4.89		365,078	9,400	5.15
Other securities	67,363	1,503	4.46		78,483	2,436	6.21
Total securities	786,194	19,087	4.86		443,561	11,836	5.34
Interest-earning deposits and federal funds sold	54,403	57	0.21		39,387	476	2.42
Total interest-earning assets	3,859,630	115,371	5.98		3,261,979	106,789	6.55
Other assets	182,862				189,629
Total assets	$4,042,492				$3,451,608

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$404,855	3,010	1.49		$367,561	4,086	2.22
NOW accounts	344,030	2,937	1.71		93,901	1,100	2.34
Money market accounts	310,055	2,799	1.81		306,649	5,193	3.39
Certificate of deposit accounts	1,479,623	26,976	3.65		1,210,607	27,575	4.56
Total due to depositors	2,538,563	35,722	2.81		1,978,718	37,954	3.84
Mortgagors' escrow accounts	37,263	34	0.18		35,613	34	0.19
Total deposits	2,575,826	35,756	2.78		2,014,331	37,988	3.77
Borrowed funds	1,065,974	24,638	4.62		1,107,743	25,993	4.69
Total interest-bearing liabilities	3,641,800	60,394	3.32		3,122,074	63,981	4.10
Non interest-bearing deposits	69,259				75,004
Other liabilities	26,763				20,445
Total liabilities	3,737,822				3,217,523
Equity	304,670				234,085
Total liabilities and equity	$4,042,492				$3,451,608

Net interest income / net interest rate spread		$54,977	2.66%			$42,808	2.45%

Net interest-earning assets / net interest margin	$217,830		2.85%		$139,905		2.62%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	X			1.04	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.5 million and $2.1 million for the six-month periods ended June 30, 2009 and 2008, respectively.

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

	For the six months ended June 30,
(In thousands)	2009	2008

Mortgage Loans

At beginning of period	$2,852,160	$2,565,700

Mortgage loans originated:
Multi-family residential	92,531	75,969
Commercial real estate	45,728	90,411
One-to-four family – mixed-use property	13,773	71,902
One-to-four family – residential	22,229	31,515
Construction	10,016	18,108
Co-operative apartments	-	-
Total mortgage loans originated	184,277	287,905

Mortgage loans purchased:
Commercial real estate	2,917	2,500
One-to-four family – residential	-	62,330
Total acquired loans	2,917	64,830

Less:
Principal and other reductions	95,412	166,402
Sales	1,926	8,798
At end of period	$2,942,016	$2,743,235

Commercial Business and Other Loans

At beginning of period	$102,409	$128,968

Other loans originated:
Small business administration	1,281	6,407
Taxi Medallion	5,657	3,156
Commercial business	15,580	23,025
Other	2,369	1,343
Total other loans originated	24,887	33,931

Other loans purchased:
Small business administration	-	423
Taxi Medallion	32,505	-
Total other loans purchased	32,505	423

Less:
Principal and other reductions	19,955	64,592
Sales	-	658
At end of period	$139,846	$98,072

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS

As we continue to increase our loan portfolio, management continues to adhere to our conservative underwriting standards. Non-accrual loans and charge-offs from impaired loans have increased, primarily due to the current economic environment. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review our delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status as soon as possible. We have increased staffing that handles the delinquent loans by hiring people experienced in loan workouts. Our non-performing assets were $61.5 million at June 30, 2009, an increase of $1.4 million from $60.2 million at March 31, 2009, and an increase of $20.8 million from $40.7 million at December 31, 2008. Total non-performing assets as a percentage of total assets were 1.51% at June 30, 2009 compared to 1.48% at March 31, 2009, and 1.03% at December 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 24% at June 30, 2009, compared to 26% at March 31, 2009, and 28% at December 31, 2008. The following table shows our non-performing assets at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2009	2009	2008

Loans 90 days or more past due and still accruing:
Commercial real estate	$-	$-	$425
One-to-four family - residential	1,935	1,518	889
Total	1,935	1,518	1,314
Non-accrual loans:
Multi-family residential	20,490	19,113	12,010
Commercial real estate	9,180	11,533	7,409
One-to-four family - mixed-use property	19,346	16,738	10,639
One-to-four family - residential	3,042	1,354	1,122
Construction	3,898	3,757	4,457
Small business administration	271	246	354
Commercial business and other	2,701	5,173	2,667
Total	58,928	57,914	38,658

Total non-performing loans	60,863	59,432	39,972

Other non-performing assets:
Real estate acquired through foreclosure	509	125	125
Investment securities	172	607	607
Total	681	732	732

Total non-performing assets	$61,544	$60,164	$40,704

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. Specific reserves allocated to impaired loans were $5.8 million and $5.6 million at June 30, 2009 and December 31, 2008, respectively. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser; however, we may from time to time obtain independent appraisals for significant properties. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience and regional economic conditions. The national and regional economy has generally been considered to be in a recession since December 2007, with the national and regional economy deteriorating further throughout 2008 and the first half of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. This deterioration in the economy resulted in an increase in our non-performing loans which totaled $60.9 million and $40.0 million at June 30, 2009 and December 31, 2008, respectively. Our underwriting standards generally require a loan-to-value ratio of 75% or less, and when applicable, a debt coverage ratio of at least 125%, at the time a loan is originated. We have not been affected by the recent increase in defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. During the six months ended June 30, 2009, we recorded $6.1 million in net loan charge-offs. We recorded a provision of $9.5 million during the six months ended June 30, 2009 for possible loan losses primarily due to increases in non-performing loans and charge-offs during 2009. Management has concluded, and the Board of Directors after reviewing management’s conclusions has concurred, that at June 30, 2009, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$11,028	$6,633

Provision for loan losses	9,500	600

Loans charged-off:
Multi-family residential	(1,533)	(137)
Commercial real estate	(16)	-
One-to-four family – mixed-use property	(706)	-
One-to-four family – residential	(55)	-
Co-operative apartments	-	-
Construction	(407)	-
Small Business Administration	(516)	(243)
Commercial business and other loans	(2,889)	(1)
Total loans charged-off	(6,122)	(381)

Recoveries:
Multi-family residential	1	-
Small Business Administration	19	82
Commercial business and other loans	1	-
Total recoveries	21	82

Net charge-offs	(6,101)	(299)
Balance at end of period	$14,427	$6,934

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	0.01%
Ratio of allowance for loan losses to gross loans at end of period	0.47%	0.24%
Ratio of allowance for loan losses to non-performing assets at end of period	23.44%	88.16%
Ratio of allowance for loan losses to non-performing loans at end of period	23.70%	88.16%

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

CLASSIFIED ASSETS

We have a policy of continuously reviewing our assets, focusing on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels. When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary. We classify an asset as Substandard when a well defined weakness is identified that jeopardizes the orderly liquidation of the debt. Loans that are non-accrual are generally classified as Substandard. We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment. We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the aggregate carrying value of our classified assets at June 30, 2009:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total Classified

Loans	$53,352	$60,146	$1,901	$-	$115,399
Investment securities	15,632	68,071	-	-	83,703
Real estate owned	-	509	-	-	509
Total	$68,984	$128,726	$1,901	$-	$199,611

We classify loans as Special Mention when they are on repayment plans until they have been brought current and remain current for at least six months. We also classify loans as Special Mention when they are 60 to 89 days delinquent, or have shown other potential weaknesses. We classify loans as Substandard when they are on non-accrual status, or have other identified significant weaknesses. We classify loans as Doubtful when payment in full is improbable. We allocate a portion of the Allowance for Loan Losses to loans classified Substandard or Doubtful based on an evaluation of each loan.

We have classified three investment securities as Special Mention at June 30, 2009. These securities are privately issued collateralized mortgage obligations (“CMO”) that continue to have an investment grade rating, but are on negative watch by the rating agencies. If the rating of these securities is downgraded by the rating agencies, their ratings could fall below investment grade. We have classified eight privately issued CMO, three issues of trust preferred securities, one mutual fund, and our holdings of FHLMC and FNMA stock as Substandard at June 30, 2009. The Investment Securities which are classified as Substandard at June 30, 2009 are securities that were triple A rated when we purchased them. These securities have each been subsequently downgraded by the rating agencies to below investment grade. These securities, with the exception of the FHLMC and FNMA stock, continue to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment. During the quarter ended June 30, 2009, we recorded a $1.1 million other-than- temporary impairment charge on one of the privately issued CMO.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recent Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provides additional restrictions and standards throughout the period during which our obligations under the CPP Purchase Agreement remain outstanding, including:

●	Limits on compensation incentives for risk taking by senior executive officers;
●	Recovery of any compensation paid based on inaccurate financial information;
●	Prohibition on “Golden Parachute Payments”;
●	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;
●
Publicly registered Troubled Asset Relief Program (“TARP”) recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans;

●	Prohibition on bonuses, retention awards, or incentive compensation, except for payments of long term restricted stock;
●	Limitation on luxury expenditures;
●
TARP recipients may be required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the Securities and Exchange Commission’s (“SEC”) compensation disclosure rules; and

●	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.

The Stimulus Act required the Secretary of the U.S. Treasury (the “Secretary”) to issue additional regulations governing executive compensation and corporate governance at institutions participating in the CPP, such as us. The Secretary issued the additional regulations on June 15, 2009. We do not believe these regulations will have a significant impact on our operations.

On May 20, 2009, the Helping Families Save Their Homes Act was signed into law. Included in this legislation was a provision that extends the temporary increase in the standard maximum insured deposit amount to $250,000 per depositor through December 31, 2013. The legislation provides that the insured deposit coverage limit will return to $100,000 on January 1, 2014.

FDIC Recapitalization Plan and Its Impact on the Bank's Future Deposit Insurance Costs

In October 2008, the FDIC released a five-year recapitalization plan that included a proposal to raise deposit insurance premiums that are charged to financial institutions. In addition the FDIC proposed a separate quarterly assessment premium for financial institutions whose ratio of secured borrowings exceeds 15% of their deposits starting in the second quarter of 2009. The FDIC has finalized this proposal. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC continues to utilize four risk categories, but to determine the initial base assessment rates, the FDIC has: (1) introduced a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combined weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) uses a new uniform amount and pricing multipliers for each method. The FDIC has also introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 was increased to a range of 0.12% to 0.14%, and further increased in the second quarter of 2009 to a range of 0.12% to 0.16%. We saw a further increase in our deposit insurance premium in the second quarter of 2009 since we have seen an increase in our secured liabilities above the threshold level defined by the FDIC. On May 22, 2009, the FDIC adopted a final rule imposing a 0.05% special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. However, this special assessment will not

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

exceed 0.10% of an insured depository institutions deposit assessment base. This special assessment will be collected on September 30, 2009. The final rule also provides that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an additional special assessment may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the corresponding assessment period. The ability of the FDIC Board to assess this type of special assessment expires on December 31, 2009. The Savings Bank was provided a one-time assessment credit of $1.1 million, which was used to offset the FDIC assessment. During 2007, the Savings Bank utilized $1.0 million of this credit to offset the FDIC assessment, and utilized the remaining credit in 2008 to offset its FDIC assessment. The Savings Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2009:

	Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2009	-	$-	-	362,050
May 1 to May 31, 2009	-	-	-	362,050
June 1 to June 30, 2009	-	-	-	362,050
Total	-	$-	-

Our current common stock repurchase program was approved by the Company’s Board of Directors on August 17, 2004. This repurchase program authorized the repurchase of 1,000,000 common shares. The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares. Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company. As a condition of the Company's participation in the U.S. Treasury's Capital Purchase Program, shares may not be repurchased for the next three years without approval of the U.S. Treasury unless the preferred shares are redeemed or transferred to a third party. The Company has not requested approval from the U.S. Treasury to repurchase shares.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s annual meeting of stockholders held on May 19, 2009, as contemplated by the Company’s definitive proxy material for the meeting, certain matters were submitted to a vote of stockholders. The following table summarizes the results of voting with respect to each matter:

	Number of shares voted
	For	Withheld	Abstain	Non Votes
Election of Directors (four directors were elected to serve until the 2012 annual meeting of stockholders and until their successors are elected and qualified).

Steven J. D'Iorio	19,263,919	437,763	n/a	n/a
Louis C. Grassi	18,524,084	1,177,598	n/a	n/a
Sam Han	18,913,524	788,158	n/a	n/a
John E. Roe, Sr.	18,169,067	1,532,615	n/a	n/a

Provide advisory approval of Flushing Financial Corporation's executive compensation programs.	17,224,438	2,303,920	173,324	-

Ratification of the appointment of Grant Thornton, LLP as the independent registered public accounting firm for the Company	19,333,384	297,505	70,793	-

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (2)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 2, 2007.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: August 10, 2009	By:	/s/ John R. Buran
John R. Buran
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ David W. Fry
David W. Fry
Executive Vice President, Treasurer and Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (2)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executive and Senior Officers. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 21, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 2, 2007.