Form 10-Q
period 2009-09-30
FLUSHING FINANCIAL CORP
filed 2009-11-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2009 was 31,126,764

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

ITEM 1.

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Cash and due from banks	$124,635	$30,404
Securities available for sale:
Mortgage-backed securities ($86,122 and $110,833 at fair value pursuant to the fair value option at September 30, 2009 and December 31, 2008, respectively)	647,747	674,764
Other securities ($17,438 and $28,688 at fair value pursuant to the fair value option at September 30, 2009 and December 31, 2008, respectively)	39,253	72,497
Loans:
Multi-family residential	1,125,022	999,185
Commercial real estate	792,675	752,120
One-to-four family ― mixed-use property	746,997	751,952
One-to-four family ― residential	244,850	238,711
Co-operative apartments	6,078	6,566
Construction	106,349	103,626
Small business administration	17,960	19,671
Taxi medallion	46,353	12,979
Commercial business and other	74,762	69,759
Net unamortized premiums and unearned loan fees	17,085	17,121
Allowance for loan losses	(18,578)	(11,028)
Net loans	3,159,553	2,960,662
Interest and dividends receivable	19,389	18,473
Bank premises and equipment, net	22,978	22,806
Federal Home Loan Bank of New York stock	44,461	47,665
Bank owned life insurance	59,361	57,499
Goodwill	16,127	16,127
Core deposit intangible	1,991	2,342
Other assets	41,301	46,232
Total assets	$4,176,796	$3,949,471

LIABILITIES
Due to depositors:
Non-interest bearing	$83,934	$69,624
Interest-bearing:
Certificate of deposit accounts	1,418,160	1,436,450
Savings accounts	445,673	359,595
Money market accounts	351,273	306,178
NOW accounts	367,778	265,762
Total interest-bearing deposits	2,582,884	2,367,985
Mortgagors' escrow deposits	30,812	31,225
Borrowed funds ($106,356 and $107,689 at fair value pursuant to the fair value option at September 30, 2009 and December 31, 2008, respectively)	840,043	916,292
Securities sold under agreements to repurchase ($25,757 at fair value pursuant to the fair value option at December 31, 2008)	186,900	222,657
Other liabilities	35,515	40,196
Total liabilities	3,760,088	3,647,979

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; 70,000 shares issued at September 30, 2009 and December 31, 2008, respectively liquidation preference value of $70,000)	1	1
Common stock ($0.01 par value; 40,000,000 shares authorized; 30,118,449 shares and 21,625,709 shares issued at September 30, 2009 and December 31, 2008, respectively; 30,114,154 shares and 21,625,709 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	301	216
Additional paid-in capital	244,036	150,662
Treasury stock (4,295 shares and none at September 30, 2009 and December 31, 2008, respectively)	(46)	-
Unearned compensation	(755)	(1,300)
Retained earnings	181,143	172,216
Accumulated other comprehensive loss, net of taxes	(7,972)	(20,303)
Total stockholders' equity	416,708	301,492

Total liabilities and stockholders' equity	$4,176,796	$3,949,471

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest and dividend income
Interest and fees on loans	$48,518	$47,766	$144,745	$142,243
Interest and dividends on securities:
Interest	8,365	5,916	26,674	15,952
Dividends	326	465	1,104	2,265
Other interest income	14	57	71	533
Total interest and dividend income	57,223	54,204	172,594	160,993

Interest expense
Deposits	16,024	18,962	51,780	56,950
Other interest expense	12,127	13,112	36,765	39,105
Total interest expense	28,151	32,074	88,545	96,055

Net interest income	29,072	22,130	84,049	64,938
Provision for loan losses	5,000	3,000	14,500	3,600
Net interest income after provision for loan losses	24,072	19,130	69,549	61,338

Non-interest income
Other-than-temporary impairment ("OTTI") charge	-	(26,320)	(9,637)	(26,320)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	-	8,497	-
Net OTTI charge recognized in earnings	-	(26,320)	(1,140)	(26,320)
Loan fee income	403	655	1,333	2,051
Banking services fee income	459	394	1,326	1,232
Net gain on sale of loans held for sale	-	102	-	133
Net gain on sale of loans	-	(84)	-	(15)
Net gain on sale of securities	1,051	354	1,074	354
Net gain from financial assets and financial liabilities carried at fair value	950	20,555	4,002	18,614
Federal Home Loan Bank of New York stock dividends	644	729	1,600	2,464
Bank owned life insurance	659	563	1,862	1,666
Other income	391	390	1,541	3,872
Total non-interest income	4,557	(2,662)	11,598	4,051

Non-interest expense
Salaries and employee benefits	7,159	6,518	22,026	19,799
Occupancy and equipment	1,669	1,708	5,067	4,929
Professional services	1,283	1,446	4,485	4,215
FDIC deposit insurance	1,186	429	5,383	995
Data processing	1,086	991	3,258	2,964
Depreciation and amortization of premises and equipment	675	613	1,979	1,804
Other operating expenses	2,275	1,910	6,849	6,450
Total non-interest expense	15,333	13,615	49,047	41,156

Income before income taxes	13,296	2,853	32,100	24,233

Provision for income taxes
Federal	4,400	847	8,698	6,942
State and local	786	(124)	3,821	1,511
Total taxes	5,186	723	12,519	8,453

Net income	$8,110	$2,130	$19,581	$15,780

Preferred dividends and amortization of issuance costs	$951	$-	$2,854	$-
Net income available to common shareholders	$7,159	$2,130	$16,727	$15,780

Basic earnings per common share	$0.33	$0.10	$0.80	$0.78
Diluted earnings per common share	$0.33	$0.10	$0.80	$0.78
Dividends per common share	$0.13	$0.13	$0.39	$0.39
The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,581	$15,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,500	3,600
Depreciation and amortization of bank premises and equipment	1,979	1,804
Origination of loans held for sale	-	(2,988)
Proceeds from sale of loans held for sale	-	3,108
Net gain on sale of loans held for sale	-	(133)
Net loss on sales of loans	-	15
Net gain on sale of securities	(1,074)	(354)
Amortization of premium, net of accretion of discount	3,125	1,483
Fair value adjustment for financial assets and financial liabilities	(4,002)	(18,614)
OTTI charge recognized in earnings	1,140	26,320
Income from bank owned life insurance	(1,862)	(1,666)
Stock-based compensation expense	1,747	1,838
Deferred compensation	(7)	(698)
Amortization of core deposit intangibles	351	351
Excess tax expense (benefits) from stock-based payment arrangements	188	(607)
Deferred income tax (benefit) provision	10,257	(4,765)
Increase in other liabilities	22	2,892
Increase in other assets	(16,219)	(7,604)
Net cash provided by operating activities	29,726	19,762

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,151)	(762)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	3,204	(2,726)
Purchases of securities available for sale	(130,695)	(242,068)
Proceeds from sales and calls of securities available for sale	53,968	96,950
Proceeds from maturities and prepayments of securities available for sale	157,608	41,392
Net originations and repayment of loans	(186,550)	(144,509)
Purchases of loans	(32,572)	(65,253)
Proceeds from sale of real estate owned	114	-
Proceeds from sale of delinquent loans	3,046	10,734
Net cash used in investing activities	(134,028)	(306,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	14,310	2,228
Net increase in interest-bearing deposits	214,222	230,132
Net increase (decrease) in mortgagors' escrow deposits	(413)	9,688
Net (repayments) proceeds from of short-term borrowed funds	(4,800)	20,000
Proceeds from long-term borrowings	79,911	173,050
Repayment of long-term borrowings	(185,026)	(149,026)
Purchases of treasury stock	(231)	(409)
Excess tax benefits from stock-based payment arrangements	(188)	607
Proceeds from issuance of common stock upon exercise of stock options	617	2,364
Proceeds from issuance of common stock	90,505	-
Cash dividends paid	(10,374)	(7,774)
Net cash provided by financing activities	198,533	280,860

Net increase (decrease) in cash and cash equivalents	94,231	(5,620)
Cash and cash equivalents, beginning of period	30,404	36,148
Cash and cash equivalents, end of period	$124,635	$30,528

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$89,040	$93,916
Income taxes paid	9,630	11,597
Taxes paid if excess tax benefits were not tax deductible	9,442	12,204
Non-cash activities:
Securities purchased, not yet settled	5,804	1,000
Additions to real estate owned	1,681	125

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income
(Unaudited)

	For the nine months ended
	September 30,
(Dollars in thousands)	2009	2008

Preferred Stock
Balance, beginning of period	$1	$-
No activity	-	-
Balance, end of period	$1	$-
Common Stock
Balance, beginning of period	$216	$213
Issuance upon exercise of stock options (96,742 and 210,710 common shares for the nine months ended September 30, 2009 and 2008, respectively)	1	2
Shares issued upon vesting of restricted stock unit awards (78,598 and 93,435 common shares for the nine months ended September 30, 2009 and 2008, respectively)	1	1
Issuance of common shares (8,317,400 common shares for the nine months ended September 30, 2009)	83	-
Balance, end of period	$301	$216
Additional Paid-In Capital
Balance, beginning of period	$150,662	$74,861
Additional preferred stock issuance costs	(144)	-
Amortization of preferred stock issuance costs	228	-
Award of common shares released from Employee Benefit Trust (165,376 and 82,687 common shares for the nine months ended September 30, 2009 and 2008, respectively)	854	853
Shares issued upon vesting of restricted stock unit awards (95,779 and 95,925 common shares for the nine months ended September 30, 2009 and 2008, respectively)	1,513	1,587
Issuance upon exercise of stock options (96,742 and 210,710 common shares for the nine months ended September 30, 2009 and 2008, respectively)	669	2,370
Stock-based compensation activity, net	20	(102)
Stock-based income tax benefit (expense)	(188)	607
Issuance of common shares (8,317,400 common shares for the nine months ended September 30, 2009)	90,422	-
Balance, end of period	$244,036	$80,176
Treasury Stock
Balance, beginning of period	$-	$-
Shares issued upon vesting of restricted stock unit awards (17,181 and 13,810 common shares for the nine months ended September 30, 2009 and 2008, respectively)	179	258
Issuance upon exercise of stock options (25,558 and 8,493 common shares for the nine months ended September 30, 2009 and 2008, respectively)	258	151
Repurchase of shares to satisfy tax obligations (22,186 and 22,303common shares for the nine months ended September 30, 2009 and 2008, respectively)	(231)	(409)
Purchase of shares to pay for option exercise (24,848 common shares for the nine months ended September 30, 2009)	(252)	-
Balance, end of period	$(46)	$-
Unearned Compensation
Balance, beginning of period	$(1,300)	$(2,110)
Release of shares from the Employee Benefit Trust (159,470 and 178,399 common shares for the nine months ended September 30, 2009 and 2008, respectively)	545	608
Balance, end of period	$(755)	$(1,502)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (continued)
(Unaudited)

	For the nine months ended
	September 30,
(Dollars in thousands)	2009	2008

Retained Earnings
Balance, beginning of period	$172,216	$161,598
Net income	19,581	15,780
Cash dividends declared and paid on common shares ($0.39 per common share for the nine months ended September 30, 2009 and 2008, respectively)	(8,079)	(7,774)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the nine months ended September 30, 2009)	(2,295)	-
Issuance upon exercise of stock options (25,558 and 8,493 common shares for the nine months ended September 30, 2009 and 2008, respectively)	(52)	(66)
Shares issued upon vesting of restricted stock unit awards (11,320 common shares nine months ended September 30, 2008)	-	(33)
Cumulative adjustment related to the adoption of Emerging Issues Task Force Issue Issue No. 06-4, net of taxes of approximately $449	-	(569)
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	-	(17)
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately $7	-	(9)
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	-	(4)
Amortization of preferred stock issuance costs	(228)	-
Balance, end of period	$181,143	$168,906
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(20,303)	$(908)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of approximately ($9,785) and $23,182 for the nine months ended September 30, 2009 and 2008, respectively	12,148	(29,162)
Amortization of actuarial losses, net of taxes of approximately ($101) and ($23) for the nine months ended September 30, 2009 and 2008, respectively	126	28
Amortization of prior service costs, net of taxes of approximately ($16) and ($8)for the nine months ended September 30, 2009 and 2008, respectively	20	10
Effects of changing the pension plan measurement date pursuant to SFAS No. 158:
Amortization of actuarial gains (losses) for October 1 - December 31, 2007, net of taxes of approximately ($7)	-	9
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately ($3)	-	4
OTTI charges included in income, net of taxes of approximately ($507) and ($11,660)for the nine months ended September 30, 2009 and 2008, respectively	633	14,660
Reclassification adjustment for (gains) losses included in net income, net of taxes of approximately $10 and $157 for the nine months ended September 30, 2009and 2008, respectively	(596)	(197)
Balance, end of period	$(7,972)	$(15,556)

Total Stockholders' Equity	$416,708	$232,240

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Comprehensive Income
Net income	$8,110	$2,130	$19,581	$15,780
Other comprehensive income, net of tax
Amortization of actuarial losses	41	10	126	28
Amortization of prior service costs	7	3	20	10
OTTI charges included in income	-	14,660	633	14,660
Reclassification adjustments for gains included in income	(583)	(197)	(596)	(197)
Unrealized gains (losses) on securities	9,433	(22,185)	12,148	(29,162)
Comprehensive income	$17,008	$(5,579)	$31,912	$1,119

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Bank”).  The unaudited consolidated financial statements presented in this Form 10-Q include the collective results of the Holding Company and the Bank on a consolidated basis.

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in this 10-Q now refer to the relevant ASC Topic.

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

Earnings per share are computed in accordance with ASC Topic 260 “Earnings Per Share.”  Effective January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. Earnings per share for the three and nine months ended September 30, 2008 have been retrospectively adjusted to reflect the effects of ASC Topic 260. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period.  Common stock equivalents that are anti-dilutive are not included in the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

Earnings per common share have been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income, as reported	$8,110	$2,130	$19,581	$15,780
Preferred dividends and amortization of issuance costs	(951)	-	(2,854)	-
Net income available to common shareholders	$7,159	$2,130	$16,727	$15,780
Divided by:
Weighted average common shares outstanding	21,519	20,325	20,946	20,152
Weighted average common stock equivalents	15	161	8	185
Total weighted average common shares outstanding and common stock equivalents	21,534	20,486	20,954	20,337

Basic earnings per common share	$0.33	$0.10	$0.80	$0.78
Diluted earnings per common share (1)(2)	$0.33	$0.10	$0.80	$0.78
Dividend payout ratio	39.4%	130.0%	48.8%	50.0%

(1)
For the three months ended September 30, 2009, a Warrant to purchase 751,611 shares at an exercise price of $13.97 and options to purchase 1,160,323 shares at an average exercise price of $15.35 were not included in the computation of diluted earnings per common share since they were anti-dilutive.  For the three months ended September 30, 2008, options to purchase 336,925 shares at an average exercise price of $18.36 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

(2)
For the nine months ended September 30, 2009, a Warrant to purchase 751,611 shares at an exercise price of $13.97 and options to purchase 1,418,073 shares at an average exercise price of $14.33 were not included in the computation of diluted earnings per common share since they were anti-dilutive.  For the nine months ended September 30, 2008, options to purchase 336,925 shares at an average exercise price of $18.36 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

4.	Debt and Equity Securities

Effective April 1, 2009, the Company adopted updated accounting guidance under ASC Topic 320 “Investments – Debt and Equity Securities.”  The updated ASC superseded previous other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The update replaced the previously existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The update requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this update, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment (“OTTI”) from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

All of the Company’s securities at September 30, 2009 and December 31, 2008 were classified as available for sale.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and fair value of the Company’s securities classified as available for sale at September 30, 2009 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$3,414	$3,531	$117	$-
Other	34,987	28,431	188	6,744
Mutual funds	7,291	7,291	-	-
Total other securities	45,692	39,253	305	6,744
REMIC and CMO	377,535	369,272	9,431	17,694
GNMA	126,950	131,543	4,593	-
FNMA	103,437	107,085	3,648	-
FHLMC	38,785	39,847	1,062	-
Total mortgage-backed securities	646,707	647,747	18,734	17,694
Total securities available for sale	$692,399	$687,000	$19,039	$24,438

The amortized cost and fair value of the Company’s securities classified as available for sale at December 31, 2008 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$12,616	$12,658	$42	$-
Other	46,623	40,725	169	6,067
Mutual funds	19,114	19,114	-	-
Total other securities	78,353	72,497	211	6,067
REMIC and CMO	330,767	304,511	3,386	29,642
GNMA	152,350	154,553	2,270	67
FNMA	165,375	167,592	2,341	124
FHLMC	47,815	48,108	293	-
Total mortgage-backed securities	696,307	674,764	8,290	29,833
Total securities available for sale	$774,660	$747,261	$8,501	$35,900

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$7,056	$6,744	$-	$-	$7,056	$6,744
Total other securities	7,056	6,744	-	-	7,056	6,744
REMIC and CMO	72,067	17,694	15,485	145	56,582	17,549
Total mortgage-backed securities	72,067	17,694	15,485	145	56,582	17,549
Total securities available for sale	$79,123	$24,438	$15,485	$145	$63,638	$24,293

The Company conducts reviews of each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive loss.  Unrealized losses that are considered to be other-than-temporary are split between credit related and non-credit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statement of Income and the non-credit impairment being recorded in accumulated other comprehensive income, net of tax.   There were no credit related OTTI charges recorded for the three months ended September 30, 2009.  For the three months ended September 30, 2008, the Company recorded credit related OTTI charges of $26.3 million.  For the nine months ended September 30, 2009 and 2008, the Company recorded credit related OTTI charges of $1.1 million and $26.3 million, respectively.

The unrealized losses in Other securities at September 30, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and three pooled trust preferred issues. The Company evaluates these securities using an impairment model that is applied to debt securities. This review includes evaluating the financial condition of each counter party. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The unrealized losses in REMIC and CMO securities at September 30, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of one issue from FHLMC, one issue from FNMA and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The unrealized losses on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Management periodically reviews the characteristics of these securities, including delinquency and foreclosure levels, projected losses at various loss severity levels, and credit enhancement and coverage. Based on

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

these reviews, during the quarter ended June 30, 2009, an OTTI charge was recorded on one privately issued collateralized mortgage obligation of $9.6 million before tax, of which $1.1 million was charged against earnings in the Consolidated Statement of Income and $8.5 million before tax ($4.7 million after-tax) was recorded in Accumulated Other Comprehensive Loss.

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

It is not anticipated at this time that the 10 private issued securities would be settled at a price that is less than the current amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, except for the above mentioned security on which the OTTI charge was recorded, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider the other nine investments to be other-than-temporarily impaired at September 30, 2009. The Company did not consider the security for which an other-than-temporary impairment charge was recorded during the second quarter of 2009 to be other-than-temporarily impaired beyond the amount recorded in the second quarter of 2009.

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

The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in other comprehensive loss for the periods indicated:

	For the three	For the nine
	months ended	months ended
(in thousands)	September 30, 2009	September 30, 2009
Beginning balance	$1,140	$-

OTTI charges due to credit loss recorded in earnings	-	1,140
Securities sold during the period	-	-
Securities where there is an intent to sell or requirement to sell	-	-
Ending balance	$1,140	$1,140

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$13,281	$13,284	$36,766	$36,924
Due after one year through five years	10,894	11,011	11,220	11,258
Due after five years through ten years	-	-	8,654	8,668
Due after ten years	21,517	14,958	21,713	15,647

Total other securities	45,692	39,253	78,353	72,497
Mortgage-backed securities	646,707	647,747	696,307	674,764

Total securities available for sale	$692,399	$687,000	$774,660	$747,261

For the three and nine months ended September 30, 2009 and 2008, there were realized gross gains of $1.1 million and $0.5 million, respectively.  For the three and nine months ended September 30, 2008, there were realized gross losses of $0.1 million.

5.	Loans

Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of ninety days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest. Loan fees and certain loan origination costs are deferred at the time of origination, and are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are recorded in interest income at the time the loan is paid in full.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan.  All non-accrual loans are considered impaired.  Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. The Company reviews all non-accrual loans for impairment on an ongoing basis. Additionally, on a quarterly basis the property value of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balance of impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off.  Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s conservative underwriting standards. The majority of the Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans.

The total amount of non-performing loans increased $41.4 million during the nine months ended September 30, 2009 to $81.4 million from $40.0 million at December 31, 2008.  The total amount of loans on non-accrual status was $75.7 million at September 30, 2009 and $38.7 million at December 31, 2008. The total amount of loans classified as impaired was $75.6 million at September 30, 2009 and $40.1 million at December 31, 2008. The portion of the allowance for loan losses allocated to impaired loans was $7.5 million, or 40.4%, at September 30, 2009 and $5.6 million, or 50.9%, at December 31, 2008.

 The interest foregone on non-accrual loans for the three and nine months ended September 30, 2009 was $1.3 million and $3.5 million, respectively. The interest foregone on non-accrual loans for the three and nine months ended September 30, 2008 was $0.4 million and $0.7 million, respectively.

The Company recorded a provision for loan losses of $14.5 million during the nine months ended September 30, 2009, which was a $10.9 million increase from the $3.6 million provision recorded during the nine months ended September 30, 2008.  The provision for loan losses recorded in 2009 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in 2009.  This increase in non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Prior to 2009, the Bank had recorded minimal losses on mortgage loans. The Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans, the current economic uncertainties, and the charge-offs recorded during 2009, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the nine months ended 2009.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  During the three months ended September 30, 2009 and 2008, the Bank recorded net loan charge-offs of $0.8 million and $0.4 million, respectively.  During the nine months ended September 30, 2009 and 2008, the Bank recorded net loan charge-offs of $7.0 million and $0.7 million, respectively.

The following are changes in the allowance for loan losses for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008

Balance, beginning of period	$14,427	$6,934	$11,028	$6,633
Provision for loan losses	5,000	3,000	14,500	3,600
Charge-off's	(884)	(393)	(7,006)	(774)
Recoveries	35	3	56	85
Balance, end of period	$18,578	$9,544	$18,578	$9,544

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated by type of loan:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008
Multi-family residential	$212	$229	$1,744	$367
Commercial real estate	100	-	116	-
One-to-four family – mixed-use property	158	-	864	-
One-to-four family – residential	1	-	56	-
Construction	-	-	407	-
Small Business Administration	318	161	815	321
Commercial business and other loans	60	-	2,948	1
Total	$849	$390	$6,950	$689

6.	Stock-Based Compensation

In accordance with ASC topic 718 “Stock Compensation,” the Company estimates the fair value of stock options awarded on the date of grant using the Black Scholes valuation model. Under the Black Scholes valuation model, key assumptions are used to estimate the fair value of stock options including the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method.  For the nine months ended September 30, 2009, there were 118,100 stock options and 124,350 restricted stock units granted, while for the nine months ended September 30, 2008, there were 88,100 stock options and 128,570 restricted stock units granted.  There were no stock options or restricted stock units granted during the three month periods ended September 30, 2009 and 2008.

For the three months ended September 30, 2009 and 2008, the Company’s net income, as reported, includes $0.5 million and $0.4 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensations plans.  For the nine months ended September 30, 2009 and 2008, the Company’s net income, as reported, includes $1.7 million and $1.9 million, respectively, of stock-based compensation costs and $0.7 million and $0.7 million, respectively, of income tax benefits related to the stock-based compensations plans.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated:

	For the nine months ended
	September 30,
	2009	2008

Dividend yield	6.16%	3.38%
Expected volatility	34.99%	28.91%
Risk-free interest rate	2.27%	3.82%
Expected option life (years)	7	7

There were no stock options granted during the three months ended September 30, 2009 and 2008.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. On May 20, 2008, stockholders

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

approved an amendment to the Omnibus Plan authorizing an additional 600,000 shares for the Omnibus Plan, of which 350,000 shares are available for use for full value awards and 250,000 shares are available for use for non-full value awards.  These additional shares, along with shares remaining that were previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan, are available for use as full value awards and non-full value awards under the Omnibus Plan. All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan issued prior to the effective date of the Omnibus Plan remained outstanding after such effective date.

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

The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years, with stock options having a ten year contractual term. Other awards do not have a contractual term of expiration. Restricted stock, restricted stock units and stock option awards all include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2009:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Non-vested at December 31, 2008	211,158	$18.02
Granted	124,350	8.44
Vested	(96,559)	14.66
Forfeited	(5,870)	14.19
Non-vested at September 30, 2009	233,079	14.40

Vested but unissued at September 30, 2009	66,535	$13.72

Vested but unissued at December 31, 2008	65,755	$18.10

As of September 30, 2009, there was $2.7 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of awards vested during the three months ended September 30, 2009 and

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

2008 was $9,000 and $5,000, respectively, with the nine months ended September 30, 2009 and 2008 at $0.9 million and $1.9 million, respectively.  The vested but unissued full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the earlier of the employee’s or director’s retirement date or the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended September 30, 2009:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)*

Outstanding at December 31, 2008	1,428,033	$14.18
Granted	118,100	8.44
Exercised	(122,300)	7.10
Forfeited	(5,400)	11.27
Outstanding at September 30, 2009	1,418,433	$14.31	5.3 years	$431

Exercisable shares at September 30, 2009	1,132,133	$14.40	4.5 years	$93
Vested but unexercisable shares at September 30, 2009	5,620	$15.80	8.0 years	$3

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of September 30, 2009, there was $0.8 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.  The vested but unexercisable non-full value awards were made to employees and directors eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be exercisable at the earlier of the employee’s or director’s retirement date or the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits and intrinsic value related to total stock options exercised and the weighted average grant date fair value for options granted during the three months and nine months ended September 30, 2009 and 2008 are provided in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands except grant date fair value)	2009	2008	2009	2008
Proceeds from stock options exercised	$-	$289	$617	$2,364
Fair value of shares received upon exercise of stock options	-	-	251	-
Tax benefit (expense) related to stock options exercised	-	(55)	39	500
Intrinsic value of stock options exercised	-	292	177	1,752
Grant date fair value at weighted average	n/a	n/a	1.26	4.66

Phantom Stock Plan: In addition, the Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President and above and completed one year of service.  However, officers who had achieved at least the level of Vice President and completed one year of

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

service prior to January 1, 2009 remain eligible to participate in the phantom stock plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Company’s Phantom Stock Plan at or for the nine months ended September 30, 2009:

	Shares	Fair Value

Outstanding at December 31, 2008	15,760	$11.96
Granted	9,627	8.53
Forfeited	(47)	6.49
Distributions	(436)	9.12
Outstanding at September 2009	24,904	$11.40
Vested at September 30, 2009	23,871	$11.40

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $54,000 and $(21,000) for the three months ended September 30, 2009 and 2008, respectively. The total fair value of the distributions from the phantom stock plan during the three months ended September 30, 2009 and 2008 were $1,000 and $5,000, respectively.

For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense for the phantom stock plan of $27,000 and $34,000, respectively. The total fair value of the distributions from the phantom stock plan during the nine months ended September 30, 2009 and 2008 were $4,000 and $19,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008

Employee Pension Plan:
Service cost	$-	$-	$-	$-
Interest cost	228	228	684	684
Amortization of unrecognized loss	80	24	240	72
Expected return on plan assets	(321)	(337)	(963)	(1,011)
Net employee pension expense	$(13)	$(85)	$(39)	$(255)

Outside Director Pension Plan:
Service cost	$20	$14	$60	$42
Interest cost	34	35	102	105
Amortization of unrecognized gain	(4)	(8)	(12)	(24)
Amortization of past service liability	10	10	30	30
Net outside director pension expense	$60	$51	$180	$153

Other Postretirement Benefit Plans:
Service cost	$55	$39	$165	$117
Interest cost	57	53	171	159
Amortization of past service liability	2	(3)	6	(9)
Net other postretirement benefit expense	$114	$89	$342	$267

The Company disclosed in its consolidated financial statements for the year ended December 31, 2008 that it expects to contribute $0.2 million to each of the Outside Director Pension Plan and Other Post Retirement Benefit Plans during the year ending December 31, 2009. As of September 30, 2009, the Company has contributed $66,000 to the Outside Director Pension Plan and $29,000 to the Other Postretirement Benefit Plans. As of September 30, 2009, the Company has not made any contribution to the Employee Pension Plan for 2009.  As of September 30, 2009, the Company is reviewing whether it will make a contribution to the Employee Pension Plan during the quarter ending December 31, 2009.

8.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $103.6 million and $106.4 million, respectively. At December 31, 2008, the Company carried financial assets and financial liabilities under the fair value option with fair values of $139.5 million and $133.4 million, respectively. During the three and nine months ended September 30, 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

During the nine months ended September 30, 2009, the Company received an in-kind distribution from a mutual fund carried at fair value under the fair value option classified as Other securities.  This mutual fund had a fair value of $11.5 million on the date of distribution.  The in-kind distribution was primarily made in the form of mortgaged-backed securities, which were the mutual funds underlying investments.  All of the mortgaged-backed securities received from the in-kind distribution are carried at fair value under the fair value option.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the three and nine months ended September 30, 2009 and 2008:

		Changes in Fair Values For Items Measured at Fair Value
		Pursuant to Election of the Fair Value Option
	Fair Value
	Measurements	Three Months Ended		Nine Months Ended
	at September 30,	September 30,		September 30,
Description	2009	2009	2008	2009	2008
(Dollars in thousands)
Mortgage-backed securities	$86,122	$1,385	$74	$3,877	$(673)
Other securities	17,438	501	(3,605)	394	(6,704)
Borrowed funds	106,356	1,139	23,706	1,321	25,612
Securities sold under agreements to repurchase	-	-	380	485	379
Net gain from financial assets and financial liabilities carried at fair value*		$3,025	$20,555	$6,077	$18,614

* The net gain from financial assets and financial liabilities carried at fair value presented in the above table does not include losses of $2.1 million from the change in the fair value of interest rate caps recorded during the three- and nine- month periods ended September 30, 2009.

A description of the methods and significant assumptions utilized in estimating the fair value of the Company’s assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – where quoted market prices are available in an active market.  At September 30, 2009 and December 31, 2008, Level 1 includes preferred stock issued by Fannie Mae and Freddie Mac.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2009 and December 31, 2008, Level 2 includes mortgage related securities, corporate debt, interest rate caps, securities sold under agreements to repurchase and FHLB-NY advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  During 2008, certain financial instruments previously classified as Level 2 were reclassified to Level 3. At September 30, 2009 and December 31, 2008, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the financial assets and financial liabilities carried at fair value on a recurring basis that are classified within Level 3 of the valuation hierarchy for the nine months ended September 30, 2009:

	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Balance at December 31, 2008	$10,699	$33,052

Net loss from fair value adjustment of financial assets	(198)	-
Net loss from fair value adjustments of financial liabilities	-	642
Increase (decrease) in accrued interest	79	-
Change in unrealized losses included in other comprehensive loss	(706)	-

Balance at September 30, 2009	$9,874	$33,694

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

The borrowed funds that are carried at fair value have a contractual principal amount, as of September 30, 2009, of $131.9 million. The fair value of borrowed funds includes accrued interest payable, as of September 30, 2009, of $0.8 million.

The difference between the fair value of borrowed funds and the contractual principal of these same borrowed funds at September 30, 2009, was primarily the result of widening credit spreads in credit markets on trust preferred securities and the related junior subordinated debentures.  Recent issuances of these types of financial instruments had a significantly higher interest cost due to widening spreads against the indexes for which the interest rate is referenced. The $61.9 million of debentures issued by the Company have a spread to their index of approximately 142 basis points, which is significantly less than credit spreads in the current market.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at September 30, 2009 and December 31, 2008:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008

Assets:
Securities available for sale
Mortgage-backed securities	$-	$-	$647,747	$674,764	$-	$-
Other securities	234	607	29,145	61,191	9,874	10,699
Other assets	-	-	6,960	-	-	-
Total assets	$234	$607	$683,852	$735,955	$9,874	$10,699

Liabilities:
Borrowed funds	$-	$-	$72,662	$74,637	$33,694	$33,052
Securities sold under agreements to repurchase	-	-	-	25,757	-	-
Total liabilities	$-	$-	$72,662	$100,394	$33,694	$33,052

	Total carried at fair value
	on a recurring basis
	September 30,	December 31,
	2009	2008

Assets:
Securities available for sale
Mortgage-backed securities	$647,747	$674,764
Other securities	39,253	72,497
Other assets	6,960	-

Total assets	$693,960	$747,261

Liabilities:
Borrowed funds	$106,356	$107,689
Securities sold under agreements to repurchase	-	25,757

Total liabilities	$106,356	$133,446

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of each material class of financial instruments at September 30, 2009 and December 31, 2008 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The estimated fair value of loans, with carrying amounts of $3,178.1 million and $2,971.7 million at September 30, 2009 and December 31, 2008, respectively, was $3,332.1 million and $3,060.1 million at September 30, 2009 and December 31, 2008, respectively.

Fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities (level 2 input).

For impaired loans, fair value is estimated based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent (level 3 input).

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,666.8 million and $2,437.6 million at September 30, 2009 and December 31, 2008, respectively, was $2,666.6 million and $2,457.7 million at September 30, 2009 and December 31, 2008, respectively.

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

Borrowed funds:

The estimated fair value of borrowed funds, with carrying amounts of $1,026.9 million and $1,138.9 million at September 30, 2009 and December 31, 2008, respectively, was $1,013.5 million and $1,136.0 million at September 30, 2009 and December 31, 2008, respectively.

The fair value of borrowed funds is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (level 2 input) or using a market-standard model (level 3 input).

Other Real Estate Owned (“OREO”):

OREO are carried at the lower of cost or fair value.  The fair value is estimated through a current appraisal, or sometimes through an internal review, based on updated cash flows for income producing properties, (level 3 input).

Other financial instruments:

Interest rate caps are carried at fair value in the Consolidated Financial Statements in Other assets and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain from financial assets and financial liabilities carried at fair value.  The Company purchased interest rate caps during the third quarter of 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (level 2 input). During the quarter ended September 30, 2009, the Company recorded a charge of $2.1 million, which was included in Net gain from financial assets and financial liabilities carried at fair value in its Consolidated Statements of Income.

The fair values of commitments to sell, lend or borrow are estimated using the fees currently charged or paid to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties or on the estimated cost to terminate them or otherwise settle with the counterparties at the reporting date. For fixed-rate loan commitments to sell, lend or borrow, fair values also consider the difference between current levels of interest rates and committed rates (where applicable). At September 30, 2009 and December 31, 2008, the fair values of these financial instruments approximated the recorded amounts of the related fees and were not considered to be material.

9.	Income Taxes

The Company has recorded a net deferred tax asset of $4.4 million at September 30, 2009, which is included in Other Assets in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, as well as certain tax planning strategies, it is more likely than not that the net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at September 30, 2009.

10.	Stockholders’ Equity

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 and the changes during the nine months ended September 30, 2009 are as follows:

		Other
	December 31,	Comprehensive	September 30,
	2008	Income (Loss)	2009
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$(15,183)	$12,185	$(2,998)
Net actuarial gain (loss) on pension plans and other postretirement benefits	(4,851)	126	(4,725)
Prior service cost on pension plans and other postretirement benefits	(269)	20	(249)
Accumulated other comprehensive loss	$(20,303)	$12,331	$(7,972)

Issuance of Common stock:

During the nine months ended September 30, 2009, the Company completed the sale of 8.3 million shares of its common stock through a public offering at a price of $11.50 per share.  The net proceeds received increased stockholders’ equity by $90.5 million for the nine months ended September 30, 2009, and increased the ratio of tangible common equity to tangible assets to 7.93% at September 30, 2009.  On October 1, 2009, the underwriters’ exercised their over-allotment, resulting in the issuance of an additional 1.0 million shares of common stock, with the Company receiving net proceeds of $11.1 million.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

11.	Regulatory Capital

Under Office of Thrift Supervision (“OTS”) capital regulations, the Bank is required to comply with each of three separate capital adequacy standards.  At September 30, 2009, the Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations.  Set forth below is a summary of the Bank’s compliance with OTS capital standards as of September 30, 2009:

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$348,181	8.55%
Requirement	61,097	1.50
Excess	287,084	7.05

Leverage and Core Capital:
Capital level	$348,181	8.55%
Requirement	122,194	3.00
Excess	225,987	5.55

Risk-Based Capital:
Capital level	$366,759	12.97%
Requirement	226,237	8.00
Excess	140,522	4.97

12.	Subsequent Events

The Company has evaluated subsequent events through November 9, 2009, the date financial statements were filed with the SEC.  Other than, as noted below, the issuance of common shares on October 1, 2009 and the redemption of preferred shares on October 28, 2009, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On September 22, 2009, the Company completed the sale of 8.3 million shares of its common stock through a public offering at a price of $11.50 per share.  The net proceeds received increased stockholders’ equity by $90.5 million.  On October 1, 2009, the underwriters’ exercised their over-allotment, resulting in the issuance of an additional 1.0 million shares of common stock, with the Company receiving an additional $11.1 million in net proceeds, bringing the total increase in stockholders’ equity from the sale of stock to $101.6 million.

In December 2008, under the U.S. Treasury’s Capital Purchase Program (“CPP”), the Company issued to the U.S. Treasury for aggregate consideration of $70.0 million (i) 70,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (“Series B Preferred Stock”) with a liquidation preference of $1,000 per share, and (ii) a warrant (“Warrant”) to purchase up to 751,611 of the Company’s common stock, at an initial price of $13.97 per share.  As described in Note 10 – the Company raised $90.5 million in a public offering during the third quarter of 2009.  The Company previously announced its intention to use a portion of the proceeds from the public offering to redeem the 70,000 preferred shares and Warrant issued to the U.S. Treasury.  On October 28, 2009, the Company redeemed the 70,000 preferred shares.  On October 25, 2009, the Company notified the U.S. Treasury of the public offering of common stock, which is a Qualified Equity Offering (“QEO”) as defined in the securities purchase agreement (“SPA”) between the Company and the U.S. Treasury.  In accordance with the terms of the SPA and the Warrant, the completion of a QEO, after certification by the U.S. Treasury, results in one-half of the Warrant being retired without compensation to the U.S. Treasury.  On October 26, 2009, the U.S. Treasury notified the Company that the QEO had been certified, and one-half of the Warrant was retired. The Company is currently negotiating with the U.S. Treasury to repurchase the remaining half of the Warrant still outstanding.  There can be no assurance that an acceptable price for repurchasing the remaining half of the Warrant can be negotiated.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.	New Authoritative Accounting Pronouncements

As discussed in Note 1 – Basis of presentation, FASB ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in this 10-Q now refer to the relevant ASC Topic.

In December 2007, the FASB issued new authoritative accounting guidance under ASC Topic 805 “Business Combinations.” This ASC Topic requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The ASC Topic defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This ASC Topic (1) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions:  (2) requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition:  (3) requires that an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of an asset or liability as provided in this ASC Topic: and (4) provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination.  The adoption of the provisions of ASC Topic 805 was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. Adoption of the new guidance did not have a material effect on the Company’s results of operations or financial condition.

In December 2007, the FASB issued new authoritative accounting guidance under ASC Topic 810 “Consolidation.” This ASC Topic requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This ASC Topic also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  The ASC Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of ASC Topic 810 did not have a material effect on the Company’s results of operations or financial condition.

In March 2008, the FASB issued an update to the authoritative accounting guidance under ASC Topic 815 “Derivatives and Hedging.”  The update requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under this ASC Topic and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This update is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of this update did not have a material impact on the Company’s results of operations or financial condition.

In June 2008, the FASB issued an update to the authoritative accounting guidance under ASC Topic 260 “Earnings Per Share.”  This update addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The update concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities under this update. This update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this ASC Topic. Early application is not permitted. Adoption of this ASC Topic did not have a material impact on the Company’s computation of EPS.

In October 2008, the FASB issued an update to the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.” This update describes a market that is not active and provides an example to

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The update permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. This update was effective upon issuance. Adoption of this update did not have a material impact on the Company’s results of operations or financial condition.

In December 2008, the FASB issued an update to the authoritative accounting guidance under ASC Topic 715 “Compensation – Retirement Benefits.” The update provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The update clarifies that the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The update also expands the disclosures related to these objectives. The disclosures about plan assets required by this update are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this update are not required for earlier periods that are presented for comparative purposes, although application of the provisions of the update to prior periods is permitted. Early adoption is not permitted.  Adoption of the update is not expected to have a material impact on the Company’s results of operations or financial condition.

In January 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 325 “Investments – Other.” This update aligns impairment guidance with that in ASC Topic 320 “Investments – Debt and Equity Securities” and related implementation guidance. The update was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of the update did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 320 “Investments – Debt and Equity Securities.”  The update amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The update replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The update requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this update, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. See Note No. 4 of Notes to Consolidated Financial Statements “Securities Available for Sale.”

In April 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.” The update provides additional guidance for estimating fair value in accordance with previous guidance under ASC Topic 820, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets and liabilities). The update also includes guidance on identifying circumstances that indicate a transaction is not orderly. The update also requires disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009.  Adoption of the update did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 825 “Financial Instruments.” The update requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The update is effective for interim and annual

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. An entity may have adopted this update early only if it also elected to adopt the update to ASC Topic 820 early. Adoption of this update did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued new authoritative accounting guidance under ASC Topic 855 “Subsequent Events.”  This ASC Topic establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The ASC Topic establishes principles and requirements for subsequent events.    The ASC Topic is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this ASC Topic did not have a material impact on the Company’s results of operations or financial condition. See Note No. 12 of  Notes to Consolidated Financial Statements “Subsequent Events.”

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which is yet to be codified.  The statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The statement modifies the financial-components approach used in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asst. The statement also removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), to qualifying special-purpose entities. The statement is effective for the first annual reporting period beginning after November 15, 2009, and for interim reporting periods within that first annual reporting period. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 ( R ),” which is yet to be codified.  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The statement is effective for the first annual reporting period beginning after November 15, 2009, and for interim reporting periods within that first annual reporting period. Adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In August 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.”  This Update provides amendments to Subtopic 820-10 “Fair Value Measurements and Disclosures—Overall,” for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of an identical liability when traded as an asset, and or, quoted prices for similar liabilities or similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principals of ASC Topic 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The update is effective for interim and annual reporting periods beginning after issuance.  Adoption of the update did not have a material impact on the Company’s results of operations or financial condition.

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

Executive Summary

We are a Delaware corporation organized in May 1994 to serve as the holding company for the Savings Bank, a federally chartered, Federal Deposit Insurance Corporation (“FDIC”) insured savings institution, originally organized in 1929. Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol “FFIC.” The Savings Bank is a community oriented savings institution offering a wide variety of financial services to meet the needs of the businesses and consumers in the communities it serves. The Savings Bank conducts its business through fifteen banking offices located in Queens, Brooklyn, Manhattan and Nassau County, and its Internet banking division, “iGObanking.com®.” During 2007, the Savings Bank formed a wholly-owned subsidiary, Flushing Commercial Bank, for the limited purpose of accepting municipal deposits and state funds in the State of New York.

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

We carry a portion of our financial assets and financial liabilities at fair value.  Valuing financial assets and financial liabilities at fair value can at times have a significant impact on our financial statements, as changes in fair value of financial assets and financial liabilities are reflected in non-interest income on our Consolidated Statements of Income and Comprehensive Income.  During the three months ended September 30, 2009, we recorded a $1.0 million net gain from financial assets and financial liabilities carried at fair value, a $19.6 million decrease from the $20.6 million net gain for the three months ended September 30, 2008.  The net gain recorded for the three months ended September 30, 2008 was primarily due to higher interest rates being required in the market of new issuances of trust preferred stocks and their related junior subordinated debentures.  The Company issued junior subordinated debentures in 2007 with a face amount of $61.9 million that are carried at fair value.  As a result of widening spreads on new issuances, we recorded a gain during the three months ended September 30, 2008 on our junior subordinated debentures.

We recorded a provision for loan losses of $5.0 million during the three months ended September 30, 2009, which reduced diluted earnings per common share, on an after-tax basis, by $0.13. During the quarter ended September 30, 2009, we recorded net loan charge-offs totaling $0.8 million while at the same time non-performing loans increased $20.5 million to $81.4 million at September 30, 2009 from $60.9 million at June 30, 2009.  Non-performing loans increased $41.4 million as compared to December 31, 2008. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. At times, the Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

The majority of our non-performing loans consists of mortgage loans collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss, and are located in the New York City metropolitan market. The Bank continues to apply conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%.  However, given the increase in non-performing loans and current economic uncertainties, management, as a result of the regular analysis of the adequacy of the allowance for loan losses deemed it necessary to record the above mentioned additional provision for possible loan losses. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net income for the three months ended September 30, 2009 was $8.1 million, an increase of $6.0 million, from the $2.1 million earned during the three months ended September 30, 2008. Diluted earnings per common share for the three months ended September 30, 2009 was $0.33, an increase of $0.23, from the $0.10 earned in the comparable quarter a year ago.

This continues to be an extremely difficult time for the banking industry and the economy as a whole. We have been facing difficult challenges, and expect to continue to do so in the future. Despite the turmoil in the markets, the net interest margin for the three months ended September 30, 2009 improved over the prior year comparable period by 40 basis points to 3.00%. This resulted in a $6.9 million increase in net interest income for the three months ended September 30, 2009 to $29.1 million from $22.1 million for the comparable prior year period.

At September 30, 2009, total assets were $4,176.8 million, an increase of $227.3 million, or 5.8%, from $3,949.5 million at December 31, 2008. Total loans, net increased $198.9 million, or 6.7%, during the nine months ended September 30, 2009 to $3,159.6 million from $2,960.7 million at December 31, 2008. Loan originations and purchases were $388.9 million for the nine months ended September 30, 2009, a decrease of $140.1 million from $529.0 million for the nine months ended September 30, 2008, as loan demand has declined due to the current economic environment. At September 30, 2009, loan applications in process totaled $183.6 million, compared to $274.1 million at September 30, 2008 and $185.4 million at December 31, 2008. During the nine months ended September 30, 2009, cash and due from banks increased $94.2 million to $124.6 million from $30.4 million at December 31, 2008.  The increase is primarily due to $90.5 million received from the issuance of 8.3 million shares of Flushing Financial Corporation common stock through a public offering completed in September.

During the nine months ended September 30, 2009, mortgage-backed securities decreased $27.0 million to $647.7 million, while other securities decreased $33.2 million to $39.3 million. During the nine months ended September 30, 2009, there were purchases and sales of mortgage-backed securities of $119.2 million and $38.2 million, respectively. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Total liabilities were $3,760.1 million at September 30, 2009, an increase of $112.1 million, or 3.1%, from December 31, 2008. During the nine months ended September 30, 2009, due to depositors increased $229.2 million to $2,666.8 million, as a result of an increase of $247.5 million in core deposits and a decline of $18.3 million in certificates of deposit. Borrowed funds decreased $112.0 million as loan growth was more than funded by deposit growth. In addition, mortgagors’ escrow deposits decreased $0.4 million during the nine months ended September 30, 2009.

During the third quarter of 2009, we completed the sale of 8.3 million shares of our common stock through a public offering at a price of $11.50 per share.  The net proceeds received increased our capital by $90.5 million for the third quarter of 2009, and increased our ratio of tangible common equity to tangible assets to 7.93% at September 30, 2009. We received strong institutional and retail demand for our stock, and on October 1, 2009 issued an additional 1.0 million common shares to cover underwriters’ over-allotments.  Total net proceeds received from the public offering, including over-allotments and deducting underwriting discounts and offering expenses, was $101.6 million.  We used part of this additional capital to repurchase the preferred stock issued to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  The additional capital also places us in a strong position to take advantage of growth opportunities in our market.

At September 30, 2009, we continue to be well-capitalized under regulatory requirements, with tangible and risk-weighted capital ratios of 8.55% and 12.97%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

General.  Net income increased $6.0 million, to $8.1 million for the three months ended September 30, 2009 from $2.1 million for the three months ended September 30, 2008. Diluted earnings per common share were $0.33, an increase of $0.23, from $0.10 for the three months ended September 30, 2008. The return on average assets was 0.8% for the three months ended September 30, 2009, as compared to 0.2% for the three months ended September 30, 2008, while the return on average equity was 10.1% for the three months ended September 30, 2009 as compared to 3.7% for the three months ended September 30, 2008.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.  Total interest and dividend income increased $3.0 million, or 5.6%, to $57.2 million for the three months ended September 30, 2009 from $54.2 million for the three months ended September 30, 2008. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $472.5 million to $3,882.0 million, partially offset by a 46 basis point reduction in the yield of interest-earning assets to 5.90% for the three months ended September 30, 2009 from 6.36% for the quarter ended September 30, 2008. The decline in the yield of interest-earning assets was primarily due to a 41 basis point reduction in the yield of the loan portfolio combined with a $210.7 million increase in the average balance of the lower yielding securities portfolio, which has a lower yield than the average yield of total interest-earning assets.  The 41 basis point reduction in the yield of the loan portfolio to 6.22% for the quarter ended September 30, 2009 from 6.63% for the quarter ended September 30, 2008 was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have declined, and an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio declined 36 basis points to 6.28% for the three months ended September 30, 2009 from 6.64% for the three months ended September 30, 2008.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 26 basis points to 6.24% for the three months ended September 30, 2009 from 6.50% for the three months ended September 30, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $240.1 million in the average balance of the loan portfolio to $3,120.5 million for the three months ended September 30, 2009.

Interest Expense.  Interest expense decreased $3.9 million, or 12.2%, to $28.2 million for the three months ended September 30, 2009 from $32.1 million for the three months ended September 30, 2008. The decrease in interest expense is attributed to an 82 basis point decline in the cost of interest-bearing liabilities to 3.10% for the three months ended September 30, 2009 from 3.92% for the three months ended September 30, 2008.  The decline in the cost of interest-bearing liabilities was partially offset by a $362.3 million increase in the average balance of interest-bearing liabilities to $3,635.2 million for the three months ended September 30, 2009 from $3,272.9 million for the three months ended September 30, 2008.

The decrease in the cost of interest-bearing liabilities is primarily attributable to the Federal Open Market Committee (“FOMC”) lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during 2009. This has allowed the Bank to reduce the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 83 basis points, 158 basis points, 82 basis points and 109 basis points respectively, for the quarter ended September 30, 2009 compared to the same period in 2008.  The cost of due to depositors was also reduced due to the Bank’s focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $315.6 million for the quarter ended September 30, 2009 compared to the same period in 2008, while the average balance of higher-costing certificates of deposits increased $116.4 million for the quarter ended September 30, 2009 compared to the comparable period in 2008.  This resulted in a decrease in the cost of due to depositors of 106 basis points to 2.50% for the quarter ended September 30, 2009 from 3.56% for the quarter ended September 30, 2008. The increase in deposits allowed the Bank to reduce its reliance on borrowed funds, as the average balance of borrowed funds declined $70.8 million to $1,042.0 million for the quarter ended September 30, 2009 from $1,112.8 million for the quarter ended September 30, 2008, with the cost of borrowed funds decreasing five basis points to 4.66% for the quarter ended September 30, 2009 from 4.71% for the quarter ended September 30, 2008.

Net Interest Income.  For the three months ended September 30, 2009, net interest income was $29.1 million, an increase of $6.9 million, or 31.4%, from $22.1 million for the three months ended September 30, 2008. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $472.5 million, to $3,882.0 million for the quarter ended September 30, 2009, combined with an increase in the net interest spread of 36 basis points to 2.80% for the quarter ended September 30, 2009 from 2.44% for the comparable period in 2008. The yield on interest-earning assets decreased 46 basis points to 5.90% for the three months ended September 30, 2009 from 6.36% in the three months ended September 30, 2008. However, this was more than offset by a decline in the cost of funds of 82 basis points to 3.10% for the three months ended September 30, 2009 from 3.92% for the comparable prior year period. The net interest margin improved 40 basis points to 3.00% for the three months ended September 30, 2009 from 2.60% for the three months ended September 30, 2008. Excluding prepayment penalty income, the net interest margin would have been 2.97% and 2.48% for the three month periods ended September 30, 2009 and 2008, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2009 was $5.0 million compared to $3.0 million recorded in the quarter ended September 30, 2008. The provision for loan losses recorded for the three months ended September 30, 2009 was primarily due to an increase in non-performing loans.  This increase in non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market. Prior to 2009, the Bank had recorded minimal losses on mortgage loans. The Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and the current economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the third quarter of 2009.

We have not been directly affected by defaults on sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages.   However, we saw a $41.4 million increase in non-performing loans to $81.4 million at September 30, 2009 from December 31, 2008.  We had net charge-offs of $0.8 million for the three months ended September 30, 2009, compared to $0.4 million for the comparable period in 2008. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended September 30, 2009 was $4.6 million, an increase of $7.2 million from the three months ended September 30, 2008.  The net gain recorded from financial assets and financial liabilities carried at fair value decreased $19.6 million to a net gain of $1.0 million for the three months ended September 30, 2009 compared to a net gain of $20.6 million for the three months ended September 30, 2008. The three months ended September 30, 2009 included a $26.3 million other-than-temporary impairment charge on the Company’s investments in Freddie Mac and Fannie Mae preferred stocks.

Non-Interest Expense. Non-interest expense was $15.3 million for the three months ended September 30, 2009, an increase of $1.7 million, or 12.6%, from $13.6 million for the three months ended September 30, 2008. Employee salary and benefits increased $0.6 million, which is primarily attributed to the growth of the Bank, including one new branch and the expansion of the collections department, and increased costs for postretirement benefits. FDIC insurance increased $0.8 million compared to the comparable prior year period, as the FDIC raised the deposit insurance premiums during 2009.  Other operating expense increased $0.4 million primarily due an increase in foreclosure expense as non-performing loans have increased from the prior year period. The efficiency ratio was 48.5% and 54.7% for the three months ended, September 30, 2009 and 2008, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $10.4 million to $13.3 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $4.5 million, to $5.2 million, for the three months ended September 30, 2009 as compared to $0.7 million for the three months ended September 30, 2008. This increase was primarily due to the increase in pre-tax income for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, combined with a higher effective tax rate. The effective tax rate was 39.0% and 25.3% for the three-month periods ended September 30, 2009 and 2008, respectively.   The tax rate was lower for the three months ended September 30, 2008 due to the increased impact tax preference items, including income earned on BOLI and dividend income, had on the lower level of income earned for the three months ended September 30, 2008 as compared to the comparable period in 2009.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

General. Net income increased $3.8 million, or 24.1%, to $19.6 million for the nine months ended September 30, 2009 from $15.8 million for the nine months ended September 30, 2008. Diluted earnings per common share was $0.80, an increase of $0.02, or 2.6%, for the nine months ended September 30, 2009 from $0.78 for the nine months ended September 30, 2008. The return on average assets was 0.64% for the nine months ended September 30, 2009, as compared to 0.60% for the nine months ended September 30, 2008, while the return on average equity was 8.41% for the nine months ended September 30, 2009, as compared to 9.04% for the nine months ended September 30, 2008.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.  Total interest and dividend income increased $11.6 million, or 7.2%, to $172.6 million for the nine months ended September 30, 2009 from $161.0 million for the nine months ended September 30, 2008. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $555.7 million to $3,867.2 million, partially offset by a 53 basis point decline in the yield of interest-earning assets to 5.95% for the nine months ended September 30, 2009 from 6.48% for the nine months ended September 30, 2008. The decline in the yield of interest-earning assets was primarily due to a 42 basis point reduction in the yield of the loan portfolio combined with a $315.5 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 42 basis point reduction in the yield of the loan portfolio to 6.32% for the nine months ended September 30, 2009 from 6.74% for the nine months ended September 30, 2008 was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have continued to decline, and an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio declined 36 basis points to 6.38% for the nine months ended September 30, 2009 from 6.74% for the nine months ended September 30, 2008.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 26 basis points to 6.34% for the nine months ended September 30, 2009 from 6.60% for the nine months ended September 30, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $240.1 million in the average balance of the loan portfolio to $3,053.2 million for the nine months ended September 30, 2009.

Interest Expense.  Interest expense decreased $7.5 million, or 7.8%, to $88.5 million for the nine months ended September 30, 2009 from $96.1 million for the nine months ended September 30, 2008. The decrease in interest expense is attributed to an 80 basis point decline in the cost of interest-bearing liabilities to 3.24% for the nine months ended September 30, 2009 from 4.04% for the nine months ended September 30, 2008. The decline in the cost of interest-bearing liabilities was partially offset by a $466.9 million increase in the average balance of interest-bearing liabilities to $3,639.6 million for the nine months ended September 30, 2009 from $3,172.7 million for the nine months ended September 30, 2008. The decrease in the cost of interest-bearing liabilities is primarily attributed to the FOMC lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the nine months ended September 30, 2009. This has allowed the Bank to reduce the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 88 basis points, 159 basis points, 77 basis points and 83 basis points, respectively, for the nine months ended September 30, 2009 compared to the same period in 2008.  The cost of due to depositors was also reduced due to the Bank’s focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $299.3 million for the nine months ended September 30, 2009 compared to the same period in 2008, while the average balance of higher-costing certificates of deposits increased $217.7 million for the nine months ended September 30, 2009 compared to the comparable period in 2008. This resulted in a decrease in the cost of due to depositors of 103 basis points to 2.71% for the nine months ended September 30, 2009 from 3.74% for the nine months ended September 30, 2008. The increase in deposits allowed the Bank to reduce its reliance on borrowed funds, as the average balance of borrowed funds declined $51.6 million to $1,057.9 million for the nine months ended September 30, 2009 from $1,109.5 million for the nine months ended September 30, 2008, with the cost of borrowed funds decreasing seven basis points to 4.63% for the nine months ended September 30, 2009 from 4.70% for the nine months ended September 30, 2008.

Net Interest Income.  For the nine months ended September 30, 2009, net interest income was $84.0 million, an increase of $19.1 million, or 29.4%, from $64.9 million for the nine months ended September 30, 2008. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $555.7 million, to $3,867.2 million for the nine months ended September 30, 2009, combined with an increase in the net interest spread of 27 basis points to 2.71% for the nine months ended September 30, 2009 from 2.44% for the comparable period in 2008.  The yield on interest-earning assets decreased 53 basis points to 5.95% for the nine months ended September 30, 2009 from 6.48% for the nine months ended September 30, 2008. However, this was more than offset by a decline in the cost of funds of 80 basis points to 3.24% for the nine months ended September 30, 2009 from 4.04% for the comparable prior year period. The net interest margin improved 29 basis points to 2.90% for the nine months ended September 30, 2009 from 2.61% for the nine months ended September 30, 2008. Excluding prepayment penalty income, the net interest margin would have been 2.86% and 2.50% for the nine month periods

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ended September 30, 2009 and 2008, respectively.

Provision for Loan Losses.  A provision for loan losses of $14.5 million was recorded for the nine months ended September 30, 2009 compared to $3.6 million recorded in the nine months ended September 30, 2008. The provision for loan losses recorded in 2009 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in 2009.  This increase in non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Prior to 2009, the Bank had recorded minimal losses on mortgage loans. The Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans, the current economic uncertainties, and the charge-offs recorded during 2009, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the nine months ended 2009.

We have not been directly affected by defaults on sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages.   However, we saw a $41.4 million increase in non-performing loans to $81.4 million at September 30, 2009 from December 31, 2008.  We had net charge-offs of $7.0 million for the nine months ended September 30, 2009, compared to $0.7 million for the comparable period in 2008. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income increased $7.5 million for the nine months ended September 30, 2009 to $11.6 million, as compared to $4.1 million for the nine months ended September 30, 2008. The net gain recorded from financial assets and financial liabilities carried at fair value decreased $14.6 million to a net gain of $4.0 million for the nine months ended September 30, 2009 compared to a net gain of $18.6 million for the nine months ended September 30, 2008. The $14.6 million decline in fair value was more than offset by a $25.2 million decline in other-than-temporary impairment charges recorded in the nine month period ended September 30, 2009, as a  $1.1 million other-than-temporary impairment charge was recorded on a collateralized mortgage obligation for the nine months ended September 30, 2009 as compared to a $26.3 million other-than-temporary impairment charge of the Company’s investments in Freddie Mac and Fannie Mae preferred stocks recorded in the comparable period in 2008. The nine months ended September 30, 2008 also included income of $2.4 million representing a partial recovery of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement.

Non-Interest Expense.  Non-interest expense was $49.0 million for the nine months ended September 30, 2009, an increase of $7.9 million, or 19.2%, from $41.2 million for the nine months ended September 30, 2008. Employee salary and benefits increased $2.2 million, which is primarily attributed to the growth of the Bank, including one new branch and the expansion of the collections department, and increased costs for postretirement benefits. Occupancy and equipment, professional services, and data processing increased $0.1 million, $0.3 million and $0.3 million, respectively, primarily due to the growth of the Bank.  Other operating expense increased $0.4 million primarily due an increase in foreclosure expense as non-performing loans have increased from the prior year period. FDIC insurance increased $4.4 million compared to the comparable prior year period, as the FDIC raised the deposit insurance premiums during 2009, and a $2.0 million special assessment was levied during the three months ended June 30, 2009 by the FDIC to partially replenish the deposit insurance fund.  The efficiency ratio was 53.4% and 55.7% for the nine month periods ended September 30, 2009 and 2008, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $7.9 million, or 32.5%, to $32.1 million for the nine months ended September 30, 2009 from $24.2 million for the nine months ended September 30, 2008, for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $4.0 million, to $12.5 million, for the nine months ended September 30, 2009 as compared to $8.5 million for the nine months ended September 30, 2008. This increase was primarily due to the increase in pre-tax income for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, combined with a higher effective tax rate. The effective tax rate was 39.0% and 34.9% for the nine month periods ended September 30, 2009 and 2008, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets.  At September 30, 2009, total assets were $4,176.8 million, an increase of $227.3 million, or 5.8%, from $3,949.5 million at December 31, 2008. Total loans, net increased $198.9 million, or 6.7%, during the nine months ended September 30, 2009 to $3,159.6 million from $2,960.7 million at December 31, 2008. Loan originations and purchases were $388.9 million for the nine months ended September 30, 2009, a decrease of $140.1 million from $529.0 million for the nine months ended September 30, 2008, as loan demand has declined due to the current economic environment. At September 30, 2009, loan applications in process totaled $183.6 million, compared to $274.1 million at September 30, 2008 and $185.4 million at December 31, 2008. The following table shows loan originations and purchases for the periods indicated:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008
Multi-family residential	$73,495	$42,098	$166,026	$118,067
Commercial real estate(1)	20,880	29,881	69,525	122,792
One-to-four family – mixed-use property	11,694	33,922	25,467	105,824
One-to-four family – residential(2)	17,749	15,229	39,978	109,074
Construction	5,404	6,801	15,420	24,909
Small Business Administration(3)	702	1,618	1,983	8,448
Taxi Medallion(4)	4,256	875	42,418	4,031
Commercial business and other loans	10,122	11,517	28,071	35,885
Total	$144,302	$141,941	$388,888	$529,030

(1)	Includes purchases of $2.9 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Includes purchases of $62.3 million for the nine months ended September 30, 2008.
(3)	Includes purchases of $0.4 million for the nine months ended September 30, 2008.
(4)	Includes purchases of $0.5 million and $29.7 million for the three and nine months ended September 30, 2009, respectively.

As the Bank continues to increase its loan portfolio, management continues to adhere to the Bank’s conservative underwriting standards. Non-accrual loans and charge-offs from impaired loans have increased, primarily due to the current economic environment. The Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans. The Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Bank’s non-performing assets were $82.8 million at September 30, 2009 an increase of $21.2 million from $61.5 million at June 30, 2009, and an increase of $42.1 million from $40.7 million at December 31, 2008. Total non-performing assets as a percentage of total assets were 1.98% at September 30, 2009 compared to 1.51% at June 30, 2009 and 1.03% as of December 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 22% at September 30, 2009, compared to 24% at June 30, 2009 and 28% at December 31, 2008. See –“NON-PERFORMING ASSETS.”

During the nine months ended September 30, 2009, cash and due from banks increased $94.2 million to $124.6 million from $30.4 million at December 31, 2008.  The increase is primarily due to $90.5 million received from the issuance of 8.3 million shares of our common stock through a public offering completed in September.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the nine months ended September 30, 2009, mortgage-backed securities decreased $27.0 million to $647.7 million, while other securities decreased $33.2 million to $39.3 million. During the nine months ended September 30, 2009, there were purchases and sales of mortgage-backed securities of $119.2 million and $38.2 million, respectively. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.

Liabilities.  Total liabilities were $3,760.1 million at September 30, 2009, an increase of $112.1 million, or 3.1%, from December 31, 2008. During the nine months ended September 30, 2009, due to depositors increased $229.2 million to $2,666.8 million, as a result of an increase of $247.5 million in core deposits and a decline of $18.3 million in certificates of deposit. Borrowed funds decreased $112.0 million as loan growth was more than funded by deposit growth.

Equity. Total stockholders’ equity increased $115.2 million, or 38.2%, to $416.7 million at September 30, 2009 from $301.5 million at December 31, 2008. The increase is primarily due to $90.5 million in additional capital received from the issuance of 8.3 million shares of our common stock through a public offering completed in September. (On October 1, 2009, the underwriters’ exercised their over-allotment, resulting in the issuance of an additional 1.0 million of shares of common stock being issued, and we received net proceeds of $11.1 million.) This was combined with net income of $19.6 million and an increase in other comprehensive income of $12.3 million for the nine months ended September 30, 2009. The increase in other comprehensive income was primarily attributed to an increase in the market value of securities held in the available for sale portfolio. These increases were partially offset by the declaration and payment of dividends on our common stock and preferred stock of $8.1 million and $2.3 million, respectively. The exercise of stock options increased stockholders’ equity by $0.6 million, including the income tax benefit realized by us upon the exercise of options. Book value per common share was $11.51 at September 30, 2009, compared to $10.70 at December 31, 2008 and $10.74 at September 30, 2008. Tangible book value per common share was $10.95 at September 30, 2009, compared to $9.92 at December 31, 2008 and $9.95 at September 30, 2008.

We did not repurchase any shares during the quarter ended September 30, 2009 under our current stock repurchase program. At September 30, 2009, 362,050 shares remain to be repurchased under the current stock repurchase program. As a condition of our participation in the U.S. Treasury’s Capital Purchase Program, common shares may not be purchased for three years from the date of our participation without approval of the U.S. Treasury unless the preferred shares are redeemed or transferred to a third party. As of the date of this Quarterly Report, we had not requested approval from the U.S. Treasury to repurchase common shares.

Cash flow.  During the nine months ended September 30, 2009, funds provided by our operating activities amounted to $29.7 million. These funds, together with $198.5 million provided by financing activities, were utilized to fund net investing activities of $134.0 million. Our primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the nine months ended September 30, 2009, the net total of loan originations and purchases less loan repayments and sales was $216.0 million. During the nine months ended September 30, 2009, we also funded $130.7 million in purchases of securities available for sale.  Funds were primarily provided by increases of $228.5 million in customer deposits and $211.6 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  Additional funds of $90.5 million were provided from the issuance of 8.3 million shares of our common stock, and $0.6 million were provided through the exercise of stock options. We also used funds of $105.1 million to reduce borrowings and $10.4 million for dividend payments during the nine months ended September 30, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

INTEREST RATE RISK

The consolidated statements of financial position have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates.  Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates.  As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets, which could adversely affect the Company’s results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in our stockholders’ equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2009.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At September 30, 2009, we were within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents our interest rate shock as of September 30, 2009:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-3.32%	7.01%	14.27%
-100 Basis points	-1.34	5.13	14.20
Base interest rate	0.00	0.00	13.72
+100 Basis points	-1.91	-7.21	12.97
+200 Basis points	-5.57	-15.59	12.07

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended September 30, 2009 and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2009				2008
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,982,356	$46,807	6.28%		$2,785,271	$46,244	6.64%
Other loans, net (1)	138,193	1,711	4.95		95,224	1,522	6.39
Total loans, net	3,120,549	48,518	6.22		2,880,495	47,766	6.63
Mortgage-backed securities	680,740	8,160	4.79		420,062	5,487	5.22
Other securities	46,038	531	4.61		96,000	894	3.73
Total securities	726,778	8,691	4.78		516,062	6,381	4.95
Interest-earning deposits and federal funds sold	34,654	14	0.16		12,879	57	1.77
Total interest-earning assets	3,881,981	57,223	5.90		3,409,436	54,204	6.36
Other assets	185,848				183,692
Total assets	$4,067,829				$3,593,128

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$443,928	1,386	1.25		$373,105	1,931	2.07
NOW accounts	380,265	1,470	1.55		173,914	1,147	2.64
Money market accounts	341,258	1,247	1.46		302,878	2,303	3.04
Certificate of deposit accounts	1,395,327	11,904	3.41		1,278,946	13,563	4.24
Total due to depositors	2,560,778	16,007	2.50		2,128,843	18,944	3.56
Mortgagors' escrow accounts	32,454	17	0.21		31,236	18	0.23
Total deposits	2,593,232	16,024	2.47		2,160,079	18,962	3.51
Borrowed funds	1,041,987	12,127	4.66		1,112,831	13,112	4.71
Total interest-bearing liabilities	3,635,219	28,151	3.10		3,272,910	32,074	3.92
Non interest-bearing deposits	81,803				69,407
Other liabilities	28,509				20,628
Total liabilities	3,745,531				3,362,945
Equity	322,298				230,183
Total liabilities and equity	$4,067,829				$3,593,128

Net interest income /net interest rate spread		$29,072	2.80%			$22,130	2.44%

Net interest-earning assets /net interest margin	$246,762		3.00%		$136,526		2.60%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.04	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.1 million and $0.8 million for the three-month periods ended September 30, 2009 and 2008, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES  (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the nine-month periods ended September 30, 2009 and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2009				2008
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,925,164	$140,059	6.38%		$2,699,362	$136,498	6.74%
Other loans, net (1)	128,080	4,686	4.88		113,737	5,745	6.73
Total loans, net	3,053,244	144,745	6.32		2,813,099	142,243	6.74
Mortgage-backed securities	705,995	25,744	4.86		383,540	14,887	5.18
Other securities	60,177	2,034	4.51		84,364	3,330	5.26
Total securities	766,172	27,778	4.83		467,904	18,217	5.19
Interest-earning deposits and federal funds sold	47,748	71	0.20		30,486	533	2.33
Total interest-earning assets	3,867,164	172,594	5.95		3,311,489	160,993	6.48
Other assets	183,866				187,637
Total assets	$4,051,030				$3,499,126

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$418,022	4,396	1.40		$369,422	6,017	2.17
NOW accounts	356,241	4,407	1.65		120,767	2,247	2.48
Money market accounts	320,571	4,046	1.68		305,382	7,496	3.27
Certificate of deposit accounts	1,451,215	38,880	3.57		1,233,553	41,138	4.45
Total due to depositors	2,546,049	51,729	2.71		2,029,124	56,898	3.74
Mortgagors' escrow accounts	35,642	51	0.19		34,143	52	0.20
Total deposits	2,581,691	51,780	2.67		2,063,267	56,950	3.68
Borrowed funds	1,057,891	36,765	4.63		1,109,452	39,105	4.70
Total interest-bearing liabilities	3,639,582	88,545	3.24		3,172,719	96,055	4.04
Non interest-bearing deposits	73,486				73,125
Other liabilities	27,352				20,507
Total liabilities	3,740,420				3,266,351
Equity	310,610				232,775
Total liabilities and equity	$4,051,030				$3,499,126

Net interest income /net interest rate spread		$84,049	2.71%			$64,938	2.44%

Net interest-earning assets /net interest margin	$227,582		2.90%		$138,770		2.61%

Ratio of interest-earning assets to interest-bearing liabilities			1.06	X			1.04	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.6 million and $2.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

LOANS

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the periods indicated:

	For the nine months ended September 30,
(In thousands)	2009	2008

Mortgage Loans

At beginning of period	$2,852,160	$2,565,700

Mortgage loans originated:
Multi-family residential	166,026	118,067
Commercial real estate	66,608	120,292
One-to-four family – mixed-use property	25,467	105,824
One-to-four family – residential	39,978	45,944
Construction	15,420	24,909
Co-operative apartments	-	800
Total mortgage loans originated	313,499	415,836

Mortgage loans purchased:
Commercial real estate	2,917	2,500
One-to-four family – residential	-	62,330
Total acquired loans	2,917	64,830

Less:
Principal and other reductions	143,559	242,790
Sales	3,046	10,734
At end of period	$3,021,971	$2,792,842

Commercial Business and Other Loans

At beginning of period	$102,409	$128,968

Other loans originated:
Small business administration	1,983	8,025
Taxi Medallion	12,763	3,156
Commercial business	25,056	35,201
Other	3,015	1,559
Total other loans originated	42,817	47,941

Other loans purchased:
Small business administration	-	423
Taxi Medallion	29,655	-
Total other loans purchased	29,655	423

Less:
Principal and other reductions	35,806	77,459
Sales	-	2,988
At end of period	$139,075	$96,885

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS

As we continue to increase our loan portfolio, management continues to adhere to our conservative underwriting standards. Non-accrual loans and charge-offs from impaired loans have increased, primarily due to the current economic environment. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review our delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status.  At times, the Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Bank classifies these loans as “Troubled Debt Restructured.” We have increased staffing that handles the delinquent loans by hiring people experienced in loan workouts. Our non-performing assets were $82.8 million at September 30, 2009, an increase of $21.2 million from $61.5 million at June 30, 2009, and an increase of $42.1 million from $40.7 million at December 31, 2008. Total non-performing assets as a percentage of total assets were 1.98% at September 30, 2009 compared to 1.51% at June 30, 2009, and 1.03% at December 31, 2008. The ratio of allowance for loan losses to total non-performing loans was 22% at June 30, 2009, compared to 24% at June 30, 2009, and 28% at December 31, 2008. The following table shows our non-performing assets at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2009	2009	2008
Loans 90 days or more past due and still accruing:
Commercial real estate	$-	$-	$425
One-to-four family - residential	2,308	1,935	889
Construction	850	-	-
Total	3,158	1,935	1,314

Troubled debt restructured:
Multi-family residential	480	-	-
Commercial real estate	1,445	-	-
One-to-four family - mixed-use property	578	-	-
Total	2,503	-	-

Non-accrual loans:
Multi-family residential	24,963	20,490	12,010
Commercial real estate	18,002	9,180	7,409
One-to-four family - mixed-use property	21,965	19,346	10,639
One-to-four family - residential	3,907	3,042	1,122
Construction	3,049	3,898	4,457
Small business administration	1,147	271	354
Commercial business and other	2,707	2,701	2,667
Total	75,740	58,928	38,658

Total non-performing loans	81,401	60,863	39,972

Other non-performing assets:
Real estate acquired through foreclosure	1,337	509	125
Investment securities	50	172	607
Total	1,387	681	732

Total non-performing assets	$82,788	$61,544	$40,704

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. Specific reserves allocated to impaired loans were $7.5 million and $5.6 million at September 30, 2009 and December 31, 2008, respectively. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. In connection with the determination of the allowance, impaired mortgage loans are reviewed at least quarterly based on the updated cash flows for income producing properties, and at times an updated independent appraisal for significant properties is obtained. Current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics; e.g. multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, levels of charge-offs, and regional economic conditions.  The national and regional economy has generally been considered to be in a recession since December 2007, with the national and regional economy deteriorating further throughout 2008 and the first nine months of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. This deterioration in the economy resulted in an increase in our non-performing loans which totaled $81.4 million and $40.0 million at September 30, 2009 and December 31, 2008, respectively. Our underwriting standards generally require a loan-to-value ratio of 75% or less, and when applicable, a debt coverage ratio of at least 125%, at the time a loan is originated. We have not been affected by the recent increase in defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages.  During the nine months ended September 30, 2009, we recorded $7.0 million in net loan charge-offs.  Net charge-offs include loans that were fully charged-off and impaired mortgage loans that were written down to 90% of the properties’ estimated value.  On a quarterly basis the property value of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balance of impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loan’s updated estimated value is charged-off.  Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties estimated value had declined from when the loan was originated.  We recorded a provision of $14.5 million during the nine months ended September 30, 2009 for possible loan losses primarily due to increases in non-performing loans and charge-offs during 2009. Management has concluded, and the Board of Directors after reviewing management’s conclusion has concurred, that at September 30, 2009, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2009	2008

Balance at beginning of period	$11,028	$6,633

Provision for loan losses	14,500	3,600

Loans charged-off:
Multi-family residential	(1,745)	(367)
Commercial real estate	(116)	-
One-to-four family – mixed-use property	(864)	-
One-to-four family – residential	(56)	-
Co-operative apartments	-	-
Construction	(407)	-
Small Business Administration	(855)	(406)
Commercial business and other loans	(2,963)	(1)
Total loans charged-off	(7,006)	(774)

Recoveries:
Multi-family residential	1	-
Small Business Administration	40	85
Commercial business and other loans	15	-
Total recoveries	56	85
Net charge-offs	(6,950)	(689)
Balance at end of period	$18,578	$9,544

Ratio of net charge-offs during the period to average loans outstanding during the period	0.30%	0.01%
Ratio of allowance for loan losses to gross loans at end of period	0.59%	0.33%
Ratio of allowance for loan losses to non-performing assets at end of period	22.44%	46.61%
Ratio of allowance for loan losses to non-performing loans at end of period	22.82%	51.62%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

CLASSIFIED ASSETS

Our policy is to continuously review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  We classify an asset as Substandard when a well defined weakness is identified that jeopardizes the orderly liquidation of the debt. Loans that are non-accrual are generally classified as Substandard.  We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment.  We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the Bank’s classified assets at September 30, 2009:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total Classified

Loans	$46,183	$90,993	$4,168	$-	$141,344
Investment securities (1)	-	91,817	-	-	91,817
Real estate owned	-	1,337	-	-	1,337
Total	$46,183	$184,147	$4,168	$-	$234,498

(1) Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. These securities have a fair value at September 30, 2009 of $68.1 million. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown on the table above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. At September 30, 2009, the holding company had one mutual fund security classified as Substandard with a market value of $2.5 million, which is not included in the above table.

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

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 20 investment securities as Substandard at September 30, 2009. Our classified investment securities at September 30, 2009 include 15 privately issued collateralized mortgage obligations (“CMO”) rated below investment grade by one or more of the rating agencies; three issues of trust preferred securities, one mutual fund, and our holding of FHLMC preferred stock. The Investment Securities which are classified as Substandard at September 30, 2009 are securities that were triple A rated when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. These securities, with the exception of the FHLMC stock, continue to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment.

We did not have other-than-temporary impairment charges on our security portfolio during the quarter ended September 30, 2009.  We recorded other-than-temporary impairment charges on our security portfolio of $26.3 million during the quarter ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, we recorded $1.1 million and $26.3 million of other-than-temporary impairment charges on our security portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recent Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provides additional restrictions and standards throughout the period during which our obligations under the SPA remained outstanding, including:

•	Limits on compensation incentives for risk taking by senior executive officers;
•	Recovery of any compensation paid based on inaccurate financial information;
•	Prohibition on “Golden Parachute Payments;”
•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;
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

The Stimulus Act required the Secretary of the U.S. Treasury (the “Secretary”) to issue additional regulations governing executive compensation and corporate governance at institutions participating in the CPP, such as us. The Secretary issued the additional regulations on June 15, 2009. We do not believe these regulations will have a significant impact on our operations, particularly as the Company has redeemed the preferred shares sold to the U.S. Treasury under the SPA, thus eliminating for the future substantially all of the restrictions described above.

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

FDIC Recapitalization Plan and Its Impact on the Bank’s Future Deposit Insurance Costs

In October 2008, the FDIC released a five-year recapitalization plan that included a proposal to raise deposit insurance premiums that are charged to financial institutions.  In addition, the FDIC proposed a separate quarterly assessment premium for financial institutions whose ratio of secured borrowings exceeds 15% of their deposits starting in the second quarter of 2009.  The FDIC has finalized this proposal. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC continues to utilize four risk categories, but to determine the initial base assessment rates, the FDIC has: (1) introduced a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combined weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) uses a new uniform amount and pricing multipliers for each method. The FDIC has also introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 was increased to a range of 0.12% to 0.14%, and further increased in the second quarter of 2009 to a range of 0.12% to 0.16%. We saw a further increase in our deposit insurance premium in

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

the second quarter of 2009 since we have seen an increase in our secured liabilities above the threshold level defined by the FDIC. On May 22, 2009, the FDIC adopted a final rule imposing a 0.05% special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. However, this special assessment could not exceed 0.10% of an insured depository institutions deposit assessment base. This special assessment was collected on September 30, 2009. The final rule also provided that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund (“DIF”) is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an additional special assessment may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the corresponding assessment period. The ability of the FDIC Board to assess this type of special assessment expires on December 31, 2009. The Savings Bank was provided a one-time assessment credit of $1.1 million, which was used to offset the FDIC assessment. During 2007, the Savings Bank utilized $1.0 million of this credit to offset the FDIC assessment, and utilized the remaining credit in 2008 to offset its FDIC assessment. The Savings Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

FDIC Proposed Rule to Seek Prepayment of Assessments and an Estimate of Its Impact on the Bank

On September 29, 2009 the Board of Directors of the FDIC proposed to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009.  The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  The proposal is out for comment for 30 days after publication of the proposed rule in the Federal Register.  Under GAAP accounting rules, unlike special assessments, prepaid assessments would not immediately affect our earnings. We would record the entire amount of the prepaid assessment as a prepaid asset as of December 30, 2009, the date, if finalized, the payment would be made.  Then each quarter thereafter, we would record an expense for our regular quarterly assessment and an offsetting credit to the prepaid asset until the asset is exhausted.  Thereafter, quarterly assessments would resume being paid and accounted for in the same manner as we currently do.  If the proposed rule is finalized we estimate that we will record a total prepaid assessment of $16.2 million on December 30, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits.  Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

The risk factors described below should be read carefully in conjunction with the risks factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Current conditions in, and regulation of, the banking industry may have a material adverse effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially.  In addition, the cost and burden of compliance, over time, have significantly increased and could adversely affect our ability to operate profitably.

During 2008 and 2009, there has been unprecedented government intervention in response to the financial crises affecting the banking system and financial markets.  In October 2008, President Bush signed the Emergency Economic Stabilization Act (“EESA”) into law, which granted the U.S. Treasury the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions to stabilize and provide liquidity to the U.S. financial markets (although in November 2008, the U.S. Treasury stated that the government would not use any of the $700 billion that Congress granted under the EESA to purchase troubled assets).  Shortly thereafter, the U.S. Treasury, the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC announced additional steps aimed at stabilizing the financial markets. First, the U.S. Treasury announced the CPP, a $250 billion voluntary capital purchase program under which qualifying financial institutions may sell preferred shares to the Treasury (to be funded from the $700 billion authorized for troubled asset purchases).  Second, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”), which permits the FDIC to (1) guarantee certain newly issued senior unsecured debt issued by participating institutions under the Debt Guarantee Program and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount, under the Transaction Account Guarantee Program. Third, the FRB announced further details of its Commercial Paper Funding Facility (“CPFF”), which provides a broad backstop for the commercial paper market.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

We are currently participating in the CPP and the TLGP, but not the CPFF.  Participation in the CPP and the TLGP may adversely affect our results of operations as a result of dividend payments required by the CPP and higher FDIC assessments payable by participants in the TLGP.  We used the proceeds of the equity offering we completed in September 2009 to repurchase the preferred shares issued to the U.S. Treasury under the CPP, and are currently negotiating to repurchase the Warrant issued to the U.S. Treasury.  The U.S. Treasury may demand a price for repurchase of the Warrant that would impair the amount of capital available to us for our operations.

In February 2009, the U.S. Treasury announced the terms and conditions for the Capital Assistance Program (“CAP”).  The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses and to support lending to creditworthy borrowers.  The CAP consists of two core elements. The first is a forward-looking capital assessment to determine whether any of the major U.S. banking organizations need to establish an additional capital buffer during this period of heightened uncertainty. The second is access for qualifying financial institutions to contingent common equity provided by the U.S. government as a bridge to private capital in the future.  We are not participating in the CAP.

As a complement to the CAP, the FRB and other U.S. federal banking regulators were engaged in a comprehensive capital assessment exercise, the Supervisory Capital Assessment Program (“SCAP”), sometimes referred to as “stress testing,” with each of the 19 largest U.S. bank holding companies.  The federal banking regulators measured how much of an additional capital buffer, if any, each institution would need to establish to ensure that it would have sufficient capital to comfortably exceed minimum regulatory requirements at year-end 2010.  As a result of SCAP, many of the 19 institutions underwent capital raising or restructuring transactions to improve their capital base.

In March 2009, the U.S. Treasury announced guidelines for the “Making Home Affordable” loan modification program. Among other things, this program intends for the U.S. Treasury to partner with financial institutions and investors to reduce certain homeowners’ monthly mortgage payments and provides mortgage holders and servicers financial incentives to modify existing first mortgages of certain qualifying homeowners. Under this program, the U.S. Treasury also shares in certain costs associated with reductions in monthly payment amounts.  We have not participated in the “Making Home Affordable” loan modification program.  If we do participate at some point in the future, among other things, modification of mortgage loans that we hold may result in lower payment obligations for borrowers, which could lead us to experience reduced cash flow.

There can be no assurance as to the actual impact that the foregoing programs or any other governmental program that may be introduced or implemented in the future will have on the financial markets and the economy.  A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, we expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the U.S. Treasury or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

Our participation in the CPP places restrictions on executive compensation

Pursuant to the terms of the SPA, we adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the SPA, including the common stock that may be issued pursuant to the Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in the current year.    We repurchased the Series B Preferred Stock that we issued to the U.S. Treasury under the CPP on October 28, 2009, and are negotiating to repurchase the Warrant that we issued to the U.S. Treasury. .There can be no assurance that we will successfully negotiate to repurchase the Warrant from the U.S. Treasury.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

The potential adoption of significant aspects of the Obama Administration Reform Plan may have a material effect on our operations.

In June 2009, the Obama Administration released a white paper setting forth its comprehensive plan for financial regulatory reform (“Reform Plan”).  The Reform Plan contains a number of recommendations and proposals that are intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Most significantly for us, the Reform Plan contains proposals eliminating the federal thrift charter, which would result in Flushing Savings Bank, FSB becoming a national bank, Flushing Financial Corporation becoming a bank holding company subject to consolidated capital requirements and Bank Holding Company Act activity limitations and potential significant erosion of federal preemption of state law.

Legislation has been introduced in Congress to implement the Reform Plan.  This legislation is in an early stage of consideration in Congress, and at this point in time we cannot determine which provisions of the Reform Plan will result in final legislation.  If the more significant provisions of the Reform Plan become law, our operations could be significantly affected.

The FDIC’s recently adopted restoration plan and the related increased assessment rate schedule may have a material effect on our results of operations.

The FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Beginning with the second quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  The FDIC adopted a final rule in May 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The final rule also allows the FDIC to impose possible additional special assessments of up to five basis points thereafter to maintain public confidence in the Deposit Insurance Fund (“DIF”).  Additionally, on September 29, 2009, the Board of Directors of the FDIC proposed to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  There is no guarantee that the higher premiums and special assessments described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums.  Any such future assessments or increases could have a further material impact on our results of operations.

We may need to recognize other-than-temporary impairment charges in the future.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery.  We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience.  If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

We continue to monitor the fair value of our securities portfolio as part of our ongoing other-than-temporary impairment evaluation process.  There can be no assurance that we will not need to recognize other-than-temporary impairment charges related to securities in the future.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2009:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2009	-	$-	-	362,050
August 1 to August 31, 2009	-	-	-	362,050
September 1 to September 30, 2009	-	-	-	362,050
Total	-	$-	-

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

Flushing Financial Corporation,

Dated: November 9, 2009	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 9, 2009	By: /s/David W. Fry
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