Form 10-K
period 2009-12-31
FLUSHING FINANCIAL CORP
filed 2010-03-15
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-24272

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3209278 (I.R.S. Employer Identification No.)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042
(Address of principal executive offices)

(718) 961-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock $0.01 par value (and associated Preferred Stock Purchase Rights) (Title of each class)	NASDAQ Global Select Market (Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒   No

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $192,090,000.  This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $9.35.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2010 was 31,152,004 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2010 are incorporated herein by reference in Part III.

i

REGULATION

General	31
Holding Company Regulation	32
Investment Powers	33
Real Estate Lending Standards	33
Loans-to-One Borrower Limits	33
Insurance of Accounts	34
Qualified Thrift Lender Test	35
Transactions with Affiliates	36
Restrictions on Dividends and Capital Distributions	36
Federal Home Loan Bank System	36
Assessments	37
Branching	37
Community Reinvestment	37
Brokered Deposits	37
Capital Requirements	37
General	37
Tangible Capital Requirement	38
Leverage and Core Capital Requirement	38
Risk-Based Requirement	38
Federal Reserve System	38
Financial Reporting	39
Standards for Safety and Soundness	39
Gramm-Leach-Bliley Act	39
USA Patriot Act	40
Prompt Corrective Action	40
Emergency Economic Stabilization Act of 2008	40
The American Recovery and Reinvestment Act of 2009	42
Helping Families Save Their Homes Act	43
Federal Securities Laws	43
Available Information	43
Item 1A. Risk Factors	43
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	44
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	44
The Markets in Which We Operate Are Highly Competitive	44
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	45
Changes in Laws and Regulations Could Adversely Affect Our Business	45
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	46
Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer	47
We May Not Be Able to Successfully Implement Our New Commercial Business Banking Initiative	47
The FDIC’s Recently Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	47
The Potential Adoption of Significant Aspects of the Obama Administration Reform Plan May Have a Material Effect on Our Operations	48

We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future	48
We May Not Pay Dividends on Our Common Stock.	48
There Can Be No Assurance That The Emergency Economic Stabilization Act of 2008 and Other Recently Enacted Government Programs Will Help Stabilize the U.S. Financial System	48
Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital	48
We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets	49
Item 1B. Unresolved Staff Comments	49
Item 2. Properties	49
Item 3. Legal Proceedings	49
Item 4. Reserved	49

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6. Selected Financial Data	52
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
General	54
Overview	55
Interest Rate Sensitivity Analysis	59
Interests Rate Risk	61
Analysis of Net Interest Income	61
Rate/Volume Analysis	63
Comparison of Operating Results for the Years Ended December 31, 2009 and 2008	63
Comparison of Operating Results for the Years Ended December 31, 2008 and 2007	65
Liquidity, Regulatory Capital and Capital Resources	67
Participation in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program	69
Common Stock Offering	69
Redemption of Preferred Stock	69
Critical Accounting Policies	69
Contractual Obligations	71
New Authoritative Accounting Pronouncements	72
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	74
Item 8. Financial Statements and Supplementary Data	75
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124
Item 9A. Controls and Procedures	124
Item 9B. Other Information	125

PART III

Item 10. Directors, Executive Officers and Corporate Governance	125
Item 11. Executive Compensation	125
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13. Certain Relationships and Related Transactions, and Director Independence	125
Item 14. Principal Accounting Fees and Services	125

PART IV

Item 15. Exhibits, Financial Statement Schedules	126
(a) 1. Financial Statements	126
(a) 2. Financial Statement Schedules	126
(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K	127

SIGNATURES

POWER OF ATTORNEY

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

PART I

As used in this Annual Report on Form 10-K, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank” and together with the Savings Bank, the “Banks”).

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

Flushing Financial Corporation also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed during 2007 to issue  a total of $60.0 million of capital securities and $1.9 million of common securities (which are the only voting securities). Flushing Financial Corporation owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from Flushing Financial Corporation. The Trusts are not included in our consolidated financial statements as we would not absorb the losses of the Trusts if losses were to occur. Flushing Financial Corporation previously owned Flushing Financial Capital Trust I (“Trust I”), which was a special purpose business trust formed in 2002 similar to the Trusts discussed above. Trust I called its outstanding capital securities during July 2007, and was then liquidated.

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Savings Bank and the Savings Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community savings bank.  Therefore, segment information is not provided. At December 31, 2009, the Company had total assets of $4.1 billion, deposits of $2.7 billion and stockholders’ equity of $360.1 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including passbook loans and overdraft lines of credit. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio.  Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Savings Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Banks are members of the Federal Home Loan Bank (“FHLB”) system.

We also hold a note evidencing a loan that we made to an employee benefit trust we established for the purpose of holding shares for allocation or distribution under certain employee benefit plans of the Company (the “Employee Benefit Trust”). The funds provided by this loan enabled the Employee Benefit Trust to acquire 2,328,750 shares, or 8%, of the common stock issued in our initial public offering.

During 2006, the Savings Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products.

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

On December 19, 2008 we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier I capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of the Common Stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the Warrant was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

Market Area and Competition

We are a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities we serve.  Our main office is in Flushing, New York, located in the Borough of Queens.  At December 31, 2009, the Savings Bank operated out of 15 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York, and the Commercial Bank operated out of three offices, one in Brooklyn and two in Nassau County, New York, it shares with the Savings Bank. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, we also offer SBA loans, other small business loans and consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2009, we had gross loans outstanding of $3,203.4 million (before the allowance for loan losses and net deferred costs).

In recent years, we have focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. From time-to-time, we may purchase loans from mortgage bankers and other financial institutions. Loans purchased comply with our underwriting standards. During 2009, we reduced our emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans. We expect to continue to reduce our originations of commercial real estate and one-to-four family mixed-use property mortgage loans, and construction loans, in the near term.

Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and may expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. Our increased emphasis on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans during the past several years has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio. As a result of this ongoing review, during 2009 we reduced our reliance on commercial real estate and one-to-four family mixed-use property mortgage loans, and tightened our conservative underwriting standards to further reduce the risk associated with these loans. To date, we have not experienced significant losses in our multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios.

Our mortgage loan portfolio consists of adjustable rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by our competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by regional and national economic conditions, and the fiscal, monetary and tax policies of the federal, state and local governments.

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

In recent years, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined. We continued to deemphasize construction loans in 2009 and 2008 as we further reduced originations and reduced the balance in the construction loan portfolio.  We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.  In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

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

Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,158,700	36.18%	$999,185	33.81%	$964,455	35.79%	$870,912	37.52%	$788,071	41.92%
Commercial real estate	790,099	24.66	752,120	25.46	625,843	23.23	519,552	22.38	399,081	21.23
One-to-four family -mixed-use property	744,560	23.24	751,952	25.45	686,921	25.49	588,092	25.33	477,775	25.42
One-to-four family -residential (1)	249,920	7.80	238,711	8.08	161,666	6.01	161,889	6.98	134,641	7.17
Co-operative apartment (2)	6,553	0.20	6,566	0.22	7,070	0.26	8,059	0.35	2,161	0.11
Construction	97,270	3.04	103,626	3.51	119,745	4.44	104,488	4.50	49,522	2.63

Gross mortgage loans	3,047,102	95.12	2,852,160	96.53	2,565,700	95.22	2,252,992	97.06	1,851,251	98.48

Non-mortgage loans:
Small Business Administration	17,496	0.55	19,671	0.67	18,922	0.70	17,521	0.75	9,239	0.49
Taxi medallion	61,424	1.92	12,979	0.44	68,250	2.53	37,450	1.61	13,568	0.72
Commercial business and other	77,351	2.41	69,759	2.36	41,796	1.55	13,449	0.58	5,794	0.31

Gross non-mortgage loans	156,271	4.88	102,409	3.47	128,968	4.78	68,420	2.94	28,601	1.52

Gross loans	3,203,373	100.00%	2,954,569	100.00%	2,694,668	100.00%	2,321,412	100.00%	1,879,852	100.00%

Unearned loan fees and deferred costs, net	17,110		17,121		14,083		10,393		8,409

Less: Allowance for loan losses	(20,324)		(11,028)		(6,633)		(7,057)		(6,385)
Loans, net	$3,200,159		$2,960,662		$2,702,118		$2,324,748		$1,881,876

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans.  At December 31, 2009, gross home equity loans totaled $71.7 million and condominium loans totaled $26.9 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2009	2008	2007

Mortgage Loans

At beginning of year	$2,852,160	$2,565,700	$2,252,992

Mortgage loans originated:
Multi-family residential	212,274	153,023	222,625
Commercial real estate	76,334	179,857	165,440
One-to-four family mixed-use property	33,053	118,270	159,331
One-to-four family residential	54,669	57,292	36,397
Co-operative apartment	534	800	828
Construction	18,263	30,673	54,151
Total mortgage loans originated	395,127	539,915	638,772

Mortgage loans purchased:
Multi-family residential	-	-	8,717
Commercial real estate	2,917	2,500	2,902
One-to-four family residential	-	62,330	-

Total mortgage loans purchased	2,917	64,830	11,619

Less:
Principal reductions	189,062	304,049	284,608
Mortgage loan sales	6,233	13,641	53,075
Charge-offs	5,387	470	-
Mortgage loan foreclosures	2,420	125	-

At end of year	$3,047,102	$2,852,160	$2,565,700

Non-mortgage loans

At beginning of year	$102,409	$128,968	$68,420

Loans originated:
Small Business Administration	4,457	9,880	12,840
Taxi Medallion	20,702	7,101	50,434
Commercial business	32,384	42,833	41,806
Other	4,656	2,618	1,953
Total other loans originated	62,199	62,432	107,033

Non-mortgage loans purchased:
Small Business Administration	-	423	-
Taxi Medallion	40,347	-	-

Less:
Sales of Small Business Administration loans	2,005	2,988	4,925
Principal reductions	41,887	85,644	41,094
Charge-offs	4,792	782	466

At end of year	$156,271	$102,409	$128,968

Loan Maturity and Repricing. The following table shows the maturity of our commercial mortgage loan, construction loan and non-mortgage loan portfolios at December 31, 2009.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Commercial				Commercial
	Mortgage				Business and
(In thousands)	Loans	Construction	SBA	Taxi Medallion	Other	Total

Amounts due within one year	$92,150	$18,960	$3,836	$39,056	$56,635	$210,637
Amounts due after one year:
One to two years	74,738	78,310	3,371	16,032	9,518	181,969
Two to three years	73,353	-	3,006	6,244	5,355	87,958
Three to five years	144,965	-	3,363	92	4,465	152,885
Over five years	404,893	-	3,920		1,378	410,191
Total due after one year	697,949	78,310	13,660	22,368	20,716	833,003
Total amounts due	$790,099	$97,270	$17,496	$61,424	$77,351	$1,043,640

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$134,847	$37,246	$310	$22,368	$8,238	$203,009
Adjustable rate loans	563,102	41,064	13,350	-	12,478	629,994
Total loans due after one year	$697,949	$78,310	$13,660	$22,368	$20,716	$833,003

Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $1,158.7 million, or 36.18% of gross loans, at December 31, 2009. Our multi-family residential mortgage loans had an average principal balance of $509,000 at December 31, 2009, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $7.5 million.  We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment.  During 2008, we increased the required debt service coverage ratio for multi-family residential loans with ten units or less. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Board of Directors, its Loan Committee or its Executive Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

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

At December 31, 2009, $923.9 million, or 79.74%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $183.8 million, $116.4 million and $159.3 million during 2009, 2008 and 2007, respectively.

At December 31, 2009, $234.9 million, or 20.26%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $28.5 million, $36.6 million and $72.1 million of fixed-rate multi-family mortgage loans in 2009, 2008 and 2007, respectively.

 Commercial Real Estate Lending.  Loans secured by commercial real estate were $790.1 million, or 24.66% of gross loans, at December 31, 2009. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2009, our commercial real estate mortgage loans had an average principal balance of $808,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $11.1 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2009, $652.8 million, or 82.62%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate.  From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $76.0 million, $125.1 million and $140.0 million during 2009, 2008 and 2007, respectively.

At December 31, 2009, $137.3 million, or 17.38%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $3.2 million, $57.3 million and $28.4 million of fixed-rate commercial mortgage loans in 2009, 2008 and 2007, respectively.

 One-to-Four Family Mortgage Lending – Mixed-Use Properties.  We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000.  Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $744.6 million, or 23.24% of gross loans, at December 31, 2009.

During the three-year period ended December 31, 2009, we focused our origination efforts with respect to one-to-four family mortgage loans on mixed-use properties. The primary income-producing units of these properties are the residential dwelling units. One-to-four family mixed-use property mortgage loans generally have a higher interest rate than residential mortgage loans. One-to-four family mixed-use property mortgage loans also have a higher degree of risk than residential mortgage loans, as repayment of the loan is usually dependent on the income produced from renting the residential units and the commercial unit. At December 31, 2009, one-to-four family mixed-use property mortgage loans amounted to $744.6 million, as compared to $752.0 million at December 31, 2008, $686.9 million at December 31, 2007, and $588.1 million at December 31, 2006, representing an increase of $156.5 million during the three-year period.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2009, $574.9 million, or 77.21%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $23.7 million, $96.6 million and $125.7 million during 2009, 2008 and 2007, respectively.

At December 31, 2009, $169.7 million, or 22.79%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 30 years and are competitively priced based on market conditions and the Banks’ cost of funds. We originated and purchased $9.4 million, $21.7 million and $33.7 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2009, 2008 and 2007, respectively.

 One-to-Four Family Mortgage Lending – Residential Properties.  We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $256.5 million, or 8.00% of gross loans, at December 31, 2009.

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

In addition to income verified loans, we have originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allows us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness.  This risk is mitigated by our policy to limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value of the property or the sale price, whichever is less. We believe that our willingness to make such loans was an aspect of our commitment to be a community-oriented bank. We originated and purchased $14.6 million, $9.8 million and $2.4 million of these first mortgage loans during 2009, 2008 and 2007, respectively. We also extended $6.9 million, $34.4 million and $43.0 million in home equity lines of credit during 2009, 2008 and 2007, respectively with various levels of income verification.

At December 31, 2009, $160.6 million, or 62.61%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $33.0 million, $58.1 million and $36.8 million during 2009, 2008 and 2007, respectively.

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

At December 31, 2009, $95.9 million, or 37.39%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $1.2 million and $12.4 million in 15-year fixed-rate residential mortgages in 2009 and 2008, respectively. We did not originate or purchase any 15-year fixed-rate residential mortgage loans in 2007. We did not originate any 30-year fixed-rate mortgages in 2009.  We originated and purchased $50.0 million and $0.5 million of 30-year fixed-rate mortgages in 2008 and 2007, respectively.

At December 31, 2009, home equity loans totaled $71.7 million, or 2.24%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years.  These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years.  The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units.  To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes.  All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000. The underwriting standards for home equity loans have substantially been the same as those for residential mortgage loans. During 2008, the underwriting standards for home equity loans were modified to focus on the repayment ability of the borrower and the current declining housing market.

Construction Loans.  At December 31, 2009, construction loans totaled $97.3 million, or 3.04%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position.  We made advances on construction loans of $18.3 million, $30.7 million and $54.2 million during 2009, 2008 and 2007, respectively.

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

Small Business Administration Lending.  At December 31, 2009, SBA loans totaled $17.5 million, representing 0.55%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. Under The American Recovery and Reinvestment Act of 2009, the maximum loan guarantee to Banks under the SBA 7a loan program was increased to 90% and the guarantee fee paid by the Bank (up to 3.5% of guaranteed loan amount) has been waived.  We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program is $2,000,000, with a maximum loan guarantee of $1,500,000. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers.  Typically, SBA loans are originated in the range of $25,000 to $2,000,000 with terms ranging from one-seven years and up to 25 years for owner occupied commercial real estate mortgages.  SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  We generally sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retain the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $4.5 million, $10.3 million, and $12.8 million of SBA loans during 2009, 2008, and 2007, respectively.

 Commercial Business and Other Lending. At December 31, 2009, commercial business and other loans totaled $138.8 million, or 4.33%, of gross loans. We originate other loans for business, personal, or household purposes. Business loans generally require the personal guarantees of the owners and are typically secured by the business assets of the borrower, including accounts receivable, inventory, equipment and real estate.  Included in commercial business loans are loans made to New York City taxi medallion owners. These loans, which totaled $61.4 million at December 31, 2009, are secured through liens on the taxi medallions.  We originate and purchase taxi medallion loans up to 80% of the value of the taxi medallion. The maximum loan size for a non real estate secured business loan is $5,000,000, with a maximum term of seven years. We originated and purchased $93.4 million, $49.9 million, and $92.2 million of commercial business loans during 2009, 2008, and 2007, respectively. Consumer loans generally consist of passbook loans and overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years. We offer credit cards to our customers through a third-party financial institution and receive an origination fee and transactional fees for processing such accounts, but do not underwrite or finance any portion of the credit card receivables.

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

Loan Approval Procedures and Authority.  Our Board of Directors approved lending policies establish loan approval requirements for our various types of loan products.  Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $750,000 to $1,000,000, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $1,000,000. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President upon the recommendation of the appropriate Senior Vice President.  Such loans in excess of $1,000,000 also require Loan or Executive Committee or Board approval. In accordance with our Business Credit Policy all business and SBA loans up to $1,000,000 and commercial and industrial loans/professional mortgage loans up to $1,500,000 must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1,000,000 up to $2,000,000, and commercial and industrial loans/professional mortgage loans in excess of $1,500,000 up to $2,500,000, must be approved by the Management Loan Committee and ratified by the Loan Committee of the Savings Bank’s Board of Directors. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires that the Loan Committee or the Board of Directors of the Savings Bank must approve all construction loans.  Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Savings Bank’s Board of Directors.

For all loans originated by us, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required. An independent appraiser designated and approved by us currently performs such appraisals.  Our staff appraiser reviews all appraisals for properties where the loan amount is $2,000,000 or greater. The Savings Bank’s Board of Directors annually approves the independent appraisers used by the Savings Bank and approves the Savings Bank’s appraisal policy.  It is our policy to require borrowers to obtain title insurance and hazard insurance on all real estate loans prior to closing. For certain borrowers the Bank may require escrow funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

Loan Concentrations.  The maximum amount of credit that the Savings Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Savings Bank’s unimpaired capital and surplus.  Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2009, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Savings Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $36.0 million, $22.8 million and $22.2 million for each of the three borrowers, respectively.

Loan Servicing.  At December 31, 2009, we were servicing $16.2 million of mortgage loans and $17.4 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to nine months. At times, the Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans. At December 31, 2009, we had $2.5 million of mortgage loans classified as Troubled Debt Restructured. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that he/she will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due ninety days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2009, there were 13 loans, which totaled $3.3 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans was implemented during 2003. This has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 17 delinquent mortgage loans totaling $6.3 million, 32 delinquent mortgage loans totaling $13.6 million, and 45 delinquent mortgage loans totaling $33.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. We recorded $83,000 in charge-offs to the allowance for loan losses for the non-performing loans that were sold during 2009.  We did not record any charges to the allowance for loan losses for the non-performing loans that were sold during 2008 and 2007. We realized gross gains of $4,000, $74,000 and $332,000 on the sale of non-performing mortgage loans for the years ended December 31, 2009, 2008 and 2007, respectively.  We realized gross losses of $224,000 on the sale of non-performing mortgage loans for the year ended December 31, 2008. We did not record any gross losses for the years ended December 31, 2009 and 2007. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio.  Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2009, we held $95.2 million of loans that were serviced by others.

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

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2009		December 31, 2008
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$8,958	$28,054	$5,037	$11,296
Commercial real estate	5,788	8,003	9,292	5,820
One-to-four family - mixed-use property	9,032	22,741	1,413	12,531
One-to-four family - residential	1,555	4,015	117	2,208
Co-operative apartments	-	-	-	-
Construction loans	-	7,619	850	11,224
Small Business Administration	10	262	688	464
Taxi medallion	-	-	-	-
Commercial business and other	21	1,633	1,443	523
Total	$25,364	$72,327	$18,840	$44,066

The following table shows our non-performing assets at the dates indicated.  During the years ended December 31, 2009, 2008 and 2007, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $4.9 million, $1.6 million and $0.3 million, respectively.  These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Loans 90 days or more past due and still accruing:
Commercial real estate	$471	$425	$-	$-	$-
One-to-four family - residential	2,784	889	-	-	-
Construction	-	-	753	-	530
Total	3,255	1,314	753	-	530
Troubled debt restructured:
Multi-family residential	478	-	-	-	-
Commercial real estate	1,441	-	-	-	-
One-to-four family - mixed-use property	575	-	-	-	-
Total	2,494	-	-	-	-
Non-accrual mortgage loans:
Multi-family residential	27,483	12,011	2,477	1,957	861
Commercial real estate	18,862	7,409	90	349	-
One-to-four family mixed-use property	23,422	10,639	2,204	608	960
One-to-four family residential	4,959	1,121	-	-	-
Co-operative apartments	78	-	-	-	-
Construction	1,639	4,457	-	-	-
Total	76,443	35,637	4,771	2,914	1,821
Non-accrual non-mortgage loans:
Small Business Administration	1,232	354	366	212	99
Commercial Business and other	2,442	2,667	3	-	2
Total	3,674	3,021	369	212	101

Total non-accrual loans	80,117	38,658	5,140	3,126	1,922

Total non-performing loans	85,866	39,972	5,893	3,126	2,452
Other non-performing assets:
Real Estate Owned	2,262	125	-	-	-
Investment securities	8,193	607	-	-	-
Total	10,455	732	-	-	-

Total non-performing assets	$96,321	$40,704	$5,893	$3,126	$2,452

Non-performing loans to gross loans	2.68%	1.35%	0.22%	0.13%	0.13%
Non-performing assets to total assets	2.32%	1.03%	0.18%	0.11%	0.10%

Real Estate Owned (REO).  We aggressively market any REO properties, when and if, they are acquired through foreclosure. At December 31, 2009, we owned four properties with a combined carrying value of $2.3 million. At December 31, 2008, we owned one property with a carrying value of $0.1 million. At December 31, 2007, we did not own any such properties.

Investment Securities.  At December 31, 2009, non-performing investment securities included two pooled trust preferred securities with a carrying value of $8.1 million and one issue of FHLMC preferred stock with a carrying value of $0.1 million.  At December 31, 2008, non-performing investment securities included FHLMC and FNMA preferred stock with a carrying value of $0.6 million.

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

Classified Assets.   Our policy is to continuously review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  We classify an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. Loans that are non-accrual are generally classified as Substandard.  We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment.  We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the Banks’ classified assets at December 31, 2009:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$15,311	$31,150	$2,018	$-	$48,479
Commercial real estate	11,451	22,495	-	-	33,946
One-to-four family - mixed-use property	14,969	25,028	-	-	39,997
One-to-four family - residential	2,226	9,236	-	-	11,462
Co-operative apartments	-	78	-	-	78
Construction loans	3,839	9,132	-	-	12,971
Small Business Administration	404	1,087	-	-	1,491
Commercial business and other	2,758	1,991	1,472	-	6,221
Total loans	50,958	100,197	3,490	-	154,645

Investment Securities: (1)
Pooled trust preferred securities	-	12,668	-	-	12,668
FHMLC preferred stock	-	50	-	-	50
Mutual funds	-	4,614	-	-	4,614
Private issue CMO	-	66,014	-	-	66,014
Total investment securities	-	83,346	-	-	83,346

Real Estate Owned	-	2,262	-	-	2,262
Total	$50,958	$185,805	$3,490	$-	$240,253

(1) Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above have a fair value at December 31, 2009 of $66.3 million. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown on the table above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. At December 31, 2009, Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $2.2 million, which is not included in the above table.

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

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 20 investment securities as Substandard at December 31, 2009. Our classified investment securities at December 31, 2009 include 15 private issued collateralized mortgage obligations (“CMO”) rated below investment grade by one or more of the rating agencies; three issues of trust preferred securities, one mutual fund, and our holding of FHLMC preferred stock. The Investment Securities which are classified as Substandard at December 31, 2009 are securities that were triple A rated when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through

December 31, 2009, these securities, with the exception of the FHLMC stock and two of the pooled trust preferred securities, continued to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment.

There were $5.9 million, $27.6 million and $4.7 million in credit related other-than-temporary impairment (“OTTI”) charges recorded for the years ended December 31, 2009, 2008 and 2007, respectively.  During 2009 we recorded OTTI charges of $3.1 million on four private issue collateralized mortgage obligations and $2.8 million on two pooled trust preferred securities. The OTTI charges for the years ended December 31, 2008 and 2007 were the result of reducing the carrying value of investments in FNMA and FHLMC preferred stocks to the securities market value of $0.6 million and $28.2 million at December 31, 2008 and 2007, respectively.

Allowance for Loan Losses

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. Specific reserves allocated to impaired loans were $9.6 million and $5.6 million at December 31, 2009 and 2008, respectively. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis the property values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balance of impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off.  Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we also review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and regional economic conditions. During 2009, we incurred total net charge-offs of $10.2 million. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York metropolitan area have not been as great as many other areas of the country. While the national and regional economies showed signs of improvement during the second half of 2009, unemployment has remained at elevated levels. This deterioration in the economy resulted in an increase in our non-performing loans during 2008 and 2009, with non-performing loans totaling $85.9 million at December 31, 2009 and $40.0 million at December 31, 2008 compared to non-performing loans totaling $5.9 million at December 31, 2007. Our underwriting standards generally require a loan-to-value ratio of no more than 75% at a time the loan is originated. The average current outstanding principal balance of our non-performing mortgage loans are less than 73% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the recent increase in defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $19.5 million was recorded for the year ended December 31, 2009 compared to $5.6 million recorded in the year ended December 31, 2008. The provision for loan losses recorded in 2009 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in 2009.  This increase in non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans during the year. Prior to 2009, the Bank had recorded minimal losses on mortgage loans. Management has concluded, and the Board of Directors has concurred, that at December 31, 2009, the allowance was sufficient to absorb losses inherent in our loan portfolio.

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

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2009, the total allowance for loan losses was $20.3 million, representing 23.67% of non-performing loans and 21.10% of non-performing assets, compared to 27.59% of non-performing loans and 27.09% of non-performing assets at December 31, 2008. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and regional economic conditions, interest rates and other factors. In addition, our increased emphasis in the past several years on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these loans, as well as construction loans and business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain.  Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$11,028	$6,633	$7,057	$6,385	$6,533

Acquisition of Atlantic Liberty	-	-	-	753	-

Provision for loan losses	19,500	5,600	-	-	-

Loans charged-off:
Multi-family residential	(2,327)	(496)	-	-	-
Commercial real estate	(728)	-	-	-	-
One-to-four family mixed-use property	(1,009)	-	-	-	-
One-to-four family residential	(284)	-	-	-	-
Co-operative apartment	-	-	-	-	-
Construction	(1,075)	-	-	-	-
SBA	(1,106)	(759)	(470)	(57)	(144)
Commercial business and other loans	(3,842)	(36)	(2)	(36)	(20)
Total loans charged-off	(10,371)	(1,291)	(472)	(93)	(164)

Recoveries:
Mortgage loans	1	-	29	2	3
SBA, commercial business and other loans	166	86	19	10	13
Total recoveries	167	86	48	12	16

Net charge-offs	(10,204)	(1,205)	(424)	(81)	(148)

Balance at end of year	$20,324	$11,028	$6,633	$7,057	$6,385

Ratio of net charge-offs during the year to average loans outstanding during the year	0.33%	0.04%	0.02%	0.00%	0.01%
Ratio of allowance for loan losses to gross loans at end of the year	0.63%	0.37%	0.25%	0.30%	0.34%
Ratio of allowance for loan losses to non-performing loans at the end of the year	23.67%	27.59%	112.57%	225.72%	260.39%
Ratio of allowance for loan losses to non-performing assets at the end of the year	21.10%	27.09%	112.57%	225.72%	260.39%

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

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage Loans:

Multi-family residential	$6,581	36.18%	$3,233	33.81%	$1,644	35.79%	$1,122	37.52%	$1,216	41.92%
Commercial real estate	4,395	24.66	1,360	25.46	933	23.23	668	22.38	1,272	21.23
One-to-four family mixed-use property	4,339	23.24	2,904	25.45	1,223	25.49	661	25.33	1,544	25.42
One-to-four family residential	844	7.80	393	8.08	251	6.01	80	6.98	524	7.17
Co-operative apartment	17	0.20	9	0.22	15	0.26	10	0.35	161	0.11
Construction	1,281	3.04	910	3.51	1,172	4.44	851	4.50	64	2.63

Gross mortgage loans	17,457	95.12	8,809	96.53	5,238	95.22	3,392	97.06	4,781	98.48

Non-mortgage loans:

Small Business Administration	965	0.55	464	0.67	373	0.70	1,895	0.75	964	0.49
Taxi Medallion	583	1.92	91	0.44	391	2.53	239	1.61	150	0.72
Commercial business and other	1,319	2.41	1,664	2.36	631	1.55	1,531	0.58	490	0.31

Gross non-mortgage loans	2,867	4.88	2,219	3.47	1,395	4.78	3,665	2.94	1,604	1.52

Total loans	$20,324	100.00%	$11,028	100.00%	$6,633	100.00%	$7,057	100.00%	$6,385	100.00%

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

We classify our investment securities as available for sale. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2009, we had $683.8 million in securities available for sale, which represented 16.50% of total assets. These securities had an aggregate market value at December 31, 2009 that was approximately 1.9 times the amount of our equity at that date. At December 31, 2009, the balance of unrealized net losses on securities available for sale was $2.5 million, net of taxes. This impairment was deemed to be temporary based on the direct relationship of the decline in fair value to: (1) movements in interest rates; (2) widening of credit spreads; and (3) the effect of illiquid markets. We do not have the intent to sell these securities and do not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity. Therefore we deemed these declines in market value to be temporary.  During 2009, we recorded OTTI charges of $3.1 million on four private issue collateralized mortgage obligations due to the level of delinquent mortgage loans in the securities, the losses incurred on foreclosed mortgage loans in the securities, and projected future losses to be incurred on foreclosed mortgage loans in the securities. During 2009 we also recorded OTTI charges of $2.8 million on two pooled trust preferred securities due to defaults, and projected defaults, on securities in the pools. During 2008, we recorded other-than-temporary impairment charges of $27.6 million on our investments in preferred shares of Fannie Mae and Freddie Mac as we concluded the significant decline in their fair value subsequent to their being placed in conservatorship was other-than-temporary. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. See Notes 5 and 16 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest bearing deposits and federal funds sold, at the dates indicated.  Securities available for sale are recorded at market value. See Notes 5 and 16 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,
	2009		2008		2007
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$3,277	$3,389	$12,616	$12,658	$4,406	$4,406
Municipal securities	2,250	2,250	17,652	17,811	-	-
Corporate debentures	2,627	2,627	2,268	2,268	2,643	2,643
Total bonds and other debt securities	8,154	8,266	32,536	32,737	7,049	7,049

Mutual funds	6,860	6,860	19,114	19,114	21,752	21,752

Equity securities:
Common stock	1,036	1,036	994	994	1,838	1,838
Preferred stock	22,805	19,199	25,709	19,652	46,732	46,732
Total equity securities	23,841	20,235	26,703	20,646	48,570	48,570

Mortgage-backed securities:
FNMA	124,199	127,364	165,375	167,592	123,121	122,770
REMIC and CMO	388,891	380,325	330,767	304,511	182,609	182,730
FHLMC	29,201	29,909	47,815	48,108	45,511	45,566
GNMA	107,144	110,845	152,350	154,553	11,464	11,663
Total mortgage-backed securities	649,435	648,443	696,307	674,764	362,705	362,729

Total securities available for sale	688,290	683,804	774,660	747,261	440,076	440,100

Interest-earning deposits and Federal funds sold	23,542	23,542	21,901	21,901	5,758	5,758

Total	$711,832	$707,346	$796,561	$769,162	$445,834	$445,858

Mortgage-backed securities. At December 31, 2009, we had $648.4 million invested in mortgage-backed securities, of which $48.5 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of our Commercial Bank. However, during 2008 and continuing throughout 2009, the market for private issued mortgage-backed securities was somewhat illiquid. In addition, the ratings assigned to our holdings of private issued mortgage-backed securities were reduced to below investment grade. As a result, we are not able to use private issued mortgage-backed securities to collateralize our obligations.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$674,764	$362,729	$288,851

Purchases of mortgage-backed securities	177,036	473,891	117,408

Amortization of unearned premium, net of accretion of unearned discount	(1,668)	(86)	(193)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	20,550	(21,567)	1,503

Net realized gains recorded on mortgage-backed securities carried at fair value	3,941	339	2,877

Net change in interest due on securities carried at fair value	(122)	(69)	515

Sales of mortgage-backed securities	(44,854)	(87,461)	-

Other-than-temporary impairment charges	(3,144)	-	-

In-kind distribution of a mutual fund in the form of mortgage-backed securities	11,494	-	-

Principal repayments received on mortgage-backed securities	(189,554)	(53,012)	(48,232)

Net increase (decrease) in mortgage-backed securities	(26,321)	312,035	73,878

Balance at end of year	$648,443	$674,764	$362,729

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

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities at December 31, 2009. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$-	-%	$3,277	4.15%	$-	-%	$-	-%	3.16	$3,277	$3,389	4.15%
Municipal securities	2,250	2.40	-	-	-	-			0.27	2,250	2,250	2.40
Corporate debentures	-	-	2,627	5.54	-	-	-	-	2.62	2,627	2,627	5.54
Total bonds and other debt securities	2,250	2.40	5,904	4.77	-	-	-	-	2.19	8,154	8,266	4.10

Mutual funds	6,860	4.01	-	-	-	-	-	-	N/A	6,860	6,860	4.01

Equity securities:
Common stock	-	-	-	-	-	-	1,036	12.63	N/A	1,036	1,036	12.63
Preferred stock	-	-	5,000	0.25	-	-	17,805	7.44	N/A	22,805	19,199	5.85
Total equity securities	-	-	5,000	0.25	-	-	18,841	7.73	N/A	23,841	20,235	6.14

Mortgage-backed securities:
FNMA	673	4.47	950	5.84	1,052	5.98	121,524	5.00	22.62	124,199	127,364	5.02
REMIC and CMO	-	-	-	-	14,226	3.99	374,665	5.04	22.51	388,891	380,325	5.00
FHLMC	4,111	3.94	-	-	360	5.71	24,730	5.05	16.60	29,201	29,909	4.90
GNMA	-	-	-	-	-	-	107,144	5.61	28.41	107,144	110,845	5.61
Total mortgage-backed securities	4,784	4.01	950	5.84	15,638	4.16	628,063	5.13	23.24	649,435	648,443	5.10

Interest-bearing deposits	23,542	0.20	-	-	-	-	-	-	N/A	23,542	23,542	0.20

Total securities	$37,436	1.52%	$11,854	2.95%	$15,638	4.16%	$646,904	5.21%	22.98	$711,832	$707,346	4.95%

Sources of Funds

General.  Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  Our deposits principally consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 15 full service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In November, 2006, we launched “iGObanking.com®”, an internet branch, which currently offers savings, money market and checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown more than tenfold in the past six years, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929.  At December 31, 2009 and 2008, total deposits for the internet branch were $323.7 million and $217.7 million, respectively.

In 2007, the Savings Bank formed a new wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York metropolitan area. The Commercial Bank offers a full range of deposit products to these entities similar to the products currently being offered by the Savings Bank. At December 31, 2009 and 2008, total deposits for the Commercial Bank were $359.3 million and $211.8 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We saw an increase in our deposits in each of the past three years, including an increase in due to depositors during 2009 of $228.7 million. The Federal Reserve’s Federal Open Market Committee (“FOMC”) began increasing short-term interest rates in the second half of 2004, and continued increasing short-term rates through June 2006. The FOMC held the short-term interest rates through September 2007, and then lowered short-term interest rates to a range of 0.25% to 0.00% at December 31, 2008, a level which was maintained throughout the year ended December 31, 2009. We responded by increasing interest rates paid on savings, money market and certificate of deposit accounts during 2005 and 2006. We held rates through most of 2007, before being able to lower rates near the end of 2007 and throughout 2008 and 2009. This resulted in our cost of funds declining in 2009 and 2008 after increasing in 2007. The cost of deposits decreased to 2.29% in the fourth quarter of 2009 from 3.41% in the fourth quarter of 2008 and 4.31% in the fourth quarter of 2007, after increasing from 3.97% in the fourth quarter of 2006. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2010, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2010, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with a balance of $100,000 or more totaling $323.7 million, $413.7 million and $318.5 million at December 31, 2009, 2008 and 2007, respectively.

We utilize brokered certificates of deposit as an additional funding source. We have obtained brokered certificates of deposit primarily when the interest rate on these deposits is below the prevailing interest rate in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates. Brokered certificates of deposit are marketed through national brokerage firms to their customers in $1,000 increments. We maintain only one account for the total deposit amount, while the detailed records of owners are maintained by the brokerage firms. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for us at a lower operating cost since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits. Currently, the rates offered by us for brokered certificates of deposit are comparable to that offered for retail certificates of deposit of similar size and maturity.

We also offer access to $50 million per customer in FDIC insurance coverage through a Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a deposit placement service. We belong to a network which arranges for placement of funds into certificate of deposit accounts issued by other member banks of the network in increments of less than $100,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $100,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short term funding source.  We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits. The Emergency Economic Stabilization Act of 2008 increased the deposit insurance limit to $250,000 through December 31, 2009. The Helping Families Save Their Homes Act, which was signed into law on May 20, 2009, extended the deposit insurance limit to $250,000 through December 31, 2013. As a result, the placement of funds through CDARS® can be made for each depositor in an amount up to $250,000 for maturities on or before December 31, 2013.

We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

Brokered deposits and funds obtained through the CDARS® network are classified as brokered deposits for financial reporting purposes. At December 31, 2009, we had $430.7 million classified as brokered deposits, with $395.7 million in brokered certificates of deposit and $35.0 million in brokered money market accounts.  The brokered certificates of deposit include $45.8 million obtained through the CDARS® network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2009			2008			2007
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$426,821	15.85%	0.91%	$359,595	14.57%	1.84%	$354,746	17.51%	2.82%
NOW accounts	503,159	18.68	1.26	265,762	10.76	2.26	70,817	3.50	2.16
Demand accounts	91,376	3.39	-	69,624	2.82	-	69,299	3.42	-
Mortgagors' escrow deposits	26,791	0.99	0.21	31,225	1.26	0.16	22,492	1.11	0.23
Total	1,048,147	38.91	0.98	726,206	29.41	1.75	517,354	25.54	2.24

Money market accounts (7)	414,457	15.40	1.17	306,178	12.41	2.58	340,694	16.82	3.18

Certificate of deposit accounts
with original maturities of:
Less than 6 Months (2)	9,670	0.36	0.29	43,472	1.76	2.27	6,090	0.30	4.32
6 to less than 12 Months (3)	54,855	2.04	0.73	259,444	10.51	3.24	303,894	15.00	5.07
12 to less than 30 Months (4)	511,728	19.00	2.64	643,044	26.05	3.86	421,568	20.82	4.82
30 to less than 48 Months (5)	17,479	0.65	3.03	10,732	0.43	3.95	58,424	2.88	4.07
48 to less than 72 Months (6)	596,262	22.14	3.84	431,312	17.47	4.54	326,184	16.11	4.69
72 Months or more	40,517	1.50	4.80	48,446	1.96	4.77	51,239	2.53	4.79
Total certificate of deposit accounts	1,230,511	45.69	3.19	1,436,450	58.18	3.94	1,167,399	57.64	4.81

Total deposits (1)	$2,693,115	100.00%	2.02%	$2,468,834	100.00%	3.12%	$2,025,447	100.00%	3.88%

(1)	Included in the above balances are IRA and Keogh deposits totaling $169.3 million, $171.1 million and $173.2 million at December 31, 2009, 2008 and 2007, respectively.
(2)	Includes brokered deposits of $4.8 million, $7.0 million and $3.0 million at December 31, 2009, 2008 and 2007, respectively.
(3)	Includes brokered deposits of $0.7 million, $46.3 million and $3.2 million at December 31, 2009, 2008 and 2007, respectively.
(4)	Includes brokered deposits of $90.7 million, $171.7 million and $40.3 million at December 31, 2009, 2008 and 2007, respectively.
(5)	Includes brokered deposits of $139.9 million, $101.0 million and $41.3 million at December 31, 2009, 2008 and 2007, respectively.
(6)	Includes brokered deposits of $159.6million, $59.0 million and $113.9 million at December 31, 2009, 2008 and 2007, respectively.
(7)	Includes brokered deposits of $35.0 million at December 31, 2009.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2009.

					At December 31, 2009
		At December 31,			Within	One to
		2009	2008	2007	One Year	Three Years	Thereafter	Total
		(In thousands)
Interest rate:
1.99% or less	(1)	$276,894	$33,006	$9,931	$247,586	$24,907	$4,401	$276,894
2.00% to 2.99%	(2)	186,821	173,754	5,009	36,986	96,432	53,403	186,821
3.00% to 3.99%	(3)	408,580	533,434	94,249	129,134	72,570	206,876	408,580
4.00% to 4.99%	(4)	210,420	458,418	399,921	157,380	42,814	10,226	210,420
5.00% to 5.99%	(5)	147,796	237,838	657,558	80,819	45,203	21,774	147,796
6.00% to 6.99%	(6)	-	-	94	-	-	-	-
7.00% to 7.99%		-	-	637	-	-	-	-
Total		$1,230,511	$1,436,450	$1,167,399	$651,905	$281,926	$296,680	$1,230,511

(1)	Includes brokered deposits of $18.6 million and $4.8.million at December 31, 2009 and 2008, respectively.
(2)	Includes brokered deposits of $93.0 million and $48.5 million at December 31, 2009 and 2008, respectively.
(3)	Includes brokered deposits of $178.0 million, $142.8 million and $0.3 million at December 31, 2009, 2008 and 2007, respectively.
(4)	Includes brokered deposits of $21.9 million, $54.4 million and $65.0 million at December 31, 2009, 2008 and 2007 respectively.
(5)	Includes brokered deposits of $84.2 million, $134.5 million and $136.3 million at December 31, 2009, 2008 and 2007, respectively
(6)	Includes brokered deposits of $0.1 million at December 31, 2007.

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2009 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$55,848	2.90%
Over three through six months	45,247	2.89
Over six through 12 months	122,482	2.68
Over 12 months	100,119	3.19
Total	$323,696	2.91%

The above table does not include brokered deposits of $395.7 million with a weighted average rate of 3.47%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2009	2008	2007
	(In thousands)
Net deposits	$156,696	$366,633	$183,280
Amortization of premiums, net	677	789	855
Interest on deposits	66,778	75,965	77,162
Net increase in deposits	$224,151	$443,387	$261,297

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	For the years ended December 31,
	2009			2008			2007
		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$422,399	15.84%	1.31%	$365,885	16.63%	2.13%	$310,457	16.09%	2.44%

NOW accounts	373,854	14.02	1.58	147,003	6.68	2.51	57,915	3.00	1.58

Demand accounts	76,559	2.86	-	71,613	3.26	-	65,508	3.40	-

Mortgagors' escrow deposits	35,879	1.35	0.18	35,465	1.61	0.19	32,403	1.68	0.23

Total	908,691	34.07	1.27	619,966	28.18	1.86	466,283	24.17	1.84

Money market accounts	334,703	12.55	1.58	303,776	13.81	3.19	294,402	15.26	4.22

Certificate of deposit accounts	1,423,746	53.38	3.51	1,275,964	58.01	4.35	1,168,620	60.57	4.88

Total deposits	$2,667,140	100.00%	2.50%	$2,199,706	100.00%	3.49%	$1,929,305	100.00%	4.04%

Borrowings.  Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Banks are members of, and are eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Banks’ mortgage portfolio and the Banks’ investment in the stock of the FHLB-NY. In addition, the Banks may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Banks may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the consolidated statement of financial position. The average cost of borrowings was 4.65%, 4.71% and 4.97% for the years ended December 31, 2009, 2008 and 2007, respectively. The average balances of borrowings were $1,043.2 million, $1,107.6 million and $897.8 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$204,192	$222,688	$229,544
Maximum amount outstanding at any month end during the period	222,439	223,191	272,693
Balance outstanding at the end of period	186,900	222,657	222,824
Weighted average interest rate during the period	4.33%	4.50%	5.04%
Weighted average interest rate at end of period	4.19	4.52	4.71

FHLB-NY Advances
Average balance outstanding	$804,545	$829,955	$625,035
Maximum amount outstanding at any month end during the period	854,457	883,240	788,499
Balance outstanding at the end of period	838,835	883,240	788,499
Weighted average interest rate during the period	4.39%	4.56%	4.77%
Weighted average interest rate at end of period	3.84	4.16	4.70

Other Borrowings
Average balance outstanding	$34,465	$54,991	$43,242
Maximum amount outstanding at any month end during the period	38,417	63,643	63,651
Balance outstanding at the end of period	34,510	33,052	61,228
Weighted average interest rate during the period	12.56%	7.88%	7.43%
Weighted average interest rate at end of period	12.63	13.20	7.03

Total Borrowings
Average balance outstanding	$1,043,202	$1,107,634	$897,821
Maximum amount outstanding at any month end during the period	1,110,043	1,138,949	1,075,705
Balance outstanding at the end of period	1,060,245	1,138,949	1,072,551
Weighted average interest rate during the period	4.65%	4.71%	4.97%
Weighted average interest rate at end of period	4.18	4.49	4.83

Subsidiary Activities

At December 31, 2009, Flushing Financial Corporation had four wholly owned subsidiaries: the Savings Bank and the Trusts. In addition, the Savings Bank had four wholly owned subsidiaries: the Commercial Bank, FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

(a)           The Commercial Bank, a New York State chartered commercial bank, was formed in response to a New York State Finance Law which requires that municipal deposits and state funds be deposited into a bank or trust company designated by the New York State Comptroller. It was formed for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York metropolitan area.

(b)           Properties, which is incorporated in the State of New York, was formed in 1976 under the Savings Bank’s New York State leeway investment authority.  The original purpose of Properties was to engage in joint venture real estate equity investments.  The Bank discontinued these activities in 1986.  The last joint venture in which Properties was a partner was dissolved in 1989. The last remaining property acquired by the dissolution of these joint ventures was disposed of in 1998. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.

(c)           FPFC, which is incorporated in the State of Delaware, was formed in 1997 as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets. FPFC also provides an additional vehicle for access by the Company to the capital markets for future opportunities.

(d)           Flushing Service Corporation, which is incorporated in the State of New York, was formed in 1998 to market insurance products and mutual funds.

Personnel

At December 31, 2009, we had 309 full-time employees and 47 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Banks. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2009, there are 317,738 shares available under the full value award plan and 209,833 shares under the non-full value plan.  We have applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remain outstanding as issued.  We will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.  In April 2007 we removed 399,999 shares from the non-full value pool and moved those shares to the full value pool on a 3-for-1 basis resulting in 133,333 shares being added to the full value pool.  In May 2008, the Company’s stockholders approved an additional 350,000 shares for the full value pool and 250,000 shares for the non-full value pool.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years.

For additional information concerning this plan, see “Note 10 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

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

Distributions.  To the extent that the Savings Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from its pre-1988 reserves or the supplemental reserve for losses on loans (“excess distributions”), then an amount based on the amount distributed will be included in the Savings Bank’s taxable income.  Non-dividend distributions include distributions in excess of the Savings Bank’s current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation.  The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution.  Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.  See “Regulation ___ Restrictions on Dividends and Capital Distributions” for limits on the payment of dividends by the Bank.  The Savings

Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

Corporate Alternative Minimum Tax.  The Code imposes an alternative minimum tax on corporations equal to the excess, if any, of 20% of alternative minimum taxable income (“AMTI”) over a corporation’s regular federal income tax liability.  AMTI is equal to taxable income with certain adjustments.  Generally, only 90% of AMTI can be offset by net operating loss carrybacks and carryforwards.

State and Local Taxation

New York State and New York City Taxation.  We are subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 7.1% of “entire net income” allocable to New York State during the taxable year or (2) the applicable alternative minimum tax.  The alternative minimum tax is generally the greater of (a) 0.01% of the value of assets allocable to New York State with certain modifications, (b) 3% of “alternative entire net income” allocable to New York State or (c) $250.  Entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2001 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2001 cannot be carried back. Alternative entire net income is equal to entire net income without certain deductions that are allowable in the calculation of entire net income.  We are also subject to a similarly calculated New York City tax of 9% on income allocated to New York City.  For New York City tax purposes, entire net income is similar to federal taxable income, subject to certain modifications, including that net operating losses arising during any taxable year prior to January 1, 2009 cannot be carried back or carried forward, and net operating losses arising during any taxable year beginning on or after January 1, 2009 cannot be carried back and similar alternative taxes.  In addition, we are subject to a tax surcharge at a rate of 17% of the New York State Franchise Tax that is attributable to business activity carried on within the Metropolitan Commuter Transportation District.

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

REGULATION

General

Flushing Financial Corporation is registered with the OTS as a savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Flushing Financial Corporation and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Savings Bank. As a publicly owned company, we are required to file certain reports with the Securities and Exchange Commission (“SEC”) under federal securities laws. The Banks are members of the FHLB System. The

Savings Bank is subject to extensive regulation by the OTS, as its chartering agency, and the FDIC, as the insurer of the Savings Bank’s deposits. The Savings Bank is also subject to certain regulations promulgated by the other federal agencies. The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. The Savings Bank is subject to periodic examinations by the OTS and the FDIC to examine whether the Savings Bank is in compliance with various regulatory requirements. The Commercial Bank is subject to extensive regulations promulgated by the FDIC and the New York State Banking Department, similar to those imposed on the Savings Bank. This regulation and supervision establishes a comprehensive framework of activities in which an institution is permitted to engage and is intended primarily to ensure the safe and sound operation of the Banks for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC, other federal agencies, the New York State Banking Department, or the United States Congress, could have a material adverse impact on us and our operations.

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

Loans-to-One Borrower Limits

The Savings Bank generally is subject to the same loans-to-one borrower limits that apply to national banks.  With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Savings Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Savings Bank’s unimpaired capital and unimpaired surplus. At December 31, 2009, the largest amount the Savings Bank could lend to one borrower was approximately $54.8 million, and at that date, the Savings Bank’s largest aggregate amount of loans-to-one borrower was $36.0 million, all of which were performing according to their terms.  The Commercial Bank does not originate loans.  See “— General — Lending Activities.”

Insurance of Accounts

The deposits of the Banks are insured up to $100,000 per depositor, excluding retirement accounts, which are insured up to $250,000 per depositor (as defined by federal law and regulations), by the FDIC. The Emergency Economic Stabilization Act of 2008 (“EESA”) increased this coverage, effective October 3, 2008, for all accounts in an amount up to $250,000 through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act was signed into law. Included in this legislation was a provision that extends the temporary increase in the standard maximum insured deposit amount to $250,000 per depositor through December 31, 2013. The legislation provides that the insured deposit coverage limit will return to $100,000 on January 1, 2014. In addition, the FDIC has implemented a Transaction Account Guarantee Program (“TAGP”) under which, effective October 14, 2008 and through December 31, 2009, transaction accounts that earn interest at a rate of no more than 0.50% are insured for 100% of their balance. The TAGP was provided at no cost to banks through November 12, 2008. Banks had the option to opt out of this program no later than November 12, 2008. Banks which did not opt out of the TAGP paid additional deposit insurance at an annual rate of 0.10% for balances in covered deposit accounts in excess of $250,000. Both the Savings Bank and the Commercial Bank opted to remain in the TAGP. On August 26, 2009, the FDIC adopted a final rule extending the TAGP through June 30, 2010. The extension increased the rate institutions will pay to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP could elect to opt out on or before November 2, 2009. The Banks did not opt out, and are therefore continuing to participate in the TAGP through June 30, 2010.

All of the Banks’ deposits are presently insured, to the maximum extent allowed, by the FDIC under the Deposit Insurance Fund (“DIF”). Previously, the majority of the Savings Bank’s deposits were insured by the Bank Insurance Fund (“BIF”), and the remainder by the Savings Association Insurance Fund (“SAIF”). As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance fund. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

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

The FDIC utilizes a risk-based deposit insurance assessment system. Through December 31, 2006, under this system, the FDIC assigned each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories were then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created resulted in nine assessment risk classifications. Effective January 1, 2007, the FDIC revised their risk-based deposit insurance assessment system, and placed institutions into four risk categories based upon supervisory and capital evaluations. Risk Category 1 is further subdivided based upon supervisory ratings and other risk measures to differentiate risk. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC continued to utilize four risk categories, but to determine initial base assessment rates, the FDIC: (1) introduced a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combined weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate;

and (3) uses a new uniform amount and pricing multipliers for each method. The FDIC also introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 was increased to a range of 0.12% to 0.14%. This base assessment beginning in the second quarter of 2009 is in a range of 0.12% to 0.16%, The Savings Bank also saw a further increase in its deposit insurance premium beginning in the second quarter of 2009 since it has seen an increase in its secured liabilities above the threshold level defined by the FDIC. The FDIC also imposed a 20 basis point emergency special assessment that was collected on September 30, 2009 based on deposit balances as of June 30, 2009. The rule also provides that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the corresponding assessment period. Additionally, on September 29, 2009, the Board of Directors of the FDIC proposed to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was collected on December 31, 2009. The Banks prepaid a total of $16.9 million in risk-based assessments. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  The Savings Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Banks paid $271,000, $238,000 and $224,000 for their share of the interest due on FICO bonds in 2009, 2008 and 2007, respectively, which was included in FDIC insurance expense.

Qualified Thrift Lender Test

Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2009 the Savings Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Savings Bank had met the QTL test.

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

Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Savings Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2009, the Savings Bank had $60.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

Federal Home Loan Bank System

In connection with converting to a federal charter, the Savings Bank became a member of the FHLB-NY, which is one of 12 regional FHLB governed and regulated by the Federal Housing Finance Board.  The Commercial Bank is also a member of the FHLB-NY. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors.

As members, the Banks are mandated to purchase and maintain membership stock in the FHLB-NY based on their respective asset sizes. In addition, for all borrowing activity, the Banks are required to purchase or redeem shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2009, the Savings Bank was required to maintain $45.9 million of FHLB-NY stock, and the Commercial Bank was required to maintain $64,200 of FHLB-NY stock. The Banks were in compliance with these requirements at that time.

Assessments

Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Savings Bank’s total assets for the year ended December 31, 2009, the Savings Bank’s OTS assessments were $0.7 million for that period.  The Commercial Bank is a New York State chartered commercial bank, and as such is required by the New York State Banking Department to pay an annual assessment.  For the year ended December 31, 2009, the Commercial Bank paid an assessment of $41,000.

Branching

OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Savings Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of August 3, 2009. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions.  The CRA requires all institutions to make public disclosures of their CRA ratings. As a special purpose commercial bank, the Commercial Bank is not required to comply with the CRA.

Brokered Deposits

The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Savings Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2009, the Savings Bank had $430.8 million in brokered deposit accounts.

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

The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2009, the Savings Bank’s capital levels exceeded applicable OTS capital requirements.  The three OTS capital requirements are described below.

Tangible Capital Requirement.  Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. Tangible capital also excludes adjustments to accumulated other comprehensive income recorded for postretirement benefits. At December 31, 2009, the Savings Bank had $13.9 million in goodwill and $1.9 million in a core deposit intangible which were classified as intangible assets, and no purchased mortgage servicing rights. At that date, the Savings Bank’s tangible capital ratio was 8.84%.

In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

Leverage and Core Capital Requirement.  The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case-by-case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2009, the Savings Bank’s core capital ratio was 8.84%.

OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2009, the Savings Bank had $0.2 million in capitalized servicing rights and no purchased credit card receivables.

Risk-Based Requirement.  The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital, but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.  At December 31, 2009, the Savings Bank’s risk-based capital ratio was 13.49%.

The Commercial Bank is required to maintain minimum levels of regulatory capital, which are similar to those of the Savings Bank. At December 31, 2009, the Commercial Bank exceeded the regulatory capital requirements to be considered well capitalized, with tangible, leverage and core, and risk-based capital ratios of 11.21%, 11.21%, and 87.68%, respectively.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2009, the Banks were in compliance with these requirements.

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

The federal banking agencies, including the OTS and the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA.  Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).  At December 31, 2009, each of the Banks met the criteria to be considered a “well capitalized” institution.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA’s stated purpose is to provide the Secretary of the U.S. Treasury (the “Secretary”) with the authority and facilities to restore liquidity and stability to the United States financial system and to ensure that such authority and facilities are used to protect home values, college funds, retirement accounts and life savings, preserve homeownership and promote jobs and economic growth, maximize overall returns to U.S. taxpayers and provide accountability for the Secretary’s exercise of such authority.

EESA includes a federal program to purchase troubled mortgages and financial instruments from financial institutions, which is referred to as the Troubled Asset Relief Program (“TARP”). EESA also includes provisions that place limits on executive pay practices by institutions participating in the TARP, measures to facilitate acquisitions of financial institutions with troubled assets without government assistance, temporary enhancements to the federal deposit insurance program, enhanced tax benefits for losses incurred in the sale of certain assets, possible relief from fair value accounting, and an acceleration of the date on which the Board of Governors of the Federal Reserve System (“FRB”) can pay interest to banks on reserves on deposit with the FRB. On October 6, 2008, the FRB stated that it will begin paying interest on both excess and required reserves on October 9, 2008. The Banks each maintain funds on deposit at the Federal Reserve Bank of New York, and each has received interest on these deposits since October 9, 2008.

The Secretary utilized his authority under the TARP to invest in preferred stocks of financial institutions under a Capital Purchase Program (“CPP”). Under the CPP, we were eligible to submit an application for between $23 million and $70 million.  We submitted an application for $70.0 million, for which we received preliminary approval on December 3, 2008.

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

The Series B Preferred Stock qualified as Tier I capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company.

The Warrant was scheduled to expire ten years from the issuance date and was immediately exercisable and transferable. If, on or prior to December 31, 2009, we received from one or more Qualified Equity Offerings gross proceeds of at least $70.0 million, one-half of the number of shares of Common Stock underlying the Warrant would be retired unexercised. The U.S. Treasury agreed not to transfer one-half of the Warrant prior to the earlier of the date of closing of such Qualified Equity Offering and December 31, 2009. The U.S. Treasury also agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of the Common Stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we would take all necessary action to ensure that benefit plans with respect to senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing.

The Series B Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. We agreed to register the resale of the Series B Preferred Stock and the Warrant, and the issuance of Common Stock upon exercise of the Warrant, as soon as practicable. We registered these securities with the SEC, with the registration statement being declared effective on February 20, 2009.

We completed a Qualified Equity Offering in September 2009, which resulted in one-half of the number of shares of Common Stock underlying the Warrant being retired. We redeemed the Series B Preferred Stock on October 28, 2009 for $70.0 million plus all accrued and unpaid dividends, and repurchased the Warrant on December 30, 2009 for $0.9 million.

EESA immediately raised the FDIC insurance limit from $100,000 to $250,000 to be effective through December 31, 2009.

EESA also provides that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision allows us to deduct losses realized on the sale of the preferred stocks of Fannie Mae and Freddie Mac that we hold. Prior to the passage of the Act, the tax deductibility of these losses for us was limited to offset capital gains. Due to the provisions of the tax code, we have a limited ability to realize capital gains other than from the sale of our facilities.

The FDIC adopted the Temporary Liquidity Guarantee Program to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC guaranteed senior unsecured debt issued between October 14, 2008 and October 31, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee is a 75 basis point charge of the debt issued. All FDIC-insured institutions were eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The

FDIC also provided full insurance coverage for non-interest bearing transaction accounts and NOW accounts with interest rates no higher than 50 basis points at insured institutions through December 31, 2009 under the TAGP. The cost was a 10 basis point annualized charge on amounts in excess of $250,000. Both programs had no cost for the first 30 days. After that, institutions remained in the program unless they notified the FDIC that they were opting out of one or both programs by December 12, 2008. For those institutions that opted out of the program, they were not allowed to opt back in. Participating banks in both programs are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs. The Banks each opted to participate in these programs. On August 26, 2009, the FDIC adopted a final rule extending the TAGP through June 30, 2010. The extension increased the rate institutions will pay to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP could elect to opt out on or before November 2, 2009. The Banks did not opt out, and are therefore continuing to participate in the TAGP through June 30, 2010.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) was signed into law. The purpose of the Stimulus Act is to provide stimulus for the U.S. economy. The Stimulus Act provided additional restrictions and standards throughout the period during which our obligations under the CPP Purchase Agreement remained outstanding, including:

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

The Stimulus Act required the Secretary to issue additional regulations governing executive compensation at institutions participating in the CPP. These regulations did not have a significant effect on our operations and, as noted above, we no longer have any outstanding obligations under the CPP as of December 30, 2009.

Helping Families Save Their Homes Act

On May 20, 2009, the Helping Families Save Their Homes Act (the “HFSTHA”) was signed into law. The purpose of the HFSTHA is to protect homeowners. The HFSTHA:

•
Amended the Housing Act of 1949 with respect to guaranteed rural housing loans to require mortgagees, upon either actual or imminent default of a guaranteed mortgage, to engage in loss mitigation actions as an alternative to foreclosure;

•	Amended the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes;
•
Amended the Truth in Lending Act to modify the fiduciary duty requirements of servicers of pooled residential mortgages as duty requirements for any servicer of residential mortgages that agrees to enter into a qualified loss mitigation plan for residential mortgages originated before the date of enactment of the HFSTHA;

•	Amended the ESSA to extend to December 31, 2013 the temporary increase in FDIC deposit insurance;
•	Amended the FDIA to extend from five years to eight years the time period applicable to a DIF restoration plan;
•
Amended the FDIA by increasing the borrowing authority of the FDIC from $30 billion to $100 billion.   Permits a temporary increase up to $500 billion, ending on December 31, 2010, in order to fund losses under TARP; and

•	Instructed the U.S. Treasury Secretary, when using certain ESSA funds, to prevent and mitigate foreclosures on residential properties.

Federal Securities Laws

Our Common Stock is registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to the information and reporting requirements, regulations governing proxy solicitations, insider trading restrictions and other requirements applicable to companies whose stock is registered under the Exchange Act.

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

You may also read and copy any document we file at the SEC’s public reference room located at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  You may request copies of these documents by writing to the SEC and paying a fee for the copying cost.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

Multi-family residential and one-to-four family mixed use property mortgage loans and commercial business loans (the increased origination of which is part of management’s strategy), and commercial real estate mortgage loans and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Repayment of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally is dependent, in large part, upon sufficient income from the property to cover operating expenses and debt service. Repayment of commercial business loans is contingent on the successful operation of the related business. Repayment of construction loans is contingent upon the successful completion and operation of the project. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, from time-to-time, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

 Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.  The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York metropolitan area have not been as great as many other areas of the country. While the national and regional economies showed signs of improvement during the second half of 2009, unemployment has remained at elevated levels.  The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Banks to meet their financial obligations.  While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses in 2009. We cannot predict the effect of these economic conditions on our financial condition or operating results.  .

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

Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations

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

We participated in the CPP, and are currently participating in the TLGP, but not the CPFF.  Participation in the TLGP may adversely affect our results of operations as a result of higher FDIC assessments payable by participants in the TLGP.

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

Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer

On September 5, 2006, the Board of Directors renewed our Stockholder Rights Plan (the “Rights Plan”), which was originally adopted on and had been in place since September 17, 1996 and had been scheduled to expire on September 30, 2006. The Rights Plan was designed to preserve long-term values and protect stockholders against inadequate offers and other unfair tactics to acquire control of us.  Under the Rights Plan, each stockholder of record at the close of business on September 30, 2006 received a dividend distribution of one right to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $65.  The rights will become exercisable only if a person or group acquires 15% or more of our common stock or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock (the “acquiring person or group”).  In such case, all stockholders other than the acquiring person or group will be entitled to purchase, by paying the $65 exercise price, Common Stock (or a common stock equivalent) with a value of twice the exercise price.  In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the Common Stock, the Board of Directors may, at its option, require each outstanding right (other than rights held by the acquiring person or group) to be exchanged for one share of Common Stock (or one common stock equivalent).  If a person or group becomes an acquiring person and we are acquired in a merger or other business combination or sell more than 50% of our assets or earning power, each right will entitle all other holders to purchase, by payment of $65 exercise price, common stock of the acquiring company with a value of twice the exercise price. The renewed rights plan expires on September 30, 2016.

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

We May Not Be Able to Successfully Implement Our Commercial Business Banking Initiative

Our strategy includes a transition to a more “commercial-like” banking institution. We have developed a complement of deposit, loan and cash management products to support this initiative, and intend to expand these product offerings. A business banking unit builds relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. The success of this initiative is dependent on developing additional product offerings, and building relationships to obtain the deposits and loans. There can be no assurance that we will be able to successfully implement our business strategy with respect to this initiative.

The FDIC’s Recently Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations

The FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Beginning with the second quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  The FDIC adopted a final rule in May 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The final rule also allowed the FDIC to impose possible additional special assessments of up to five basis points thereafter to maintain public confidence in the Deposit Insurance Fund (“DIF”).  Additionally, on September 29, 2009, the Board of Directors of the FDIC proposed to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was collected on December 31, 2009.  The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  There is no guarantee that the higher premiums and special assessments described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums.  Any such future assessments or increases could have a further material impact on our results of operations.

The Potential Adoption of Significant Aspects of the Obama Administration Reform Plan May Have a Material Effect on Our Operations

In June 2009, the Obama Administration released a white paper setting forth its comprehensive plan for financial regulatory reform (the “Reform Plan”).  The Reform Plan contains a number of recommendations and proposals that are intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Most significantly for us, the Reform Plan contains proposals eliminating the federal thrift charter, which would result in Flushing Savings Bank, FSB becoming a national bank, Flushing Financial Corporation becoming a bank holding company subject to consolidated capital requirements and Bank Holding Company Act activity limitations and potential significant erosion of federal preemption of state law.

Legislation has been introduced in Congress to implement the Reform Plan.  This legislation is in an early stage of consideration in Congress, and at this point in time we cannot determine which provisions of the Reform Plan will result in final legislation.  If the more significant provisions of the Reform Plan become law, our operations could be significantly affected.

We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery.  We generally view changes in fair value caused by changes in interest rates as temporary. However, we have recorded other-than-temporary impairment charges on some securities in our portfolio.  If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

We continue to monitor the fair value of our securities portfolio as part of our ongoing other-than-temporary impairment evaluation process.  There can be no assurance that we will not need to recognize other-than-temporary impairment charges related to securities in the future.

We May Not Pay Dividends on Our Common Stock

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

There Can Be No Assurance That The Emergency Economic Stabilization Act Of 2008 and Other Recently Enacted Government Programs Will Help Stabilize The U.S. Financial System

There are no assurances as to what impact EESA, the Stimulus Act, and similar programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA, the Stimulus Act and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock.  EESA, the Stimulus Act and similar programs are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2009, we had goodwill with a carrying amount of $16.1 million.  Declines in the fair value of the reporting unit may result in a future impairment charge.  Any such impairment charge could have a material affect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2009, we have a deferred tax asset of $23.2 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes.  Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B.            Unresolved Staff Comments.

None.

Item 2.               Properties.

At December 31, 2009, the Savings Bank conducted its business through 15 full-service offices and its internet branch, “iGObanking.com®”. The Commercial Bank conducted its business through three full-service branch offices which it shares with the Savings Bank. The Company’s executive offices are located in Lake Success, in Nassau County, NY.

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

Item 4.               Reserved.

PART II

Item 5.               Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2009, we had approximately 801 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.  Our stock closed at $11.26 on December 31, 2009.  The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated.  Such prices do not necessarily reflect retail markups, markdowns, or commissions.  See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2009			2008
	High	Low	Dividend	High	Low	Dividend
First Quarter	$12.16	$4.03	$0.13	$18.54	$12.51	$0.13
Second Quarter	11.86	5.86	0.13	20.31	16.30	0.13
Third Quarter	14.18	8.09	0.13	21.50	14.39	0.13
Fourth Quarter	11.89	10.17	0.13	17.70	10.88	0.13

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2009.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2009	-	$-	-	362,050
November 1 to November 30, 2009	-	-	-	362,050
December 1 to December 31, 2009	-	-	-	362,050
Total	-	$-	-

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

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2009:

	( a ) Number of securities to be issued upon exercise of outstanding options, warrants and rights	( b ) Weighted-average exercise price of outstanding options, warrants and rights	( c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,414,008	$14.33	527,571	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,414,008	$14.33	527,571	(1)

(1) Consists of 209,833 shares available for future non-full value awards and 317,738 shares available for future full value awards.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2004 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2004 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2009. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Flushing Financial Corporation	100.00	79.44	89.40	86.60	66.67	66.77
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Thrift Index	100.00	103.53	120.68	72.40	46.07	42.97
SNL Mid-Atlantic Thrift Index	100.00	97.51	113.70	93.61	77.58	74.00

Item 6.               Selected Financial Data.

At or for the years ended December 31,	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$4,143,246	$3,949,471	$3,354,519	$2,836,521	$2,353,208
Loans, net	3,200,159	2,960,662	2,702,118	2,324,748	1,881,876
Securities available for sale	683,804	747,261	440,100	330,587	337,761
Deposits	2,693,115	2,468,834	2,025,447	1,764,150	1,467,287
Borrowed funds	1,060,245	1,138,949	1,072,551	832,413	689,710
Total stockholders' equity	360,144	301,492	233,654	218,415	176,467
Common stockholders' equity	360,144	231,492	233,654	218,415	176,467
Book value per common share (1)	$11.57	$10.70	$10.96	$10.34	$9.07

Selected Operating Data
Interest and dividend income	$230,061	$216,701	$193,562	$158,384	$132,439
Interest expense	115,275	128,972	122,624	90,680	64,229
Net interest income	114,786	87,729	70,938	67,704	68,210
Provision for loan losses	19,500	5,600	-	-	-
Net interest income after provision for loan losses	95,286	82,129	70,938	67,704	68,210
Non-interest income:
Net gains (losses) on sales of securities and loans	1,401	354	700	813	(45)
Other-than-temporary credit impairment charge on securities	(5,894)	(27,575)	(4,710)	-	-
Net gain from fair value adjustments	4,968	20,090	2,685	-	-
Other income	10,480	14,099	11,578	8,982	6,692
Total non-interest income	10,955	6,968	10,253	9,795	6,647
Non-interest expense	64,909	54,781	50,076	42,742	36,264
Income before income tax provision	41,332	34,316	31,115	34,757	38,593
Income tax provision	15,771	12,057	10,930	13,118	15,051
Net income	$25,561	$22,259	$20,185	$21,639	$23,542

Basic earnings per common share (2)	$0.91	$1.10	$1.02	$1.16	$1.34
Diluted earnings per common share (2)	$0.91	$1.09	$1.01	$1.14	$1.31
Dividends declared per common share (2)	$0.52	$0.52	$0.48	$0.44	$0.40
Dividend payout ratio	57.1%	47.3%	47.1%	37.9%	29.8%
			(Footnotes on the following page)

At or for the years ended December 31,	2009		2008		2007		2006		2005

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.63%		0.62%		0.66%		0.84%		1.07%
Return on average equity	7.80		9.55		9.15		11.14		14.27
Average equity to average assets	8.06		6.54		7.19		7.58		7.47
Equity to total assets	8.69		7.63		6.97		7.70		7.50
Interest rate spread	2.76		2.43		2.23		2.54		3.03
Net interest margin	2.96		2.60		2.44		2.78		3.24
Non-interest expense to average assets	1.60		1.54		1.63		1.67		1.64
Efficiency ratio	51.76		55.11		60.20		55.21		48.03
Average interest-earning assets to average interest-bearing liabilities	1.07	x	1.04	x	1.05	x	1.06	x	1.07	x

Regulatory capital ratios: (3)
Tangible capital	8.84%		7.92%		7.27%		6.91%		7.14%
Core capital	8.84		7.92		7.27		6.91		7.14
Total risk-based capital	13.49		13.02		11.20		10.99		12.12

Asset quality ratios:
Non-performing loans to gross loans (4)	2.68%		1.35%		0.22%		0.13%		0.13%
Non-performing assets to total assets (5)	2.32		1.03		0.18		0.11		0.10
Net charge-offs to average loans	0.33		0.04		0.02		-		0.01
Allowance for loan losses to gross loans	0.63		0.37		0.25		0.30		0.34
Allowance for loan losses to total non-performing assets (5)	21.10		27.09		112.57		225.72		260.39
Allowance for loan losses to total non-performing loans (4)	23.67		27.59		112.57		225.72		260.39

Full-service customer facilities	15		14		14		12		9

(1)
Calculated by dividing common stockholders’ equity of $360.1 million and $231.5 million at December 31, 2009 and 2008, respectively, by 31,127,664 and 21,625,709 shares outstanding at December 31, 2009 and 2008, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

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

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank” and together with the Savings Bank, the “Banks”).

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

Flushing Financial Corporation also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts formed during 2007 to issue a total of $60.0 million of capital securities, and $1.9 million of common securities (which are the only voting securities). Flushing Financial Corporation owns 100% of the common securities of the Trusts. The Trusts used the proceeds from the issuance of these securities to purchase junior subordinated debentures from Flushing Financial Corporation. Flushing Financial Corporation previously owned Flushing Financial Capital Trust I (“Trust I”), which was a special purpose business trust formed in 2002 similar to the Trusts discussed above. Trust I called its outstanding capital securities during July 2007, and was then liquidated. The Trusts are not included in our consolidated financial statements as we would not absorb the losses of the Trusts if losses were to occur.

The following discussion of financial condition and results of operations includes the collective results of the Flushing Financial Corporation and its subsidiaries (collectively, the “Company”), but reflects principally the Savings Bank’s activities. Management views the Company as operating as a single unit - a community savings bank. Therefore, segment information is not provided.

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

On December 19, 2008 we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier I capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of the Common Stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of EESA as implemented by any guidance or regulation under Section 111(b) of EESA that had been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the Warrant were reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million. At the time we redeemed the preferred stock, we wrote off the unamortized issuance costs of the preferred stock of $1.3 million. This write-off reduced diluted earnings per common share by $0.06 for the full year of 2009.

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units), multi-family residential and, to a lesser extent, commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans.

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

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential and one-to-four family mixed-use property mortgage loans;

•	transition from a traditional thrift to a more ‘commercial-like’ banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors; and

•	manage interest rate risk and capital.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Multi-Family Residential and One-to-Four Family Lending.  In recent years, we have emphasized the origination of higher-yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. During 2009, we reduced our emphasis on commercial real estate lending. We expect to continue this emphasis on higher-yielding multi-family residential and one-to-four family mixed-use property mortgage loan products, while we continue to deemphasize commercial real estate lending.

The following table shows loan originations and purchases during 2009, and loan balances as of December 31, 2009.

	Loan Originations and Purchases	Loan Balances December 31, 2009	Percent of Gross Loans
	(Dollars in thousands)
Multi-family residential	$212,274	$1,158,700	36.18%
Commercial real estate	79,251	790,099	24.66
One-to-four family ― mixed-use property	33,053	744,560	23.24
One-to-four family ― residential	54,669	249,920	7.80
Co-operative apartment	534	6,553	0.20
Construction	18,263	97,270	3.04
Small Business Administration	4,457	17,496	0.55
Taxi Medallion	61,049	61,424	1.92
Commercial Business and Other	37,040	77,351	2.41
Total	$500,590	$3,203,373	100.00%

Our increased emphasis in recent years on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

Transition to a More ‘Commercial-like’ Banking Institution. We established a business banking unit during 2006 staffed with a team of experienced commercial bankers. We have developed a complement of deposit, loan and cash management products to support this initiative, and expanded these product offerings. The business banking unit is responsible for building business relationships in order to obtain lower-costing deposits, generate fee income, and originate commercial business loans. Building these business relationships could provide us with a lower-costing source of funds and higher-yielding adjustable-rate loans, which would help us manage our interest-rate risk.

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens.   Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens.  Queens in particular exhibits a high level of ethnic diversity.  An important element of our strategy is to service the multi-ethnic consumer and business.  We have a particular concentration in the Asian communities- among them Chinese and Korean populations.  Both groups are noted for high levels of savings, education and entrepreneurship.  In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages.   We have an Asian advisory board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community.  Our focus on the Asian community in Queens, where we have four branches, has resulted in us obtaining over $400 million in deposits in these branches.  We also have over $200 million of loans outstanding to borrowers in the Asian community.

Maintain Asset Quality.  By adherence to our strict underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $10.2 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. We seek to maintain our loans in performing status through, among other things, strict collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Savings Bank on a monthly basis. We have sold and may continue to sell delinquent mortgage loans. We sold 17 delinquent mortgage loans totaling $6.3 million, 32 delinquent mortgage loans totaling $13.6 million during the years ended December 31, 2009, and 2008, respectively. We recorded $83,000 in charge-offs to the allowance for loan losses for the non-performing loans that were sold during 2009.  We did not record any charges to the allowance for loan losses for the non-performing loans that were sold during 2008. We realized gross gains of $4,000, and $74,000 on the sale of non-performing mortgage loans for the years ended December 31, 2009 and 2008, respectively.  We realized gross losses of $224,000 on the sale of non-performing mortgage loans for the year ended December 31, 2008. We did not record any gross losses for the year ended December 31, 2009. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $96.3 million and $40.7 million at December 31, 2009 and 2008, respectively. Non-performing assets as a percentage of total assets were 2.32% and 1.03% at December 31, 2009 and 2008, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In 2006, we initiated our business banking operation that we designed specifically to develop full business relationships thereby bringing in lower cost checking and money market deposits. At December 31, 2009, deposits balances in the business sector are $60.0 million. We also have an internet branch, “iGObanking.com®”, as a division of the Savings Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $323.8 million at December 31, 2009, at rates lower than our current certificates of deposit base and borrowings. During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York as an additional source of deposits. At December 31, 2009, deposits in Flushing Commercial Bank totaled $359.3 million at rates below our average cost of funds.  We also obtain deposits through brokers and the CDARS® network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Banks are members of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. These borrowings help us fund asset growth and increase net interest income. During 2009, we realized an increase in due to depositors of $228.7 million, with lower-costing core deposits increasing $434.7 million and higher-costing certificates of deposit decreasing $205.9 million, and a decrease in borrowings of $78.7 million.

Cross Sell to Lending and Deposit Customers. A significant portion of our lending and deposit customers do not have both their loans and deposits with us. We intend to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded in the past four years and are expected to be further expanded in 2010 to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

Take Advantage of Market Disruptions to Attract Talent and Customers From Competitors. The New York City market place has been dominated by large institutions, many of which recently have run into difficult situations due to the recessionary environment.  During this time period we have been able to attract talent from such large commercial banks. That talent has brought with it significant business relationships. The preoccupation of our large competitors with significant profitability concerns has caused them to reduce lending and make their customer base more vulnerable.  We have been able to see a larger number of strong companies that have been caught in a retrenchment by their existing large institution. We anticipate this environment remaining for some period of time as large banks work through their continuing problems.

We have in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches.  We have in the past opened new branches.  In 2006, we completed the acquisition of Atlantic Liberty Savings and opened a branch in Bayside, Queens.  Two branches were also opened in Queens in the first quarter of 2007, and one branch has been opened in Nassau County in the first quarter of 2009.  We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve.

Manage Interest Rate Risk and Capital. We seek to manage our interest rate risk by actively reviewing the repricing and maturities of our interest rate sensitive assets and liabilities.  The mix of loans we originate (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions.  We seek to manage the interest rate risk of our loan portfolio by actively managing our security portfolio and borrowings.  By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, we have the ability to manage the combined interest rate sensitivity of our assets.  Additionally, we seek to balance the interest rate sensitivity of our assets by managing the maturities of our liabilities.  The Savings Bank faces several minimum capital requirements imposed by the OTS.  These requirements limit the dividends the Savings Bank is allowed to pay to Flushing Financial Corporation, and can limit the annual growth of the Savings Bank.

Trends and Contingencies. Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates rose during the first half of 2006, remained at those levels throughout most of 2007, and declined throughout 2008 and 2009, we remained strategically focused on the origination of multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced. We also established a business banking unit during the second half of 2006, and launched an internet branch in November 2006.

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

During the first half of 2006, the Federal Reserve’s Federal Open Market Committee (“FOMC”) increased short term interest rates through their meeting in June, while longer-term interest rates remained relatively stable. As a result, the yield curve flattened to the point where there was little difference between the rate on overnight funds and the rate on ten year bonds. During the second half of 2006 and through September 2007, the FOMC maintained the overnight rate, while longer term rates declined, resulting in an inverted yield curve. As a result, our net interest margin declined as the spread between the rates we received on loans originated narrowed compared to the rates paid on new deposits. The FOMC began lowering the overnight interest rate in the fourth quarter of 2007, and the treasury yield curve returned to a more normal slope by the end of 2007. The FOMC continued to lower the overnight interest rate throughout 2008, and maintained this low interest rate environment throughout 2009. The treasury yield curve remained positively sloped throughout 2008 and 2009. While demand for our higher-yielding loan products declined during 2009, we grew our loan portfolio $239.5 million in 2009. We funded this growth with principal payments received on our securities portfolio and deposit growth. At December 31, 2009, we had loan applications in process of $158.4 million.

As a result of balance sheet growth combined with a 33 basis point improvement in our net interest spread, net interest income increased $27.1 million to $114.8 million in 2009 from $87.7 million in 2008.  The yield on interest-earning assets decreased 49 basis points to 5.93% for the year ended December 31, 2009 from 6.42% for the year ended December 31, 2008. However, this was more than offset by a decline in the cost of funds of 82 basis points to 3.17% for the year ended December 31, 2009 from 3.99% for the comparable prior year period.  The net interest margin increased 36 basis points to 2.96% for 2009 as compared to 2.60% for 2008. The net interest margin increased to 3.14% in the fourth quarter of 2009 as compared to 2.55% in the fourth quarter of 2008.

The 82 basis point decline in the cost of deposits for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was partially the result of a shift in our deposit concentrations during 2009.  During the year ended December 31, 2009, lower-costing core deposits increased $434.7 million while higher costing certificates of deposit and borrowings decreased $205.9 million and $78.7 million, respectively. The cost of funds declined to 2.96% in the fourth quarter of 2009 from 3.85% in the fourth quarter of 2008.

We are unable to predict the direction of future interest rate changes. Approximately 46% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York metropolitan area have not been as great as many other areas of the country. While the national and regional economies showed signs of improvement during the second half of 2009, unemployment has remained at elevated levels. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit to meet their financial obligations. This deterioration in the economy resulted in an increase in our non-performing loans during 2008 and 2009, with non-performing loans totaling $85.9 million at December 31, 2009 and $40.0 million at December 31, 2008 compared to non-performing loans totaling $5.9 million at December 31, 2007. We recorded a $19.5 million provision for loan losses in 2009. However, we also saw an increase in our loan portfolio and deposits in 2009. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 13% and 19%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2009
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$323,103	$545,355	$1,060,779	$794,413	$280,836	$42,616	$3,047,102
Other loans	13,856	95,880	37,296	4,625	4,614	-	156,271
Short-term securities (1)	23,542	-	-	-	-	-	23,542
Securities available for sale:
Mortgage-backed securities	57,393	95,518	180,570	94,424	102,761	117,777	648,443
Other	8,015	1,249	7,574	3,388	-	15,135	35,361
Total interest-earning assets	425,909	738,002	1,286,219	896,850	388,211	175,528	3,910,719

Interest-Bearing Liabilities
Savings accounts	20,274	60,822	162,192	91,767	91,766	-	426,821
NOW accounts	-	-	-	-	-	503,159	503,159
Money market accounts	13,470	40,410	107,760	107,760	145,057	-	414,457
Certificate of deposit accounts	186,647	465,394	281,791	270,590	26,089	-	1,230,511
Mortgagors' escrow deposits	-	-	-	-	-	26,791	26,791
Borrowings	197,447	202,263	340,098	152,437	168,000	-	1,060,245
Total interest-bearing liabilities (2)	$417,838	$768,889	$891,841	$622,554	$430,912	$529,950	$3,661,984

Interest rate sensitivity gap	$8,071	$(30,887)	$394,378	$274,296	$(42,701)	$(354,422)	$248,735
Cumulative interest-rate sensitivity gap	$8,071	$(22,816)	$371,562	$645,858	$603,157	$248,735
Cumulative interest-rate sensitivity gap as a percentage of total assets	0.19%	-0.55%	8.97%	15.59%	14.56%	6.00%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	101.93%	98.08%	117.88%	123.91%	119.26%	106.79%

(1)  Consists of interest-earning deposits.
(2)  Does not include non-interest bearing demand accounts totaling $91.4 million at December 31, 2009.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2009. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2009, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2009	2008	2009	2008	2009	2008
-200 basis points	-0.49%	0.27%	4.06%	12.57%	13.25%	10.10%
-100 basis points	0.74	0.37	7.38	8.70	12.85	9.89
Base interest rate	―	―	―	―	12.14	9.26
+100 basis points	-3.52	-3.38	-10.59	-13.31	11.08	8.20
+200 basis points	-3.76	-9.25	-11.22	-28.59	10.06	6.93

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2009				2008				2007
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,952,400	$187,760	6.36%		$2,731,823	$182,832	6.69%		$2,438,479	$167,537	6.87%
Other loans, net (1)(2)	133,495	6,557	4.91		110,110	7,172	6.51		95,771	7,450	7.78
Total loans, net	3,085,895	194,317	6.30		2,841,933	190,004	6.69		2,534,250	174,987	6.90
Mortgage-backed securities	690,181	33,430	4.84		420,815	21,836	5.19		300,196	14,945	4.98
Other securities	55,805	2,223	3.98		82,351	4,267	5.18		51,767	2,923	5.65
Total securities	745,986	35,653	4.78		503,166	26,103	5.19		351,963	17,868	5.08
Interest-earning deposits and federal funds sold	47,639	91	0.19		32,350	594	1.84		15,222	707	4.64
Total interest-earning assets	3,879,520	230,061	5.93		3,377,449	216,701	6.42		2,901,435	193,562	6.67
Other assets	186,087				184,377				164,966
Total assets	$4,065,607				$3,561,826				$3,066,401

Interest-bearing liabilities:
Deposits:
Savings accounts	$422,399	5,529	1.31		$365,885	7,793	2.13		$310,457	7,574	2.44
NOW accounts	373,854	5,906	1.58		147,003	3,688	2.51		57,915	913	1.58
Money market accounts	334,703	5,290	1.58		303,776	9,704	3.19		294,402	12,425	4.22
Certificate of deposit accounts	1,423,746	49,987	3.51		1,275,964	55,501	4.35		1,168,620	57,029	4.88
Total due to depositors	2,554,702	66,712	2.61		2,092,628	76,686	3.66		1,831,394	77,941	4.26
Mortgagors' escrow accounts	35,879	66	0.18		35,465	68	0.19		32,403	76	0.23
Total interest-bearing deposits	2,590,581	66,778	2.58		2,128,093	76,754	3.61		1,863,797	78,017	4.19
Borrowings	1,043,202	48,497	4.65		1,107,634	52,218	4.71		897,821	44,607	4.97
Total interest-bearing liabilities	3,633,783	115,275	3.17		3,235,727	128,972	3.99		2,761,618	122,624	4.44
Non interest-bearing demand deposits	76,559				71,613				65,508
Other liabilities	27,379				21,413				18,668
Total liabilities	3,737,721				3,328,753				2,845,794
Equity	327,886				233,073				220,607
Total liabilities and equity	$4,065,607				$3,561,826				$3,066,401

Net interest income /net interest rate spread (3)		$114,786	2.76%			$87,729	2.43%			$70,938	2.23%

Net interest-earning assets /net interest margin (4)	$245,737		2.96%		$141,722		2.60%		$139,817		2.44%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.04	X			1.05	X

(1)	Average balances include non-accrual loans.
(2)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.7 million, $3.7 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to			Compared to
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$14,252	$(9,324)	$4,928	$19,768	$(4,473)	$15,295
Other loans, net	1,348	(1,963)	(615)	1,031	(1,309)	(278)
Mortgage-backed securities	13,154	(1,560)	11,594	6,237	654	6,891
Other securities	(1,189)	(855)	(2,044)	1,604	(260)	1,344
Interest-earning deposits and federal funds sold	195	(698)	(503)	481	(594)	(113)
Total interest-earning assets	27,760	(14,400)	13,360	29,121	(5,982)	23,139

Interest-Bearing Liabilities:
Deposits:
Savings accounts	1,070	(3,334)	(2,264)	1,252	(1,033)	219
NOW accounts	3,993	(1,775)	2,218	2,007	768	2,775
Money market accounts	901	(5,315)	(4,414)	386	(3,107)	(2,721)
Certificate of deposit accounts	5,970	(11,484)	(5,514)	4,976	(6,504)	(1,528)
Mortgagors' escrow accounts	1	(3)	(2)	6	(14)	(8)
Borrowings	(3,052)	(669)	(3,721)	10,033	(2,422)	7,611
Total interest-bearing liabilities	8,883	(22,580)	(13,697)	18,660	(12,312)	6,348

Net change in net interest income	$18,877	$8,180	$27,057	$10,461	$6,330	$16,791

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General.  Net income for the year ended December 31, 2009 was $25.6 million, an increase of $3.3 million or 14.8%, as compared to $22.3 million for the year ended December 31, 2008. Diluted earnings per common share were $0.91 for the year ended December 31, 2009, a decrease of $0.18, or 16.5%, from $1.09 in the year ended December 31, 2008. Diluted earnings per common share for the year ended December 31, 2009 were reduced by $0.13 from income allocated to preferred shareholders, including dividends and the amortization of preferred issuance costs and were further reduced by an additional $0.06 due to the write-off of unamortized issuance costs upon the redemption of the preferred stock.  In addition, earnings per diluted common share were reduced by $0.11 due to a 2.5 million share increase in average common shares outstanding for the year ended December 31, 2009 as a result of the issuance of 9.3 million shares in a common stock offering completed in 2009.

Return on average equity was 7.80% for the year ended December 31, 2009 compared to 9.55% for the year ended December 31, 2008. The decrease in the return on average equity is due to an increase in the average balance of equity of $94.8 million. Return on average assets was 0.63% and 0.62% for the years ended December 31, 2009 and 2008, respectively.

Interest Income. Interest income increased $13.4 million, or 6.2%, to $230.1 million for the year ended December 31, 2009 from $216.7 million for the year ended December 31, 2008. This is the result of a $502.1 million increase in the average balance of interest-earning assets during 2009 compared to 2008, partially offset by a 49 basis point decrease in the yield of interest-earning assets during 2009 compared to 2008. The decline in the yield of interest-earning assets was primarily due to a 39 basis point reduction in the yield of the loan portfolio combined with a $258.1 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 39 basis point reduction in the yield of the loan portfolio to 6.30% for the year ended December 31, 2009 from 6.69% for the year ended December 31, 2008 was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have continued to decline, and an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio declined 33 basis points to 6.36% for the year ended December 31, 2009 from 6.69% for the year ended December 31, 2008.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 24 basis points to 6.31% for the year ended December 31, 2009 from 6.55% for the year ended December 31, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $244.0 million in the average balance of the loan portfolio to $3,085.9 million for the year ended December 31, 2009.

  Interest income from securities increased $9.6 million, as the average balance increased $242.8 million for the year ended December 31, 2009 to $746.0 million, partially offset by a 41 basis point decrease in the yield to 4.78% during 2009 from 5.19% during 2008. The increase in the average balance of the securities portfolios was used to support the activities of Flushing Commercial Bank. Interest income from interest-bearing deposits and federal funds sold decreased $0.5 million as an increase in the average balance of $15.3 million for the year ended December 31, 2009 to $47.6 million was more than offset by a decrease in the yield of 165 basis points to 0.19% during 2009 from 1.84% during 2008.

Interest Expense. Interest expense decreased $13.7 million, or 10.6%, to $115.3 million for the year ended December 31, 2009 from $129.0 million for the year ended December 31, 2008. An 82 basis point reduction in the cost of interest-bearing liabilities to 3.17% for the year ended December 31, 2009 from 3.99% for the year ended December 31, 2008 more than offset an increase of $398.1 million in the average balance of interest-bearing liabilities to $3,633.8 million for the year ended December 31, 2009 from $3,235.7 million for the year ended December 31, 2008.  The decrease in the cost of interest-bearing liabilities is primarily attributed to the Federal Open Market Committee lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the year ended December 31, 2009. This has allowed the Bank to reduce the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 84 basis points, 161 basis points, 82 basis points and 93 basis points respectively, for the year ended December 31, 2009 compared to the same period in 2008.  The cost of due to depositors was also reduced due to the Banks’ focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $314.3 million for the year ended December 31, 2009 compared to the same period in 2008, partially offset by the average balance of higher-costing certificates of deposits increasing $147.8 million for the year ended December 31, 2009 compared to the comparable period in 2008. This resulted in a decrease in the cost of due to depositors of 105 basis points to 2.61% for the year ended December 31, 2009 from 3.66% for the year ended December 31, 2008. The increase in deposits allowed the Bank to reduce its reliance on borrowings, as the average balance of borrowings declined $64.4 million to $1,043.2 million for the year ended December 31, 2009 from $1,107.6 million for the year ended December 31, 2008, with the cost of borrowings decreasing six basis points to 4.65% for the year ended December 31, 2009 from 4.71% for the year ended December 31, 2008.

Net Interest Income. Net interest income for the year ended December 31, 2009 totaled $114.8 million, an increase of $27.1 million, or 30.8%, from $87.7 million for 2008.  The net interest spread increased 33 basis points to 2.76% for 2009 from 2.43% in 2008. The yield on interest-earning assets decreased 49 basis points to 5.93% for the year ended December 31, 2009 from 6.42% for the year ended December 31, 2008. However, this was more than offset by a decline in the cost of funds of 82 basis points to 3.17% for the year ended December 31, 2009 from 3.99% for the comparable prior year period. The net interest margin improved 36 basis points to 2.96% for the year ended December 31, 2009 from 2.60% for the year ended December 31, 2008. Excluding prepayment penalty income, the net interest margin would have been 2.92% and 2.48% for the years ended December 31, 2009 and 2008, respectively.

Provision for Loan Losses.  A provision for loan losses of $19.5 million was recorded for the year ended December 31, 2009 compared to $5.6 million recorded in the year ended December 31, 2008. In assessing the adequacy of the Company's allowance for loan losses, management considered the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The provision for loan losses recorded in 2009 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in 2009.  This increase in non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Prior to 2009, the Savings Bank had recorded minimal losses on mortgage loans. The Savings Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans, the current economic uncertainties, and the charge-

offs recorded during 2009, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for loan losses in the year ended 2009.

The ratio of non-performing loans to gross loans was 2.68% and 1.35% at December 31, 2009 and 2008, respectively.  The allowance for loan losses as percentage of non-performing loans was 24% and 28% at December 31, 2009 and 2008, respectively.  The ratio of allowance for loan losses to gross loans was 0.63% and 0.37% at December 31, 2009 and 2008, respectively. The Company experienced net charge-offs of $10.2 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.

        Non-Interest Income.  Non-interest income increased $4.0 million for the year ended December 31, 2009 to $11.0 million, or 57.2%, as compared to $7.0 million for the year ended December 31, 2008. The net gain recorded from financial assets and financial liabilities carried at fair value decreased $15.1 million to a net gain of $5.0 million for the year ended December 31, 2009 compared to a net gain of $20.1 million for the year ended December 31, 2008. The $15.1 million decline in fair value net gains was more than offset by a $21.7 million decline in other-than-temporary impairment (“OTTI”) charges to $5.9 million for the year ended December 31, 2009 from $27.6 million for the year ended December 31, 2008. The OTTI charges for 2009 related to two pooled trust preferred securities totaling $2.8 million and four private issue collateralized mortgage obligations totaling $3.1 million compared to a $27.6 million OTTI charge on investments in Freddie Mac and Fannie Mae preferred stocks for the year ended December 31, 2008. The year ended December 31, 2008 also included income of $2.4 million representing a partial recovery of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement, and was included in Other Income.

           Non-Interest Expense. Non-interest expense was $64.9 million for the year ended December 31, 2009, an increase of $10.1 million, or 18.5%, from $54.8 million for the year ended December 31, 2008. Employee salary and benefits increased $3.8 million, which is primarily attributed to the growth of the Bank, including one new branch and the expansion of the collections department, and increased costs for postretirement benefits. Occupancy and equipment, data processing, and depreciation and amortization increased $0.3 million, $0.2 million and $0.3 million, respectively, primarily due to the growth of the Bank.  Other operating expense increased $0.8 million primarily due an increase in foreclosure expense as non-performing loans increased from the prior year period. FDIC insurance increased $4.9 million compared to the comparable prior year period, as the FDIC raised the deposit insurance premiums during 2009, and a $2.0 million special assessment was levied during the quarter ended June 30, 2009 by the FDIC to partially replenish the deposit insurance fund.  The efficiency ratio was 51.8% and 55.1% for the years ended December 31, 2009 and 2008, respectively.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2009 increased $3.7 million to $15.8 million, compared to $12.1 million for the year ended December 31, 2008.  This increase is primarily attributed to the increase of $7.0 million in income before income taxes combined with an increase in the effective tax rate to 38.2% for the year ended December 31, 2009 from 35.1% for the year ended December 31, 2008. The increase in the effective tax rate was the result of an increase in net income before income taxes combined with a decline in tax preference items for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

             General.  Diluted earnings per common share increased 6.9% to $1.09 for the year ended December 31, 2008 from $1.02 for the year ended December 31, 2007. Net income for the year ended December 31, 2008 was $22.3 million, an increase of $2.1 million, or 10.3%, from the $20.2 million earned in the year ended December 31, 2007. The years ended December 31, 2008 and 2007 included after-tax other-than-temporary impairment charges of $15.3 million, or $0.76 per diluted common share, and $2.6 million, or $0.13 per diluted common share, respectively, related to the Company’s investments in preferred stock of Freddie Mac and Fannie Mae.  The years ended December 31, 2008 and 2007 also included net after-tax gains attributed to changes in fair value of financial assets and financial liabilities carried at fair value of $11.2 million, or $0.55 per diluted common share, and $1.5 million, or $0.08 per diluted common share, respectively. Net interest income for the year ended December 31, 2008 was $87.7 million, an increase of $16.8 million, or 23.7% from $70.9 million for the year ended December 31, 2007.  Non-interest income decreased $3.3 million, or 32.0%, as increases seen in most sources of income were more than offset by the other-than-temporary impairment charge. Non-interest expense increased $4.7 million, or 9.4%, primarily due to expenditures related to our growth and expansion, and an increase in deposit insurance expense.

Return on average assets decreased to 0.62% for the year ended December 31, 2008 from 0.66% for the year ended December 31, 2007. Return on average equity increased to 9.55% for the year ended December 31, 2008 from 9.15% for the year ended December 31, 2007.

Interest Income. Interest income increased $23.1 million, or 12.0%, to $216.7 million for the year ended December 31, 2008 from $193.6 million for the year ended December 31, 2007. This was the result of a $476.0 million increase in the average balance of interest-earning assets during 2008 compared to 2007, partially offset by a 25 basis point decrease in the yield of interest-earning assets during 2008 compared to 2007. The decline in the yield of interest-earning assets was primarily due to a 21 basis point reduction in the yield of the loan portfolio combined with a $168.3 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 21 basis point reduction in the yield of the loan portfolio to 6.69% for the year ended December 31, 2008 from 6.90% for the year ended December 31, 2007 was primarily the result of adjustable rate loans adjusting downward, as rates declined throughout 2008. Additionally, an increase in non-accrual loans reduced the yield of the loan portfolio. The yield was positively impacted by the average rate on mortgage loans originated during the twelve months ended December 31, 2008 being higher than the average rate of both the existing loan portfolio and mortgage loans that were paid-in-full during the period.  The yield on the mortgage loan portfolio declined 18 basis points to 6.69% for the year ended December 31, 2008 from 6.87% for the year ended December 31, 2007.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 17 basis points to 6.55% for the year ended December 31, 2008 from 6.72% for the year ended December 31, 2007. The decline in the yield of interest-earning assets was partially offset by an increase of $307.7 million in the average balance of the loan portfolio to $2,841.9 million for the year ended December 31, 2008.

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

Interest Expense. Interest expense increased $6.3 million, or 5.2%, to $129.0 million for the year ended December 31, 2008 from $122.6 million for the year ended December 31, 2007. An increase of $474.1 million in the average balance of interest-bearing liabilities was partly offset by a 45 basis point decrease in the cost of interest-bearing liabilities to 3.99% for the year ended December 31, 2008 from 4.44% for the year ended December 31, 2007.  The decrease in the cost of interest-bearing liabilities was primarily attributed to the FOMC lowering the overnight interest rate to a range of 0.00% to 0.25% as of December 31, 2008. Certificates of deposit, money market accounts and saving accounts decreased 53 basis points, 103 basis points and 31 basis points respectively, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  NOW accounts increased 93 basis points for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to the introduction and promotion of new products which, although carrying a higher rate than other products in these types of accounts, had a lower rate during the year ended December 31, 2008 than the average cost of deposits.  This resulted in a decrease in the cost of due to depositors of 60 basis points to 3.66% for the year ended December 31, 2008 compared to 4.26% for the year ended December 31, 2007. The cost of borrowings also decreased 26 basis points to 4.71% for the year ended December 31, 2008 compared to 4.97% for the year ended December 31, 2007. The average balance of higher-costing certificates of deposit and borrowings increased $107.3 million and $209.8 million, respectively, for the year ended December 31, 2008 compared to the prior year period. In addition, the combined average balances of lower-costing savings, money market and NOW accounts increased a total of $153.9 million for the year ended December 31, 2008 compared to the prior year period.

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

Provision for Loan Losses. A provision for loan losses of $5.6 million was recorded for the year ended December 31, 2008. There was no provision for loan losses for the year ended December 31, 2007. In assessing the adequacy of the Company's allowance for loan losses, management considered the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The provision for loan losses recorded in 2008 was primarily due to an increase in non-performing loans.  This increase in non-performing loans primarily consisted of mortgage loans that are located in the New York City metropolitan market. Historically, through December 31, 2008, we had not incurred losses on mortgage loans, primarily due to our conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans and current economic uncertainties, management, as a result of the regular quarterly analyses of the allowance for loans losses, deemed it necessary to record additional provisions for possible loan losses in the year ended December 31, 2008. The ratio of non-performing loans to gross loans was 1.35% and 0.22% at December 31, 2008 and 2007, respectively.  The allowance for loan losses as percentage of non-performing loans was 28% and 113% at December 31, 2008 and 2007, respectively.  The ratio of allowance for loan losses to gross loans was 0.37% and 0.25% at December 31, 2008 and 2007, respectively. The Company experienced net charge-offs of $1.2 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

Non-Interest Income.  Non-interest income decreased $3.3 million, or 32.0%, for the year ended December 31, 2008 to $7.0 million, as compared to $10.3 million for the year ended December 31, 2007. Increases of $17.4 million in the net gain attributed to changes in fair value of financial assets and financial liabilities carried at fair value, $0.2 million in dividends received from FHLB-NY stock, and $0.5 million in income from Bank Owned Life Insurance were more than offset by a $0.5 million decrease in fee income and a $22.9 million increase in other-than-temporary impairment charges recorded during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The net gain in fair value of financial assets and financial liabilities carried at fair value was primarily the result of widening credit spreads in credit markets on trust preferred securities and the related junior subordinated debentures.  The other-than-temporary impairment charges in both years were on the preferred stock issues of Freddie Mac and Fannie Mae, two government sponsored entities. These preferred shares were written down to their market value of $0.6 million at December 31, 2008.  The year ended December 31, 2008 included income of $2.4 million representing a partial recovery of a loss sustained in 2002, on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement, and was included in Other Income.

 Non-Interest Expense. Non-interest expense was $54.8 million for the year ended December 31, 2008, an increase of $4.7 million, or 9.4%, from $50.1 million for the year ended December 31, 2007. The increase from the comparable prior year period was primarily attributed to increases of: $2.6 million in employee salary and benefits, $0.6 million in professional services and $0.4 million in data processing expense, each of which is primarily attributed to the growth of the Bank over the twelve months ended December 31, 2008.  Additionally, other operating expense increased $1.2 million, primarily due to an increase in deposit insurance expense.  The efficiency ratio was 55.1% and 60.2% for the years ended December 31, 2008 and 2007, respectively.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2008 increased $1.1 million to $12.1 million, compared to $10.9 million for the year ended December 31, 2007.  This increase was primarily attributed to the increase of $3.2 million in income before income taxes. The effective tax rate was 35.1% for the year ended December 31, 2008, the same as that for the year ended December 31, 2007.

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2009, the Savings Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2009, the Savings Bank may borrow up to $1,242.9 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2009, the Savings Bank had $838.8 million in FHLB-NY advances. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $34.5 million (which are included in Borrowed Funds) and the Savings Bank had $186.9 million in repurchase agreements to fund lending and investment opportunities. (See Note 8 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $28.4 million, a decrease of $2.0 million from December 31, 2008. We also held marketable securities available for sale with a carrying value of $683.8 million at December 31, 2009.

At December 31, 2009, we had commitments to extend credit (principally real estate mortgage loans) of $39.6 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of

$73.5 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest and operating expenses in 2009 were $115.3 million and $64.9 million, respectively. Certificate of deposit accounts that are scheduled to mature in one year or less as of December 31, 2009 totaled $651.9 million.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2009, we did not make a contribution to the employee pension plan, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. We expect to pay similar amounts for these plans in 2010. (See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 5.75% for 2009. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, the rate of increase in future compensation levels, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2009, our employee pension plan and medical and life insurance plan have unrecognized losses of $8.0 million and $0.5 million, respectively.  The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years and the net decline in the market value of the pension plan’s investments, which was the result of the decline in the major stock markets in 2008. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years.   In addition, the non-employee director pension plan has an unrecognized past service liability of $0.3 million due to plan amendments in prior years and the medical and life insurance plan have a $1.0 million past service credit due to plan amendments.  The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $4.1 million as of December 31, 2009.

The change in the discount rate, the reduction in medical premiums and discontinued life insurance benefits to future retirees are the only significant changes made to the assumptions used for these plans for each of the years in the three years ended December 31, 2009. During the years ended December 31, 2009 and 2007 the actual return on the employee pension plan’s assets has approximated the assumed return used to determine the periodic pension expense. During 2008, the return on the pension plan’s assets was negative due to the decline in the major stock markets. Our actuaries had assumed a positive return on the plan’s assets for 2008.

The market value of the assets of our employee pension plan is $12.3 million at December 31, 2009, which is $3.7 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2009, funds provided by our operating activities amounted to $28.0 million.  These funds, together with $162.8 million provided by financing activities, were utilized to fund net investing activities of $192.8 million.  Funds provided by financing activities were primarily the result of growth in due to depositors of $228.7 million and the issuance of common stock which raised $101.5 million, partially offset by the redemption of preferred shares and common stock Warrant of $70.9 million and the net repayment of borrowings of $76.4 million. Principal payments and calls on loans and securities provided additional funds.  Our primary investment activity is the origination and purchase of loans, and the purchase of mortgage-backed securities. During 2009, we had loan originations and purchases of $500.6 million. In addition during 2009, we purchased $189.0 million of mortgage-backed and other securities.

At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2009 was $2.0 million. In the unlikely event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Savings Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Savings Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Savings Bank, Flushing Financial Corporation is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. Flushing Financial Corporation is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

Regulatory Capital Position.  Under applicable regulatory capital regulations, the Banks are required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2009 and 2008, each of the Banks exceeded each of their three regulatory capital requirements. (See Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Participation in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

Throughout the recessionary environment, we remained a profitable, “well capitalized” institution, so it was not without significant consideration that we elected to participate in the U.S. Treasury’s Capital Purchase Program. On December 19, 2008, we issued 70,000 shares of the preferred stock (with a liquidation preference value of $1,000 per share) and a warrant to purchase 751,611 shares of the Company’s common stock at $13.97 per share to the Treasury for an aggregate purchase price of $70.0 million. We did so because our historically strong ability to grow deposits and make quality loans enabled the Savings Bank to put this additional capital to good work.

Common Stock Offering

On September 22, 2009, we completed a public offering for 8,317,400 shares of common stock at a price of $11.50 per share. On October 1, 2009, the underwriters exercised their over-allotment option to purchase an additional 1,012,610 common shares at $11.50 per share. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $101.5 million.

Redemption of Preferred Stock

The common stock offering discussed above was a Qualified Equity Offering. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the warrant issued to the U.S. Treasury was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. Management selected, as of January 1, 2007, financial assets and financial liabilities with fair values of $160.7 million and $120.1 million, respectively, for the fair value option. We elected to measure at fair value junior subordinated debt (commonly known as trust preferred securities) with a face amount of $61.8 million that was issued during 2007. We also elected to measure at fair value securities that were purchased during 2008 and 2007 at a cost of $5.0 million and $21.4 million, respectively.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as Available for Sale and are carried at fair value in the Consolidated Statements of Financial Position, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2009 and 2008, we recorded other-than-temporary impairment charges of $5.9 million and $27.6 million, respectively, for certain pooled trust preferred securities, private label collateralized mortgage obligations, and preferred stocks.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using level 2 inputs, which requires judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The private label collateralized mortgage obligations for which other-than-temporary impairment charges were recorded in 2009 were valued using a level 2 input. The pooled trust preferred securities for which other-than-temporary impairment charges were recorded in 2009 were valued using a level 3 input. The preferred stocks for which other-than-temporary impairment charges were recorded in 2008 were valued using a level 1 input.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2009 and 2008 did not show an impairment of goodwill based on the fair value of the Company.

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

The Company also recognizes deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required for deferred tax assets that the Company estimates are more likely than not to be unrealizable, based on evidence available at the time the estimate is made. These estimates can be affected by changes to tax laws, statutory tax rates, and future income levels.

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$1,060,244	$525,709	$422,098	$112,437	$-
Deposits	2,693,115	2,114,509	281,926	270,591	26,089
Loan commitments	113,074	113,074	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	22,165	2,921	5,061	4,123	10,060
Purchase obligations	6,906	4,124	2,782	-	-
Pension and other postretirement benefits	8,745	435	899	1,013	6,398
Deferred compensation plans	5,779	414	804	741	3,820
Total	$3,910,028	$2,761,186	$713,570	$388,905	$46,367

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. We have the means to refinance these borrowings as they mature through financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 7 and 8 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2009, we had commitments to extend credit and lines of credit of $113.1 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2009, the Savings Bank had fifteen branches, nine of which are leased, and the Commercial Bank utilized space within three of the Savings Bank’s branch offices. The Savings Bank leases its branch locations primarily when it is not the sole tenant. Whether the Savings Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices.

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

The amounts shown for pension and other postretirement benefits reflect our employee and directors’ pension plans, the supplemental retirement benefits of our president, and amounts due under our plan for medical and life insurance benefits for retired employees. The amount shown in the “Less Than 1 Year” column represents our current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in columns reflecting periods over one year represent our current estimate based on the past year’s actual disbursements and information supplied by actuaries. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More Than 5 Years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, since these are unfunded plans and the underfunded portion of the employee pension plan. (See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

We currently provide a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president (certain officers who had achieved the level of at least vice president are included in this plan under previously existing guidelines). In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Through December 31, 2009, employees could not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts we will contribute to a rabbi trust with respect to matching contributions under these plans, and the amounts to be paid from the rabbi trust to two executives who have retired. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.
New Authoritative Accounting Pronouncements

The FASB Accounting Standards Codification (“ASC”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles in the United States of America (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in this 10-K now refer to the relevant ASC Topic.

In September 2006, the FASB issued an update to the authoritative accounting guidance under ASC Topic 715 “Compensation-Retirement Benefits.”  The update requires the accrual of a liability for the cost of the insurance policy during postretirement periods when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2007 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. This update was effective for fiscal years beginning after December 15, 2007. Adoption of the updated guidance was a $1.1 million charge to stockholders’ equity.

In June 2008, the FASB issued an update to the authoritative accounting guidance under ASC Topic 260 “Earnings Per Share.”  This update addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The update concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities under this update. This update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this ASC Topic. Early application is not permitted. Adoption of this ASC Topic did not have a material impact on the Company’s computation of EPS.

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

In April 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 320 “Investments – Debt and Equity Securities.”  The update amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The update replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The update requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this update, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. See Note 5 of Notes to Consolidated Financial Statements “Securities Available for Sale.”

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

In January 2010, the FASB issued ASU No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.”  The update requires the following additional disclosures.  1) Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows.  1)  Fair value measurement disclosures are to be made for each class of assets and liabilities.  2) Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855 “Subsequent Events.”  The update provides that an SEC filer is required to evaluate subsequent events through the date financial statements are issued.  However, an SEC filer is not required to disclose the date through which subsequent events has been evaluated. The update was effective as of the date of issuance.  Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 61 and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.               Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$28,426	$30,404
Securities available for sale:
Mortgage-backed securities (including assets pledged of $579,441 and $549,339 at December 31, 2009 and 2008, respectively; $80,299 and $110,833 at fair value pursuant to the fair value option at December 31, 2009 and 2008, respectively)	648,443	674,764
Other securities ($17,229 and $28,688 at fair value pursuant to the fair value option at December 31, 2009 and 2008, respectively)	35,361	72,497
Loans	3,220,483	2,971,690
Less: Allowance for loan losses	(20,324)	(11,028)
Net loans	3,200,159	2,960,662
Interest and dividends receivable	19,116	18,473
Bank premises and equipment, net	22,830	22,806
Federal Home Loan Bank of New York stock	45,968	47,665
Bank owned life insurance	69,231	57,499
Goodwill	16,127	16,127
Core deposit intangible, net	1,874	2,342
Other assets	55,711	46,232
Total assets	$4,143,246	$3,949,471

Liabilities
Due to depositors:
Non-interest bearing	$91,376	$69,624
Interest-bearing	2,574,948	2,367,985
Mortgagors' escrow deposits	26,791	31,225
Borrowed funds ($106,167 and $107,689 at fair value pursuant to the fair value option at December 31, 2009 and 2008, respectively)	873,345	916,292
Securities sold under agreements to repurchase ($25,757 at fair value pursuant to the fair value option at December 31, 2008)	186,900	222,657
Other liabilities	29,742	40,196
Total liabilities	3,783,102	3,647,979

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none and 70,000 shares issued and outstanding at December 31, 2009 and 2008, respectively liquidation preference value of $70,000)	-	1
Common stock ($0.01 par value; 40,000,000 shares authorized; 31,131,059 shares and 21,625,709 shares issued at December 31, 2009 and 2008, respectively;31,127,664 shares and 21,625,709 shares outstanding at December 31, 2009 and2008, respectively)	311	216
Additional paid-in capital	185,842	150,662
Treasury stock, at average cost (3,395 and none at December 31,2009 and 2008, respectively)	(36)	-
Unearned compensation	(575)	(1,300)
Retained earnings	181,181	172,216
Accumulated other comprehensive loss, net of taxes	(6,579)	(20,303)
Total stockholders' equity	360,144	301,492

Total liabilities and stockholders' equity	$4,143,246	$3,949,471

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$194,317	$190,004	$174,987
Interest and dividends on securities:
Interest	34,523	23,363	16,687
Dividends	1,130	2,740	1,181
Other interest income	91	594	707
Total interest and dividend income	230,061	216,701	193,562

Interest expense
Deposits	66,778	76,754	78,017
Other interest expense	48,497	52,218	44,607
Total interest expense	115,275	128,972	122,624

Net interest income	114,786	87,729	70,938
Provision for loan losses	19,500	5,600	-
Net interest income after provision for loan losses	95,286	82,129	70,938

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(17,454)	(27,575)	(4,710)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	11,560	-	-
Net OTTI charge recognized in earnings	(5,894)	(27,575)	(4,710)
Loan fee income	1,755	2,585	3,171
Banking services fee income	1,755	1,638	1,566
Net gain on sale of loans held for sale	212	151	359
Net (loss) gain on sale of loans	-	(151)	341
Net gain on sale of securities	1,401	354	-
Net gain from fair value adjustments	4,968	20,090	2,685
Federal Home Loan Bank of New York stock dividends	2,237	2,863	2,654
Bank owned life insurance	2,476	2,239	1,743
Other income	2,045	4,774	2,444
Total non-interest income	10,955	6,968	10,253

Non-interest expense
Salaries and employee benefits	29,934	26,160	23,564
Occupancy and equipment	6,874	6,528	6,527
Professional services	5,716	5,828	5,220
FDIC deposit insurance	6,407	1,533	218
Data processing	4,121	3,958	3,605
Depreciation and amortization of premises and equipment	2,663	2,407	2,417
Other operating expenses	9,194	8,367	8,525
Total non-interest expense	64,909	54,781	50,076

Income before income taxes	41,332	34,316	31,115

Provision for income taxes
Federal	12,187	9,769	9,272
State and local	3,584	2,288	1,658
Total provision for income taxes	15,771	12,057	10,930

Net income	$25,561	$22,259	$20,185

Preferred dividends and amortization of issuance costs	$4,443	$126	$-
Net income available to common shareholders	$21,118	$22,133	$20,185

Basic earnings per common share	$0.91	$1.10	$1.02
Diluted earnings per common share	$0.91	$1.09	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Preferred Stock
Balance, beginning of year	$1	$-	$-
Preferred shares issued (70,000 preferred shares for the year ended December 31, 2008)	-	1	-
Preferred shares redeemed (70,000 preferred shares for the year ended December 31, 2009)	(1)
Balance, end of year	-	1	-

Common Stock
Balance, beginning of year	216	213	212
Shares issued upon the exercise of stock options (96,742, 210,710 and 127,499 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	1	2	1
Shares issued upon vesting of restricted stock unit awards (78,598, 93,435 and 29,013 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	1	1	-
Shares issued in common stock offering (9,330,010 common shares for the year ended December 31, 2009)	93	-	-
Balance, end of year	311	216	213

Additional Paid-In Capital
Balance, beginning of year	150,662	74,861	71,079
Preferred shares issued (70,000 preferred shares for the year ended December 31, 2008)	-	68,579	-
Amortization of preferred stock issuance costs, net	109	9	-
Preferred shares redeemed (70,000 preferred shares for the year ended December 31, 2009)	(69,597)	-	-
Award of common shares released from Employee Benefit Trust (169,353, 85,422 and 6,783 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	886	882	88
Shares issued upon vesting of restricted stock unit awards (95,779, 92,925 and 65,068 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	1,513	1,587	500
Forfeiture of restricted stock awards (690 common shares for the year ended December 31, 2007)	-	-	8
Options exercised (97,642, 210,710 and 127,499 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	669	2,370	1,124
Stock-based compensation activity, net	340	303	315
Stock-based income tax (provision) benefit	(184)	677	439
Issuance of common stock warrants (751,611 common stock warrants for the year ended December 31, 2008)	-	1,394	-
Shares issued in common stock offering (9,330,010 common shares for the year ended December 31, 2009)	101,444	-	-
Adjustment to the purchase price of Atlantic Liberty	-	-	1,308
Balance, end of year	185,842	150,662	74,861

			Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Treasury Stock
Balance, beginning of year	$-	$-	$(592)
Purchases of common shares outstanding (38,000 shares for the year ended December 31, 2007)	-	-	(627)
Issuance upon exercise of stock options (26,458, 8,493 and 39,986 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	268	151	673
Repurchase of restricted stock awards to satisfy tax obligations (22,186, 22,303 and 25,785 common shares for the years ended December 31, 2009, 2008 and 2007, respectively	(232)	(409)	(429)
Forfeiture of restricted stock awards (690 common shares for the year ended December 31, 2007)	-	-	(8)
Shares issued upon vesting of restricted stock unit awards (17,181, 13,810 and 71,216 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	179	258	1,198
Purchase of common shares to fund options exercised (24,848 and 12,949 common shares for the years ended December 31, 2009 and 2007, respectively)	(251)	-	(215)
Balance, end of year	(36)	-	-

Unearned Compensation
Balance, beginning of year	(1,300)	(2,110)	(2,897)
Release of shares from Employee Benefit Trust (212,314, 237,702 and 231,341 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	725	810	787
Balance, end of year	(575)	(1,300)	(2,110)

Retained Earnings
Balance, beginning of year	172,216	161,598	156,879
Cumulative adjustment related to the adoption of the fair value option	-	-	(5,811)
Net income	25,561	22,259	20,185
Stock options exercised (25,558, 8,493 and 39,986 common shares for the years ended December 31, 2009, 2008 and 2007, respectively)	(52)	(66)	(224)
Shares issued upon vesting of restricted stock unit awards (11,320 and 35,161 common shares for the years ended December 31, 2008, and 2007, respectively)	-	(34)	(30)
Cumulative adjustment related to postretirement benefits related to Bank Owned Life Insurance	-	(1,119)	-
Cash dividends declared and paid on common shares ($0.52, $0.52, and $0.48 share for the years ended December 31, 2009, 2008 and 2007, respectively)	(11,985)	(10,383)	(9,401)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the year ended December 31, 2009)	(3,004)	-	-

			Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Retained Earnings (continued)
Effects of changing the pension plan measurement date:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	$-	$(17)	$-
Amortization of net actuarial losses for October 1 - December 31, 2007,net of taxes of approximately $7	-	(9)	-
Amortization of prior service costs for October 1 - December 31, 2007,net of taxes of approximately $3	-	(4)	-
Amortization of preferred stock issuance costs including deemed dividend upon redemption of preferred shares	(1,555)	(9)	-
Balance, end of year	181,181	172,216	161,598

Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year	(20,303)	(908)	(6,266)
Cumulative adjustment related to the adoption of the fair value option, net of taxes ($2,875)	-	-	3,636
Effects of changing the pension plan measurement date:
Amortization of net actuarial losses for October 1 - December 31, 2007,net of taxes of approximately ($7)	-	9	-
Amortization of prior service costs for October 1 - December 31, 2007,net of taxes of approximately ($3)	-	4	-
Amortization of prior service costs, net of taxes of ($21), ($11) and ($65) for the years ended December 31, 2009, 2008 and 2007, respectively	26	14	70
Amortization of net actuarial losses, net of taxes of ($135), ($30) and ($56) for the years ended December 31, 2009, 2008 and 2007, respectively	168	37	61
Unrecognized actuarial (losses) gains, net of taxes ($178), $3,427 and ($386) for years ended December 31, 2009, 2008 and 2007, respectively	203	(4,259)	492
Unrecognized prior service credit, net of taxes ($512) for December 31, 2009	641	-	-
Change in net unrealized (losses) gains on securities available for sale, net of taxes of approximately ($8,231), $24,238 and $1,444 for the years ended December 31, 2009, 2008 and 2007, respectively	10,187	(30,360)	(1,533)
Reclassification adjustment for losses (gains) included in net income, net of taxes of approximately ($1,994), ($12,113) and ($2,078) for the years ended December 31, 2009, 2008 and 2007, respectively	2,499	15,160	2,632
Balance, end of year	(6,579)	(20,303)	(908)

Total Stockholders' Equity	$360,144	$301,492	$233,654

Comprehensive Income
Net income	$25,561	$22,259	$20,185
Other comprehensive income, net of tax
Unrecognized actuarial (losses) gains	203	(4,259)	492
Unrecognized prior service credit	641	-	-
Amortization of actuarial losses	168	37	61
Amortization of prior service costs	26	14	70
OTTI charges included in income	3,278	15,356	2,632
Reclassification adjustment for gains included in income	(779)	(196)	-
Unrealized (losses) gains on securities	10,187	(30,360)	(1,533)
Comprehensive income	$39,285	$2,851	$21,907

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2009	2008	2007
	(In thousands)
Operating Activities

Net income	$25,561	$22,259	$20,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,500	5,600	-
Depreciation and amortization of premises and equipment	2,663	2,407	2,417
Origination of loans held for sale	(2,005)	(2,988)	(22,026)
Proceeds from sale of loans held for sale	2,213	3,126	22,237
Net gain on sales of loans held for sale	(212)	(151)	(359)
Net loss (gain) on sales of loans (including delinquent loans)	-	151	(341)
Net gain on sales of securities	(1,401)	(354)	-
Other-than-temporary impairment charge on securities	5,894	27,575	4,710
Amortization of premium, net of accretion of discount	4,393	2,205	1,402
Fair value adjustment for financial assets and financial liabilities	(4,968)	(20,090)	(2,685)
Income from bank owned life insurance	(2,476)	(2,239)	(1,743)
Stock based compensation expense	2,067	2,158	2,008
Deferred compensation	1	(751)	(652)
Amortization of core deposit intangibles	468	468	469
Excess tax provision (benefits) from stock-based payment arrangements	184	(677)	(439)
Deferred income tax provision (benefit)	7,872	(6,357)	(848)
Prepaid FDIC assesment	(15,815)	-	-
(Increase) decrease in other assets	(11,662)	(3,599)	(2,841)
Increase (decrease) in other liabilities	(4,253)	598	4,043
Net cash provided by operating activities	28,024	29,341	25,537

Investing Activities

Purchases of premises and equipment	(2,687)	(1,277)	(3,311)
Net purchase (redemption) of Federal Home Loan Bank-NY shares	1,697	(4,996)	(6,509)
Purchases of securities available for sale	(189,017)	(510,245)	(204,606)
Proceeds from sales and calls of securities available for sale	61,784	96,950	5,501
Proceeds from maturities and prepayments of
securities available for sale	207,601	53,482	90,130
Net originations and repayments of loans	(225,999)	(213,672)	(401,232)
Purchases of loans	(43,264)	(65,253)	(11,619)
Proceeds from sale of loans	-	-	2,050
Proceeds from sale of delinquent loans	6,233	13,641	33,996
Purchase of bank owned life insurance	(9,256)	(3,000)	(10,000)
Proceeds from sale of Real Estate Owned	114	-	-
Net cash used in investing activities	(192,794)	(634,370)	(505,600)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2009	2008	2007
	(In thousands)
Financing Activities

Net increase (decrease) in non-interest bearing deposits	$21,752	$325	$(10,762)
Net increase in interest bearing deposits	206,038	433,540	268,467
Net increase (decrease) in mortgagors' escrow deposits	(4,434)	8,730	2,737
Net proceeds from short-term borrowed funds	98,700	28,300	-
Proceeds from long-term borrowings	79,911	275,203	470,757
Repayment of long-term borrowings	(255,035)	(209,035)	(235,547)
Purchases of treasury stock	(231)	(409)	(1,056)
Excess tax benefits (provision) from stock-based payment arrangements	(184)	677	439
Proceeds from issuance of common stock upon exercise of stock options	627	2,363	1,326
Net proceeds from issuance of common shares	101,537	-	-
Net (repayments) proceeds from (redemption) issuance of preferred stock and common stock warrant	(70,900)	69,974	-
Cash dividends paid	(14,989)	(10,383)	(9,401)
Net cash provided by financing activities	162,792	599,285	486,960

Net (decrease) increase in cash and cash equivalents	(1,978)	(5,744)	6,897
Cash and cash equivalents, beginning of year	30,404	36,148	29,251
Cash and cash equivalents, end of year	$28,426	$30,404	$36,148

Supplemental Cash Flow Disclosure
Interest paid	$116,124	$125,935	$119,977
Income taxes paid	9,630	17,899	11,874
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	9,446	18,576	12,313
Fair value of assets acquired	-	-	1,309
Non-cash activities:
Securities purchase transaction, not yet settled	5,804	10,097	-
Loans transferred to Real Estate Owned	2,612	125	-
Loans provided for the sale of Real Estate Owned	325	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2009, 2008 and 2007

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

The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans. The Bank primarily conducts its business through fifteen full-service banking offices, nine of which are located in Queens County, two in Nassau County, three in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of consolidation:
The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank, Flushing Commercial Bank (“FCB”), Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FCB is a limited-purpose commercial bank formed to accept municipal deposits and state funds, including certain court ordered funds from New York State Courts, in the State of New York. FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.  All intercompany transactions and accounts are eliminated in consolidation. The Holding Company currently has three unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 8, “Borrowed Funds and Securities Sold Under Agreements to Repurchase,” for additional information regarding these trusts. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Cash and cash equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. The Bank and FCB are required to maintain cash reserves equal to a percentage of certain deposits. The combined reserve requirements totaled $3.1 million and $14.6 million at December 31, 2009 and 2008, respectively.

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

Goodwill:
Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment, rather than amortized. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2009, the annual impairment tests did not result in recognizing an impairment of goodwill.

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

Allowance for loan losses:
The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company's allowance for loan losses, management considers the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

Loans held for sale:
Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2009 and 2008.

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

Real estate owned:
Real estate owned consists of property acquired by foreclosure. These properties are carried at the lower of cost or estimated realizable value (which is based on appraised value with certain adjustments less estimated costs to sell). This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to the estimated realizable value will be charged directly to expense.

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

Stock compensation plans:
The Company accounts for its stock based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Stock Compensation” which establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires a fair-value-based measurement method in accounting for share-based payment transactions with employees. It also requires measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period.

Segment Reporting:
Management views the Company as operating as a single unit, a community savings bank. Therefore, segment information is not provided.

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $1.5 million, $2.0 million, and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings per common share:
Earnings per share are computed in accordance with ASC Topic 260 “Earnings Per Share.”  Effective January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. Earnings per share for the years ended December 31, 2008 and 2007 have been retrospectively adjusted to reflect the effects of ASC Topic 260. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period.  Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders. The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per common share. Earnings per common share have been computed based on the following, for the years ended December 31:

	2009	2008	2007
	(In thousands, except per share data)
Net income, as reported	$25,561	$22,259	$20,185
Preferred dividends and amortization of issuance costs	(4,443)	(126)	-
Net income available to common shareholders	$21,118	$22,133	$20,185
Divided by:
Weighted average common shares outstanding	23,238	20,200	19,818
Weighted average common stock equivalents	10	171	232
Total weighted average common shares outstanding and common stock equivalents	23,248	20,371	20,050

Basic earnings per common share	$0.91	$1.10	$1.02
Diluted earnings per common share	$0.91	$1.09	$1.01

Options to purchase 1,413,648 shares, at an average exercise price of $14.33, 535,250 shares, at an average exercise price of $17.75 and 483,475 shares, at an average exercise price of $17.47 are anti-dilutive and were not included in the computation of diluted earnings per common share for 2009, 2008 and 2007, respectively. A Warrant to purchase 751,611 shares at an average exercise price of $13.97 is anti-dilutive and is not included in the computation of diluted earnings per common share for the year ended December 31, 2008.

3. Loans

The composition of loans is as follows at December 31:

	2009	2008
	(In thousands)
Multi-family residential	$1,158,700	$999,185
Commercial real estate	790,099	752,120
One-to-four family ― mixed-use property	744,560	751,952
One-to-four family ― residential	249,920	238,711
Co-operative apartments	6,553	6,566
Construction	97,270	103,626
Small Business Administration	17,496	19,671
Taxi medallion	61,424	12,979
Commercial business and other	77,351	69,759
Gross loans	3,203,373	2,954,569
Unearned loan fees and deferred costs, net	17,110	17,121
Total loans	$3,220,483	$2,971,690

The total amount of loans on non-accrual status was $80.1 million, $38.7 million and $5.1 million, at December 31, 2009, 2008 and 2007, respectively.  The total amount of loans classified as impaired was $85.9 million, $40.1 million and $5.9 million at December 31, 2009, 2008 and 2007, respectively. The portion of the allowance for loan losses allocated to impaired loans was $9.6 million, or 47.2%, $5.6 million, or 50.9% and $0.5 million, or 9.1% at December 31, 2009, 2008 and 2007, respectively.  Additionally, any portion of an impaired loan amount above 90% of its loan-to-value ratio is charged off. The average balance of impaired loans was $69.5 million, $19.5 million and $5.1 million for 2009, 2008 and 2007, respectively.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2009	2008	2007
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$5,839	$2,556	$341
Less: Interest income included in the results of operations	960	997	85
Foregone interest	$4,879	$1,559	$256

The following are changes in the allowance for loan losses for the years ended December 31:

	2009	2008	2007
	(In thousands)
Balance, beginning of year	$11,028	$6,633	$7,057
Provision for loan losses	19,500	5,600	-
Charge-offs	(10,371)	(1,291)	(472)
Recoveries	167	86	48
Balance, end of year	$20,324	$11,028	$6,633

The following are net loan charge-offs (recoveries) by loan type for the years ended December 31:

	2009	2008	2007
	(In thousands)
Multi-family residential	$2,326	$496	$(29)
Commercial real estate	728	-	-
One-to-four family ― mixed-use property	1,009	-	-
One-to-four family ― residential	284	-	-
Construction	1,075	-	-
Small Business Administration	1,062	673	451
Commercial business and other	3,720	36	2

Total net loan charge-offs	$10,204	$1,205	$424

4. Real Estate Owned

The following are changes in Real Estate Owned during the periods indicated:

	For the year ended
	December 31,
	2009	2008
	(In thousands)

Balance at beginning of year	$125	$-
Acquisitions	2,612	125
Reductions to carrying value	(27)	-
Sales	(448)	-

Balance at end of year	$2,262	$125

During the year ended December 31, 2009 the Company recorded a $7,000 loss on the sale of REO properties.   There were no gains or losses recorded from the sale of REO properties during the years ended December 31, 2008 and 2007.

5. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2009 and 2008. Securities available for sale are recorded at fair value.

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2009 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$3,277	$3,389	$112	$-
Other	28,718	25,112	90	3,696
Mutual funds	6,860	6,860	-	-
Total other securities	38,855	35,361	202	3,696
REMIC and CMO	388,891	380,325	7,666	16,232
GNMA	107,144	110,845	3,701	-
FNMA	124,199	127,364	3,561	396
FHLMC	29,201	29,909	708	-
Total mortgage-backed securities	649,435	648,443	15,636	16,628
Total securities available for sale	$688,290	$683,804	$15,838	$20,324

Mortgage-backed securities shown in the table above include one private issued CMO that is collateralized by commercial real estate mortgages with an amortized cost and market value of $13.9 million and $14.0 million, respectively, at December 31, 2009.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$7,354	$3,696	$-	$-	$7,354	$3,696
Total other securities	7,354	3,696	-	-	7,354	3,696
REMIC and CMO	78,712	16,232	4,529	2,386	74,183	13,846
FNMA	9,761	396	9,761	396	-	-
Total mortgage-backed securities	88,473	16,628	14,290	2,782	74,183	13,846
Total securities available for sale	$95,827	$20,324	$14,290	$2,782	$81,537	$17,542

The Company conducts reviews of each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive loss.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statement of Income and the noncredit impairment being recorded in accumulated other comprehensive income, net of tax.   There were $5.9 million, $27.6 million and $4.7 million in credit related other-than-temporary impairment (“OTTI”) charges recorded for the years ended December 31, 2009, 2008 and 2007, respectively.  The OTTI charges for the years ended December 31,

2008 and 2007 were the result of reducing the carrying value of investments in FNMA and FHLMC preferred stocks to the securities market value of $0.6 million and $28.2 million at December 31, 2008 and 2007, respectively.

The unrealized losses in Other securities at December 31, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and two pooled trust preferred issues. The Company evaluates these securities using an impairment model that is applied to debt securities. This review includes evaluating the financial condition of each counter party. One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest.  The remaining pooled trust preferred security as well as the two single issuer trust preferred securities remain performing in accordance to their terms.  Based on these reviews, an OTTI charge was recorded on the two pooled trust preferred securities of $6.4 million before tax, of which $2.8 million was charged against earnings in the Consolidated Statement of Income and $3.6 million before tax ($2.0 million after-tax) was recorded in Accumulated Other Comprehensive Loss.  The Company also owns a pooled trust preferred security that is carried under the fair value option, whereas the unrealized losses are included in the Consolidated Statements of Income.  This security is over 90 days past due and the Company has stopped accruing interest.

The portion of the above mentioned OTTI that was related to credit losses was calculated using a discounted cash flow model.  Significant assumptions used to calculate the credit related impairment were (1) all amounts currently deferring interest will default with no recovery, (2) additional defaults of 1.2% will occur every three years with no recoveries, (3) no issues will prepay, (4) senior classes will not call the debt on their portions, (4) use of the forward LIBOR curve, and (5) the discounting of future cash flows at 2.15% and 2.3%, the current coupon rates of the securities.

It is not anticipated at this time that the two single issuer trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore the Company did not consider the two single issuer trust preferred securities to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses in REMIC and CMO securities at December 31, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of three issues from FHLMC, four issues from FNMA, three issues from GNMA and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Each of these securities is currently performing according to its terms. Management periodically reviews the characteristics of these securities, including delinquency and foreclosure levels, projected losses at various loss severity levels, and credit enhancement and coverage. Based on these reviews, during the year ended December 31, 2009, OTTI charges were recorded on four private issued collateralized mortgage obligations of $11.2 million before tax, of which $3.1 million was charged against earnings in the Consolidated Statement of Income and $8.1 million before tax ($4.5 million after-tax) was recorded in Accumulated Other Comprehensive Loss.

The portion of the above mentioned OTTI that was related to credit losses was calculated using a discounted cash flow model.  Significant assumptions used to calculate the credit related impairment were (1) default rates of 8%-12% for the first year, 2%-12% for the second year, 2%-8% for the third year and 2% thereafter (2) a loss severity of 40% of principal of defaults and (3) prepayment speeds of 10%-20%.

It is not anticipated at this time that the six private issued securities that did not incur OTTI charges would be settled at a price that is less than the current amortized cost of the Company’s investment at December 31, 2009. Each of these securities was performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses on the FNMA mortgage-backed securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$9,110	$9,110
Due after one year through five years	10,904	11,016
Due after five years through ten years	-	-
Due after ten years	18,841	15,235

Total other securities	38,855	35,361
Mortgage-backed securities	649,435	648,443

Total securities available for sale	$688,290	$683,804

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2008 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$12,616	$12,658	$42	$-
Other	46,623	40,725	169	6,067
Mutual funds	19,114	19,114	-	-
Total other securities	78,353	72,497	211	6,067
REMIC and CMO	330,767	304,511	3,386	29,642
GNMA	152,350	154,553	2,270	67
FNMA	165,375	167,592	2,341	124
FHLMC	47,815	48,108	293	-
Total mortgage-backed securities	696,307	674,764	8,290	29,833
Total securities available for sale	$774,660	$747,261	$8,501	$35,900

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

The unrealized losses in Other securities at December 31, 2008 were primarily caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and three pooled trust preferred issues. The Company evaluated these securities using an impairment model that is applied to debt securities. This review included evaluating the financial condition of each counter party. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to their terms. Because the Company did not have the intent to sell these securities and did not anticipate that these securities would be required to be sold before recovery of full principal and interest due, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses in REMIC and CMO securities at December 31, 2008 were primarily caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of three issues that were issued by each of GNMA, FNMA and FHLMC, and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by GNMA, FNMA and FHLMC were primarily caused by movements in interest rates rather than credit risk. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Because the Company did not have the intent to sell these securities and did not anticipate that these securities would be required to be sold before recovery of full principal and interest due, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses on REMIC and CMO securities issued by private issuers were primarily caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Management periodically reviews the characteristics of these securities, including delinquency and foreclosure levels, projected losses at various severity levels, and credit enhancement and coverage. Based on these reviews, it was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Because the Company did not have the intent to sell these securities and did not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses on GNMA (one security) and FNMA (five securities) mortgage-backed securities were primarily caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Because the Company did not have the intent to sell these securities and did not anticipate that these securities would be required to be sold before recovery of full principal and interest due, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.

There were $1.4 million and $0.5 million in gross gains realized from the sale of securities available for sale for the years ended December 31, 2009 and 2008, respectively.  There were $0.1 million in gross losses realized from the sale of securities available for sale for the year ended December 31, 2008.  There were no gains realized from the sale of securities available for sale for the year ended December 31, 2007, and there were no losses realized on sales of securities available for sale for the years ended December 31, 2009 and 2007.

6. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2009	2008
	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	19,675	19,093
Equipment and furniture	19,030	16,935
Total	42,256	39,579
Less: Accumulated depreciation and amortization	19,426	16,773
Bank premises and equipment, net	$22,830	$22,806

7. Deposits

Total deposits at December 31, 2009 and 2008, and the weighted average rate on deposits at December 31, 2009, are as follows:

			Weighted
			Average
			Rate
	2009	2008	2009
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,230,511	$1,436,450	3.19%
Savings accounts	426,821	359,595	0.91
Money market accounts	414,457	306,178	1.17
NOW accounts	503,159	265,762	1.26
Total interest-bearing deposits	2,574,948	2,367,985
Non-interest bearing demand deposits	91,376	69,624
Total due to depositors	2,666,324	2,437,609
Mortgagors' escrow deposits	26,791	31,225	0.21
Total deposits	$2,693,115	$2,468,834

All of FCB deposits are collateralized by mortgaged-backed securities or letters of credit issued by FHLB-NY.  The letters of credit are collateralized by mortgage loans pledged by the Bank.  At December 31, 2009, there were $354.1 million in mortgaged-backed securities and $55.6 million of letters of credit pledged as collateral for $359.3 million in deposits at FCB. At December 31, 2008, there were $221.9 million in mortgaged-backed securities pledged as collateral for $211.8 million in deposits at FCB.

The aggregate amount of time deposits with denominations of $100,000 or more (excluding brokered deposits) was $323.7 million and $413.7 million at December 31, 2009 and 2008, respectively. The aggregate amount of brokered deposits was $430.7 million and $384.9 million at December 31, 2009 and 2008, respectively.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Certificate of deposit accounts	$49,987	$55,501	$57,029
Savings accounts	5,529	7,793	7,574
Money market accounts	5,290	9,704	12,425
NOW accounts	5,906	3,688	913
Total due to depositors	66,712	76,686	77,941
Mortgagors' escrow deposits	66	68	76
Total interest expense on deposits	$66,778	$76,754	$78,017

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2009	2008
	(In thousands)
Within 12 months	$651,905	$894,494
More than 12 months to 24 months	221,203	376,567
More than 24 months to 36 months	60,723	92,941
More than 36 months to 48 months	88,938	22,730
More than 48 months to 60 months	181,653	29,639
More than 60 months	26,089	20,079
Total certificate of deposit accounts	$1,230,511	$1,436,450

8. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2009		2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repurchase agreements - adjustable rate:
Due in 2009	$-	-%	$10,000	3.93%
Due in 2010	10,000	0.75	10,000	4.01

Total repurchase agreements - adjustable rate	10,000	0.75	20,000	3.97

Repurchase agreements - fixed rate:
Due in 2009	-	-	35,757	5.08
Due in 2010	10,900	4.86	10,900	4.86
Due in 2011	10,000	4.87	10,000	4.87
Due in 2012	18,000	4.71	18,000	4.71
Due in 2013	50,000	3.78	40,000	3.97
Due in 2016	30,000	4.98	30,000	4.98
Due in 2017	58,000	4.32	58,000	4.32

Total repurchase agreements - fixed rate	176,900	4.38	202,657	4.57

Total repurchase agreements	186,900	4.19	222,657	4.52

FHLB-NY advances - fixed rate:
Due in 2009	-	-	238,300	2.94
Due in 2010	378,809	3.43	254,790	5.01
Due in 2011	141,588	4.49	141,623	4.49
Due in 2012	136,000	4.37	136,000	4.37
Due in 2013	32,527	3.51	32,527	3.51
Due in 2014	69,911	3.21	-	-
Due in 2017	80,000	4.41	80,000	4.41
Total FHLB-NY advances - fixed rate	838,835	3.84	883,240	4.16

Total FHLB-NY advances	838,835	3.84	883,240	4.16

Junior subordinated debentures - adjustable rate
Due in 2037	34,510	12.63	33,052	13.20

Total borrowings	$1,060,245	4.19%	$1,138,949	4.49%

Borrowings which have call provisions are summarized as follows at December 31, 2009:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
Repurchase agreements - fixed rate	$10,000	5.07%	7/27/2013	1/27/2010
Repurchase agreements - fixed rate	10,000	5.08	6/27/2013	3/29/2010
Repurchase agreements - fixed rate	18,000	4.71	4/19/2012	4/19/2010
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	7/28/2010
Repurchase agreements - fixed rate	20,000	4.25	9/19/2017	9/20/2010
Repurchase agreements - fixed rate	20,000	4.26	9/21/2017	9/21/2010
Repurchase agreements - fixed rate	18,000	4.48	10/18/2017	10/18/2010
Repurchase agreements - fixed rate	10,000	2.81	5/7/2013	5/9/2011
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	7/28/2011
Repurchase agreements - fixed rate	10,000	2.91	8/7/2013	8/8/2011
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	9/17/2011
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	9/18/2010
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	9/17/2010
FHLB-NY advances - fixed rate	20,000	4.43	10/10/2017	10/9/2011
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	10/9/2012

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

	2009	2008
	(Dollars in thousands)
Book value of collateral	$224,624	$276,024
Estimated fair value of collateral	224,624	276,024
Average balance of outstanding agreements during the year	204,192	222,688
Maximum balance of outstanding agreements at a month end during the year	222,439	223,191
Average interest rate of outstanding agreements during the year	4.33%	4.50%

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

The table below shows the terms of the securities issued by the trusts.

	Flushing Financial Capital Trust II	Flushing Financial Capital Trust III	Flushing Financial Capital Trust IV
Issue Date	June 20, 2007	June 21, 2007	July 3, 2007
Initial Rate	7.14%	6.89%	6.85%
First Reset Date	September 1, 2012	June 15, 2012	July 30,2012
Spread over 3-month LIBOR	1.41%	1.44%	1.42%
Maturity Date	September 1, 2037	September 15, 2037	July 30, 2037

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

9. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts. The Company remains subject to examination for its Federal, New York State and New York City income tax returns for the years ending on or after December 31, 2006. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards.  A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized.  The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income,” “alternative entire net income,” “taxable assets” or a minimum tax. For the year ended December 31, 2009, the Company’s state and city tax were based on “alternative entire net income.” For the year ended December 31, 2008, the Company’s state and city tax was based on “entire net income.” For the year ended December 31, 2007, the Company’s state tax was based on “alternative entire net income,” with the city tax based on “entire net income.”

Income tax provisions are summarized as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Federal:
Current	$6,767	$15,153	$10,151
Deferred	5,420	(5,384)	(879)
Total federal tax provision	12,187	9,769	9,272
State and Local:
Current	1,131	3,261	1,627
Deferred	2,453	(973)	31
Total state and local tax provision	3,584	2,288	1,658
Total income tax provision	$15,771	$12,057	$10,930

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.1%, 35.1% and 35.1% for the years ended December 31, 2009, 2008 and 2007, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2009		2008		2007
	(Dollars in thousands)
Taxes at federal statutory rate	$14,466	35.0%	$12,011	35.0%	$10,890	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	2,330	5.6	1,487	4.3	1,078	3.4
Other	(1,025)	(2.4)	(1,441)	(4.2)	(1,038)	(3.3)
Taxes at effective rate	$15,771	38.2%	$12,057	35.1%	$10,930	35.1%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Income from operations	$15,771	$12,057	$10,930
Equity:
Change in fair value of securities available for sale	10,225	(12,225)	634
Current year actuarial (losses) gains of postretirement plans	156	(3,427)	386
Amortization of net actuarial losses and prior service costs	(690)	41	121
Effect of change in measurement date of postretirement plans	-	(13)	-
Cumulative adjustment related to the adoption of the fair value option	-	-	(1,721)
Compensation expense for tax purposes in (excess) or less than that recognized for financial reporting purposes	184	(677)	(439)
Total income taxes	$25,646	$(4,244)	$9,911

The components of the net deferred tax asset are as follows at December 31:

	2009	2008
	(In thousands)
Deferred tax asset:
Postretirement benefits	$3,432	$2,929
Allowance for loan losses	3,538	-
Stock based compensation	1,842	1,727
Depreciation	606	331
Unrealized losses on securities available for sale	1,992	12,217
Fair value adjustment on financial assets carried at fair value	2,819	5,260
Other-than-temporary impairment charges	4,592	14,368
Adjustment required to recognize funded status of postretirement pension plans	3,260	4,106
Other	1,167	1,246
Deferred tax asset	23,248	42,184

Deferred tax liability:
Allowance for loan losses	-	700
Core deposit intangibles	832	1,042
Valuation differences resulting from acquired assets and liabilities	3,032	3,132
Fair value adjustment on financial liabilities carried at fair value	11,770	10,906
Other	1,928	1,774
Deferred tax liability	17,562	17,554

Net deferred tax asset included in other assets	$5,686	$24,630

The Company has recorded a net deferred tax asset of $5.7 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2009 and 2008.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2009, the Company did not recognize any material amounts of interest or penalties on income taxes.

10. Stock Based Compensation

For the years ended December 31, 2009, 2008 and 2007, the Company’s net income, as reported, includes $2.1 million, $2.3 million and $2.1 million, respectively, of stock-based compensation costs and $0.8 million, $0.8 million and $0.7 million of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were 118,100, 88,100 and 95,200 stock options granted for the years ended December 31, 2009, 2008 and 2007, respectively.  There were 143,987, 128,570 and 110,950 restricted stock units granted for the years ended December 31, 2009, 2008 and 2007, respectively.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated for the years ended December 31:
	2009 Grants	2008 Grants	2007 Grants

Dividend yield	6.16%	3.38%	3.60%
Expected volatility	34.99%	28.91%	28.75%
Risk-free interest rate	2.27%	3.82%	5.03%
Expected option life (years)	7 years	7 years	7 years

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan.  On May 20, 2008 stockholders approved an amendment to the Omnibus Plan authorizing an additional 600,000 shares for the Omnibus Plan, of which 350,000 shares are available for use for full value awards and 250,000 shares are available for use for non-full value awards.  As of December 31, 2009, there are 317,738 shares available for full value awards and 209,833 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. During the year ended December 31, 2007, 399,999 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 133,333 shares.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2009:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2008	211,158	$18.02
Granted	143,987	8.79
Vested	(116,437)	14.68
Forfeited	(6,310)	14.20
Non-vested at December 31, 2009	232,398	$14.08

Vested but unissued at December 31, 2009	83,035	$13.71

As of December 31, 2009, there was $2.5 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of awards vested for the year ended December 31, 2009, 2008 and 2007 were $1.1 million, $2.0 million and $1.8 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2009:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	($000)*

Outstanding at December 31, 2008	1,428,033	$14.18
Granted	118,100	8.44
Exercised	(123,200)	7.13
Forfeited	(8,925)	12.01
Outstanding at December 31, 2009	1,414,008	$14.33	5.0 years	$394
Exercisable shares at December 31, 2009	1,134,458	$14.44	4.3 years	$72
Vested but unexercisable shares at December 31, 2009	7,500	$15.76	7.7 years	$3

 * The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.  The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2009, 2008 and 2007 are provided in the following table:

(In thousands, except grant date fair value)	2009	2008	2007
Proceeds from stock options exercised	$627	$2,363	$1,385
Fair value of shares received upon exercise of stock options	251	-	155
Tax benefit related to stock options exercised	39	502	435
Intrinsic value of stock options exercised	177	1,752	1,243

Weighted average fair value on grant date	1.26	4.66	4.30

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2009:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2008	15,760	$11.96
Granted	9,908	8.62
Forfeited	(60)	7.49
Distributions	(588)	9.68
Outstanding at December 31, 2009	25,020	$11.26
Vested at December 31, 2009	24,092	$11.26

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $27,000, $(51,000) and $(8,000) for the years ended December 31, 2009, 2008 and 2007, respectively. The total fair value of distributions from the phantom stock plan were $6,000, $22,000 and $39,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

11. Pension and Other Postretirement Benefit Plans

The Company sponsors a qualified pension, 401(k), and profit sharing plans for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president, and a non-qualified pension plan for its outside directors.  Effective January 1, 2010, life insurance benefits will not be available for future retirees.

The Company recognizes the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in the statement of financial condition, with the unrecognized credits and charges recognized, net of taxes, as a component of accumulated other comprehensive income. These credits or charges arose as a result of gains or losses and prior service costs or credits that arose during prior periods but were not recognized as components of net periodic benefit cost. The amounts recognized in accumulated other comprehensive income, on a pre-tax basis, consist of the following, as of December 31:

	Net Actuarial			Prior Service
	loss (gain)			cost (credit)			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(In thousands)
Employee Retirement Plan	$8,042	$9,100	$1,872	$-	$-	$-	$8,042	$9,100	$1,872
Other Postretirement Benefit Plans	491	(80)	(251)	(1,049)	111	95	(558)	31	(156)
Atlantic Liberty Retirement Plan	78	96	(52)	-	-	-	78	96	(52)
Outside Directors Plan	(549)	(370)	(429)	330	369	419	(219)	(1)	(10)
Total	$8,062	$8,746	$1,140	$(719)	$480	$514	$7,343	$9,226	$1,654

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2010 are as follows:

	Net Actuarial	Prior Service
	loss (gain)	cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$362	$-	$362
Other Postretirement Benefit Plans	-	(77)	(77)
Atlantic Liberty Retirement Plan	3	-	3
Outside Directors Plan	(58)	40	(18)
	$307	$(37)	$270

Employee Retirement Plan:
The Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. Effective September 30, 2006, the Bank’s Retirement Plan was frozen so that no employee may become a participant in the Retirement Plan on or after that date and no further benefits will accrue to any participants under the Retirement Plan after that date. As a result, the Company did not make a contribution to the Retirement Plan during the years ended December 31, 2009, 2008 and 2007. Freezing the Retirement Plan resulted in a curtailment gain of $1.7 million. This curtailment gain was not recognized in the Consolidated Statements of Income, but was instead used to reduce the unrecognized net loss from past experience different from that assumed and effects of changes in assumptions for the Retirement Plan. Effective October 1, 2006, the Bank added a new program to its 401(k) Plan to replace the Retirement Plan. The Retirement Plan was frozen to reduce annual operating expense. The Company used a December 31 measurement date for the Retirement Plan for the years ended December 31, 2009 and 2008.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	2009	2008
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,959	$15,002
Service cost	-	-
Interest cost	911	914
Adjustment for measurement date change	-	228
Actuarial (gain) loss	(125)	866
Benefits paid	(775)	(1,051)
Projected benefit obligation at end of year	15,970	15,959

Change in plan assets:
Market value of assets at beginning of year	11,130	16,977
Actual return on plan assets	1,897	(4,796)
Employer contributions	-	-
Benefits paid	(775)	(1,051)
Market value of plan assets at end of year	12,252	11,130

Accrued pension cost included in other liabilities	$(3,718)	$(4,829)

Assumptions used to determine the Retirement Plan’s benefit obligations were:

	2009	2008
Weighted average discount rate	5.75%	5.87%
Rate of increase in future compensation levels	NA	NA
Expected long-term rate of return on assets	8.50%	8.50%

The accumulated benefit obligation for the Retirement Plan was $16.0 million at December 31, 2009 and 2008.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Service cost	$-	$-	$-
Interest cost	911	914	868
Amortization of unrecognized loss	318	97	135
Expected return on plan assets	(1,282)	(1,350)	(1,284)
Net pension benefit	(53)	(339)	(281)

Current year actuarial (gain) loss	(740)	7,349	(782)
Amortization of actuarial loss due to measurement date change	-	(24)	-
Amortization of actuarial loss	(318)	(97)	(135)
Total recognized in other comprehensive income	(1,058)	7,228	(917)
Total recognized in net pension benefit and other comprehensive income	$(1,111)	$6,889	$(1,198)

Assumptions used to develop periodic pension benefit for the Retirement Plan for the years ended December 31 were:

	2009	2008	2007
Weighted average discount rate	5.75%	5.87%	6.00%
Rate of increase in future compensation levels	NA	NA	NA
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2010	$873
2011	872
2012	888
2013	921
2014	947
2015 – 2019	5,250

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 6-10% and 3-7%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plans target allocation, the result is an expected rate return of 6% to 10%.

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2009	2008
Equity securities	61%	59%
Debt securities	39%	41%

Plan assets are invested in a diversified mix of stock and bond investment funds on the pooled account, group annuity platform of Prudential Retirement Services. Each fund has its own investment objectives, investment strategies and risks as detailed in its prospectus.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios are used to help achieve these objectives based on a long-term, liability based strategic mix of 60% equities and 40% fixed income. Tactical adjustments to this mix are made periodically based on current capital market conditions and plan funding levels. Performance of the investment fund managers is monitored on an ongoing basis using modern portfolio risk analysis and appropriate index benchmarks.

The Bank does not expect to make a contribution to the Retirement Plan in 2010.

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2009:

		Quoted Prices	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual Funds - Equity
U.S. large-cap growth (a)	$2,498	$2,498	$-	$-
U.S. large-cap value (b)	2,450	2,450	-	-
U.S. small-cap blend (c)	1,251	1,251	-	-
International blend (d)	1,226	1,226	-	-

Fixed Income Securities
PIMCO bond fund (e)	3,611	-	3,611	-

Other
Prudential short term (f)	1,216		1,216	-

Total	$12,252	$7,425	$4,827	$-

(a)
Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth and S&P 500 Indexes.  The portfolio is relatively diverse and will typically hold between 55 and 70 stocks.

(b)	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
(c)
Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase.  The portfolio will typically hold between 40 and 100 stocks.

(d)	Comprised of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
(e)	Comprised of a diversified portfolio of fixed income securities including U.S agency mortgage-backed securities and investment grade bonds.
(f)	Comprised of high quality money market instruments with an emphasis on safety and liquidity.

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

Other Postretirement Benefit Plans:
The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service, and their spouses. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees will be required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits will not be available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2009, the Company has not funded these plans. The Company used a December 31 measurement date for these plans for the years ended December 31, 2009 and 2008.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2009	2008
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,959	$3,425
Service cost	219	158
Interest cost	228	211
Adjustment for measurement date change	-	91
Actuarial loss	571	171
Benefits paid	(97)	(97)
Plan amendments	(1,153)	-
Projected benefit obligation at end of year	3,727	3,959

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	97	97
Benefits paid	(97)	(97)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(3,727)	$(3,959)

The accumulated benefit obligation for the Postretirement Plans was $3.7 million and $4.0 million at December 31, 2009 and 2008, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2009	2008
Rate of return on plan assets	N/A	N/A
Discount rate	5.75%	5.87%
Rate of increase in health care costs
Initial	12.00%	7.75%
Ultimate (year 2012)	5.00%	4.50%
Annual rate of salary increase for life insurance	n/a	4.00%

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2009	2008	2007
	(In thousands)
Service cost	$219	$158	$123
Interest cost	228	211	170
Amortization of unrecognized (gain) loss	-	-	(26)
Amortization of past service liability	8	(14)	(14)
Net postretirement benefit expense	455	355	253

Current year actuarial loss	571	171	337
Current year prior service credit	(1,153)	-	-
Amortization of actuarial gain	-	-	26
Amortization of prior service liability due to measurement date change	-	3	-
Amortization of prior service liability	(8)	13	14
Total recognized in other comprehensive income	(590)	187	377
Total recognized in net postretirement expense and other comprehensive income	$(135)	$542	$630

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2009	2008	2007
Rate of return on plans assets	NA	NA	NA
Discount rate	5.75%	5.87%	6.00%
Rate of increase in health care costs
Initial	12.00%	7.75%	9.00%
Ultimate (year 2012)	5.00%	4.50%	4.50%
Annual rate of salary increases for life insurance	n/a	4.00%	3.50%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$466	$(373)
Effect on total service and interest cost	47	(37)

The Company expects to pay benefits of $154,000 under its Postretirement Plans in 2010.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid
For the years ending December 31:	Future Benefit Payments
(In thousands)
2010	$154
2011	161
2012	176
2013	192
2014	205
2015 - 2019	1,188

Defined Contribution Plans:
The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made.  Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $1.8 million, $1.6 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least Senior Vice President and have at least one year of service. However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the plan.  In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for these plans amounted to $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Benefit Trust:
An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Bank to purchase 2,328,750 shares of the common stock of the Company. The loan will be repaid principally from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT, or may be forgiven by the Company, over a period of 30 years. At December 31, 2009, the loan had an outstanding balance of $0.6 million, bearing a fixed interest rate of 6.22% per annum. The loan obligation of the EBT is considered unearned compensation and, as such, is recorded as a reduction of the Company’s stockholders’ equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the EBT or forgiven by the Company. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans as the loan is repaid or forgiven. Shares released from the suspense account are used solely for funding matching contributions under the Bank’s 401(k) plan, contributions to the 401(k) plan for the Defined Contribution Retirement Program, and contributions to the Company’s profit-sharing plan. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2009, 2008 and 2007, the Company funded $1.5 million, $1.2 million and $0.1 million, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.  For the years ended December 31, 2009, 2008 and 2007, Company contributions to the Defined Contribution Retirement Program and the Company’s profit-sharing plan were made the following year, while prior to 2007 contributions were made before year end.

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

The shares held in the suspense account are pledged as collateral and are reported as unallocated EBT shares in stockholders’ equity. As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2009	2008

Shares owned by Employee Benefit Trust, beginning balance	1,552,052	1,637,474
Shares released and allocated	(169,353)	(85,422)
Shares owned by Employee Benefit Trust, ending balance	1,382,699	1,552,052

Market value of unallocated shares.	$15,569,191	$18,562,542

Outside Director Retirement Plan:
The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who becomes a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. An eligible director who terminates after November 22, 2005 will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank used a December 31 measurement date for the Directors’ Plan for the years ended December 31, 2009 and 2008.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2009	2008
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,456	$2,276
Service cost	80	56
Interest cost	138	139
Adjustment for measurement date change	-	49
Actuarial loss (gain)	(200)	20
Benefits paid	(87)	(84)
Projected benefit obligation at end of year	2,387	2,456

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	87	84
Benefits paid	(87)	(84)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,387)	$(2,456)

The accumulated benefit obligation for the Directors’ Plan was $2.4 million and $2.5 million at December 31, 2009 and 2008, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Service cost	$80	$56	$54
Interest cost	138	139	149
Amortization of unrecognized (gain) loss	(21)	(31)	-
Amortization of past service liability	40	40	141
Net pension expense	237	204	344

Current actuarial (gain) loss	(199)	20	(388)
Amortization of actuarial loss due to measurement date change	-	8	-
Amortization of prior service cost due to measurement date change	-	(10)	-
Amortization of actuarial loss	21	31	-
Amortization of prior service cost	(40)	(40)	(141)
Total recognized in other comprehensive income	(218)	9	(529)
Total recognized in net pension expense and other comprehensive income	$19	$213	$(185)

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31 were:

	2009	2008	2007
Weighted average discount rate for the benefit obligation	5.75%	5.87%	6.25%
Weighted average discount rate for periodic pension benefit expense	5.75%	5.87%	6.00%
Rate of increase in future compensation levels	NA	NA	NA

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2010	$231
2011	231
2012	231
2013	256
2014	260
2015 – 2019	1,275

The Bank expects to make payments of $231,000 under its Directors’ Plan in 2010.

12. Stockholders’ Equity

Preferred Stock and Dividend Restrictions on the Company:

On December 19, 2008, pursuant to a Purchase Agreement, the Company issued to the U.S. Department of the Treasury (the “U.S. Treasury”) for aggregate consideration of $70.0 million (i) 70,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (the “Series B Preferred Stock”), par value $0.01 per share and liquidation preference $1,000 per share, and (ii) a Warrant to purchase up to 751,611 shares of the Company’s common stock, par value $0.01 per share, at an initial price of $13.97 per share.  Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares was limited. Specifically, the Company was unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it was in arrears on the dividends on the Series B Preferred Stock. Further, the Company could not increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or $0.13 per common share, without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Series B Preferred Stock has been redeemed or transferred.  In addition, the Company’s ability to repurchase its common shares was restricted.  U.S. Treasury consent generally was required for any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Series B Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares could not be repurchased if the Company was in arrears on the Series B Preferred Stock dividends.

The proceeds from issuance of these securities were allocated to the Series B Preferred Stock and to the Warrant based on their relative fair values, which resulted in an initial book value of $68.6 million for the Series B Preferred Stock and $1.4 million for the Warrant. The resulting discount for the Series B Preferred Stock was to be accreted over five years through retained earnings as a preferred stock dividend. The Warrant was to remain in additional paid-in-capital at its initial book value until it was exercised or expired.

The redemption of the Series B Preferred Stock on October 28, 2009 removed the restrictions on Company’s ability to declare and pay dividends or repurchase its common stock. The unamortized discount related to the Series B Preferred Stock was charged to retained earnings on its redemption date.

Issuance of Common Stock:

On September 22, 2009, we completed a public offering for 8,317,400 shares of common stock at a price of $11.50 per share. On October 1, 2009, the underwriters exercised their over-allotment option to purchase an additional 1,012,610 common shares at $11.50 per share. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $101.5 million.

Redemption of Preferred Stock

The common stock offering discussed above was a Qualified Equity Offering. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the warrant issued to the U.S. Treasury was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

Other Dividend Restrictions on the Bank:

In connection with the Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2009, the Bank’s liquidation account was $2.0 million, and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2009, the Bank had $60.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:

The Holding Company did not repurchase any common shares in 2009 and 2008 in the open market under its stock repurchase programs. The Company has a stock repurchase program which authorizes the purchase of 1,000,000 shares. At December 31, 2009, 362,050 shares remain to be repurchased under this plan.  Stock repurchases under the program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss at December 31, 2009 and 2008 and the changes during the year ended December 31, 2009 are as follows:

		Other
	December 31,	Comprehensive	December 31,
	2008	Income	2009
	(In thousands)
Net unrealized loss on securities available for sale	$(15,183)	$12,686	$(2,497)
Net actuarial loss on pension plans and other postretirement benefits	(4,853)	371	(4,482)
Prior service (cost) credit on pension plans and other postretirement benefits	(267)	667	400
Accumulated other comprehensive loss	$(20,303)	$13,724	$(6,579)

Shelf Registration Statement:

On November 26, 2008, the Company filed a shelf registration statement which allows the Company to periodically offer and sell, individually or in any combination, preferred stock, common stock, warrants to purchase preferred or common stock, and debt securities, up to a total of $170.0 million. The shelf registration was declared effective on January 8, 2009. The Company’s ability to issue debt or equity under this shelf registration is subject to market conditions and its capital needs. The common shares issued during 2009 were issued under this shelf registration statement. The preferred shares and warrants to purchase common stock the Company issued to the U.S. Treasury were registered under a separate shelf registration.

13. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2009, the Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with OTS capital standards.

	December 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Assets	Amount	Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$365,090	8.84%	$312,966	7.92%
Requirement	61,961	1.50	59,297	1.50
Excess	303,129	7.34	253,669	6.42

Leverage and Core (Tier I) capital:
Capital level	$365,090	8.84%	$312,966	7.92%
Requirement	123,922	3.00	118,594	3.00
Excess	241,168	5.84	194,372	4.92

Total risk-based capital:
Capital level	$385,414	13.49%	$323,995	13.02%
Requirement	228,557	8.00	199,115	8.00
Excess	156,857	5.49	124,880	5.02

FCB is subject to identical capital standards. At December 31, 2009, FCB’s tangible, leverage and core, and risk-based capital ratios were 11.21%, 11.21%, and 87.68%, respectively. FCB was categorized “well-capitalized” under regulatory guidelines at December 31, 2009.

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally construction loans and home equity lines of credit) amounted to $39.6 million and $73.5 million, respectively, at December 31, 2009. Included in these commitments were $36.7 million of fixed-rate commitments at a weighted average rate of 6.92%, and $76.4 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2009, of 4.31%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in ninety days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

FCB collateralized a portion of their deposits with letters of credit issued by FHLB-NY.  At December 31, 2009, there were $55.6 million of letters of credit outstanding.   The letters of credit are collateralized by mortgage loans pledged by the Savings Bank on behalf of FCB, thorough an agreement among the Bank, FCB and the FHLB-NY.

The Trusts issued capital securities in June and July 2007 with a par value of $61.9 million. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2010	$3,041
2011	3,078
2012	2,356
2013	2,358
2014	2,160
Thereafter	11,233
Total minimum payments required	$24,226

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2009, 2008 and 2007 was approximately $3.1 million, $2.9 million and $2.9 million, respectively.

 Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

15. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2009, the largest amount the Bank could lend to one borrower was approximately $54.8 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $36.0 million, all of which were performing according to their terms.

16. Disclosures About Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $97.5 million and $106.2 million, respectively. At December 31, 2008, the Company carried financial assets and financial liabilities under the fair value option with fair values of $139.5 million and $133.4 million, respectively. During the year ended December 31, 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.  The Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the year ended December 31, 2008.

During the year ended December 31, 2009, the Company received an in-kind distribution from a mutual fund carried at fair value under the fair value option classified as Other securities.  This mutual fund had a fair value of $11.5 million on the date of distribution.  The in-kind distribution was primarily made in the form of mortgaged-backed securities, which were the mutual funds underlying investments.  All of the mortgaged-backed securities received from the in-kind distribution are carried at fair value under the fair value option.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the years ended December 31, 2009 and 2008:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended	For the year ended	For the year ended
Description	2009	2008	December 31, 2009	December 31, 2008	December 31, 2007
(Dollars in thousands)
Mortgage-backed securities	$80,299	$110,833	$3,933	$239	$2,876
Other securities	17,229	28,688	659	(8,243)	57
Borrowed funds	106,167	107,689	1,523	27,931	91
Securities sold under agreements to repurchase	-	25,757	485	163	(339)
Net gain from fair value adjustments *			$6,600	$20,090	$2,685

* The net gain from fair value adjustments presented in the above table does not include losses of $1.6 million from the change in the fair value of interest rate caps recorded during the year ended December 31, 2009.

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. One pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The Company continues to accrue on the remaining financial instruments, and report as interest income or interest expense in the Consolidated Statement of Income, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds have a contractual principal amount of $131.9 million at December 31, 2009 and 2008.  During 2009, the securities sold under an agreement to repurchase were repaid at its contractual maturity date.  The securities sold under an agreement to repurchase had a contractual principal amount of $25.0 million at December 31, 2008. The fair value of borrowed funds includes accrued interest payable of $0.8 million at both December 31, 2009 and 2008.  The fair value of securities sold under agreements to repurchase included accrued interest payable of $0.3 million at December 31, 2008.

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

Level 1 – where quoted market prices are available in an active market.  At December 31, 2009 and 2008, Level 1 includes preferred stock issued by Fannie Mae and Freddie Mac. During the year ended December 31, 2008, other-than-temporary impairment write-downs of $27.6 million were recorded to reduce the carrying amount of investments in these preferred stock issues.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2009 and 2008, Level 2 includes mortgage related securities, corporate debt, interest rate caps, securities sold under agreements to repurchase and FHLB-NY advances.  During the year ended December 31, 2009, other-than-temporary impairment write-downs of $3.1 million were recorded to reduce the carrying amount of investments in private issued collateralized mortgage obligations classified as level 2.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At December 31, 2009 and 2008, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company. During 2008, certain financial instruments previously classified as Level 2 were reclassified to Level 3.   During the year ended December 31, 2009, other-than-temporary impairment write-downs of $2.8 million were recorded to reduce the carrying amount of investments in trust preferred securities classified as level 3.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the year ended		For the year ended
	December 31, 2009		December 31, 2008
	Trust preferred	Junior subordinated	Trust preferred	Junior subordinated
	securities	debentures	securities	debentures
	(In thousands)

Beginning balance	$10,699	$33,052	$-	$-
Transfer into Level 3	-	-	11,594	37,079
Net loss from fair value adjustment of financial assets	(107)	-	(202)	-
Net loss (gain) from fair value adjustment of financial liabilities	-	1,458		(4,027)
Increase in accrued interest	2	-	-	-
Other-than-temporary impairment	(2,750)	-	-	-
Change in unrealized losses included in other comprehensive loss	2,309	-	(693)	-
Ending balance	$10,153	$34,510	$10,699	$33,052

The financial assets and financial liabilities that were transferred to Level 3 during 2008 were transferred due to an inactive market for these financial instruments. In valuing these financial instruments, trust preferred securities owned by the Company and the Company’s junior subordinated debentures, the determination of fair value required models which take into consideration market spread data for similar instruments and other contractual features. The Company uses an independent third party to model these assumptions.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31, 2009 and 2008:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2009	2008	2009	2008	2009	2008	2009	2008

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$648,443	$674,764	$-	$-	$648,443	$674,764
Other securities	140	607	25,068	61,191	10,153	10,699	35,361	72,497
Interest rate caps	-	-	7,403	-	-	-	7,403	-

Total assets	$140	$607	$680,914	$735,955	$10,153	$10,699	$691,207	$747,261

Liabilities:
Borrowings	$-	$-	$71,656	$74,637	$34,510	$33,052	$106,166	$107,689
Securities sold under agreements to repurchase	-	-	-	25,757	-	-	-	25,757

Total liabilities	$-	$-	$71,656	$100,394	$34,510	$33,052	$106,166	$133,446

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31, 2009 and 2008:

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Other Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	2009	2008	2009	2008	2009	2008	2009	2008

Assets:
Impaired loans	$-	$-	$-	$-	$25,879	$-	$25,879	$-
Real estate owned	-	-	-	-	2,262	125	2,262	125

Total assets	$-	$-	$-	$-	$28,141	$125	$28,141	$125

The company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2009 and 2008.

The estimated fair value of each material class of financial instruments at December 31, 2009 and 2008 and the related methods and assumptions used to estimate fair value are as follows:

Cash and due from banks, overnight interest-earning deposits and federal funds sold, FHLB-NY stock, bank owned life insurance, interest and dividends receivable, mortgagors’ escrow deposits and other liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities available for sale:

The estimated fair values of securities available for sale are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices (level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (level 2 input). When there is limited activity or less transparency around inputs to the valuation, securities are valued using level 3 inputs.

Loans:

The estimated fair value of loans, with carrying amounts of $3,220.5 million and $2,971.7 million at December 31, 2009 and 2008, respectively, was $3,358.1 million and $3,060.1 million at December 31, 2009 and 2008, respectively.

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

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,666.3 million and $2,437.6 million at December 31, 2009 and 2008, respectively, was $2,639.6 million and $2,457.7 million at December 31, 2009 and 2008, respectively.

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

Borrowings:

The estimated fair value of borrowings, with carrying amounts of $1,060.2 million and $1,138.9 million at December 31, 2009 and 2008, respectively, was $1,068.0 million and $1,136.0 million at December 31, 2009 and 2008, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (level 2 input) or using a market-standard model (level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at December 31, 2009 was $7.4 million. We have not designated our interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in Other assets and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (level 2 input). During the year ended December 31, 2009, the Company recorded a loss of $1.6 million in the fair value of interest rate caps.

Real Estate Owned (“REO”):

REO are carried at the lower of cost or estimated realizable value.  The estimated realizable value is based on appraised value through a current appraisal, or sometimes through an internal review, additionally adjusted by the estimated costs to sell the property. (level 3 input).

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

At December 31, 2009 and 2008, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

17. New Authoritative Accounting Pronouncements

The FASB Accounting Standards Codification (“ASC”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for

SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in this 10-K now refer to the relevant ASC Topic.

In September 2006, the FASB issued an update to the authoritative accounting guidance under ASC Topic 715 “Compensation-Retirement Benefits.”  The update requires the accrual of a liability for the cost of the insurance policy during postretirement periods when an employer has effectively agreed to maintain a life insurance policy during the employee’s retirement. At December 31, 2007 the Company had endorsement split-dollar life insurance arrangements with forty-seven present or former employees, which currently provides approximately $7.9 million of life insurance benefits to these employees. The amount of the benefit for each employee is based on the employee’s salary when their employment terminates. This update was effective for fiscal years beginning after December 15, 2007. Adoption of the updated guidance was a $1.1 million charge to stockholders’ equity.

In June 2008, the FASB issued an update to the authoritative accounting guidance under ASC Topic 260 “Earnings Per Share.”  This update addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The update concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities under this update. This update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of this ASC Topic. Early application is not permitted. Adoption of this ASC Topic did not have a material impact on the Company’s computation of EPS.

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

In April 2009, the FASB issued an update to the authoritative accounting guidance under ASC Topic 320 “Investments – Debt and Equity Securities.”  The update amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The update replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The update requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this update, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. See Note 5 of Notes to Consolidated Financial Statements “Securities Available for Sale.”

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

In January 2010, the FASB issued ASU No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurements and Disclosures.”  The update requires the following additional disclosures.  1) Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Information about purchases, sales, issuances and settlements need to be disclosed separately in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows.  1)  Fair value measurement disclosures are to be made for each class of assets and liabilities.  2) Disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.
In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855 “Subsequent Events.”  The update provides that an SEC filer is required to evaluate subsequent events through the date financial statements are issued.  However, an SEC filer is not required to disclose the date through which subsequent events has been evaluated. The update was effective as of the date of issuance.  Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

18. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2009 and 2008 is presented below:

	2009				2008
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$57,467	$57,223	$58,203	$57,168	$55,708	$54,204	$53,362	$53,427
Interest expense	26,730	28,151	29,282	31,112	32,917	32,074	31,269	32,712
Net interest income	30,737	29,072	28,921	26,056	22,791	22,130	22,093	20,715
Provision for loan losses	5,000	5,000	5,000	4,500	2,000	3,000	300	300
Other operating income (loss)	(643)	4,557	2,361	4,680	2,917	(2,662)	2,741	3,972
Other operating expense	15,862	15,333	17,722	15,992	13,625	13,615	14,324	13,217
Income before income tax expense	9,232	13,296	8,560	10,244	10,083	2,853	10,210	11,170
Income tax expense	3,252	5,186	3,398	3,935	3,604	723	3,711	4,019
Net income	$5,980	$8,110	$5,162	$6,309	$6,479	$2,130	$6,499	$7,151

Preferred dividends and amortization of issuance costs	$1,590	$951	$951	$951	$126	$-	$-	$-
Net income available to common shareholders	$4,390	$7,159	$4,211	$5,358	$6,353	$2,130	$6,499	$7,151

Basic earnings per common share	$0.15	$0.33	$0.20	$0.26	$0.31	$0.10	$0.32	$0.36
Diluted earnings per common share	$0.15	$0.33	$0.20	$0.26	$0.31	$0.10	$0.32	$0.35
Dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

Average common shares outstanding for:
Basic earnings per share	30,040	21,519	20,718	20,590	20,346	20,325	20,142	19,988
Diluted earnings per share	30,051	21,534	20,718	20,596	20,434	20,486	20,377	20,173

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

	December 31,	December 31,
Condensed Statements of Financial Condition	2009	2008
	(Dollars in thousands)
Assets:
Cash and due from banks	$21,769	$25,609
Securities available for sale:
Other securities ($3,283 and $3,633 at fair value pursuant to the fair value option at December 31, 2009 and 2008, respectively)	3,938	4,229
Interest receivable	13	13
Investment in subsidiaries	373,273	307,717
Goodwill	2,185	2,185
Other assets	4,324	6,169
Total assets	$405,502	$345,922

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2009 and 2008)	$34,510	$33,052
Other liabilities	10,848	11,378
Total liabilities	45,358	44,430

Stockholders' Equity:
Preferred stock	-	1
Common stock	311	216
Additional paid-in capital	185,842	150,662
Treasury stock, at average cost (3,395 shares and none at December 31, 2009 and 2008, respectively)	(36)	-
Unearned compensation	(575)	(1,300)
Retained earnings	181,181	172,216
Accumulated other comprehensive income, net of taxes	(6,579)	(20,303)
Total equity	360,144	301,492

Total liabilities and equity	$405,502	$345,922

	For the years ended December 31,
Condensed Statements of Income	2009	2008	2007
	(In thousands)
Dividends from the Bank	$-	$-	$-
Interest income	1,175	1,018	1,213
Interest expense	(4,325)	(4,328)	(3,210)
Gain on sale of securities	7	-	-
Other-than-temporary impairment charge on securities	-	(197)	(34)
Net (loss) gain from fair value adjustments	(1,415)	26,504	1,212
Other operating expenses	(829)	(997)	(1,262)
Income before taxes and equity in undistributed earnings of subsidiary	(5,387)	22,000	(2,081)
Income tax (expense) benefit	2,397	(9,863)	898
Income before equity in undistributed earnings of subsidiary	(2,990)	12,137	(1,183)
Equity in undistributed earnings of the Bank	28,551	10,122	21,368
Net income	$25,561	$22,259	$20,185

	For the years ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007
	(In thousands)
Operating activities:
Net income	$25,561	$22,259	$20,185
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(28,551)	(10,122)	(21,368)
Other-than-temporary impairment charge on securities	-	197	34
Net loss on sale of securities	7	-	-
Deferred income tax (benefit) provision	(502)	11,709	-
Fair value adjustments for financial assets and financial liabilities carried at fair value	1,415	(26,504)	(1,212)
Stock based compensation expense	2,041	2,209	2,016
Net change in operating assets and liabilities	3,258	(173)	17
Net cash (used in) provided by operating activities	3,229	(425)	(328)

Investing activities:
Purchases of securities available for sale	(107)	(139)	(2,021)
Proceeds from sales and calls of securities available for sale	494	-	769
Investment in subsidiary	(23,500)	(60,000)	(30,000)
Net cash used in investing activities	(23,113)	(60,139)	(31,252)

Financing activities:
Purchase of treasury stock	(231)	(409)	(1,056)
Cash dividends paid	(14,989)	(10,383)	(9,401)
Issuance of common stock	101,537	-	-
(Redemption) issuance of preferred stock	(70,900)	69,974	-
Proceeds from long-term borrowings	-	-	61,857
Repayments of long-term borrowings	-	-	(20,619)
Stock options exercised	627	2,363	1,326
Net cash provided by financing activities	16,044	61,545	32,107

Net (decrease) increase in cash and cash equivalents	(3,840)	981	527
Cash and cash equivalents, beginning of year	25,609	24,628	24,101
Cash and cash equivalents, end of year	$21,769	$25,609	$24,628

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company adopted new accounting guidance related to Compensation-Retirement Benefits for the Split-Dollar Life Insurance in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flushing Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2010 expressed an unqualified opinion.

GRANT THORNTON LLP

New York, New York
March 12, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited Flushing Financial Corporation (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Flushing Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Flushing Financial Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Flushing Financial Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flushing Financial Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.

GRANT THORNTON LLP

New York, New York
March 12, 2010

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.            Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on those criteria issued by COSO.

Grant Thornton, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in its report which appears on page 123.

Item 9B.            Other Information.

None.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2010 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

PART IV

Item 15.             Exhibits, Financial Statement Schedules.

(a)      1.      Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2009 and 2008

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2009

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing FinancialCorporation (6)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)
3.5	By-Laws of Flushing Financial Corporation (1)
3.6	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)
4.1
Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation. and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (12)

4.2
Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation’s total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

4.3	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)
4.4	Warrant for Purchase of Shares of Common Stock (15)
10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB andCertain Officers (16)
10.2*	Form of Amended and Restated Employment Agreements between Flushing Financial Corporation andCertain Officers (16)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R.Buran (16)
10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (16)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (16)
10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso (16)
10.7*	Flushing Savings Bank Assistant Vice President and Vice President Change in Control Severance Policy (16)
10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (4)
10.9*	Amended and Restated Outside Director Retirement Plan (11)
10.10*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (4)
10.11*	Amended and Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (16)
10.12	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)
10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)
10.14*	Employee Benefit Trust Agreement (1)
10.15*	Amendment to the Employee Benefit Trust Agreement (3)
10.16*	Loan Document for Employee Benefit Trust (1)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing FinancialCorporation and Gerard P. Tully, Sr. (16)
10.19*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.20*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.21*	Description of Outside Director Fee Arrangements (16)
10.22*	Form of Outside Director Restricted Stock Award Letter (9)
10.23*	Form of Outside Director Restricted Stock Unit Award Letter (9)
10.24*	Form of Outside Director Stock Option Grant Letter (9)
10.25*	Form of Employee Restricted Stock Award Letter (9)
10.26*	Form of Employee Restricted Stock Unit Award Letter (9)

10.27*	Form of Employee Stock Option Award Letter (9)
10.28*	Amended and Restated 2005 Omnibus Incentive Plan (16)
10.29*	Annual Incentive Plan for Executives and Senior Officers (14)
10.30*	Form of Waiver executed by each of John R. Buran, Maria A. Grasso, David W. Fry, Francis W. Korzekwinski and Theresa Kelly (15)
10.31
Letter Agreement dated December 19, 2008 between Flushing Financial Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock Series B and the Warrant (15)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of theSarbanes-Oxley Act of 2002 by the Chief Financial Officer
99.1	Certification pursuant to ESSA §111(b)(4) by the Chief Executive Officer
99.2	Certification pursuant to ESSA §111(b)(4) by the Chief Financial Officer

*Indicates compensatory plan or arrangement.

_______________
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 1, 2006.
(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.
(14)	Incorporated by reference to Exhibit filed with Form 8-K filed March 1, 2007.
(15)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.
(16)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 12, 2010.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 9, 2010
John R. Buran

/S/GERARD P. TULLY, SR.	Director, Chairman	March 9, 2010
Gerard P. Tully, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 9, 2010
David W. Fry

/S/JAMES D. BENNETT	Director	March 9, 2010
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 9, 2010
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 9, 2010
Louis C. Grassi

/S/SAM HAN	Director	March 9, 2010
Sam Han

/S/MICHAEL J. HEGARTY	Director	March 9, 2010
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 9, 2010
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 9, 2010
Vincent F. Nicolosi

/S/DONNA M. O'BRIEN	Director	March 9, 2010
Donna M. O'Brien

/S/JOHN E. ROE, SR.	Director	March 9, 2010
John E. Roe, Sr.

/S/MICHAEL J. RUSSO	Director	March 9, 2010
Michael J. Russo