Form 10-Q
period 2010-03-31
FLUSHING FINANCIAL CORP
filed 2010-05-07
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 was 31,157,129

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

Table of Content

Item 1.
PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Cash and due from banks	$25,769	$28,426
Securities available for sale:
Mortgage-backed securities ($74,724 and $80,299 at fair value pursuant to the fair value option at March 31, 2010 and December 31, 2009, respectively)	650,769	648,443
Other securities ($16,934 and $17,229 at fair value pursuant to the fair value option at March 31, 2010 and December 31, 2009, respectively)	66,343	35,361
Loans:
Multi-family residential	1,182,756	1,158,700
Commercial real estate	673,663	686,210
One-to-four family ― mixed-use property	742,029	744,560
One-to-four family ― residential	252,927	249,920
Co-operative apartments	6,565	6,553
Construction	92,375	97,270
Small Business Administration	16,666	17,496
Taxi medallion	75,717	61,424
Commercial business and other	179,705	181,240
Net unamortized premiums and unearned loan fees	17,121	17,110
Allowance for loan losses	(23,032)	(20,324)
Net loans	3,216,492	3,200,159
Interest and dividends receivable	19,670	19,116
Bank premises and equipment, net	22,520	22,830
Federal Home Loan Bank of New York stock	41,310	45,968
Bank owned life insurance	69,877	69,231
Goodwill	16,127	16,127
Core deposit intangible	1,757	1,874
Other assets	52,471	55,711
Total assets	$4,183,105	$4,143,246

LIABILITIES
Due to depositors:
Non-interest bearing	$84,786	$91,376
Interest-bearing:
Certificate of deposit accounts	1,303,963	1,230,511
Savings accounts	420,147	426,821
Money market accounts	402,487	414,457
NOW accounts	578,153	503,159
Total interest-bearing deposits	2,704,750	2,574,948
Mortgagors' escrow deposits	37,765	26,791
Borrowed funds ($65,048 and $106,167 at fair value pursuant to the fair value option at March 31, 2010 and December 31, 2009, respectively)	768,717	873,345
Securities sold under agreements to repurchase	186,900	186,900
Other liabilities	31,322	29,742
Total liabilities	3,814,240	3,783,102

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 40,000,000 shares authorized; 31,157,374 shares and 31,131,059 shares issued at March 31, 2010 and December 31, 2009, respectively; 31,152,004 shares and 31,127,664 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	312	311
Additional paid-in capital	187,873	185,842
Treasury stock, at average cost (5,370 and 3,395 at March 31, 2010 and December 31, 2009, respectively)	(66)	(36)
Unearned compensation	(410)	(575)
Retained earnings	185,212	181,181
Accumulated other comprehensive loss, net of taxes	(4,056)	(6,579)
Total stockholders' equity	368,865	360,144

Total liabilities and stockholders' equity	$4,183,105	$4,143,246

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months
	ended March 31,
	2010	2009

Interest and dividend income
Interest and fees on loans	$49,684	$47,376
Interest and dividends on securities:
Interest	7,911	9,337
Dividends	200	412
Other interest income	13	43
Total interest and dividend income	57,808	57,168

Interest expense
Deposits	13,517	18,827
Other interest expense	10,786	12,285
Total interest expense	24,303	31,112

Net interest income	33,505	26,056
Provision for loan losses	5,000	4,500
Net interest income after provision for loan losses	28,505	21,556

Non-interest income
Loan fee income	367	417
Banking services fee income	482	446
Net gain on sale of loans	5	-
Net (loss) gain from fair value adjustments	(103)	2,349
Federal Home Loan Bank of New York stock dividends	611	346
Bank owned life insurance	645	599
Other income	570	523
Total non-interest income	2,577	4,680

Non-interest expense
Salaries and employee benefits	8,796	7,471
Occupancy and equipment	1,749	1,774
Professional services	1,764	1,655
FDIC deposit insurance	1,274	977
Data processing	1,078	1,089
Depreciation and amortization	679	622
Other operating expenses	2,596	2,404
Total non-interest expense	17,936	15,992

Income before income taxes	13,146	10,244

Provision for income taxes
Federal	3,949	3,095
State and local	1,212	840
Total taxes	5,161	3,935

Net income	$7,985	$6,309

Preferred dividends and amortization of issuance costs	$-	$951

Net income available to common shareholders	$7,985	$5,358

Basic earnings per common share	$0.26	$0.26
Diluted earnings per common share	$0.26	$0.26
Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,985	$6,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,000	4,500
Depreciation and amortization of bank premises and equipment	679	622
Net gain on sales of loans (including delinquent loans)	(5)	-
Amortization of premium, net of accretion of discount	411	756
Fair value adjustment for financial assets and financial liabilities	103	(2,349)
Income from bank owned life insurance	(645)	(599)
Stock-based compensation expense	961	588
Deferred compensation	45	8
Amortization of core deposit intangibles	117	117
Tax benefits from stock-based payment arrangements	(77)	(45)
Deferred income tax benefit	(1,407)	(743)
Increase in other liabilities	2,437	1,699
Decrease (increase) in other assets	88	(736)
Net cash provided by operating activities	15,692	10,127

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(369)	(1,175)
Net redemptions of Federal Home Loan Bank of New York shares	4,658	1,262
Purchases of securities available for sale	(76,936)	(96,913)
Proceeds from sales and calls of securities available for sale	1,270	8,638
Proceeds from maturities and prepayments of securities available for sale	47,039	31,177
Net originations and repayment of loans	(20,268)	(65,434)
Purchases of loans	(1,783)	(8,835)
Proceeds from sale of real estate owned	279	-
Proceeds from sale of delinquent loans	1,289	1,233
Net cash used in investing activities	(44,821)	(130,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing deposits	(6,590)	2,496
Net increase in interest-bearing deposits	129,532	141,278
Net increase in mortgagors' escrow deposits	10,974	4,045
Net (repayments) proceeds from of short-term borrowed funds	(73,500)	9,600
Proceeds from long-term borrowings	30,000	67,367
Repayment of long-term borrowings	(60,009)	(105,009)
Purchases of treasury stock	(66)	-
Excess tax benefits from stock-based payment arrangements	77	45
Proceeds from issuance of common stock upon exercise of stock options	-	618
Cash dividends paid	(3,946)	(3,186)
Net cash provided by financing activities	26,472	117,254

Net increase (decrease) in cash and cash equivalents	(2,657)	(2,666)
Cash and cash equivalents, beginning of period	28,426	30,404
Cash and cash equivalents, end of period	$25,769	$27,738

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$24,482	$31,796
Income taxes paid	127	828
Taxes paid if excess tax benefits were not tax deductible	204	873
Non-cash activities:
Securities purchased, not yet settled	-	770
Loans transferred to real estate owned	518	-
Loans provided for the sale of real estate owned	800	-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income
(Unaudited)
	For the three months ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009

Preferred Stock
Balance, beginning of period	$-	$1
No activity	-	-
Balance, end of period	$-	$1
Common Stock
Balance, beginning of period	$311	$216
Issuance upon exercise of stock options (90,000 common shares for the three months ended March 31, 2009)	-	1
Shares issued upon vesting of restricted stock unit awards (26,315 and 100 common shares for the three months ended March 31, 2010 and 2009, respectively)	1	-
Balance, end of period	$312	$217
Additional Paid-In Capital
Balance, beginning of period	$185,842	$150,662
Additional preferred stock issuance costs	-	(144)
Amortization of preferred stock issuance costs	-	76
Award of common shares released from Employee Benefit Trust (169,353 and 156,937 common shares for the three months ended March 31, 2010 and 2009, respectively)	1,064	802
Shares issued upon vesting of restricted stock unit awards (26,415 and 100 common shares for the three months ended March 31, 2010 and 2009, respectively)	222	2
Issuance upon exercise of stock options (90,000 common shares for the three months ended March 31, 2009)	-	617
Stock-based compensation activity, net	668	697
Stock-based income tax benefit	77	45
Balance, end of period	$187,873	$152,757
Treasury Stock
Balance, beginning of period	$(36)	$-
Shares issued upon vesting of restricted stock unit awards (3,395 common shares for the three months ended March 31, 2010)	36	-
Repurchase of shares to satisfy tax obligations (5,370 common shares for the three months ended March 31, 2010)	(66)	-
Balance, end of period	$(66)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income (continued)
(Unaudited)
	For the three months ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009

Unearned Compensation
Balance, beginning of period	$(575)	$(1,300)
Release of shares from the Employee Benefit Trust (48,135 and 53,347 common shares for the three months ended March 31, 2010 and 2009, respectively)	165	184
Balance, end of period	$(410)	$(1,116)
Retained Earnings
Net income	7,985	6,309
Cash dividends declared and paid on common shares ($0.13 per common share for the three months ended March 31, 2010 and 2009, respectively)	(3,946)	(2,641)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the three months ended March 31, 2009)	-	(545)
Shares issued upon vesting of restricted stock unit awards (3,295 common shares for the three months ended March 31, 2010)	(8)	-
Amortization of preferred stock issuance costs	-	(76)
Balance, end of period	$4,031	$3,047
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(6,579)	$(20,303)
Change in net unrealized loss on securities available for sale, net of taxes of approximately ($1,983) and ($2,546) for the three months ended March 31, 2010 and 2009, respectively	2,486	3,056
Amortization of actuarial losses, net of taxes of approximately ($34) and ($34) for the three months ended March 31, 2010 and 2009, respectively	42	42
Amortization of prior service (credits) costs, net of taxes of approximately $4 and ($5) for the three months ended March 31, 2010 and 2009, respectively	(5)	7
Balance, end of period	$(4,056)	$(17,198)

Total Stockholders' Equity	$368,865	$309,924

	For the three months ended
	March 31,
	2010	2009
Comprehensive Income
Net income	$7,985	$6,309
Other comprehensive income, net of tax
Amortization of actuarial losses	42	42
Amortization of prior service (credits) costs	(5)	7
Unrealized gains on securities	2,486	3,056
Comprehensive income	$10,508	$9,414

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Savings Bank”).  The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Holding Company and the Savings Bank on a consolidated basis.

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such presented periods of Flushing Financial Corporation and its consolidated subsidiaries (the “Company”).  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report. All inter-company balances and transactions have been eliminated in consolidation.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.  Additionally, during the three months ended March 31, 2010, the Company elected to reclassify owner-occupied commercial loans originated by the Business Banking Department from commercial real estate loans to commercial business loans.  These loans were underwritten using the same underwriting standards used to originate unsecured business loans, with the mortgage obtained as additional collateral.  Based upon the underwriting standards used to originate the loans, it is more appropriate to classify the loans as commercial business loans. Prior period amounts have been adjusted to reflect this reclassification.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Earnings per share are computed in accordance with ASC Topic 260 “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period.  Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Net income, as reported	$7,985	$6,309
Preferred dividends and amortization of issuance costs	-	(951)
Net income available to common shareholders	$7,985	$5,358
Divided by:
Weighted average common shares outstanding	30,257	20,590
Weighted average common stock equivalents	29	6
Total weighted average common shares outstanding and common stock equivalents	30,286	20,596

Basic earnings per common share	$0.26	$0.26
Diluted earnings per common share (1)	$0.26	$0.26
Dividend payout ratio	50.0%	50.0%

(1)
For the three months ended March 31, 2010, options to purchase 1,003,513 shares at an average exercise price of $15.72 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the three months ended March 31, 2009, a warrant to purchase 751,611 shares at an exercise price of $13.97 and options to purchase 1,455,053 shares at an average exercise price of $14.17 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

4.	Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three months ended March 31, 2010 and 2009. Securities available for sale are recorded at fair value.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and fair value of the Company’s securities classified as available for sale at March 31, 2010 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$36,147	$36,413	$266	$-
Other	27,087	23,504	107	3,690
Mutual funds	6,426	6,426	-	-
Total other securities	69,660	66,343	373	3,690
REMIC and CMO	395,680	390,973	8,931	13,638
GNMA	97,138	101,279	4,152	11
FNMA	121,892	125,178	3,538	252
FHLMC	32,762	33,339	577	-
Total mortgage-backed securities	647,472	650,769	17,198	13,901
Total securities available for sale	$717,132	$717,112	$17,571	$17,591

Mortgage-backed securities shown in the table above include one private issued collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $13.9 million and $14.3 million, respectively, at March 31, 2010.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$7,360	$3,690	$-	$-	$7,360	$3,690
Total other securities	7,360	3,690	-	-	7,360	3,690
REMIC and CMO	121,602	13,638	68,623	1,492	52,979	12,146
GNMA	5,864	11	5,864	11	-	-
FNMA	19,576	252	19,576	252	-	-
Total mortgage-backed securities	147,042	13,901	94,063	1,755	52,979	12,146
Total securities available for sale	$154,402	$17,591	$94,063	$1,755	$60,339	$15,836

The Company conducted a review of each investment that had an unrealized loss at March 31, 2010. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive loss (“AOCL”) within Stockholders’ Equity.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statements of Income and the noncredit related impairment being recorded in AOCL, net of tax.

The Company evaluates its trust preferred securities using an impairment model through an independent third party.  This review also includes evaluating the financial condition of each counterparty.  The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. When an other-than-temporary impairment (“OTTI”) is identified, the portion of the impairment that is credit related is determined by

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

management by using the following methods: (1) for trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings: and (2) for mortgage-backed securities, credit related impairment is determined by estimating future losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, and credit enhancement and coverage and recording those estimated future losses as a credit related loss against earnings.

Other Securities:
The unrealized losses in Other securities at March 31, 2010 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and two pooled trust preferred issues. As noted above, the Company evaluates these securities using an impairment model through an independent third party that is applied to debt securities. Additionally, management reviews the financial condition of each counterparty. One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred security as well as the two single issuer trust preferred securities are performing according to their terms.  The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income.  This security is over 90 days past due and the Company has stopped accruing interest. The Company recorded a credit related OTTI on the two pooled trust preferred securities during the year ended December 31, 2009.

It is not anticipated at this time that the two single issuer trust preferred securities and two pooled trust preferred issues would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the trust preferred security discussed above, and, in the opinion of management based on the review performed at March 31, 2010, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of the full current amortized cost of the Company’s investment at March 31, 2010.  Therefore, the Company did not consider the two single issuer trust preferred securities and two pooled trust preferred issues to be other-than-temporarily impaired at March 31, 2010.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) REMIC and CMO securities at March 31, 2010 consist of two issues from Federal Home Loan Mortgage Corporation (“FHLMC”), three issues from Federal National Mortgage Association (“FNMA”), six issues from Government National Mortgage Association (“GNMA”) and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The unrealized losses on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Currently, nine of these securities are performing according to their terms, with one security, for which an OTTI charge was previously recorded, remitting less than the full principal amount due during the three months ended March 31, 2010.  The principal loss for this one security totaled $168,000 for the three months ended March 31, 2010.  This loss was anticipated in the previously recorded credit related OTTI charge for the security.

It is not anticipated at this time that the 10 private issued securities would be settled at a price that is less than the current amortized cost of the Company’s investment at March 31, 2010. Each of these securities are performing according to its terms, except for the one security discussed above, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full current amortized cost of the Company’s investment at March 31, 2010, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
GNMA and FNMA:
The unrealized losses in GNMA and FNMA mortgage-backed securities at March 31, 2010 consist of one issue from GNMA and three issues from FNMA.  The unrealized losses in GNMA and FNMA mortgage-backed securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The Company has previously recorded OTTI charges in the Consolidated Statements of Income on four private issued CMOs and two pooled trust preferred securities where a portion of the OTTI is recorded in AOCL. The following table details the total impairment on debt securities, as of March 31, 2010, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

			Gross Unrealized	Cumulative
			Losses Recorded	Credit OTTI
(in thousands)	Amortized Cost	Fair Value	In AOCL	Losses

Private issued CMO's	$37,253	$29,316	$7,937	$2,976
Trust preferred securities	10,250	6,655	3,595	2,750
Total	$47,503	$35,971	$11,532	$5,726

The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in other comprehensive loss for the periods indicated:

For the three
months ended
(in thousands)	March 31, 2010
Beginning balance	$5,894

Pass through of actual losses	(168)
OTTI charges due to credit loss recorded in earnings	-
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-

Ending balance	$5,726

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$6,906	$6,906
Due after one year through five years	10,784	10,900
Due after five years through ten years	23,007	23,063
Due after ten years	28,963	25,474

Total other securities	69,660	66,343
Mortgage-backed securities	647,472	650,769

Total securities available for sale	$717,132	$717,112

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2009 are as follows:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$3,277	$3,389	$112	$-
Other	28,718	25,112	90	3,696
Mutual funds	6,860	6,860	-	-
Total other securities	38,855	35,361	202	3,696
REMIC and CMO	388,891	380,325	7,666	16,232
GNMA	107,144	110,845	3,701	-
FNMA	124,199	127,364	3,561	396
FHLMC	29,201	29,909	708	-
Total mortgage-backed securities	649,435	648,443	15,636	16,628
Total securities available for sale	$688,290	$683,804	$15,838	$20,324

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009:
	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$7,354	$3,696	$-	$-	$7,354	$3,696
Total other securities	7,354	3,696	-	-	7,354	3,696
REMIC and CMO	126,074	16,232	71,495	2,386	54,579	13,846
FNMA	26,567	396	26,567	396	-	-
Total mortgage-backed securities	152,641	16,628	98,062	2,782	54,579	13,846
Total securities available for sale	$159,995	$20,324	$98,062	$2,782	$61,933	$17,542

5.	Loans

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of ninety days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest. Loan fees and certain loan origination costs are deferred at the time of origination, and are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are recorded in interest income at the time the loan is paid in full.

A loan is considered impaired when, based upon current information; the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the original contractual terms of the loan.  All non-accrual loans are considered impaired.  Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The property value of impaired mortgage loans are internally reviewed on a quarterly basis based on updated cash flows for income producing properties or updated independent appraisals.  The loan balance of impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off against the allowance for loan losses.

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include making concessions to the borrower that the Bank would not make in the normal course of business, such as reducing the interest rate below market rates or reducing the amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms would revert to the original terms of the

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

loan. The Savings Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans.

The total amount of non-performing loans increased $5.8 million during the three months ended March 31, 2010 to $91.6 million from $85.9 million at December 31, 2009.  The total amount of loans on non-accrual status was $84.1 million at March 31, 2010 and $80.1 million at December 31, 2009. The total amount of loans classified as impaired was $112.9 million at March 31, 2010 and $85.9 million at December 31, 2009. The portion of the allowance for loan losses allocated to impaired loans was $11.2 million, or 48.8%, at March 31, 2010 and $9.6 million, or 47.2%, at December 31, 2009.

The interest foregone on non-accrual loans was $1.8 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

The Company recorded a provision for loan losses of $5.0 million during the three months ended March 31, 2010, which was a $0.5 million increase from the $4.5 million provision recorded during the three months ended March 31, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  During the three months ended March 31, 2010 and 2009, the Savings Bank recorded net loan charge-offs of $2.3 million and $0.2 million, respectively.

The following are changes in the allowance for loan losses for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2010	2009

Balance, beginning of period	$20,324	$11,028
Provision for loan losses	5,000	4,500
Charge-off's	(2,943)	(266)
Recoveries	651	18
Balance, end of period	$23,032	$15,280

The following table shows net loan charge-offs for the periods indicated by type of loan:

	For the three months
	ended March 31,
	March 31,	March 31,
(In thousands)	2010	2009
Multi-family residential	$1,092	$8
Commercial real estate	140	-
One-to-four family – mixed-use property	360	-
One-to-four family – residential	69	-
Construction	862	-
Small Business Administration	290	233
Commercial business and other loans	(521)	7
Total net loan charge-offs (recoveries)	$2,292	$248

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
6.	Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, the Company’s net income, as reported, includes $1.0 million, and $0.6 million, respectively, of stock-based compensation costs and $0.4 million and $0.2 million, respectively of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2010, the Company did not grant stock options.  There were 118,100 stock options granted for the three months ended March 31, 2009.  There were 169,820 and 124,350 restricted stock units granted for the three months ended March 31, 2010 and 2009, respectively.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the three months ended March 31, 2009:

Fot the three months ended
March 31, 2009
Dividend yield	6.16%
Expected volatility	34.99%
Risk-free interest rate	2.27%
Expected option life (years)	7 years

The Company’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Company’s Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan.  As of March 31, 2010, there were 153,808 shares available for full value awards and 209,833 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by (1) the number of shares that are returned to or retained by the Company  as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); (2) the settlement of such an award in cash; (3) the delivery to the award holder of fewer

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

shares than the number underlying the award, including shares which are withheld from full value awards; or (4) the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

The following table summarizes the Company’s full value awards at or for the three months ended March 31, 2010:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2009	232,398	$14.08
Granted	169,820	12.34
Vested	(56,950)	11.18
Forfeited	(520)	10.40
Non-vested at March 31, 2010	344,748	$13.71

Vested but unissued at March 31, 2010	110,275	$13.82

As of March 31, 2010, there was $3.8 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of awards vested for the three months ended March 31, 2010 and 2009 were $0.7 million and $0.3 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the three months ended March 31, 2010:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	(000)*

Outstanding at December 31, 2009	1,414,008	$14.33
Granted	-	-
Exercised	-	-
Forfeited	(45,390)	14.39
Outstanding at March 31, 2010	1,368,618	$14.33	5.1 years	$783
Exercisable shares at March 31, 2010	1,114,148	$14.32	4.4 years	$398
Vested but unexercisable shares at March 31, 2010	7,260	$16.00	7.6 years	$4

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2010, there was $0.6 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.  The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

There were no stock options granted or exercised during the three months ended March 31, 2010.  Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three months ended March 31, 2009 are provided in the following table:

For the three months
(In thousands, except grant date fair value)	ended March 31, 2009
Proceeds from stock options exercised	$618
Tax benefit related to stock options exercised	45
Intrinsic value of stock options exercised	102
Grant date fair value at weighted average	1.26

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan (the “Phantom Stock Plan”) as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President and above and completed one year of service.  However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the Phantom Stock Plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Savings Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2010:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2009	25,021	$11.26
Granted	5,463	12.06
Forfeited	(21)	12.66
Distributions	(152)	11.96
Outstanding at March 31, 2010	30,311	$12.66
Vested at March 31, 2010	24,096	$12.66

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $42,000 and $(111,000) for the three months ended March 31, 2010 and 2009, respectively. The total fair value of distributions from the Phantom Stock Plan was $2,000 for each of the three-month periods ended Mach 31, 2010 and 2009.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans:

	For the three months ended
	March 31,
(In thousands)	2010	2009

Employee Pension Plan:
Interest cost	$239	$228
Amortization of unrecognized loss	91	80
Expected return on plan assets	(312)	(321)
Net employee pension expense (benefit)	$18	$(13)

Outside Director Pension Plan:
Service cost	$16	$20
Interest cost	33	34
Amortization of unrecognized gain	(14)	(4)
Amortization of past service liability	10	10
Net outside director pension expense	$45	$60

Other Postretirement Benefit Plans:
Service cost	$68	$55
Interest cost	52	57
Amortization of unrecognized loss	2	-
Amortization of past service (credit) liability	(21)	2
Net other postretirement expense	$101	$114

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009 that it expects to contribute $0.2 million to each of the Company’s Outside Director Pension Plan (the “Outside Director Pension Plan”) and other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2010. The Company does not currently expect to make a contribution to its Employee Pension Plan (the “Employee Pension Plan”) during the year ending December 31, 2010. As of March 31, 2010, the Company has contributed $22,000 to the Outside Director Pension Plan and $10,000 to the Other Postretirement Benefit Plans.  The Company has not made any contribution to the Employee Pension Plan during the three months ended March 31, 2010.  As of March 31, 2010, the Company has not revised its expected contributions for the year ending December 31, 2010.

8.	Fair Value Measurements

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $91.7 million and $65.0 million, respectively. At December 31, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $97.5 million and $106.2 million, respectively. During the three-month periods ended March 31, 2010 and 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	For the three months ended March 31,
(Dollars in thousands)	2010	2009	2010	2009

Mortgage-backed securities	$74,724	$80,299	$569	$1,701
Other securities	16,934	17,229	184	(201)
Borrowed funds	65,048	106,167	862	639
Securities sold under agreements to repurchase	-	-		210
Net gain from fair value adjustments (1)			$1,615	$2,349

(1)
The net gain from fair value adjustments presented in the above table does not include losses of $1.7 million from the change in the fair value of interest rate caps recorded during the three months ended March 31, 2010.

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. One pooled trust preferred security is over 90 days past due and the Company has stopped accruing interest. The Company continues to accrue on the remaining financial instruments, and reports as interest income or interest expense in the Consolidated Statement of Income the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds have contractual principal amounts of $91.9 million and $131.9 million at March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010, a borrowing with a contractual principal amount of $40.0 million was repaid at its contractual maturity date. The fair value of borrowed funds includes accrued interest payable of $0.6 million and $0.8 million at March 31, 2010 and December 31, 2009, respectively.

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

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – where quoted market prices are available in an active market.  At March 31, 2010 and December 31, 2009, Level 1 includes preferred stock issued by Freddie Mac.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2010 and December 31, 2009, Level 2 includes mortgage related securities, corporate debt, interest rate caps, securities sold under agreements to repurchase and Federal Home Loan Bank of New York (“FHLB-NY”) advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At March 31, 2010 and December 31, 2009, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended
	March 31, 2010
	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Beginning balance	$10,153	$34,510
Transfer into Level 3	-	-
Net loss from fair value adjustment of financial assets	(45)	-
Net gain from fair value adjustment of financial liabilities	-	(55)
Decrease in accrued interest	-	(8)
Change in unrealized losses included in other comprehensive loss	(18)	-
Ending balance	$10,090	$34,447

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at March 31, 2010 and December 31, 2009:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009

Assets:
Securities available for sale
Mortgage-backed
Securities	$-	$-	$650,769	$648,443	$-	$-	$650,769	$648,443
Other securities	157	140	56,096	25,068	10,090	10,153	66,343	35,361
Interest rate caps	-	-	5,684	7,403	-	-	5,684	7,403

Total assets	$157	$140	$712,549	$680,914	$10,090	$10,153	$722,796	$691,207

Liabilities:
Borrowings	$-	$-	$30,601	$71,657	$34,447	$34,510	$65,048	$106,167
Securities sold under agreements to repurchase	-	-	-	-	-	-	-	-

Total liabilities	$-	$-	$30,601	$71,657	$34,447	$34,510	$65,048	$106,167

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at March 31, 2010 and December 31, 2009:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009

Assets:
Impaired loans	$-	$-	$-	$-	$32,667	$25,879	$32,667	$25,879
Real estate owned	-	-	-	-	1,793	2,262	1,793	2,262

Total assets	$-	$-	$-	$-	$34,460	$28,141	$34,460	$28,141

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009.

The estimated fair value of each material class of financial instruments at March 31, 2010 and December 31, 2009 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due From Banks, Overnight Interest-Earning Deposits and Federal Funds Sold, FHLB-NY Stock, Bank Owned Life Insurance, Interest and Dividends Receivable, Mortgagors’ Escrow Deposits and Other Liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities Available For Sale:

The estimated fair values of securities available for sale are contained in Note 4 of the Notes to Consolidated

Table of Content

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

Loans:

The estimated fair value of loans, with carrying amounts of $3,239.5 million and $3,220.5 million at March 31, 2010 and December 31, 2009, respectively, was $3,391.9 million and $3,358.1 million at March 31, 2010 and December 31, 2009, respectively.

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

Due to depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,789.5 million and $2,666.3 million at March 31, 2010 and December 31, 2009, respectively, was $2,729.5 million and $2,639.6 million at March 31, 2010 and December 31, 2009, respectively.

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

Borrowings:

The estimated fair value of borrowings, with carrying amounts of $955.6 million and $1,060.2 million at March 31, 2010 and December 31, 2009, respectively, was $970.6 million and $1,068.0 million at March 31, 2010 and December 31, 2009, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at March 31, 2010 and December 31, 2009 was $5.7 million and $7.4 million, respectively. We have not designated our interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in Other assets and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input). During the three months ended March 31, 2010, the Company recorded a loss of $1.7 million in the fair value of interest rate caps.

Real Estate Owned:

Real Estate Owned (“REO”) are carried at the lower of cost or estimated realizable value.  The estimated realizable value is based on appraised value through a current appraisal, or sometimes through an internal review, additionally adjusted by the estimated costs to sell the property (Level 3 input).

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

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At March 31, 2010 and December 31, 2009, the fair values of the above financial instruments approximated the recorded amounts of the related fees and were not considered to be material.

9.	Income Taxes

The Company has recorded a net deferred tax asset of $5.1 million at March 31, 2010, which is included in Other Assets in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2010.

10.	Stockholders’ Equity

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss at March 31, 2010 and December 31, 2009 and the changes during the three months ended March 31, 2010 are as follows:

		Other
	December 31,	Comprehensive	March 31,
	2009	Income (Loss)	2010
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$(2,497)	$2,486	$(11)
Net actuarial gain (loss) on pension plans and other postretirement benefits	(4,480)	42	(4,438)
Prior service credit on pension plans and other postretirement benefits	398	(5)	393
Accumulated other comprehensive loss	$(6,579)	$2,523	$(4,056)

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

11.	Regulatory Capital

Under Office of Thrift Supervision (“OTS”) capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards.  At March 31, 2010, the Savings Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance with OTS capital standards as of March 31, 2010.

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$373,797	8.97%
Requirement	62,495	1.50
Excess	311,302	7.47

Leverage and Core Capital:
Capital level	$373,797	8.97%
Requirement	124,990	3.00
Excess	248,807	5.97

Risk-Based Capital:
Capital level	$396,828	13.67%
Requirement	232,221	8.00
Excess	164,607	5.67

12.	New Authoritative Accounting Pronouncements

The FASB ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in this Quarterly Report now refer to the relevant ASC Topic.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820.  The update requires the following additional disclosures: (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) separately disclose information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows: (1)  fair value measurement disclosures are to be made for each class of assets and liabilities; and (2) disclosures are to be made about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855 “Subsequent Events.”  The update provides that an SEC filer is required to evaluate subsequent events through the date financial statements are issued.  However, an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The update was effective as of the date of issuance.  Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2.

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank,,” and together with the Savings Bank, the “Banks”).

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2009. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. The primary business of Flushing Financial Corporation at this time is the operation of its wholly owned subsidiary, the Savings Bank. The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November, 2006 the Savings Bank launched an internet branch, iGObanking.com®. The Company also operates under the trade name Flushing Bank.  The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Savings Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units), multi-family residential and, to a lesser extent, commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including passbook loans and overdraft lines of credit. Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio.  Our primary sources of funds are deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Savings Bank’s primary regulator is the Office of Thrift Supervision (“OTS”). Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Banks are members of the Federal Home Loan Bank (“FHLB”) system.

Table of Content

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

We carry a portion of our financial assets and financial liabilities at fair value and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 8 of the Notes to Consolidated Financial Statements.

We recorded a provision for loan losses of $5.0 million during the three months ended March 31, 2010, which was a $0.5 million increase from the $4.5 million provision recorded during the three months ended March 31, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

Net income for the three months ended March 31, 2010 was $8.0 million, an increase of $1.7 million, or 26.6%, from $6.3 million for the period ended March 31, 2009. Our strong operating performance for the quarter was primarily driven by an increase of $7.4 million in net interest income, as the net interest margin for the quarter ended March 31, 2010 improved over the comparable prior year period by 67 basis points to 3.39%. We are particularly encouraged with the continued growth in our net interest margin during the first quarter of 2010, as it improved 25

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

basis points over the fourth quarter of 2009.

Our product expansion undertaken over the past several years continues to result in growth in our core deposits. During the past twelve months, we opened nearly 4,000 demand deposit accounts and saw an increase in demand deposit balances of almost 20%. As a result of deposit growth during the three months ended March 31, 2010, we were able to reduce borrowed funds by $104.6 million during the quarter. The increase in our core deposits during 2009 and the first quarter of 2010 resulted in a reduction in our cost of deposits and total funding costs of 94 basis points and 80 basis points, respectively, from the comparable prior year period.

We continue to adhere to our conservative underwriting standards to ensure we continue to originate quality loans. We also focus on the performance of our existing loan portfolio. Non-performing loans for the three months ended March 31, 2010 increased $5.8 million, or 6.7%, to $91.6 million from $85.9 million at December 31, 2009. The majority of non-performing loans are collateralized by residential income producing properties in the New York metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans during the year.  We review the property values of impaired loans quarterly and charge-off amounts in excess of 90% of the value of the loan’s collateral. Net loan charge-offs during the quarter were 29 basis points of average loans, which continues to be below the industry average. The $5.0 million provision for loan losses recorded during the three months ended March 31, 2010 brought our allowance up to 71 basis points of total loans.  As of March 31, 2010, the current loan-to-value ratio on our impaired loans was 67.8%.

The Savings Bank continues to be well-capitalized under regulatory requirements at March 31, 2010, with core and risk-weighted capital ratios of 8.97% and 13.67%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

General.  Net income for the three months ended March 31, 2010 was $8.0 million, an increase of $1.7 million, or 26.6%, from $6.3 million for the three months ended March 31, 2009. Diluted earnings per common share were $0.26 for the three-month periods ended March 31, 2010 and 2009.  Diluted earnings per common share were unchanged as the 26.6% increase in net income was offset by the net effect of a 47.0% increase in common shares used in the computation of earnings per common share and the redemption of preferred stock in October 2009. These additional shares were issued in the common stock offering completed in September 2009. The return on average assets was 0.77% for the three months ended March 31, 2010 as compared to 0.63% for the three months ended March 31, 2009, while the return on average equity was 8.81% for the three months ended March 31, 2010 as compared to 8.42% for the three months ended March 31, 2009.

Interest Income.  Total interest and dividend income increased $0.6 million, or 1.1%, to $57.8 million for the three months ended March 31, 2010 from $57.2 million for the three months ended March 31, 2009. The increase in interest income is attributed to the growth in the average balance of interest-earning assets, which increased $114.8 million to $3,952.1 million, partially offset by an 11 basis point reduction in the yield of interest-earning assets to 5.85% for the three months ended March 31, 2010 from 5.96% for the quarter ended March 31, 2009. The decline in the yield of interest-earning assets was primarily due to a 15 basis point reduction in the yield of the loan portfolio combined with a 47 basis point reduction in the yield of the securities portfolio. These reductions in rates were partially offset by a $104.6 million decline in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 15 basis point reduction in the yield of the loan portfolio to 6.20% for the quarter ended March 31, 2010 from 6.35% for the quarter ended March 31, 2009 was primarily due to an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 14 basis points to 6.21% for the three months ended March 31, 2010 from 6.35% for the three months ended March 31, 2009. The 47 basis point reduction in the yield of the securities portfolio to 4.55% for the quarter ended March 31, 2010 from 5.02% for the quarter ended March 31, 2009 was due to higher yielding securities repaying and being replaced with securities with lower yields due to the current interest rate environment. The decline in the yield of interest-earning assets was partially offset by an increase of $219.4 million in the average balance of the loan portfolio to $3,205.3 million for the three months ended March 31, 2010 from $2,986.0 million for the three months ended March 31, 2009.

Interest Expense.  Interest expense decreased $6.8 million, or 21.9%, to $24.3 million for the three months ended March 31, 2010 from $31.1 million for the three months ended March 31, 2009. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 80 basis points to 2.63% for the three

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

months ended March 31, 2010 from 3.43% for the comparable prior year period. This decrease was partially offset with a $68.9 million increase in the average balance of interest-bearing liabilities to $3,697.5 million for the three months ended March 31, 2010 from $3,628.7 million for the comparable prior year period.  The decrease in the cost of interest-bearing liabilities is primarily attributable to reductions in the rates paid on deposits combined with a shift in deposit concentrations.  The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 65 basis points, 102 basis points, 74 basis points and 65 basis points respectively, for the quarter ended March 31, 2010 compared to the same period in 2009.  The cost of due to depositors was also reduced due to the Banks’ focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $383.8 million for the quarter ended March 31, 2010 compared to the same period in 2009, while the average balance of higher-costing certificates of deposits decreased $252.8 million for the quarter ended March 31, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of due to depositors of 94 basis points to 2.03% for the quarter ended March 31, 2010 from 2.97% for the quarter ended March 31, 2009. The net increase in deposits allowed the Savings Bank to reduce its reliance on borrowed funds, as the average balance of borrowed funds declined $63.6 million to $999.2 million for the quarter ended March 31, 2010 from $1,062.8 million for the quarter ended March 31, 2009, with the cost of borrowed funds decreasing 30 basis points to 4.32% for the quarter ended March 31, 2010 from 4.62% for the quarter ended March 31, 2009.

Net Interest Income.  For the three months ended March 31, 2010, net interest income was $33.5 million, an increase of $7.4 million, or 28.6%, from $26.1 million for the three months ended March 31, 2009. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $114.8 million to $3,952.1 million, combined with an increase in the net interest spread of 69 basis points to 3.22% for the quarter ended March 31, 2010 from 2.53% for the comparable period in 2009. The yield on interest-earning assets decreased 11 basis points to 5.85% for the three months ended March 31, 2010 from 5.96% in the three months ended March 31, 2009. The cost of interest-bearing liabilities decreased 80 basis points to 2.63% for the three months ended March 31, 2010 from 3.43% for the comparable prior year period. The net interest margin increased 67 basis points to 3.39% for the three months ended March 31, 2010 from 2.72% for the three months ended March 31, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.35% and 2.67% for the three month periods ended March 31, 2010 and 2009, respectively.

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the quarter ended March 31, 2010, which was an increase of $0.5 million from the $4.5 million recorded in the quarter ended March 31, 2009. During the three months ended March 31, 2010, non-performing loans increased $5.8 million to $91.6 million from $85.9 million at December 31, 2009. Net charge-offs for the quarter totaled $2.3 million, an increase of $2.0 million from the comparable prior year quarter and a decrease of $1.0 million from the fourth quarter of 2009.  Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York metropolitan market. The Savings Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the level of non-performing loans, the current economic uncertainties, and the level of charge-offs, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the first quarter of 2010. See “-ALLOWANCE FOR LOAN LOSSES.”.

Non-Interest Income.  Non-interest income for the three months ended March 31, 2010 was $2.6 million, a decrease of $2.1 million from $4.7 million for the three months ended March 31, 2009.  The decrease in non-interest income was primarily due to a $0.1 million loss recorded from fair value adjustments as compared to a gain of $2.3 million recorded in the comparable prior year period.  The decrease in income from fair value adjustments was partially offset by a $0.3 million increase in the quarterly dividend from the FHLB-NY to $0.6 million for the three months ended March 31, 2010 from $0.3 million for the comparable prior year period.

Non-Interest Expense.  Non-interest expense was $17.9 million for the three months ended March 31, 2010, an increase of $1.9 million, or 12.2%, from $16.0 million for the three months ended March 31, 2009. Employee salary and benefits increased $1.3 million, which is primarily attributed to the growth of the Savings Bank and an increase in stock-based salary expense due to an increase in the stock price as compared to the comparable prior year  period. FDIC insurance increased $0.3 million compared to the comparable prior year period due to an increase in assessment rates and deposit balances.  Other operating expense increased $0.2 million primarily due to the growth of the Savings Bank and an increase in foreclosure expense. The efficiency ratio was 49.8% and 56.3% for the three

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

months ended March 31, 2010 and 2009, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $2.9 million, or 28.3%, to $13.1 million for the three months ended March 31, 2010 from $10.2 million for the three months ended March 31, 2009 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $1.2 million, to $5.2 million, for the three months ended March 31, 2010 as compared to $3.9 million for the three months ended March 31, 2009. This increase was due to increased pre-tax income combined with an increase in the effective tax rate for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The effective tax rate was 39.3% and 38.4% for the three-month periods ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate was the result of an increase in net income combined with a decline in the impact of tax preference items for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

FINANCIAL CONDITION

Assets.  Total assets at March 31, 2010 were $4,183.1 million, an increase of $39.9 million, or 1.0%, from $4,143.2 million at December 31, 2009. Total loans, net increased $16.3 million, or 0.5%, during the three months ended March 31, 2010 to $3,216.5 million from $3,200.2 million at December 31, 2009. Loan originations and purchases were $95.0 million for the three months ended March 31, 2010, a decrease of $28.5 million from $123.5 million for the three months ended March 31, 2009, as we have tightened our underwriting standards to ensure we continue to originate quality loans.  Additionally, loan demand has declined due to the current economic environment. At March 31, 2010, loan applications in process totaled $151.8 million compared to $180.3 million at March 31, 2009 and $158.4 million at December 31, 2009. The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2010	2009
Multi-family residential	$38,405	$36,947
Commercial real estate (1)	4,600	20,857
One-to-four family – mixed-use property	12,712	6,108
One-to-four family – residential	6,675	7,014
Co-operative apartments	216	-
Construction	832	5,281
Small Business Administration	289	1,112
Taxi Medallion (2)	16,454	22,906
Commercial business and other loans	14,801	23,273
Total loan originations and purchases	$94,984	$123,498

(1)	Includes purchases of $2.9 million in the three months ended March 31, 2009.
(2)	Includes purchases of $1.8 million and $18.0 million in the three months ended March 31, 2010 and 2009, respectively.

As we continue to increase our loan portfolio, management continues to adhere to our conservative underwriting standards. Non-accrual loans and charge-offs from impaired loans have increased, primarily due to the current economic environment. The majority of our non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review our delinquencies on a loan by loan basis and continually explore ways to help borrowers meet their obligations and return them back to current status. In the past year we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts. Our non-performing assets were $98.5 million at March 31, 2010 an increase of $5.3 million from $93.3 million at December 31, 2009. Total non-performing assets as a percentage of total assets were 2.36% at March 31, 2010 compared to

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2.25% at December 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 25% at March 31, 2010, compared to 24% at December 31, 2009.

During the three months ended March 31, 2010, mortgage-backed securities increased $2.3 million, or 0.4%, to $650.8 million. During the three months ended March 31, 2010, there were purchases and principal repayments of mortgage-backed securities of $43.9 million and $45.8 million, respectively. During the three months ended March 31, 2010, other securities increased $31.0 million, or 87.6%, to $66.3 million. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the three months ended March 31, 2010, there were $33.0 million in purchases of government agency securities.

Liabilities.  Total liabilities were $3,814.2 million at March 31, 2010, an increase of $31.1 million, or 0.8%, from December 31, 2009. During the three months ended March 31, 2010, due to depositors increased $123.2 million to $2,789.5 million as a result of increases of $49.8 million in core deposits and of $73.5 million in certificates of deposit. Borrowed funds decreased $104.6 million as the increase in deposits allowed us to reduce our borrowed funds.

Equity.  Total stockholders’ equity increased $8.7 million, or 2.4%, to $368.9 million at March 31, 2010 from $360.1 million at December 31, 2009. The increase is primarily due to net income of $8.0 million and an increase in other comprehensive income of $2.5 million for the three months ended March 31, 2010. The increase in other comprehensive income was primarily attributed to an increase in the market value of securities held in the available for sale portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $3.9 million.  Book value per common share was $11.84 at March 31, 2010 compared to $11.57 at December 31, 2009. Tangible book value per common share was $11.31 at March 31, 2010 compared to $11.03 at December 31, 2009.

The Company did not repurchase any shares during the three months ended March 31, 2010 under its current stock repurchase program. At March 31, 2010, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow.  During the three months ended March 31, 2010, funds provided by our operating activities amounted to $15.7 million. These funds, together with $26.5 million provided by financing activities and $28.4 million of cash and cash equivalents available at the beginning of the year, were utilized to fund net investing activities of $44.8 million. Our primary business objective is the origination and purchase of one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units), multi-family residential and, to a lesser extent, commercial real estate mortgage loans and business and SBA loans. During the three months ended March 31, 2010, the net total of loan originations and purchases less loan repayments and sales was $20.8 million. During the three months ended March 31, 2010, we also funded $76.9 million in purchases of securities available for sale.  Funds were primarily provided by increases of $122.9 million in due to depositors and $11.0 million in escrow deposits, combined with $1.3 million in calls of securities and $47.0 million in proceeds from maturities and prepayments of securities available for sale.  We also used funds of $3.9 million for dividend payments, and $103.5 million to repay borrowed funds, during the three months ended March 31, 2010.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTEREST RATE RISK

Our consolidated statements of financial position have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in fair value of certain investments due to changes in interest rates.  Generally, the fair value of financial investments such as loans and securities fluctuates inversely with changes in interest rates.  As a result, increases in interest rates could result in decreases in the fair value of our interest-earning assets which could adversely affect our results of operation if such assets were sold, or, in the case of securities classified as available-for-sale, decreases in our stockholders' equity, if such securities were retained.

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  The OTS uses the change in net portfolio value ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2010.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At March 31, 2010, we were within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents our interest rate shock as of March 31, 2010:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.58%	7.11%	13.62%
-100 Basis points	-0.81	4.25	13.36
Base interest rate	0.00	0.00	12.98
+100 Basis points	-2.92	-7.86	12.19
+200 Basis points	-6.14	-15.54	11.43

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to our consolidated statements of financial condition and consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2010				2009
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,943,563	$46,107	6.27%		$2,801,571	$44,867	6.41%
Other loans, net (1)	261,784	3,577	5.47		184,387	2,509	5.44
Total loans, net	3,205,347	49,684	6.20		2,985,958	47,376	6.35
Mortgage-backed securities	653,029	7,588	4.65		703,343	8,913	5.07
Other securities	59,915	523	3.49		73,298	836	4.56
Total securities	712,944	8,111	4.55		776,641	9,749	5.02
Interest-earning deposits and federal funds sold	33,795	13	0.15		74,690	43	0.23
Total interest-earning assets	3,952,086	57,808	5.85		3,837,289	57,168	5.96
Other assets	218,771				184,655
Total assets	$4,170,857				$4,021,944

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$423,013	920	0.87		$392,995	1,578	1.61
NOW accounts	572,227	1,804	1.26		315,775	1,507	1.91
Money market accounts	404,023	975	0.97		306,708	1,524	1.99
Certificate of deposit accounts	1,263,849	9,804	3.10		1,516,617	14,200	3.75
Total due to depositors	2,663,112	13,503	2.03		2,532,095	18,809	2.97
Mortgagors' escrow accounts	35,216	14	0.16		33,748	18	0.21
Total deposits	2,698,328	13,517	2.00		2,565,843	18,827	2.94
Borrowed funds	999,195	10,786	4.32		1,062,813	12,285	4.62
Total interest-bearing liabilities	3,697,523	24,303	2.63		3,628,656	31,112	3.43
Non interest-bearing deposits	84,206				67,059
Other liabilities	26,628				26,685
Total liabilities	3,808,357				3,722,400
Equity	362,500				299,544
Total liabilities and equity	$4,170,857				$4,021,944

Net interest income / net interest rate spread		$33,505	3.22%			$26,056	2.53%

Net interest-earning assets / net interest margin	$254,563		3.39%		$208,633		2.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.06	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.3 million for each of the three-month periods ended March 31, 2010 and 2009, respectively.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

LOANS

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the periods indicated:

	For the three months ended March 31,
(In thousands)	2010	2009

Mortgage Loans

At beginning of period	$2,943,213	$2,786,670

Mortgage loans originated:
Multi-family residential	38,405	36,947
Commercial real estate	4,600	17,940
One-to-four family – mixed-use property	12,712	6,108
One-to-four family – residential	6,675	7,014
Co-operative apartments	216	-
Construction	832	5,281
Total mortgage loans originated	63,440	73,290

Mortgage loans purchased:
Commercial real estate	-	2,917

Total acquired loans	-	2,917

Less:
Principal and other reductions	55,049	41,777
Sales	1,289	1,233

At end of period	$2,950,315	$2,819,867

Commercial Business and Other Loans

At beginning of period	$260,160	$167,899

Other loans originated:
Small business administration	289	1,112
Taxi Medallion	14,671	4,884
Commercial business	13,752	22,892
Other	1,049	381
Total other loans originated	29,761	29,269

Other loans purchased:
Taxi Medallion	1,783	18,022
Total other loans purchased	1,783	18,022

Less:
Principal and other reductions	19,616	8,150
At end of period	$272,088	$207,040

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

DELINQUENT LOANS

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

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	March 31, 2010		December 31, 2009
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$14,960	$28,820	$8,958	$28,054
Commercial real estate	7,334	13,056	5,788	8,003
One-to-four family - mixed-use property	6,971	22,986	9,032	22,741
One-to-four family - residential	1,470	2,789	1,555	4,015
Co-operative apartments	-	-	-	-
Construction loans	-	10,667	-	7,619
Small Business Administration	-	17	10	262
Taxi medallion	-	-	-	-
Commercial business and other	13	139	21	1,633
Total delinquent loans	$30,748	$78,474	$25,364	$72,327

CLASSIFIED ASSETS

Our policy is to continuously review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  We classify an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are classified as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are classified as Substandard, Doubtful or Loss. We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Banks’ classified assets at March 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$25,180	$38,604	$2,045	$-	$65,829
Commercial real estate	14,566	20,954	-	-	35,520
One-to-four family - mixed-use property	16,846	32,172	-	-	49,018
One-to-four family - residential	2,793	12,180	-	-	14,973
Co-operative apartments	-	78	-	-	78
Construction loans	32,813	11,771	-	-	44,584
Small Business Administration	394	1,042	-	-	1,436
Commercial business and other	9,675	2,329	1,472	-	13,476
Total loans	102,267	119,130	3,517	-	224,914

Investment Securities: (1)
Pooled trust preferred securities	-	12,651	-	-	12,651
FHMLC preferred stock	-	50	-	-	50
Mutual funds	-	4,408	-	-	4,408
Private issue CMO	-	62,826	-	-	62,826
Total investment securities	-	79,935	-	-	79,935

Real Estate Owned	-	1,793	-	-	1,793
Total	$102,267	$200,858	$3,517	$-	$306,642

(1) Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above have a fair value at March 31, 2010 of $79.9 million. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown on the table above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. At March 31, 2010, Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $2.0 million, which is not included in the above table.

Special Mention: We classify loans as Special Mention when they are on repayment plans until they have been brought current and remain current for at least six months. We also classify loans as Special Mention when they are 60 to 89 days delinquent, or have shown other potential weaknesses.

Substandard: We classify loans as Substandard when they are on non-accrual status, or have other identified significant weaknesses.

Doubtful: We classify loans as Doubtful when payment in full is improbable.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balance of the mortgage loans are then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off against the allowance for loan losses. At March 31, 2010, the current loan-to-value ratio on our impaired loans was 67.8%.

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 20 investment securities as Substandard at March 31, 2010. Our classified investment securities at March 31, 2010 include 15 private issued CMO rated below investment grade by one or more of the rating agencies three issues of trust preferred securities, one mutual fund, and our holding of FHLMC preferred stock. The Investment Securities which are classified as Substandard at March 31, 2010 are securities that were triple A rated when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through March 31, 2010, these securities, with the exception of the FHLMC stock, two of the pooled trust preferred securities and one private issued CMO, continued to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

As we continue to increase our loan portfolio, we continue to adhere to our conservative underwriting standards. Non-accrual loans and charge-offs from impaired loans have increased, primarily due to the current economic environment. The majority of our non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. We review our delinquencies on a loan by loan basis and continually explore ways to help borrowers meet their obligations and return them back to current status. In the past year, we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts. Our non-performing assets were $98.5 million at March 31, 2010 an increase of $5.3 million from $93.3 million at December 31, 2009. Total non-performing assets as a percentage of total assets were 2.36% at March 31, 2010 compared to 2.25% at December 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 25% at March 31, 2010 compared to 24% at December 31, 2009. The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2010	2009
Loans 90 days or more past due and still accruing:

Commercial real estate	$-	$471
One-to-four family - residential	4,111	2,784
Construction loans	428	-

Total	4,539	3,255

Troubled debt restructured:
Multi-family residential	476	478
Commercial real estate	1,434	1,441
One-to-four family - mixed-use property	1,085	575

Total	2,995	2,494

Non-accrual loans:
Multi-family residential	29,693	27,483
Commercial real estate	16,382	18,153
One-to-four family - mixed-use property	25,209	23,422
One-to-four family - residential	4,882	4,959
Co-operative apartments	78	78
Construction loans	3,730	1,639
Small business administration	1,041	1,232
Commercial business and other	3,068	3,151
Total	84,083	80,117

Total non-performing loans	91,617	85,866

Other non-performing assets:
Real estate acquired through foreclosure	1,793	2,262
Investment securities	5,118	5,134
Total	6,911	7,396

Total non-performing assets	$98,528	$93,262

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. Specific reserves allocated to impaired loans were $11.2 million and $9.6 million at March 31, 2010 and December 31, 2009, respectively. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis the property values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balance of impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off.  Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we also review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and regional economic conditions. During the three months ended March 31, 2010, we incurred total net charge-offs of $2.3 million. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an increase in our non-performing loans, which totaled $91.6 million at March 31, 2010 and $85.9 million at December 31, 2009. Our underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At March 31, 2010, the average outstanding principal balance of our impaired mortgage loans was less than 68% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $5.0 million was recorded for the three months ended March 31, 2010 compared to $4.5 million recorded in the comparable prior year period.  Management has concluded, and the Board of Directors has concurred, that at March 31, 2010, the allowance was sufficient to absorb losses inherent in our loan portfolio.

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$20,324	$11,028

Provision for loan losses	5,000	4,500

Loans charged-off:
Multi-family residential	(1,097)	(8)
Commercial real estate	(140)	-
One-to-four family – mixed-use property	(360)	-
One-to-four family – residential	(69)	-
Co-operative apartments	-	-
Construction	(862)	-
SBA	(334)	(250)
Commercial business and other loans	(81)	(8)
Total loans charged-off	(2,943)	(266)

Recoveries:
Multi-family residential	5	-
SBA	44	17
Commercial business and other loans	602	1
Total recoveries	651	18

Net charge-offs	(2,292)	(248)

Balance at end of period	$23,032	$15,280

Ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.03%
Ratio of allowance for loan losses to gross loans at end of period	0.71%	0.50%
Ratio of allowance for loan losses to non-performing assets at end of period	23.38%	25.40%
Ratio of allowance for loan losses to non-performing loans at end of period	25.14%	25.71%

Table of Content

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk.”

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is a defendant in various lawsuits.  Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	-	$-	-	362,050
February 1 to February 28, 2010	-	-	-	362,050
March 1 to March 31, 2010	-	-	-	362,050
Total	-	$-	-

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

ITEM 4.     RESERVED.

Table of Content

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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
(5) Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 1, 2007.
(6) Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006

Table of Content

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 7, 2010	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 7, 2010	By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

Table of Content

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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
(6) Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006