Form 10-Q
period 2010-06-30
FLUSHING FINANCIAL CORP
filed 2010-08-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number 001-33013

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-3209278
(I.R.S. Employer Identification No.)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042
(Address of principal executive offices)

(718) 961-5400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes    ☒ No

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2010 was 31,237,814

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
ITEM 1.

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Cash and due from banks	$28,096	$28,426
Securities available for sale:
Mortgage-backed securities ($69,801 and $80,299 at fair value pursuant to the fair value option at June 30, 2010 and December 31, 2009, respectively)	693,863	648,443
Other securities ($16,466 and $17,229 at fair value pursuant to the fair value option at June 30, 2010 and December 31, 2009, respectively)	53,447	35,361
Loans:
Multi-family residential	1,214,834	1,158,700
Commercial real estate	682,467	686,210
One-to-four family ― mixed-use property	737,179	744,560
One-to-four family ― residential	251,843	249,920
Co-operative apartments	6,483	6,553
Construction	82,847	97,270
Small business administration	18,092	17,496
Taxi medallion	93,386	61,424
Commercial business and other	184,208	181,240
Net unamortized premiums and unearned loan fees	17,003	17,110
Allowance for loan losses	(25,910)	(20,324)
Net loans	3,262,432	3,200,159
Interest and dividends receivable	20,050	19,116
Bank premises and equipment, net	22,142	22,830
Federal Home Loan Bank of New York stock	41,605	45,968
Bank owned life insurance	70,569	69,231
Goodwill	16,127	16,127
Core deposit intangible	1,639	1,874
Other assets	42,217	55,711
Total assets	$4,252,187	$4,143,246

LIABILITIES
Due to depositors:
Non-interest bearing	$92,171	$91,376
Interest-bearing:
Certificate of deposit accounts	1,312,742	1,230,511
Savings accounts	415,843	426,821
Money market accounts	392,047	414,457
NOW accounts	660,600	503,159
Total interest-bearing deposits	2,781,232	2,574,948
Mortgagors' escrow deposits	32,327	26,791
Borrowed funds ($62,980 and $106,167 at fair value pursuant to the fair value option at June 30, 2010 and December 31, 2009, respectively)	765,640	873,345
Securities sold under agreements to repurchase	176,000	186,900
Other liabilities	25,200	29,742
Total liabilities	3,872,570	3,783,102

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 21,801,049shares and 31,131,059 shares issued at June 30, 2010 and December 31,2009, respectively; 21,796,604 shares and 31,127,664 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	312	311
Additional paid-in capital	188,223	185,842
Treasury stock (None and 3,395 shares at June 30, 2010 and December 31, 2009, respectively)	-	(36)
Unearned compensation	(247)	(575)
Retained earnings	188,847	181,181
Accumulated other comprehensive income (loss), net of taxes	2,482	(6,579)
Total stockholders' equity	379,617	360,144
Total liabilities and stockholders' equity	$4,252,187	$4,143,246

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest and dividend income
Interest and fees on loans	$48,993	$48,851	$98,677	$96,227
Interest and dividends on securities:
Interest	7,734	8,972	15,645	18,309
Dividends	203	366	403	778
Other interest income	9	14	22	57
Total interest and dividend income	56,939	58,203	114,747	115,371

Interest expense
Deposits	13,809	16,929	27,326	35,756
Other interest expense	9,690	12,353	20,476	24,638
Total interest expense	23,499	29,282	47,802	60,394

Net interest income	33,440	28,921	66,945	54,977
Provision for loan losses	5,000	5,000	10,000	9,500
Net interest income after provision for loan losses	28,440	23,921	56,945	45,477

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(2,709)	(9,637)	(2,709)	(9,637)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	1,721	8,497	1,721	8,497
Net OTTI charge recognized in earnings	(988)	(1,140)	(988)	(1,140)
Loan fee income	483	513	850	930
Banking services fee income	431	421	913	867
Net gain on sale of loans	18	-	23	-
Net gain on sale of securities	23	23	23	23
Net gain (loss) from fair value adjustments	(31)	703	(134)	3,052
Federal Home Loan Bank of New York stock dividends	453	610	1,064	956
Bank owned life insurance	693	604	1,338	1,203
Other income	636	627	1,206	1,150
Total non-interest income	1,718	2,361	4,295	7,041

Non-interest expense
Salaries and employee benefits	8,576	7,396	17,372	14,867
Occupancy and equipment	1,716	1,624	3,465	3,398
Professional services	1,760	1,547	3,524	3,202
FDIC deposit insurance	1,249	3,220	2,523	4,197
Data processing	1,090	1,083	2,168	2,172
Depreciation and amortization of premises and equipment	723	682	1,402	1,304
Other operating expenses	2,496	2,170	5,092	4,574
Total non-interest expense	17,610	17,722	35,546	33,714

Income before income taxes	12,548	8,560	25,694	18,804

Provision for income taxes
Federal	3,751	1,203	7,700	4,298
State and local	1,124	2,195	2,336	3,035
Total taxes	4,875	3,398	10,036	7,333

Net income	$7,673	$5,162	$15,658	$11,471

Preferred dividends and amortization of issuance costs	$-	$951	$-	$1,903
Net income available to common shareholders	$7,673	$4,211	$15,658	$9,568

Basic earnings per common share	$0.25	$0.20	$0.52	$0.46
Diluted earnings per common share	$0.25	$0.20	$0.52	$0.46
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended June 30,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,658	$11,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	9,500
Depreciation and amortization of bank premises and equipment	1,402	1,304
Net gain on sales of loans (including delinquent loans)	(23)	-
Net gain on sale of securities	(23)	(23)
Amortization of premium, net of accretion of discount	2,415	2,030
Net loss (gain) from fair value adjustments	134	(3,052)
OTTI charge recognized in earnings	988	1,140
Income from bank owned life insurance	(1,338)	(1,203)
Stock-based compensation expense	1,397	1,203
Deferred compensation	74	(28)
Amortization of core deposit intangibles	235	234
Excess tax expense (benefits) from stock-based payment arrangements	35	202
Deferred income tax (benefit) provision	(1,791)	9,866
(Decrease) increase in other liabilities	(3,811)	1,234
Decrease (increase) in other assets	3,820	(11,654)
Net cash provided by operating activities	29,172	22,224

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(714)	(1,349)
Net redemptions of Federal Home Loan Bank of New York shares	4,363	2,686
Purchases of securities available for sale	(157,271)	(102,807)
Proceeds from sales and calls of securities available for sale	14,827	13,956
Proceeds from maturities and prepayments of securities available for sale	94,408	107,916
Net originations and repayment of loans	(71,708)	(101,163)
Purchases of loans	(6,960)	(35,422)
Proceeds from sale of real estate owned	646	-
Proceeds from sale of delinquent loans	4,302	1,926
Net cash used in investing activities	(118,107)	(114,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	795	17,401
Net increase in interest-bearing deposits	205,731	196,099
Net increase (decrease) in mortgagors' escrow deposits	5,536	(1,786)
Net repayments of short-term borrowed funds	(14,500)	(28,300)
Proceeds from long-term borrowings	30,000	69,911
Repayment of long-term borrowings	(130,919)	(140,017)
Purchases of treasury stock	(303)	(231)
Excess tax benefits from stock-based payment arrangements	(35)	(202)
Proceeds from issuance of common stock upon exercise of stock options	192	617
Cash dividends paid	(7,892)	(6,809)
Net cash provided by financing activities	88,605	106,683

Net (decrease) increase in cash and cash equivalents	(330)	14,650
Cash and cash equivalents, beginning of period	28,426	30,404
Cash and cash equivalents, end of period	$28,096	$45,054

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$47,927	$60,956
Income taxes paid	14,166	9,590
Taxes paid if excess tax benefits were not tax deductible	14,131	9,388
Non-cash activities:
Securities sold, not yet settled	-	148
Loans transferred to real estate owned	3,390	411
Loans provided for the sale of real estate owned	1,969	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2010	2009

Preferred Stock
Balance, beginning of period	$-	$1
No activity	-	-
Balance, end of period	$-	$1
Common Stock
Balance, beginning of period	$311	$216
Issuance upon exercise of stock options (18,982 and 96,742 common shares for the six months ended June 30, 2010 and 2009, respectively)	-	1
Shares issued upon vesting of restricted stock unit awards (87,621 and 78,598 common shares for the six months ended June 30, 2010 and 2009, respectively)	1	1
Balance, end of period	$312	$218
Additional Paid-In Capital
Balance, beginning of period	$185,842	$150,662
Additional preferred stock issuance costs	-	(144)
Amortization of preferred stock issuance costs	-	152
Award of common shares released from Employee Benefit Trust (126,947 and 161,999common shares for the six months ended June 30, 2010 and 2009, respectively)	1,100	827
Shares issued upon vesting of restricted stock unit awards (102,864 and 95,534 common shares for the six months ended June 30, 2010 and 2009, respectively)	1,391	1,511
Issuance upon exercise of stock options (18,982 and 96,742 common shares for the six months ended June 30, 2010 and 2009, respectively)	208	669
Stock-based compensation activity, net	(283)	(466)
Stock-based income tax benefit (expense)	(35)	(202)
Balance, end of period	$188,223	$153,009
Treasury Stock
Balance, beginning of period	$(36)	$-
Shares issued upon vesting of restricted stock unit awards (18,538 and 16,936 common shares for the six months ended June 30, 2010 and 2009, respectively)	237	177
Issuance upon exercise of stock options (37,218 and 25,558 common shares for the six months ended June 30, 2010 and 2009, respectively)	514	258
Repurchase of shares to satisfy tax obligations (26,350 and 22,091common shares for the six months ended June 30, 2010 and 2009, respectively)	(345)	(231)
Purchase of shares to pay for option exercise (26,011 and 24,848 common shares for the six months ended June 30, 2010)	(370)	(252)
Balance, end of period	$-	$(48)
Unearned Compensation
Balance, beginning of period	$(575)	$(1,300)
Release of shares from the Employee Benefit Trust (96,130 and 106,479 common
shares for the six months ended June 30, 2010 and 2009, respectively)	328	365
Balance, end of period	$(247)	$(935)

		Continued

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income (continued)
(Unaudited)

	For the six months ended June 30,
(Dollars in thousands)	2010	2009

Retained Earnings
Balance, beginning of period	$181,181	$172,216
Net income	15,658	11,471
Cash dividends declared and paid on common shares ($0.26 per common share for the six months ended June 30, 2010 and 2009, respectively)	(7,892)	(5,388)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the six months ended June 30, 2009)	-	(1,421)
Issuance upon exercise of stock options (37,218 and 25,558 common shares for the six months ended June 30, 2010 and 2009, respectively)	(92)	(52)
Shares issued upon vesting of restricted stock unit awards (3,295 common shares for the six months ended June 30, 2010)	(8)	-
Amortization of preferred stock issuance costs	-	(152)
Balance, end of period	$188,847	$176,674
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6,579)	$(20,303)
Change in net unrealized gain (loss) on securities available for sale, net of taxes of approximately ($6,743) and ($2,728) for the six months ended June 30, 2010and 2009, respectively	8,450	2,715
Amortization of actuarial losses, net of taxes of approximately ($68) and ($68)for the six months ended June 30, 2010 and 2009, respectively	85	85
Amortization of prior service (credits) costs, net of taxes of approximately $8 and ($10)for the six months ended June 30, 2010 and 2009, respectively	(10)	13
OTTI charges included in income, net of taxes of approximately ($439) and ($507) for the six months ended June 30, 2010 and 2009, respectively)	549	633
Reclassification adjustment for gains included in net income, net of taxes of approximately $10 for each of the six month periods ended June 30, 2010 and 2009)	(13)	(13)
Balance, end of period	$2,482	$(16,870)

Total Stockholders' Equity	$379,617	$312,049

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Comprehensive Income
Net income	$7,673	$5,162	$15,658	$11,471
Other comprehensive income, net of tax
Amortization of actuarial losses	43	43	85	85
Amortization of prior service (credits) costs	(5)	6	(10)	13
OTTI charges included in income	549	633	549	633
Unrealized gains (losses) on securities	5,951	(354)	8,437	2,702
Comprehensive income	$14,211	$5,490	$24,719	$14,904

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

The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the financial statements of Flushing Financial Corporation and its consolidated subsidiaries (the “Company”), for the periods presented.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report. All inter-company balances and transactions have been eliminated in consolidation.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.  Additionally, the Company elected to reclassify owner-occupied commercial loans that were originated by the Business Banking Department prior to January 1, 2010, from commercial real estate loans to commercial business loans.  All loan originations of this type from January 1, 2010 forward have been and will be reported as commercial business loans.  These loans are underwritten using the same underwriting standards used to originate unsecured business loans, with the mortgage obtained as additional collateral.  Based upon the underwriting standards used to originate the loans, it is more appropriate to report the loans as commercial business loans. Prior period amounts have been adjusted to reflect this change.

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. All references to accounting standards in this Quarterly Report refer to the relevant ASC Topic

2.	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income, as reported	$7,673	$5,162	$15,658	$11,471
Preferred dividends and amortization of issuance costs	-	(951)	-	(1,903)
Net income available to common shareholders	$7,673	$4,211	$15,658	$9,568
Divided by:
Weighted average common shares outstanding	30,352	20,718	30,305	20,654
Weighted average common stock equivalents	47	-	36	4
Total weighted average common shares outstanding and common stock equivalents	30,399	20,718	30,341	20,658

Basic earnings per common share	$0.25	$0.20	$0.52	$0.46
Diluted earnings per common share (1)	$0.25	$0.20	$0.52	$0.46
Dividend payout ratio	52.0%	65.0%	50.0%	56.5%

(1)
For the three and six months ended June 30, 2010, options to purchase 722,530 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the three and six months ended June 30, 2009, a warrant to purchase 751,611 shares at an exercise price of $13.97 and options to purchase 1,422,673 shares at an average exercise price of $14.31 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

4.        Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three- and six-month periods ended June 30, 2010 and 2009. Securities available for sale are recorded at fair value.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and fair value of the Company’s securities classified as available for sale at June 30, 2010 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$22,894	$23,050	$156	$-
Other	27,335	24,327	4	(3,012)
Mutual funds	6,070	6,070	-	-
Total other securities	56,299	53,447	160	(3,012)
REMIC and CMO	445,979	449,450	13,985	(10,514)
GNMA	88,459	93,887	5,428	-
FNMA	118,694	123,622	4,928	-
FHLMC	26,209	26,904	695	-
Total mortgage-backed securities	679,341	693,863	25,036	(10,514)
Total securities available for sale	$735,640	$747,310	$25,196	$(13,526)

Mortgage-backed securities shown in the table above include one private issued collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $13.9 million and $14.3 million, respectively, at June 30, 2010.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Other	$7,050	$(3,012)	$-	$-	$7,050	$(3,012)
Total other securities	7,050	(3,012)	-	-	7,050	(3,012)
REMIC and CMO	100,613	(10,514)	48,249	(655)	52,364	(9,859)
Total mortgage-backed securities	100,613	(10,514)	48,249	(655)	52,364	(9,859)
Total securities available for sale	$107,663	$(13,526)	$48,249	$(655)	$59,414	$(12,871)

The Company conducted a review of each investment that had an unrealized loss at June 30, 2010. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) within Stockholders’ Equity.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statements of Income and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its trust preferred securities using an impairment model through an independent third party.  This review includes evaluating the financial condition of each counterparty.  The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. When an other-than-temporary impairment (“OTTI”) is identified, the portion of the impairment that is credit related is determined by management by using the following methods: (1) for trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; and (2) for mortgage-backed securities, credit related impairment is determined for each security estimating

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, and credit enhancement and coverage, and recording those estimated losses as a credit related loss against earnings.

Other Securities:
The unrealized losses in Other securities at June 30, 2010 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and two pooled trust preferred securities. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own, and therefore there are no subordinate classes to absorb any losses. As noted above, the Company evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each counterparty. One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred securities as well as the two single issuer trust preferred securities are performing according to their terms.  Based on these reviews, an OTTI charge was recorded on one of the pooled trust preferred securities of $2.7 million before tax, of which $1.0 million was charged against earnings in the Consolidated Statements of Income and $1.7 million before tax ($1.0 million after-tax) was recorded in AOCI. The Company previously recorded credit related OTTI charges on the two pooled trust preferred securities during the year ended December 31, 2009.

The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income.  This security is over 90 days past due and the Company has stopped accruing interest.

The portion of the above mentioned OTTI that was related to credit losses was calculated using a discounted cash flow model.  Significant assumptions used to calculate the credit related impairment were (1) all amounts currently deferring interest, except for one underlying counterparty for which it was assumed there will be a 60% recovery, will default with no recovery, (2) additional defaults of 1.2% will occur every three years with no recoveries (which results in additional defaults totaling 8.8% of the current outstanding paying collateral), (3) no issues will prepay, (4) senior classes will not call the debt on their portions, (5) use of the forward LIBOR curve, and (6) the discounting of future cash flows at 2.15%, the current coupon rate of the security.

It is not anticipated at this time that the two single issuer trust preferred securities and the one pooled trust preferred security for which an OTTI charge was not recorded during the six months ended June 30, 2010, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred security as discussed above, and, in the opinion of management based on the review performed at June 30, 2010, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of the full current amortized cost of the Company’s investment at June 30, 2010.  Therefore, the Company did not consider the two single issuer trust preferred securities and the one pooled trust preferred security to be other-than-temporarily impaired at June 30, 2010.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) REMIC and CMO securities at June 30, 2010 consist of two issues from Federal Home Loan Mortgage Corporation (“FHLMC”), six issues from Federal National Mortgage Association (“FNMA”), two issues from Government National Mortgage Association (“GNMA”) and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Currently, nine of these securities are performing according to their terms, with one security, for which an OTTI charge was previously recorded, remitting less than the full principal amount due during the six months ended June 30, 2010.  The principal loss for this one security totaled $390,000 for the six months ended June 30, 2010.  This loss was anticipated in the previously recorded credit related OTTI charge for the security.

It is not anticipated at this time that the 10 private issued securities would be settled at a price that is less than the current amortized cost of the Company’s investment at June 30, 2010. Each of these securities is performing according to its terms, except for the one security discussed above, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full current amortized cost of the Company’s investment at June 30, 2010, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2010.

The Company has previously recorded OTTI charges in the Consolidated Statements of Income on four private issued CMOs and two pooled trust preferred securities for which a portion of the OTTI is currently recorded in AOCI. The following table details the total impairment on debt securities, as of June 30, 2010, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses
Private issued CMO's	$35,730	$28,537	$7,193	$2,754
Trust preferred securities	9,262	6,349	2,913	3,738
Total	$44,992	$34,886	$10,106	$6,492

The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the six months ended June 30, 2010
Beginning balance	$5,894

Pass through of actual losses	(390)
OTTI charges due to credit loss recorded in earnings	988
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$6,492

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and estimated fair value of the Company’s securities classified as available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$7,932	$7,934
Due after one year through five years	10,592	10,708
Due after five years through ten years	10,000	10,022
Due after ten years	27,775	24,783

Total other securities	56,299	53,447
Mortgage-backed securities	679,341	693,863
Total securities available for sale	$735,640	$747,310

The amortized cost and fair value of the Company’s securities classified as available for sale at December 31, 2009 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$3,277	$3,389	$112	$-
Other	28,718	25,112	90	3,696
Mutual funds	6,860	6,860	-	-
Total other securities	38,855	35,361	202	3,696
REMIC and CMO	388,891	380,325	7,666	16,232
GNMA	107,144	110,845	3,701	-
FNMA	124,199	127,364	3,561	396
FHLMC	29,201	29,909	708	-
Total mortgage-backed securities	649,435	648,443	15,636	16,628
Total securities available for sale	$688,290	$683,804	$15,838	$20,324

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

5.        Loans
Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of ninety days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status after the loan meets certain criteria. Subsequent cash payments received on non-accrual loans that do not meet the criteria are applied first as a reduction of principal until all principal is recovered and then subsequently to interest. Loan fees and certain loan origination costs are deferred at the time of origination, and are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are recorded in interest income at the time the loan is paid in full.

A loan is considered impaired when, based upon current information, the Savings Bank believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the original contractual terms of the loan.  All non-accrual loans are considered impaired.  The property value of impaired mortgage loans are internally reviewed on a quarterly basis using multiple valuation approaches in evaluating the underlying collateral. These include obtaining a third party appraisal, an income approach and a sales approach. When obtained, third party appraisals are given the most weight. The income approach is used for income producing properties, and uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market. When a third party appraisal is not obtained, greater reliance is placed on the income approach to value the collateral.

The loan balance of impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off against the allowance for loan losses.

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include making concessions to the borrower that the Savings Bank would not make in the normal course of business, such as reducing the interest rate below market rates or reducing the amount of the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

 monthly payment for a specified period of time, after which the interest rate and repayment terms would revert to the original terms of the loan. The Savings Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans.  The Savings Bank had $4.2 million and $2.5 million in loans classified as Troubled Debt Restructured at June 30, 2010 and December 31, 2009, respectively.

The total amount of non-performing loans increased $25.5 million during the six months ended June 30, 2010 to $111.3 million from $85.9 million at December 31, 2009.  The total amount of loans on non-accrual status increased $26.7 million during the six months ended June 30, 2010 to $106.9 million from $80.1 million at December 31, 2009. The total amount of loans classified as impaired increased $31.3 million during the six months ended June 30, 2010 to $117.2 million from $85.9 million at December 31, 2009.  The portion of the allowance for loan losses allocated to impaired loans was $11.7 million, or 45.3%, at June 30, 2010 and $9.6 million, or 47.2%, at December 31, 2009.

Each impaired loan is reviewed to determine if a specific valuation allowance is to be allocated to the loan. A specific valuation allowance is not provided to loans for which it is concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.  At June 30, 2010, there were $72.3 million of impaired loans for which the allocated portion of the allowance was $11.7 million, and $44.9 million of impaired loans for which no portion of the allowance was allocated.  At December 31, 2009, there were $60.5 million of impaired loans for which the allocated portion of the allowance was $9.6 million, and $25.4 million of impaired loans for which no portion of the allowance was allocated.

The interest foregone on non-accrual loans was $2.2 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively.  The interest foregone on non-accrual loans was $4.0 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively.

The Company recorded a provision for loan losses of $10.0 million during the six months ended June 30, 2010, which was a $0.5 million increase from the $9.5 million provision recorded during the six months ended June 30, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  During the three months ended June 30, 2010 and 2009, the Savings Bank recorded net loan charge-offs of $2.1 million and $5.9 million, respectively. During the six months ended June 30, 2010 and 2009, the Savings Bank recorded net loan charge-offs of $4.4 million and $6.1 million, respectively.

The following are changes in the allowance for loan losses for the periods indicated:

	For the six months ended June30
(In thousands)	2010	2009

Balance, beginning of period	$20,324	$11,028
Provision for loan losses	10,000	9,500
Charge-off's	(5,201)	(6,122)
Recoveries	787	21
Balance, end of period	$25,910	$14,427

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs (recoveries) for the periods indicated by type of loan:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Multi-family residential	$1,142	$1,524	$2,234	$1,532
Commercial real estate	192	16	332	16
One-to-four family – mixed-use property	465	706	825	706
One-to-four family – residential	25	55	94	55
Construction	-	407	862	407
Small Business Administration	(38)	264	252	497
Commercial business and other loans	336	2,881	(185)	2,888
Total net loan charge-offs (recoveries)	$2,122	$5,853	$4,414	$6,101

6.        Real Estate Owned

The following are changes in Real Estate Owned (“REO”) during the period indicated:

For the six months ended June 30, 2010
(In thousands)

Balance at beginning of period	$2,262
Acquisitions	3,390
Sales	(2,648)
Balance at end of period	$3,004

During the three and six months ended June 30, 2010, the Company recorded net losses from the sale of REO properties in the amount of $136,000 and $33,000, respectively.   There were no gains or losses recorded from the sale of REO properties during the three and six months ended June 30, 2009.

7.        Stock-Based Compensation

For the three months ended June 30, 2010 and 2009, the Company’s net income, as reported, includes $0.4 million, and $0.6 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively of income tax benefits related to the stock-based compensation plans.  For the six months ended June 30, 2010 and 2009, the Company’s net income, as reported, includes $1.4 million and $1.2 million, respectively, of stock-based compensation costs and $0.5 million and $0.4 million, respectively of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the six months ended June 30, 2010 and 2009, the Company granted 169,820 and 124,350 restricted stock units, respectively.  During the six months ended June 30, 2009, the Company granted 118,100 stock options.  There were no stock options or restricted stock units granted during the three-month periods ended June 30, 2010 and 2009.  There were no stock options granted during the six months ended June 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the six months ended June 30, 2009:

For the six months ended June 30, 2009
Dividend yield	6.16%
Expected volatility	34.99%
Risk-free interest rate	2.27%
Expected option life (years)	7 years

The Company’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Company’s Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan.  As of June 30, 2010, there were 173,736 shares available for full value awards and 300,013 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by (1) the number of shares that are returned to or retained by the Company  as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); (2) the settlement of such an award in cash; (3) the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or (4) the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2010:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2009	232,398	$14.08
Granted	169,820	12.34
Vested	(108,564)	14.25
Forfeited	(2,400)	11.80
Non-vested at June 30, 2010	291,254	$13.02
Vested but unissued at June 30, 2010	85,440	$12.47

As of June 30, 2010, there was $3.4 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of awards vested for the three months ended June 30, 2010 and 2009 were $0.7 million for both periods.  The total fair value of awards vested for the six months ended June 30, 2010 and 2009 were $1.4 million and $0.9 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended June 30, 2010:

Non-Full Value Awards	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2009	1,414,008	$14.33
Granted	-	-
Exercised	(56,200)	10.74
Forfeited	(90,180)	14.51
Outstanding at June 30, 2010	1,267,628	$14.48	4.8 years	$556
Exercisable shares at June 30, 2010	1,067,903	$14.66	4.2 years	$212
Vested but unexercisable shares at June 30, 2010	6,390	$15.36	7.3 years	$5

*	The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2010, there was $0.5 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.  The vested but unexercisable non-full value awards were made to employees and directors who

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and six months ended June 30, 2010 and 2009 are provided in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except grant date fair value)	2010	2009	2010	2009
Proceeds from stock options exercised	$233	$-	$233	$617
Fair value of shares received upon exercise of stock options	370	251	370	251
Tax benefit (expense) related to stock options exercised	15	(6)	15	39
Intrinsic value of stock options exercised	156	75	156	177
Grant date fair value at weighted average	n/a	n/a	n/a	1.26

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

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2010:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2009	25,021	$11.26
Granted	5,784	12.07
Forfeited	(21)	12.66
Distributions	(298)	12.32
Outstanding at June 30, 2010	30,486	$12.23
Vested at June 30, 2010	29,466	$12.23

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of $(9,000) and $85,000 for the three months ended June 30, 2010 and 2009, respectively. The total fair value of the distributions from the Phantom Stock Plan during the three months ended June 30, 2010 and 2009 were $2,000 and $1,000, respectively.

For the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $33,000 and $(27,000), respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2010 and 2009 were $4,000 and $3,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.        Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2010	2009	2010	2009

Employee Pension Plan:
Interest cost	239	228	478	456
Amortization of unrecognized loss	91	80	182	160
Expected return on plan assets	(312)	(321)	(624)	(642)
Net employee pension expense (benefit)	$18	$(13)	$36	$(26)

Outside Director Pension Plan:
Service cost	$16	$20	$32	$40
Interest cost	33	34	66	68
Amortization of unrecognized gain	(14)	(4)	(28)	(8)
Amortization of past service liability	10	10	20	20
Net outside director pension expense	$45	$60	$90	$120

Other Postretirement Benefit Plans:
Service cost	$68	$55	$136	$110
Interest cost	52	57	104	114
Amortization of unrecognized loss	2		4
Amortization of past service liability	(21)	2	(42)	4
Net other postretirement expense	$101	$114	$202	$228

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009 that it expects to contribute $0.2 million to each of the Company’s Outside Director Pension Plan (the “Outside Director Pension Plan”) and other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2010. The Company does not currently expect to make a contribution to its Employee Pension Plan (the “Employee Pension Plan”) during the year ending December 31, 2010. As of June 30, 2010, the Company has contributed $44,000 to the Outside Director Pension Plan and $19,000 to the Other Postretirement Benefit Plans.  The Company has not made any contribution to the Employee Pension Plan during the six months ended June 30, 2010.  As of June 30, 2010, the Company has not revised its expected contributions for the year ending December 31, 2010.

9.        Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $86.3 million and $63.0 million, respectively. At December 31, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $97.5 million and $106.2 million, respectively. During the three- and six-month periods ended June 30, 2010 and 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements at	Fair Value Measurements at	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	June 30,	December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2010	2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Mortgage-backed securities	$69,801	$80,299	$616	$791	$1,185	$2,492
Other securities	16,466	17,229	(60)	94	124	(107)
Borrowed funds	62,980	106,167	2,067	(457)	2,929	182
Securities sold under agreements to repurchase	-	-	-	275	-	485
Net gain from fair value adjustments (1)			$2,623	$703	$4,238	$3,052

(1)
The net gain from fair value adjustments presented in the above table does not include losses of $2.7 million and $4.4 million from the change in the fair value of interest rate caps recorded during the three and six months ended June 30, 2010, respectively. The Company did not hold interest rate caps during the three- and six-month periods ended June 30, 2009.

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. One pooled trust preferred security is over 90 days past due and the Company has stopped accruing interest. The Company continues to accrue on the remaining financial instruments and reports as interest income or interest expense in the Consolidated Statement of Income the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds have contractual principal amounts of $91.9 million and $131.9 million at June 30, 2010 and December 31, 2009, respectively.  During the six months ended June 30, 2010, a borrowing with a contractual principal amount of $40.0 million was repaid at its contractual maturity date. The fair value of borrowed funds includes accrued interest payable of $0.6 million and $0.8 million at June 30, 2010 and December 31, 2009, respectively.

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

Level 1 – where quoted market prices are available in an active market.  At December 31, 2009, Level 1 includes preferred stock issued by Freddie Mac.  During the three months ended June 30, 2010, preferred stock issued by Freddie Mac was transferred to Level 2 due to the inactivity of the preferred stocks market.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2010 and December 31, 2009, Level 2 includes mortgage related securities, corporate debt, interest rate caps, securities sold under agreements to repurchase and Federal Home Loan Bank of New York (“FHLB-NY”) advances.  In addition, at June 30, 2010, Level 2 includes preferred stock issued by Freddie Mac.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At June 30, 2010 and December 31, 2009, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended June 30, 2010
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,153	$34,510
Transfer into Level 3	-	-
Net loss from fair value adjustment of financial assets	(350)	-
Net gain from fair value adjustment of financial liabilities	-	(1,753)
Decrease in accrued interest	-	(4)
Other-than-temporary impairment charge	(988)	-
Change in unrealized gains included
in other comprehensive income	775	-
Ending balance	$9,590	$32,753

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at June 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	June 30 2010	December 31, 2009	June 30 2010	December 31, 2009	June 30 2010	December 31, 2009	June 30 2010	December 31, 2009

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$693,863	$648,443	$-	$-	$693,863	$648,443
Other securities	-	140	43,857	25,068	9,590	10,153	53,447	35,361
Interest rate caps	-	-	3,030	7,403	-	-	3,030	7,403

Total assets	$-	$140	$740,750	$680,914	$9,590	$10,153	$750,340	$691,207

Liabilities:
Borrowings	$-	$-	$30,226	$71,657	$32,753	$34,510	$62,979	$106,167

Total liabilities	$-	$-	$30,226	$71,657	$32,753	$34,510	$62,979	$106,167

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at June 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	June 30 2010	December 31, 2009	June 30 2010	December 31, 2009	June 30 2010	December 31, 2009	June 30 2010	December 31, 2009

Assets:
Impaired loans	$-	$-	$-	$-	$36,437	$25,879	$36,437	$25,879
Real estate owned	-	-	-	-	3,004	2,262	3,004	2,262
Total assets	$-	$-	$-	$-	$39,441	$28,141	$39,441	$28,141

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The estimated fair value of each material class of financial instruments at June 30, 2010 and December 31, 2009 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The estimated fair value of loans, with carrying amounts of $3,262.4 million and $3,220.5 million at June 30, 2010 and December 31, 2009, respectively, was $3,444.3 million and $3,358.1 million at June 30, 2009 and December 31, 2009, respectively.

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

Due to Depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,873.4 million and $2,666.3 million at June 30, 2010 and December 31, 2009, respectively, was $2,910.8 million and $2,639.6 million at June 30, 2010 and December 31, 2009, respectively.

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

Borrowed Funds:

The estimated fair value of borrowed funds, with carrying amounts of $941.6 million and $1,060.2 million at June 30, 2010 and December 31, 2009, respectively, was $982.5 million and $1,068.0 million at June 30, 2010 and December 31, 2009, respectively.

The fair value of borrowed funds is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at June 30, 2010 and December 31, 2009 was $3.0 million and $7.4 million, respectively. We have not designated our interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in “Other assets” and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input).  The Company recorded a loss from the change in fair value of interest rate caps during the three and six months ended June 30, 2010 of $2.7 million and $4.4 million, respectively. The Company did not hold interest rate caps during the three and six-month periods ended June 30, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Real Estate Owned:

Real Estate Owned (“REO”) is carried at the lower of cost or estimated realizable value.  The estimated realizable value is based on appraised value through a current appraisal, or sometimes through an internal review, adjusted by the estimated costs to sell the property (Level 3 input).

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

At June 30, 2010 and December 31, 2009, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

10.      Income Taxes

The Company has recorded a deferred tax asset of $23.9 million at June 30, 2010, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $23.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2010.

11.      Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at June 30, 2010 and December 31, 2009 and the changes during the six months ended June 30, 2010 are as follows:

	December 31, 2009	Other Comprehensive Income (Loss)	June 30, 2010
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$(2,497)	$8,986	$6,489
Net actuarial gain (loss) on pension plans and other postretirement benefits	(4,480)	85	(4,395)
Prior service credit on pension plans and other postretirement benefits	398	(10)	388
Accumulated other comprehensive income (loss)	$(6,579)	$9,061	$2,482

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

12.      Regulatory Capital

Under Office of Thrift Supervision (“OTS”) capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards.  At June 30, 2010, the Savings Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance with OTS capital standards as of June 30, 2010:

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$381,128	9.00%
Requirement	63,514	1.50
Excess	317,614	7.50

Leverage and Core Capital:
Capital level	$381,128	9.00%
Requirement	127,029	3.00
Excess	254,099	6.00

Risk-Based Capital:
Capital level	$407,038	13.83%
Requirement	235,419	8.00
Excess	171,619	5.83

13.      New Authoritative Accounting Pronouncements

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

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

Executive Summary

We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. The primary business of Flushing Financial Corporation at this time is the operation of its wholly owned subsidiary, the Savings Bank. The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November 2006, the Savings Bank launched an internet branch, iGObanking.com®. The Company also operates under the trade name Flushing Bank.  The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Savings Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

We carry a portion of our financial assets and financial liabilities at fair value and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 9 of the Notes to Consolidated Financial Statements.

At June 30, 2010, total assets were $4,252.2 million, an increase of $108.9 million, or 2.6%, from $4,143.2 million at December 31, 2009. Total loans, net increased $62.3 million, or 1.9%, during the six months ended June 30, 2010 to $3,262.4 million from $3,200.2 million at December 31, 2009. Loan originations and purchases were $240.9 million for the six months ended June 30, 2010, a decrease of $3.7 million from $244.6 million for the six months ended June 30, 2009 as a result of a decline in loan demand due to the current economic environment and tightening of the Savings Bank’s underwriting standards during 2009 to ensure the Savings Bank continues to originate quality loans. At June 30, 2010, loan applications in process totaled $139.3 million compared to $218.5 million at June 30, 2009 and $158.4 million at December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Management continues to adhere to the Savings Bank’s conservative underwriting standards to ensure the Savings Bank continues to originate quality loans. We also focus on the performance of the Savings Bank’s existing loan portfolio. Non-performing loans were $111.3 million at June 30, 2010, an increase of $19.7 million from $91.6 million at March 31, 2010 and an increase of $25.5 million from $85.7 million at December 31, 2009. Loans delinquent 60 to 89 days were $33.1 million at June 30, 2010, an increase of $2.4 million from $30.7 million at March 31, 2010 and an increase of $7.7 million from $25.4 million at December 31, 2009.  Loans delinquent 30 to 59 days were $56.1 million at June 30, 2010, a decrease of $22.4 million from $78.5 million at March 31, 2010 and a decrease $16.2 million from $72.3 million at December 31, 2009. The majority of non-performing loans are collateralized by residential income producing properties in the New York City metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans during the year.  We review the property values of impaired loans quarterly and charge-off amounts in excess of 90% of the value of the loan’s collateral. Net loan charge-offs during the three months ended June 30, 2010 were 26 basis points of average loans, which continue to be below the industry average. The $10.0 million provision for loan losses recorded during the six months ended June 30, 2010 increased our allowance to 79 basis points of total loans.  As of June 30, 2010, the current loan-to-value ratio on our impaired loans was less than 69%. We recorded net charge-offs for impaired loans of $2.1 million and $5.9 million during the three months ended June 30, 2010 and 2009, respectively and net charge-offs for impaired loans of $4.4 million and $6.1 million during the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, mortgage-backed securities increased $45.4 million, or 7.0%, to $693.9 million from $648.4 million at December 31, 2009. The increase in mortgage-backed securities during the six months ended June 30, 2010 was primarily due to purchases of $121.7 million combined with an increase in the fair value of $16.8 million. These increases were partially offset by principal repayments of mortgage-backed securities of $92.0 million during the six months ended June 30, 2010. During the six months ended June 30, 2010, other securities increased $18.1 million, or 51.2%, to $53.4 million from $35.4 million at December 31, 2009. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities. During the six months ended June 30, 2010, there were $35.4 million in purchases and $13.8 million in calls of government agency securities.

Total liabilities were $3,872.6 million at June 30, 2010, an increase of $89.5 million, or 2.4%, from $3,783.1 million at December 31, 2009. During the six months ended June 30, 2010, due to depositors increased $207.1 million, or 7.8%, to $2,873.4 million, as a result of increases of $124.8 million in core deposits and of $82.2 million in certificates of deposit. Borrowed funds decreased $118.6 million as the increase in deposits allowed us to reduce our borrowed funds.

Total stockholders’ equity increased $19.5 million, or 5.4%, to $379.6 million at June 30, 2010 from $360.1 million at December 31, 2009. The increase is primarily due to net income of $15.7 million and an increase in other comprehensive income of $9.1 million for the six months ended June 30, 2010. The increase in other comprehensive income was primarily attributed to an increase in the fair value of securities held in the available for sale portfolio. These increases were partially offset by the declaration and payment of dividends on the Company's common stock of $7.9 million. Book value per common share was $12.15 at June 30, 2010 compared to $11.57 at December 31, 2009. Tangible book value per common share was $11.62 at June 30, 2010 compared to $11.03 at December 31, 2009.

Net income for the three months ended June 30, 2010 was $7.7 million, an increase of $2.5 million, or 48.6%, from $5.2 million for the three months ended June 30, 2009. Net income for the six months ended June 30, 2010 was $15.7 million, an increase of $4.2 million, or 36.5%, from $11.5 million for the six months ended June 30, 2009. Our strong operating performance for the three and six months ended June 30, 2010 was primarily driven by an increase in net interest income of $4.5 million and $12.0 million, respectively, from the comparable prior year periods. The net interest margin for the three and six months ended June 30, 2010 improved 38 basis points and 53 basis points, respectively, from the comparable prior year periods.

The increase in the net interest margin was primarily due to a reduction of 67 basis points and 74 basis points in the cost of interest-bearing liabilities for the three and six months ended June 30, 2010, respectively, from the comparable prior year periods.   The decrease in the cost of interest-bearing liabilities is primarily attributable to reductions in the rates paid on deposits combined with a shift in deposit concentrations, as we focused on increasing the balance of core deposits, while at the same time reducing wholesale borrowings and certificate of deposits

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

balances.

We recorded a provision for loan losses of $10.0 million during the six months ended June 30, 2010, which was a $0.5 million increase from the $9.5 million provision recorded during the six months ended June 30, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements at June 30, 2010, with core and risk-weighted capital ratios of 9.00% and 13.83%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2010 AND 2009

General.  Net income for the three months ended June 30, 2010 was $7.7 million, an increase of $2.5 million or 48.6%, as compared to $5.2 million for the three months ended June 30, 2009. Diluted earnings per common share were $0.25 for the three months ended June 30, 2010, an increase of $0.05, or 25.0%, from $0.20 for the three months ended June 30, 2009.  The return on average assets was 0.73% for the three months ended June 30, 2010 as compared to 0.51% for the three months ended June 30, 2009, while the return on average equity was 8.31% for the three months ended June 30, 2010 as compared to 6.67% for the three months ended June 30, 2009.

Interest Income.  Total interest and dividend income decreased $1.3 million, or 2.2%, to $56.9 million for the three months ended June 30, 2010 from $58.2 million for the three months ended June 30, 2009. The decrease in interest income is attributed to a 27 basis point reduction in the yield of interest-earning assets to 5.73% for the three months ended June 30, 2010 from 6.00% for the three months ended June 30, 2009, partially offset by the growth in the average balance of interest-earning assets, which increased $96.0 million to $3,977.7 million for the three months ended June 30, 2010 from $3,881.7 million for the comparable prior year period. The decline in the yield of interest-earning assets was primarily due to a 35 basis point reduction in the yield of the loan portfolio combined with a 20 basis point reduction in the yield of the securities portfolio. These reductions in rates were partially offset by a $93.3 million decline in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 35 basis point reduction in the yield of the loan portfolio to 6.05% for the quarter ended June 30, 2010 from 6.40% for the quarter ended June 30, 2009 was primarily due to a decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 34 basis points to 6.01% for the three months ended June 30, 2010 from 6.35% for the three months ended June 30, 2009. The 20 basis point reduction in the yield of the securities portfolio to 4.49% for the quarter ended June 30, 2010 from 4.69% for the quarter ended June 30, 2009 was due to higher yielding securities repaying and new securities being acquired at lower yields due to the current interest rate environment. The decline in the yield of interest-earning assets was partially offset by an increase of $189.4 million in the average balance of the loan portfolio to $3,241.1 million for the three months ended June 30, 2010 from $3,051.7 million for the three months ended June 30, 2009.

Interest Expense.  Interest expense decreased $5.8 million, or 19.7%, to $23.5 million for the three months ended June 30, 2010 from $29.3 million for the three months ended June 30, 2009. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 67 basis points to 2.53% for the three months ended June 30, 2010 from 3.20% for the comparable prior year period. This decrease was partially offset with a $54.0 million increase in the average balance of interest-bearing liabilities to $3,708.8 million for the three months ended June 30, 2010 from $3,654.8 million for the comparable prior year period.  The decrease in the cost of interest-bearing liabilities is primarily attributable to reductions in the rates paid on deposits combined with a shift in deposit concentrations.  The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 53 basis points, 65 basis points, 54 basis points and 34 basis points respectively, for the quarter ended June 30, 2010 compared to the same period in 2009.  The cost of due to depositors was also reduced due to the Banks’ focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $345.0 million for the quarter ended June 30, 2010 compared to the same period in 2009, while the average balance of higher-costing certificates of deposits decreased

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

$107.4 million for the quarter ended June 30, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of due to depositors of 68 basis points to 1.98% for the quarter ended June 30, 2010 from 2.66% for the quarter ended June 30, 2009. The net increase in deposits allowed the Savings Bank to reduce its reliance on borrowed funds, as the average balance of borrowed funds declined $188.9 million to $880.2 million for the quarter ended June 30, 2010 from $1,069.1 million for the quarter ended June 30, 2009, with the cost of borrowed funds decreasing 22 basis points to 4.40% for the quarter ended June 30, 2010 from 4.62% for the quarter ended June 30, 2009.

Net Interest Income.  For the three months ended June 30, 2010, net interest income was $33.4 million, an increase of $4.5 million, or 15.6%, from $28.9 million for the three months ended June 30, 2009. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $96.0 million to $3,977.7 million, combined with an increase in the net interest spread of 40 basis points to 3.20% for the quarter ended June 30, 2010 from 2.80% for the comparable period in 2009. The yield on interest-earning assets decreased 27 basis points to 5.73% for the three months ended June 30, 2010 from 6.00% for the three months ended June 30, 2009. The cost of interest-bearing liabilities decreased 67 basis points to 2.53% for the three months ended June 30, 2010 from 3.20% for the comparable prior year period. The net interest margin increased 38 basis points to 3.36% for the three months ended June 30, 2010 from 2.98% for the three months ended June 30, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.33% and 2.94% for the three months ended June 30, 2010 and 2009, respectively.

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the quarter ended June 30, 2010, which was the same as recorded for the quarter ended June 30, 2009. During the three months ended June 30, 2010, non-performing loans increased $19.7 million to $111.3 million from $91.6 million at March 31, 2010. Net charge-offs for the quarter totaled $2.1 million, a decrease of $3.7 million from the comparable prior year quarter and a decrease of $0.2 million from the first quarter of 2010.  Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market. Management continues to maintain the Savings Bank’s conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the level of non-performing loans, the current economic uncertainties, and the level of charge-offs, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the second quarter of 2010. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended June 30, 2010 was $1.7 million, a decrease of $0.6 million from $2.4 million for the three months ended June 30, 2009.  The decrease in non-interest income was primarily due to a loss of $31,000 recorded from fair value adjustments as compared to a gain of $0.7 million recorded in the comparable prior year period. The three months ended June 30, 2010 includes an OTTI charge of $1.0 million for a pooled trust preferred security, while the three months ended June 30, 2009 included an OTTI charge of $1.1 million for a private issue collateralized mortgage obligation (“CMO”).

Non-Interest Expense.  Non-interest expense for the three months ended June 30, 2010 was $17.6 million, a decrease of $0.1 million from $17.7 million for the three months ended June 30, 2009. Employee salary and benefits increased $1.2 million, which is primarily attributed to the growth of the Bank and an increase in stock-based salary expense due to an increase in the stock price as compared to the prior year comparable period. Each of professional services and other operating expense increased $0.2 million from the comparable prior year period due primarily to the growth of the Bank. FDIC insurance decreased $2.0 million from the comparable prior year period, primarily due to a $2.0 million special assessment during the three months ended June 30, 2009 to partially replenish the deposit insurance fund.  The efficiency ratio was 48.3% and 55.8% for the three months ended, June 30, 2010 and 2009, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $4.0 million, or 46.6%, to $12.5 million for the three months ended June 30, 2010 from $8.6 million for the three months ended June 30, 2009 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $1.5 million, to $4.9 million, for the three months ended June 30, 2010 as compared to $3.4 million for the three months ended June 30, 2009. This increase was due to increased pre-tax income partially offset by a decline in the effective tax rate for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The effective tax rate was 38.9% and 39.7% for the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

three months ended June 30, 2010 and 2009, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009

General. Net income for the six months ended June 30, 2010 was $15.7 million, an increase of $4.2 million or 36.5%, as compared to $11.5 million for the six months ended June 30, 2009. Diluted earnings per common share were $0.52 for the six months ended June 30, 2010, an increase of $0.06, or 13.0%, from $0.46 for the six months ended June 30, 2009.  The return on average assets was 0.75% for the six months ended June 30, 2010 as compared to 0.57% for the six months ended June 30, 2009, while the return on average equity was 8.56% for the six months ended June 30, 2010 as compared to 7.53% for the six months ended June 30, 2009.

Interest Income.  Total interest and dividend income decreased $0.6 million, or 0.5%, to $114.7 million for the six months ended June 30, 2010 from $115.4 million for the six months ended June 30, 2009. The decrease in interest income is attributed to a 19 basis point reduction in the yield of interest-earning assets to 5.79% for the six months ended June 30, 2010 from 5.98% for the six months ended June 30, 2009, partially offset by the growth in the average balance of interest-earning assets, which increased $105.4 million to $3,965.0 million for the six months ended June 30, 2010 from $3,859.6 million for the comparable prior year period. The decline in the yield of interest-earning assets was primarily due to a 25 basis point reduction in the yield of the loan portfolio combined with a 34 basis point reduction in the yield of the securities portfolio. These reductions in rates were partially offset by a $98.9 million decline in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 25 basis point reduction in the yield of the loan portfolio to 6.12% for the six months ended June 30, 2010 from 6.37% for the six months ended June 30, 2009 was primarily due to a decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 24 basis points to 6.08% for the six months ended June 30, 2010 from 6.32% for the six months ended June 30, 2009. The 34 basis point reduction in the yield of the securities portfolio to 4.52% for the six months ended June 30, 2010 from 4.86% for the six months ended June 30, 2009 was due to higher yielding securities repaying and new securities being acquired at lower yields due to the current interest rate environment. The decline in the yield of interest-earning assets was partially offset by an increase of $204.3 million in the average balance of the loan portfolio to $3,223.3 million for the six months ended June 30, 2010 from $3,019.0 million for the six months ended June 30, 2009.

Interest Expense.  Interest expense decreased $12.6 million, or 20.9%, to $47.8 million for the six months ended June 30, 2010 from $60.4 million for the six months ended June 30, 2009. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 74 basis points to 2.58% for the six months ended June 30, 2010 from 3.32% for the comparable prior year period. This decrease was partially offset with a $61.3 million increase in the average balance of interest-bearing liabilities to $3,703.2 million for the six months ended June 30, 2010 from $3,641.8 million for the comparable prior year period.  The decrease in the cost of interest-bearing liabilities is primarily attributable to reductions in the rates paid on deposits combined with a shift in deposit concentrations.  The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 59 basis points, 84 basis points, 64 basis points and 48 basis points respectively, for the six months ended June 30, 2010 compared to the same period in 2009.  The cost of due to depositors was also reduced due to the Banks’ focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $364.3 million for the six months ended June 30, 2010 compared to the same period in 2009, while the average balance of higher-costing certificates of deposits decreased $179.6 million for the six months ended June 30, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of due to depositors of 81 basis points to 2.00% for the six months ended June 30, 2010 from 2.81% for the six months ended June 30, 2009. The net increase in deposits allowed the Savings Bank to reduce its reliance on borrowed funds, as the average balance of borrowed funds declined $126.6 million to $939.4 million for the six months ended June 30, 2010 from $1,066.0 million for the six months ended June 30, 2009, with the cost of borrowed funds decreasing 26 basis points to 4.36% for the six months ended June 30, 2010 from 4.62% for the six months ended June 30, 2009.

Net Interest Income.  For the six months ended June 30, 2010, net interest income was $66.9 million, an increase of $12.0 million, or 21.8%, from $55.0 million for the six months ended June 30, 2009. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $105.4 million to $3,965.0

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

million, combined with an increase in the net interest spread of 55 basis points to 3.21% for the six months ended June 30, 2010 from 2.66% for the comparable period in 2009. The yield on interest-earning assets decreased 19 basis points to 5.79% for the six months ended June 30, 2010 from 5.98% for the six months ended June 30, 2009. The cost of interest-bearing liabilities decreased 74 basis points to 2.58% for the six months ended June 30, 2010 from 3.32% for the comparable prior year period. The net interest margin increased 53 basis points to 3.38% for the six months ended June 30, 2010 from 2.85% for the six months ended June 30, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.34% and 2.81% for the six months ended June 30, 2010 and 2009, respectively.

Provision for Loan Losses.  A provision for loan losses of $10.0 million was recorded for the six months ended June 30, 2010, which was an increase of $0.5 million from $9.5 million recorded for the six months ended June 30, 2009. During the six months ended June 30, 2010, non-performing loans increased $25.5 million to $111.3 million from $85.9 million at December 31, 2009. Net charge-offs for the six months ended June 30, 2010 totaled $4.4 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market. Management continues to maintain the Savings Bank’s conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the level of non-performing loans, the current economic uncertainties, and the level of charge-offs, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $10.0 million provision for loan losses in the six months ended June 30, 2010. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income decreased $2.7 million, or 39.0%, for the six months ended June 30, 2010 to $4.3 million, as compared to $7.0 million for the six months ended June 30, 2009. A loss of $0.1 million attributed to changes in fair value adjustments was recorded for the six months ended June 30, 2010 compared to a gain of $3.1 million recorded for the six months ended June 30, 2009. This decrease was partially offset by increased income from BOLI of $0.1 million and FHLB-NY stock dividend income of $0.1 million for the six months ended June 30, 2010 from the comparable prior year period. The six months ended June 30, 2010 includes an OTTI charge of $1.0 million for a pooled trust preferred security, while the six months ended June 30, 2009 included an OTTI charge of $1.1 million for a private issue CMO.

Non-Interest Expense.  Non-interest expense for the six months ended June 30, 2010 was $35.5 million, an increase of $1.8 million, or 5.4%, from $33.7 million for the six months ended June 30, 2009. Employee salary and benefits increased $2.5 million, which is primarily attributed to the growth of the Bank and an increase in stock-based salary expense due to an increase in the stock price as compared to the prior year comparable period. Both professional services and other operating expense increased $0.3 million and $0.5 million, respectively, from the comparable prior year period due primarily to the growth of the Bank. FDIC insurance decreased $1.7 million from the comparable prior year period, primarily due to a $2.0 million special assessment  levied by the FDIC during the three months ended June 30, 2009 to partially replenish the deposit insurance fund. The efficiency ratio was 49.0% and 56.1% for the six months ended, June 30, 2010 and 2009, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $6.9 million, or 36.6%, to $25.7 million for the six months ended June 30, 2010 from $18.8 million for the six months ended June 30, 2009 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $2.7 million, to $10.0 million, for the six months ended June 30, 2010 as compared to $7.3 million for the six months ended June 30, 2009. This increase was primarily due to the growth in pre-tax income for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The effective tax rate was 39.1% and 39.0% for the six months ended June 30, 2010 and 2009, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets.  At June 30, 2010, total assets were $4,252.2 million, an increase of $108.9 million, or 2.6%, from $4,143.2 million at December 31, 2009. Total loans, net increased $62.3 million, or 1.9%, during the six months ended June 30, 2010 to $3,262.4 million from $3,200.2 million at December 31, 2009. Loan originations and purchases were $240.9 million for the six months ended June 30, 2010, a decrease of $3.7 million from $244.6 million for the six months ended June 30, 2009, as a result of a decline in loan demand due to the current economic environment and tightening of the Savings Bank’s underwriting standards during 2009 to ensure the Savings Bank continues to originate quality loans. At June 30, 2010, loan applications in process totaled $139.3 million compared to $218.5 million at June 30, 2009 and $158.4 million at December 31, 2009.

The following table shows loan originations and purchases for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2010	2009	2010	2009
Multi-family residential	$50,370	$55,584	$88,775	$92,531
Commercial real estate(1)	22,752	5,281	27,352	26,138
One-to-four family – mixed-use property	6,902	7,665	14,802	13,773
One-to-four family – residential	9,427	15,215	20,914	22,229
Co-operative apartments	191	-	407	-
Construction	3,148	4,735	3,980	10,016
Small Business Administration	2,164	169	2,453	1,281
Taxi Medallion(2)(3)	32,323	15,256	48,777	38,162
Commercial business and other loans	18,604	17,183	33,405	40,456
Total	$145,881	$121,088	$240,865	$244,586

(1)	Includes purchases of $2.9 million for the six months ended June 30, 2009.
(2)	Includes purchases of $5.1 million and $14.5 million for the three months ended June 30, 2010 and 2009, respectively.
(3)	Includes purchases of $7.0 million and $32.5 million for the six months ended June 30, 2010 and 2009, respectively.

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. Non-accrual loans and charge-offs for impaired loans have increased, primarily due to the current economic environment. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. In the past year, the Savings Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Savings Bank’s non-performing assets were $119.1 million at June 30, 2010, an increase of $20.5 million from $98.5 million at March 31, 2010 and an increase of $25.8 million from $93.3 million at December 31, 2009. Total non-performing assets as a percentage of total assets were 2.80% at June 30, 2010 as compared to 2.36% at March 31, 2010 and 2.25% at December 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 23% at June 30, 2010 as compared to 25% at March 31, 2010 and 24% at December 31, 2009. See –“NON-PERFORMING ASSETS.”

During the six months ended June 30, 2010, mortgage-backed securities increased $45.4 million, or 7.0%, to $693.9 million from $648.4 million at December 31, 2009. The increase in mortgage-backed securities during the six months ended June 30, 2010 was primarily due to purchases of $121.7 million combined with an increase in the fair value of $16.8 million.  These increases were partially offset by principal repayments of mortgage-backed securities of $92.0 million during the six months ended June 30, 2010. During the six months ended June 30, 2010, other securities increased $18.1 million, or 51.2%, to $53.4 million from $35.4 million at December 31, 2009. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the six months ended June 30, 2010, there were $35.4

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

million in purchases and $13.8 million in calls of government agency securities.

Liabilities.  Total liabilities were $3,872.6 million at June 30, 2010, an increase of $89.5 million, or 2.4%, from $3,783.1 million at December 31, 2009. During the six months ended June 30, 2010, due to depositors increased $207.1 million, or 7.8%, to $2,873.4 million, as a result of increases of $124.8 million in core deposits and of $82.2 million in certificates of deposit. Borrowed funds decreased $118.6 million as the increase in deposits allowed us to reduce our borrowed funds.

Equity. Total stockholders’ equity increased $19.5 million, or 5.4%, to $379.6 million at June 30, 2010 from $360.1 million at December 31, 2009. The increase is primarily due to net income of $15.7 million and an increase in other comprehensive income of $9.1 million for the six months ended June 30, 2010. The increase in other comprehensive income was primarily attributed to an increase in the fair value of securities held in the available for sale portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $7.9 million.  Book value per common share was $12.15 at June 30, 2010 compared to $11.57 at December 31, 2009. Tangible book value per common share was $11.62 at June 30, 2010 compared to $11.03 at December 31, 2009.

The Company did not repurchase any shares during the six months ended June 30, 2010 under its current stock repurchase program. At June 30, 2010, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow.  During the six months ended June 30, 2010, funds provided by the Company's operating activities amounted to $29.2 million. These funds, together with $88.6 million provided by financing activities, were utilized to fund net investing activities of $118.1 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the six months ended June 30, 2010, the net total of loan originations and purchases less loan repayments and sales was $74.4 million. During the six months ended June 30, 2010, the Company also funded $157.3 million in purchases of securities available for sale.  Funds were primarily provided by increases of $206.5 million in customer deposits and $109.2 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  The Company also used funds of $115.4 million to reduce borrowings and $7.9 million for dividend payments during the six months ended June 30, 2009.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2010.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At June 30, 2010, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of June 30, 2010:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-4.22%	9.11%	12.38%
-100 Basis points	-2.18	5.23	12.02
Base interest rate	0.00	0.00	11.54
+100 Basis points	-1.38	-10.00	10.61
+200 Basis points	-3.69	-22.14	9.41

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three months ended June 30, 2010 and 2009, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2010				2009
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,958,536	$45,068	6.09%		$2,838,451	$45,911	6.47%
Other loans, net (1)	282,562	3,925	5.56		213,292	2,940	5.51
Total loans, net	3,241,098	48,993	6.05		3,051,743	48,851	6.40
Mortgage-backed securities	637,754	7,362	4.62		734,149	8,671	4.72
Other securities	69,469	575	3.31		61,493	667	4.34
Total securities	707,223	7,937	4.49		795,642	9,338	4.69

Interest-earning deposits and federal funds sold	29,417	9	0.12		34,339	14	0.16
Total interest-earning assets	3,977,738	56,939	5.73		3,881,724	58,203	6.00
Other assets	214,596				181,091
Total assets	$4,192,334				$4,062,815

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$418,151	870	0.83		$416,584	1,432	1.37
NOW accounts	626,745	1,881	1.20		371,975	1,430	1.54
Money market accounts	401,991	983	0.98		313,366	1,275	1.63
Certificate of deposit accounts	1,335,617	10,061	3.01		1,443,035	12,776	3.54
Total due to depositors	2,782,504	13,795	1.98		2,544,960	16,913	2.66
Mortgagors' escrow accounts	46,070	14	0.12		40,739	16	0.16
Total deposits	2,828,574	13,809	1.95		2,585,699	16,929	2.62
Borrowed funds	880,183	9,690	4.40		1,069,101	12,353	4.62
Total interest-bearing liabilities	3,708,757	23,499	2.53		3,654,800	29,282	3.20
Non interest-bearing deposits	86,596				71,434
Other liabilities	27,672				26,842
Total liabilities	3,823,025				3,753,076
Equity	369,309				309,739
Total liabilities and equity	$4,192,334				$4,062,815

Net interest income / net interest rate spread		$33,440	3.20%			$28,921	2.80%

Net interest-earning assets /net interest margin	$268,981		3.36%		$226,924		2.98%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.06	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.2 million for each of the three months ended June 30, 2010 and 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the six months ended June 30, 2010 and 2009, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2010				2009
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,951,091	$91,175	6.18%		$2,820,113	$90,779	6.44%
Other loans, net (1)	272,231	7,502	5.51		198,920	5,448	5.48
Total loans, net	3,223,322	98,677	6.12		3,019,033	96,227	6.37
Mortgage-backed securities	645,349	14,950	4.63		718,831	17,584	4.89
Other securities	64,719	1,098	3.39		67,363	1,503	4.46
Total securities	710,068	16,048	4.52		786,194	19,087	4.86
Interest-earning deposits and federal funds sold	31,594	22	0.14		54,403	57	0.21
Total interest-earning assets	3,964,984	114,747	5.79		3,859,630	115,371	5.98
Other assets	216,671				182,862
Total assets	$4,181,655				$4,042,492

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$420,569	1,790	0.85		$404,855	3,010	1.49
NOW accounts	599,637	3,685	1.23		344,030	2,937	1.71
Money market accounts	403,002	1,958	0.97		310,055	2,799	1.81
Certificate of deposit accounts	1,299,931	19,865	3.06		1,479,623	26,976	3.65
Total due to depositors	2,723,139	27,298	2.00		2,538,563	35,722	2.81
Mortgagors' escrow accounts	40,673	28	0.14		37,263	34	0.18
Total deposits	2,763,812	27,326	1.98		2,575,826	35,756	2.78
Borrowed funds	939,361	20,476	4.36		1,065,974	24,638	4.62
Total interest-bearing liabilities	3,703,173	47,802	2.58		3,641,800	60,394	3.32
Non interest-bearing deposits	85,407				69,259
Other liabilities	27,152				26,763
Total liabilities	3,815,732				3,737,822
Equity	365,923				304,670
Total liabilities and equity	$4,181,655				$4,042,492

Net interest income /net interest rate spread		$66,945	3.21%			$54,977	2.66%

Net interest-earning assets /net interest margin	$261,811		3.38%		$217,830		2.85%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.06	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.6 million and $.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

	For the six months ended June 30,
(In thousands)	2010	2009

Mortgage Loans

At beginning of period	$2,943,213	$2,786,670

Mortgage loans originated:
Multi-family residential	88,775	92,531
Commercial real estate	27,352	23,221
One-to-four family – mixed-use property	14,802	13,773
One-to-four family – residential	20,914	22,229
Co-operative apartments	407	-
Construction	3,980	10,016
Total mortgage loans originated	156,230	161,770

Mortgage loans purchased:
Commercial real estate	-	2,917

Total acquired loans	-	2,917

Less:
Principal and other reductions	119,488	91,834
Sales	4,302	1,926
At end of period	$2,975,653	$2,857,597

Commercial Business and Other Loans

At beginning of period	$260,160	$167,899

Other loans originated:
Small business administration	2,453	1,281
Taxi Medallion	41,817	5,657
Commercial business	30,685	38,087
Other	2,720	2,369
Total other loans originated	77,675	47,394

Other loans purchased:
Taxi Medallion	6,960	32,505
Total other loans purchased	6,960	32,505

Less:
Principal and other reductions	49,109	23,533
Sales	-	-
At end of period	$295,686	$224,265

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS AND OTHER DELINQUENT LOANS

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. Non-accrual loans and charge-offs for impaired loans have increased, primarily due to the current economic environment. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. In the past year, the Savings Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Savings Bank’s non-performing assets were $119.1 million at June 30, 2010, an increase of $20.5 million from $98.5 million at March 31, 2010 and an increase of $25.8 million from $93.3 million at December 31, 2009. Total non-performing assets as a percentage of total assets were 2.80% at June 30, 2010 as compared to 2.36% at March 31, 2010 and 2.25% at December 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 23% at June 30, 2010 as compared to 25% at March 31, 2010 and 24% at December 31, 2009.  The following table shows non-performing assets at the periods indicated:

(In thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Loans 90 days or more past due and still accruing:
Multi-family residential	$279	$-	$-
Commercial real estate	-	-	471
One-to-four family - residential	-	4,111	2,784
Construction loans	-	428	-
Total	279	4,539	3,255

Troubled debt restructured:
Multi-family residential	4,007	476	478
Commercial real estate	-	1,434	1,441
One-to-four family - mixed-use property	208	1,085	575
Total	4,215	2,995	2,494

Non-accrual loans:
Multi-family residential	33,847	29,693	27,483
Commercial real estate	19,041	16,382	18,153
One-to-four family - mixed-use property	27,080	25,209	23,422
One-to-four family - residential	9,429	4,882	4,959
Co-operative apartments	-	78	78
Construction loans	13,530	3,730	1,639
Small business administration	1,145	1,041	1,232
Commercial business and other	2,778	3,068	3,151
Total	106,850	84,083	80,117

Total non-performing loans	111,344	91,617	85,866

Other non-performing assets:
Real estate acquired through foreclosure	3,004	1,793	2,262
Investment securities	4,728	5,118	5,134
Total	7,732	6,911	7,396

Total non-performing assets	$119,076	$98,528	$93,262

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest income on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. Loans in default 90 days or more as to their maturity date but not their payments continue to accrue interest as long as the borrower continues to remit monthly payments.

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	June 30, 2010		December 31, 2009
	60 – 89 days	30 – 59 days	60 – 89 days	30 – 59 days
	(In thousands)

Multi-family residential	$8,224	$21,136	$8,958	$28,054
Commercial real estate	12,052	5,214	5,788	8,003
One-to-four family - mixed-use property	10,382	21,092	9,032	22,741
One-to-four family - residential	2,060	3,689	1,555	4,015
Co-operative apartments	-	-	-	-
Construction loans	-	3,098	-	7,619
Small Business Administration	117	117	10	262
Taxi medallion	-	-	-	-
Commercial business and other	228	1,787	21	1,633
Total delinquent loans	$33,063	$56,133	$25,364	$72,327

CLASSIFIED ASSETS

Our policy is to continuously review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  We classify an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are classified as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are classified as Substandard, Doubtful or Loss. We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention. Our total classified assets were $302.2 million at June 30, 2010, a decrease of $4.5 million from $306.6 million at March 31, 2010 and an increase of $61.9 million from $240.3 million at December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ classified assets at June 30, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$21,325	$39,601	$-	$-	$60,926
Commercial real estate	19,147	20,511	-	-	39,658
One-to-four family - mixed-use property	19,503	28,964	-	-	48,467
One-to-four family - residential	3,080	9,522	-	-	12,602
Co-operative apartments	-	-	-	-	-
Construction loans	17,898	17,937	-	-	35,835
Small Business Administration	602	1,171	-	-	1,773
Commercial business and other	13,787	2,099	1,238	-	17,124
Total loans	95,342	119,805	1,238	-	216,385

Investment Securities: (1)
Pooled trust preferred securities	-	15,887	-	-	15,887
FHMLC preferred stock	-	15	-	-	15
Mutual funds	-	4,257	-	-	4,257
Private issue CMO	-	62,637	-	-	62,637
Total investment securities	-	82,796	-	-	82,796
Real Estate Owned	-	3,004	-	-	3,004
Total	$95,342	$205,605	$1,238	$-	$302,185

The following table sets forth the Banks’ classified assets at March 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$25,180	$38,604	$2,045	$-	$65,829
Commercial real estate	14,566	20,954	-	-	35,520
One-to-four family - mixed-use property	16,846	32,172	-	-	49,018
One-to-four family - residential	2,793	12,180	-	-	14,973
Co-operative apartments	-	78	-	-	78
Construction loans	32,813	11,771	-	-	44,584
Small Business Administration	394	1,042	-	-	1,436
Commercial business and other	9,675	2,329	1,472	-	13,476
Total loans	102,267	119,130	3,517	-	224,914

Investment Securities: (1)
Pooled trust preferred securities	-	12,651	-	-	12,651
FHMLC preferred stock	-	50	-	-	50
Mutual funds	-	4,408	-	-	4,408
Private issue CMO	-	62,826	-	-	62,826
Total investment securities	-	79,935	-	-	79,935
Real Estate Owned	-	1,793	-	-	1,793
Total	$102,267	$200,858	$3,517	$-	$306,642

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

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $70.0 million, $79.9 million and $66.3 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.8 million, $2.0 million and $2.0 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.  In addition, Flushing Financial Corporation had two private issued trust preferred securities classified as Substandard at June 30, 2010 with a combined market value of $0.7 million.

Special Mention: We classify loans as Special Mention when they are on repayment plans until they have been brought current and remain current for at least six months. We also classify loans as Special Mention when they are 60 to 89 days delinquent or have shown other potential weaknesses.

Substandard: We classify loans as Substandard when they are on non-accrual status, or have other identified significant weaknesses.

Doubtful: We classify loans as Doubtful when payment in full is improbable.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balance of the mortgage loans are then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off against the allowance for loan losses. At June 30, 2010, the current loan-to-value ratio on our impaired loans was 68.0%.

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 22 investment securities as Substandard at June 30, 2010. Our classified investment securities at June 30, 2010 include 16 private issued CMO’s rated below investment grade by one or more of the rating agencies, three issues of trust preferred securities, one mutual fund, one private issued trust preferred security and our holding of FHLMC preferred stock. The Investment Securities which are classified as Substandard at June 30, 2010 are securities that were triple A rated when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through June 30, 2010, these securities, with the exception of the FHLMC stock, two of the pooled trust preferred

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

securities and two private issued CMO’s, continued to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment.  During the six months ended June 30, 2010, we recorded an OTTI charge of $1.0 million on a pooled trust preferred security.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. Specific reserves allocated to impaired loans were $11.7 million and $9.6 million at June 30, 2010 and December 31, 2009, respectively. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis the property values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balance of the impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off.  Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and regional economic conditions. We incurred total net charge-offs of $2.1 million and $5.9 million during the three months ended June 30, 2010 and 2009, respectively. We incurred total net charge-offs of $4.4 million and $6.1 million during the six months ended June 30, 2010 and 2009, respectively.  The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an increase in our non-performing loans, which totaled $111.3 million at June 30, 2010 and $85.9 million at December 31, 2009. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At June 30, 2010, the average outstanding principal balance of our impaired mortgage loans was less than 68% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $10.0 million was recorded for the six months ended June 30, 2010 compared to $9.5 million recorded in the comparable prior year period.  Management has concluded, and the Board of Directors has concurred, that at June 30, 2010, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$20,324	$11,028

Provision for loan losses	10,000	9,500

Loans charged-off:
Multi-family residential	(2,239)	(1,533)
Commercial real estate	(374)	(16)
One-to-four family – mixed-use property	(825)	(706)
One-to-four family – residential	(94)	(55)
Construction	(862)	(407)
Small Business Administration	(385)	(516)
Commercial business and other loans	(422)	(2,889)
Total loans charged-off	(5,201)	(6,122)

Recoveries:
Multi-family residential	5	1
Commercial real estate	42	-
Small Business Administration	133	19
Commercial business and other loans	607	1
Total recoveries	787	21
Net charge-offs	(4,414)	(6,101)
Balance at end of period	$25,910	$14,427

Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.20%
Ratio of allowance for loan losses to gross loans at end of period	0.79%	0.47%
Ratio of allowance for loan losses to non-performing assets at end of period	21.76%	23.44%
Ratio of allowance for loan losses to non-performing loans at end of period	23.27%	23.70%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recent Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act is designed to restructure the nation’s system of financial regulations. The Reform Act includes numerous revisions to the existing structure of regulatory oversight of financial institutions, including, but not limited, to the following:

•
Abolishes the Company’s primary regulator, the OTS, which is to be merged into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, unless the Secretary of the U.S. Department of the Treasury opts to delay the transfer for up to an additional six months.

•	Requires the OCC to issue rules and conduct studies on a wide range of subjects by July 21, 2011.

•	Amends the Truth in Lending Act to impose new standards for residential mortgage loan originations on all lenders.

•	Adoption of a number of investor protection measures, including enhancing the Securities and Exchange Commission’s (“SEC”) enforcement powers and creating an expanded whistleblower program.

•
Creates a new Consumer Financial Protection Bureau to write consumer-protection rules for banks and nonbank financial firms and ensure that consumers are protected from unfair, deceptive or abusive practices.

•	Directs the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits.

•	Permanently increases FDIC deposit-insurance coverage to $250,000.

•	Provides unlimited FDIC insurance for noninterest bearing transaction accounts in all banks effective December 31, 2010 through December 31, 2012.

•	Allows banks to pay interest on business checking accounts.

•
Establishes a Financial Stability Oversight Council to identify potential risks to the financial stability of the United States posed by the activities of or financial distress of large, interconnected financial institutions.

•	Creates greater regulatory oversight of derivatives financial markets.

•	Imposes new restrictions and establishes an independent office of the SEC to improve regulation of credit rating agencies.

•	Requires regulatory agencies to issue new rules governing incentive compensation paid by financial institutions.

•	Imposes new executive compensation and corporate governance requirements on public companies.

We cannot determine the full effect of the Reform Act on the Company at this time as the regulations required under the Reform Act have not yet been written. There can be no assurance that the Reform Act will not have a material adverse effect on us or our results of operations.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Ability to Obtain Brokered Certificates of Deposit as an Additional Funding Source Could be Limited

We utilize brokered certificates of deposit as an additional funding source. The Savings Bank had $480.1 million, or 16.5% of total deposits, and $430.8 million, or 16.0% of total deposits, in brokered deposit accounts at June 30, 2010 and December 31, 2009, respectively.  We have obtained brokered certificates of deposit primarily when the interest rate on these deposits is below the prevailing interest rate in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates. Brokered certificates of deposit provide a large deposit for us at a lower operating cost since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits. We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

The FDIC has promulgated regulations implementing limitations on brokered deposits. Under the regulations, well-capitalized institutions, such as the Savings Bank, are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.  Pursuant to the regulation, the Savings Bank, as a well-capitalized institution, may accept brokered deposits. Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

The maturity of brokered certificates of deposit could result in a significant funding source maturing at one time. Should this occur, it might be difficult to replace the maturing certificates with new brokered certificates of deposit as there may not be a sufficient source of new brokered certificates of deposit at that time, or the rates and maturities of brokered certificates of deposit available may not be those we would be seeking to obtain at that time. The Savings Bank mitigates this risk by obtaining brokered certificates of deposit with various maturities ranging up to five years, and attempts to avoid having a significant amount maturing in any one year.

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At June 30, 2010, our gross loan portfolio was $3,271.3 million, of which 91% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,214.8 million), commercial real estate ($682.5 million) and one-to-four family mixed-use property ($737.2 million), which combined represent 81% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed use property, and commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, whose market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, from time-to-time, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  At June 30, 2010, we had $26.9 million outstanding of one-to-four family – residential properties originated to individuals based on stated income and verifiable assets, and $60.1 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at June 30, 2010 was $87.0 million, or 2.7% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any sub prime loans.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.  The national and our regional economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

years.  The downturn in the housing market has continued in 2010, although the downturn has slowed. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Banks to meet their financial obligations.  While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses. This increase in delinquent loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Given New York City’s low vacancy rates, the properties have retained their value and have provided us with low loss content in our non-performing loans. We cannot predict the effect of these economic conditions on our financial condition or operating results.

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

Recent Federal Legislation Could Have a Material Effect on Our Company

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act is designed to restructure the nation’s system of financial regulations. The full impact of the changes in regulation will depend on new regulations that have yet to be written by banking regulators and the Securities and Exchange Commission. The new regulations could have a material adverse effect on our operations and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2010	-	$-	-	362,050
May 1 to May 31, 2010	-	-	-	362,050
June 1 to June 30, 2010	-	-	-	362,050
Total	-	$-	-

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

ITEM 4.     RESERVED.

PART I – FINANCIAL INFORMATION
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

Flushing Financial Corporation,

Dated: August 9, 2010	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 9, 2010	By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 8-K filed September 26, 2006.
(3)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(5)	Incorporated by reference to Exhibit 10.1 filed with Form 8-K filed March 1, 2007.
(6)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.