Form 10-Q
period 2010-09-30
FLUSHING FINANCIAL CORP
filed 2010-11-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2010 was 31,237,874

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
ITEM 1.

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$26,567	$28,426
Securities available for sale:
Mortgage-backed securities ($61,576 and $80,299 at fair value pursuant to the fair value option at September 30, 2010 and December 31, 2009, respectively)	703,903	648,443
Other securities ($16,337 and $17,229 at fair value pursuant to the fair value option at September 30, 2010 and December 31, 2009, respectively)	34,976	35,361
Loans:
Multi-family residential	1,230,692	1,158,700
Commercial real estate	677,315	686,210
One-to-four family ― mixed-use property	731,053	744,560
One-to-four family ― residential	249,042	249,920
Co-operative apartments	6,427	6,553
Construction	80,364	97,270
Small business administration	18,746	17,496
Taxi medallion	89,605	61,424
Commercial business and other	184,667	181,240
Net unamortized premiums and unearned loan fees	16,799	17,110
Allowance for loan losses	(27,402)	(20,324)
Net loans	3,257,308	3,200,159
Interest and dividends receivable	19,529	19,116
Bank premises and equipment, net	22,118	22,830
Federal Home Loan Bank of New York stock	39,616	45,968
Bank owned life insurance	71,271	69,231
Goodwill	16,127	16,127
Core deposit intangible	1,522	1,874
Other assets	53,792	55,711
Total assets	$4,246,729	$4,143,246

LIABILITIES
Due to depositors:
Non-interest bearing	$89,564	$91,376
Interest-bearing:
Certificate of deposit accounts	1,261,182	1,230,511
Savings accounts	425,698	426,821
Money market accounts	382,062	414,457
NOW accounts	744,530	503,159
Total interest-bearing deposits	2,813,472	2,574,948
Mortgagors' escrow deposits	33,129	26,791
Borrowed funds ($31,622 and $106,167 at fair value pursuant to the fair value option at September 30, 2010 and December 31, 2009, respectively)	720,076	873,345
Securities sold under agreements to repurchase	166,000	186,900
Other liabilities	30,995	29,742
Total liabilities	3,853,236	3,783,102

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,237,874shares and 31,131,059 shares issued at September 30, 2010 and December 31,2009, respectively; 31,237,874 shares and 31,127,664 shares outstanding atSeptember 30, 2010 and December 31, 2009, respectively)	312	311
Additional paid-in capital	188,673	185,842
Treasury stock (None and 3,395 shares at September 30, 2010 and December 31, 2009, respectively)	-	(36)
Unearned compensation	(84)	(575)
Retained earnings	199,527	181,181
Accumulated other comprehensive income (loss), net of taxes	5,065	(6,579)
Total stockholders' equity	393,493	360,144
Total liabilities and stockholders' equity	$4,246,729	$4,143,246

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest and dividend income
Interest and fees on loans	$50,098	$48,518	$148,775	$144,745
Interest and dividends on securities:
Interest	7,955	8,365	23,600	26,674
Dividends	207	326	610	1,104
Other interest income	11	14	33	71
Total interest and dividend income	58,271	57,223	173,018	172,594

Interest expense
Deposits	13,315	16,024	40,641	51,780
Other interest expense	9,095	12,127	29,571	36,765
Total interest expense	22,410	28,151	70,212	88,545

Net interest income	35,861	29,072	102,806	84,049
Provision for loan losses	5,000	5,000	15,000	14,500
Net interest income after provision for loan losses	30,861	24,072	87,806	69,549

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(3,319)	-	(6,136)	(9,637)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	2,769	-	4,598	8,497
Net OTTI charge recognized in earnings	(550)	-	(1,538)	(1,140)
Loan fee income	433	403	1,283	1,333
Banking services fee income	437	459	1,350	1,326
Net (loss) gain on sale of loans	(6)	-	17	-
Net gain on sale of securities	39	1,051	62	1,074
Net gain (loss) from fair value adjustments	(20)	950	(154)	4,002
Federal Home Loan Bank of New York stock dividends	444	644	1,508	1,600
Bank owned life insurance	702	659	2,040	1,862
Other income	470	391	1,676	1,541
Total non-interest income	1,949	4,557	6,244	11,598

Non-interest expense
Salaries and employee benefits	8,754	7,159	26,126	22,026
Occupancy and equipment	1,850	1,669	5,315	5,067
Professional services	1,535	1,283	5,059	4,485
FDIC deposit insurance	1,200	1,186	3,723	5,383
Data processing	1,106	1,086	3,274	3,258
Depreciation and amortization of premises and equipment	692	675	2,094	1,979
Other operating expenses	2,519	2,275	7,611	6,849
Total non-interest expense	17,656	15,333	53,202	49,047

Income before income taxes	15,154	13,296	40,848	32,100

Provision for income taxes
Federal	7,489	4,400	15,189	8,698
State and local	(6,963)	786	(4,627)	3,821
Total taxes	526	5,186	10,562	12,519

Net income	$14,628	$8,110	$30,286	$19,581

Preferred dividends and amortization of issuance costs	$-	$951	$-	$2,854
Net income available to common shareholders	$14,628	$7,159	$30,286	$16,727

Basic earnings per common share	$0.48	$0.33	$1.00	$0.80
Diluted earnings per common share	$0.48	$0.33	$1.00	$0.80
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,286	$19,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,000	14,500
Depreciation and amortization of bank premises and equipment	2,094	1,979
Net gain on sales of loans (including delinquent loans)	(17)	-
Net gain on sale of securities	(62)	(1,074)
Amortization of premium, net of accretion of discount	3,691	3,125
Net loss (gain) from fair value adjustments	154	(4,002)
OTTI charge recognized in earnings	1,538	1,140
Income from bank owned life insurance	(2,040)	(1,862)
Stock-based compensation expense	1,780	1,747
Deferred compensation	153	(7)
Amortization of core deposit intangibles	352	351
Excess tax expense from stock-based payment arrangements	14	188
Deferred income tax (benefit) provision	(8,760)	10,257
Increase in other liabilities	1,895	22
Increase in other assets	(5,511)	(16,219)
Net cash provided by operating activities	40,567	29,726

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,382)	(2,151)
Net redemptions of Federal Home Loan Bank of New York shares	6,352	3,204
Purchases of securities available for sale	(217,591)	(130,695)
Proceeds from sales and calls of securities available for sale	42,311	53,968
Proceeds from maturities and prepayments of securities available for sale	139,312	157,608
Net originations and repayment of loans	(73,066)	(186,550)
Purchases of loans	(7,698)	(32,572)
Proceeds from sale of real estate owned	2,090	114
Proceeds from sale of delinquent loans	6,605	3,046
Net cash used in investing activities	(103,067)	(134,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	(1,812)	14,310
Net increase in interest-bearing deposits	237,704	214,222
Net increase (decrease) in mortgagors' escrow deposits	6,338	(413)
Net repayments of short-term borrowed funds	(18,200)	(4,800)
Proceeds from long-term borrowings	42,505	79,911
Repayment of long-term borrowings	(193,928)	(185,026)
Purchases of treasury stock	(347)	(231)
Excess tax benefits from stock-based payment arrangements	(14)	(188)
Proceeds from issuance of common stock upon exercise of stock options	235	617
Proceeds from issuance of common stock	-	90,505
Cash dividends paid	(11,840)	(10,374)
Net cash provided by financing activities	60,641	198,533

Net (decrease) increase in cash and cash equivalents	(1,859)	94,231
Cash and cash equivalents, beginning of period	28,426	30,404
Cash and cash equivalents, end of period	$26,567	$124,635

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$70,306	$89,040
Income taxes paid	21,107	9,630
Taxes paid if excess tax benefits were not tax deductible	21,093	9,442
Non-cash activities:
Securities purchased, not yet settled	-	5,804
Loans transferred to real estate owned	3,850	1,681
Loans provided for the sale of real estate owned	2,862	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2010	2009

Preferred Stock
Balance, beginning of period	$-	$1
No activity		-
Balance, end of period	$-	$1
Common Stock
Balance, beginning of period	$311	$216
Issuance upon exercise of stock options (18,994 and 96,742 common shares for the nine months ended September 30, 2010 and 2009, respectively)	-	1
Shares issued upon vesting of restricted stock unit awards (87,821 and 78,598 common shares for the nine months ended September 30, 2010 and 2009, respectively)	1	1
Issuance of common shares (8,317,400 common shares for the nine months ended September 30, 2009)	-	83
Balance, end of period	$312	$301
Additional Paid-In Capital
Balance, beginning of period	$185,842	$150,662
Additional preferred stock issuance costs	-	(144)
Amortization of preferred stock issuance costs	-	228
Award of common shares released from Employee Benefit Trust (130,499 and 165,376common shares for the nine months ended September 30, 2010 and 2009, respectively)	1,131	854
Shares issued upon vesting of restricted stock unit awards (103,109 and 95,779 common shares for the nine months ended September 30, 2010 and 2009, respectively)	1,394	1,513
Issuance upon exercise of stock options (18,994 and 96,742 common shares for the nine months ended September 30, 2010 and 2009, respectively)	208	669
Stock-based compensation activity, net	112	20
Stock-based income tax benefit (expense)	(14)	(188)
Issuance of common shares (8,317,400 common shares for the nine months ended September 30, 2009)	-	90,422
Balance, end of period	$188,673	$244,036
Treasury Stock
Balance, beginning of period	$(36)	$-
Shares issued upon vesting of restricted stock unit awards (18,583 and 17,181 common shares for the nine months ended September 30, 2010 and 2009, respectively)	238	179
Issuance upon exercise of stock options (37,266 and 25,558 common shares for the nine months ended September 30, 2010 and 2009, respectively)	515	258
Repurchase of shares to satisfy tax obligations (26,443 and 22,186common shares for the nine months ended September 30, 2010 and 2009, respectively)	(347)	(231)
Purchase of shares to pay for option exercise (26,011 and 24,848 common shares for the nine months ended September 30, 2010 and 2009, respectively)	(370)	(252)
Balance, end of period	$-	$(46)
Unearned Compensation
Balance, beginning of period	$(575)	$(1,300)
Release of shares from the Employee Benefit Trust (143,995 and 159,470 common shares for the nine months ended September 30, 2010 and 2009, respectively)	491	545
Balance, end of period	$(84)	$(755)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income (continued)
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2010	2009

Retained Earnings
Balance, beginning of period	$181,181	$172,216
Net income	30,286	19,581
Cash dividends declared and paid on common shares ($0.39 per common share for the nine months ended September 30, 2010 and 2009, respectively)	(11,840)	(8,079)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the nine months ended September 30, 2009)	-	(2,295)
Issuance upon exercise of stock options (37,266 and 25,558 common shares for the nine months ended September 30, 2010 and 2009, respectively)	(92)	(52)
Shares issued upon vesting of restricted stock unit awards (3,295 common shares for the nine months ended September 30, 2010)	(8)	-
Amortization of preferred stock issuance costs	-	(228)
Balance, end of period	$199,527	$181,143
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(6,579)	$(20,303)
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($8,548) and ($9,785) for the nine months ended September 30, 2010and 2009, respectively	10,710	12,148
Amortization of actuarial losses, net of taxes of approximately ($103) and ($101)for the nine months ended September 30, 2010 and 2009, respectively	129	126
Amortization of prior service (credits) costs, net of taxes of approximately $13 and ($16) for the nine months ended September 30, 2010 and 2009, respectively	(16)	20
OTTI charges included in income, net of taxes of approximately ($683) and ($507) for the nine months ended September 30, 2010 and 2009, respectively	855	633
Reclassification adjustment for gains included in net income, net of taxes of approximately $28 and $478 for the nine months ended September 30, 2010 and 2009, respectively	(34)	(596)
Balance, end of period	$5,065	$(7,972)
Total Stockholders' Equity	$393,493	$416,708

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Comprehensive Income
Net income	$14,628	$8,110	$30,286	$19,581
Reclassification adjustment for gains included in income	(21)	(583)	(34)	(596)
Amortization of actuarial losses	44	41	129	126
Amortization of prior service (credits) costs	(6)	7	(16)	20
OTTI charges included in income	306	-	855	633
Unrealized gains on securities, net	2,260	9,433	10,710	12,148
Comprehensive income	$17,211	$17,008	$41,930	$31,912

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expense during the reporting periods.  Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Net income, as reported	$14,628	$8,110	$30,286	$19,581
Preferred dividends and amortization of issuance costs	-	(951)	-	(2,854)
Net income available to common shareholders	$14,628	$7,159	$30,286	$16,727
Divided by:
Weighted average common shares outstanding	30,359	21,519	30,323	20,946
Weighted average common stock equivalents	19	15	29	8
Total weighted average common shares outstanding and common stock equivalents	30,378	21,534	30,352	20,954

Basic earnings per common share	$0.48	$0.33	$1.00	$0.80
Diluted earnings per common share (1) (2)	$0.48	$0.33	$1.00	$0.80
Dividend payout ratio	27.1%	39.4%	39.0%	48.8%

(1)
For the three months ended September 30, 2010, options to purchase 1,064,983 shares at an average exercise price of $15.42 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the three months ended September 30, 2009, a warrant to purchase 751,611 shares at an exercise price of $13.97 and options to purchase 1,160,323 shares at an average exercise price of $15.35 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

(2)
For the nine months ended September 30, 2010, options to purchase 955,723 shares at an average exercise price of $15.77 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the nine months ended September 30, 2009, a warrant to purchase 751,611 shares at an exercise price of $13.97 and options to purchase 1,418,073 shares at an average exercise price of $14.33 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

4.	Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three- and nine-month periods ended September 30, 2010 and 2009. Securities available for sale are recorded at fair value.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and fair value of the Company’s securities classified as available for sale at September 30, 2010 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$2,747	$2,876	$129	$-
Other	29,594	26,418	3	3,179
Mutual funds	5,682	5,682	-	-
Total other securities	38,023	34,976	132	3,179
REMIC and CMO	462,767	472,462	18,293	8,598
GNMA	88,413	93,130	4,717	-
FNMA	111,322	115,629	4,328	21
FHLMC	22,109	22,682	573	-
Total mortgage-backed securities	684,611	703,903	27,911	8,619
Total securities available for sale	$722,634	$738,879	$28,043	$11,798

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $14.4 million, at September 30, 2010.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Other	$6,899	$3,179	$4	$11	$6,895	$3,168
Total other securities	6,899	3,179	4	11	6,895	3,168
REMIC and CMO	92,053	8,598	46,049	569	46,004	8,029
FNMA	1,935	21	1,935	21	-	-
Total mortgage-backed securities	93,988	8,619	47,984	590	46,004	8,029
Total securities available for sale	$100,887	$11,798	$47,988	$601	$52,899	$11,197

The Company reviewed each investment that had an unrealized loss at September 30, 2010. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) within Stockholders’ Equity.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statements of Income and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates each issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. In addition, private issue CMOs are evaluated using an impairment model through an independent third party. When an other-than-temporary impairment (“OTTI”) is identified, the portion of the impairment that is credit related is determined by management by using the following methods: (1) for trust preferred securities, the credit related impairment is determined by

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; and (2) for mortgage-backed securities, credit related impairment is determined for each security by estimating losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, credit enhancement and coverage, and in the case of private issue CMOs through an impairment model from an independent third party, and then recording those estimated losses as a credit related loss against earnings.

Other Securities:
The unrealized losses in Other securities at September 30, 2010 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consist of two single issuer trust preferred securities and two pooled trust preferred securities. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own, and therefore there are no subordinate classes to absorb any losses. As noted above, the Company evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each counterparty. One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred securities as well as the two single issuer trust preferred securities are performing according to their terms.  Based on these reviews, an OTTI charge was recorded during the nine months ended September 30, 2010, on one of the pooled trust preferred securities of $2.7 million before tax, of which $1.0 million was charged against earnings in the Consolidated Statements of Income and $1.7 million before tax ($1.0 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $2.8 million on the two pooled trust preferred securities during the year ended December 31, 2009.

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

It is not anticipated at this time that the two single issuer trust preferred securities and the one pooled trust preferred security for which an OTTI charge was not recorded during the nine months ended September 30, 2010, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at September 30, 2010, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of the full current amortized cost of the Company’s investment at September 30, 2010.  Therefore, the Company did not consider the two single issuer trust preferred securities and the one pooled trust preferred security to be other-than-temporarily impaired at September 30, 2010.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at September 30, 2010 consist of two issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), six issues from the Federal National Mortgage Association (“FNMA”), two issues from the Government National Mortgage Association (“GNMA”) and nine private issues.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

The unrealized losses at September 30, 2010 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Currently, seven of these securities are performing according to their terms, with two securities remitting less than the full principal amount due.  The principal loss for these two securities totaled $792,000 for the nine months ended September 30, 2010.  These losses were anticipated in the cumulative OTTI charges recorded for these two securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions, (1) delinquency and foreclosure levels, (2) projected losses at various loss severity levels and, (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the nine months ended September 30, 2010, on three private issue CMOs of $3.3 million before tax, of which $0.6 million was charged against earnings in the Consolidated Statements of Income and $2.7 million before tax ($1.5 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $3.1 million on four private issue CMOs during the year ended December 31, 2009.

The portion of the above mentioned OTTI that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 10%-20%, (2) projected loss severity of 40%, (3) assumed default rates of 5%-12% for the first 12 months, 2%-10% for the next 12 months, 2%-8% for the next six months, 2%-4%for the next six months and 2% thereafter and prepayment speeds of 10%-20%.

It is not anticipated at this time that the six private issue securities for which an OTTI charge in the current period was not recorded would be settled at a price that is less than the current amortized cost of the Company’s investment at September 30, 2010. Each of these securities is performing according to its terms, except for one of these securities which is remitting less than the full scheduled principal payment each month and for which an OTTI charge was previously recorded. In the opinion of management, the remaining five securities will continue to perform according to their terms, and the losses incurred on the one security discussed in the preceding sentence will not be in excess of the OTTI charges previously recorded. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full current amortized cost of the Company’s investment at September 30, 2010, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

FNMA

The unrealized losses on the securities issued by FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before recovery of full principal and interest due, which may be at maturity.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the total impairment on debt securities, as of September 30, 2010, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses

Private issued CMO's (1)	$38,912	$32,268	$6,644	$2,902
Trust preferred securities (1)	9,262	6,157	3,105	3,738
Total	$48,174	$38,425	$9,749	$6,640

(1)
The Company has recorded OTTI charges in the Consolidated Statements of Income on five private issue CMOs and two pooled trust preferred securities for which a portion of the OTTI is currently recorded in AOCI.

The following table represents a rollforward of the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the nine months ended September 30, 2010
Beginning balance	$5,894

Pass through of actual losses	(792)
OTTI charges due to credit loss recorded in earnings	1,538
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$6,640

The amortized cost and estimated fair value of the Company’s securities classified as available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$9,544	$9,547
Due after one year through five years	10,409	10,539
Due after five years through ten years	-	-
Due after ten years	18,070	14,890

Total other securities	38,023	34,976
Mortgage-backed securities	684,611	703,903
Total securities available for sale	$722,634	$738,879

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The amortized cost and fair value of the Company’s securities classified as available for sale at December 31, 2009 were as follows:

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

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2009:

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

A loan is considered impaired when, based upon current information, the Savings Bank believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the original contractual terms of the loan.  All non-accrual loans are considered impaired. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The property value of impaired mortgage loans are internally reviewed on a quarterly basis using multiple valuation approaches in evaluating the underlying collateral. These include obtaining a third party appraisal, an income approach or a sales approach. When obtained, third party appraisals are given the most weight. The income approach is used for income producing properties, and

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market. In the absence of a third party appraisal, greater reliance is placed on the income approach to value the collateral. The loan balance of impaired mortgage loans is then compared to the property’s updated estimated value and any balance over 90% of the loans updated estimated value is charged-off against the allowance for loan losses.

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include making concessions to the borrower that the Savings Bank would not make in the normal course of business, such as reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Savings Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. The Savings Bank classifies these loans as “troubled debt restructured,” and also classifies these loans as non-performing loans.  The Savings Bank had $13.9 million and $2.5 million in loans classified as troubled debt restructured at September 30, 2010 and December 31, 2009, respectively.

The total amount of non-performing loans increased $33.5 million during the nine months ended September 30, 2010 to $119.4 million from $85.9 million at December 31, 2009.  The total amount of loans on non-accrual status increased $22.4 million during the nine months ended September 30, 2010 to $102.5 million from $80.1 million at December 31, 2009. The total amount of loans classified as impaired increased $84.3 million during the nine months ended September 30, 2010 to $170.0 million from $85.7 million at December 31, 2009.  The portion of the allowance for loan losses allocated to impaired loans was $13.1 million, or 47.9%, at September 30, 2010 and $9.6 million, or 47.2%, at December 31, 2009.

Each impaired loan is reviewed to determine if a specific valuation allowance is to be allocated to the loan. A specific valuation allowance is not provided to loans for which it is concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.  At September 30, 2010, there were $69.8 million of impaired loans for which the allocated portion of the allowance was $13.1 million, and $100.2 million of impaired loans for which no portion of the allowance was allocated.  At December 31, 2009, there were $60.5 million of impaired loans for which the allocated portion of the allowance was $9.6 million, and $25.4 million of impaired loans for which no portion of the allowance was allocated.

The interest foregone on non-accrual loans and loans classified as Troubled Debt Restructured totaled $1.9 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively.  The interest foregone on non-accrual loans and loans classified as Troubled Debt Restructured totaled $5.5 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company recorded a provision for loan losses of $15.0 million during the nine months ended September 30, 2010, which was a $0.5 million increase from the $14.5 million provision recorded during the nine months ended September 30, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  During the three months ended September 30, 2010 and 2009, the Savings Bank recorded net loan charge-offs of $3.5 million and $0.8 million, respectively. During the nine months ended September 30, 2010 and 2009, the Savings Bank recorded net loan charge-offs of $7.9 million and $7.0 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following are changes in the allowance for loan losses for the periods indicated:

	For the nine months ended September 30
(In thousands)	2010	2009

Balance, beginning of period	$20,324	$11,028
Provision for loan losses	15,000	14,500
Charge-off's	(8,851)	(7,006)
Recoveries	929	56
Balance, end of period	$27,402	$18,578

The following table shows net loan charge-offs (recoveries) for the periods indicated by type of loan:
	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Multi-family residential	$1,808	$212	$4,042	$1,744
Commercial real estate	806	100	1,138	116
One-to-four family – mixed-use property	758	158	1,583	864
One-to-four family – residential	21	1	115	56
Construction	-	-	862	407
Small Business Administration	93	318	345	815
Commercial business and other loans	22	60	(163)	2,948
Total net loan charge-offs (recoveries)	$3,508	$849	$7,922	$6,950

6.	Real Estate Owned
The following are changes in Real Estate Owned (“REO”) during the period indicated:

For the nine months ended September 30, 2010
(In thousands)

Balance at beginning of period	$2,262
Acquisitions	3,811
Sales	(4,983)
Balance at end of period	$1,090

During the three months ended September 30, 2010 and 2009, the Company recorded net gains and (losses) from the sale of REO properties in the amount of $2,000 and ($7,000), respectively. During the nine months ended September 30, 2010 and 2009, the Company recorded net losses from the sale of REO properties in the amount of $31,000 and $7,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.	Stock-Based Compensation
For the three months ended September 30, 2010 and 2009, the Company’s net income, as reported, includes $0.4 million and $0.5 million, respectively, of stock-based compensation costs, and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the nine months ended September 30, 2010 and 2009, the Company’s net income, as reported, includes $1.8 million and $1.7 million, respectively, of stock-based compensation costs, and $0.7 million and $0.7 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no stock options or restricted stock units granted during the three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Company granted 169,820 and 124,350 restricted stock units, respectively.  There were no stock options granted during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company granted 118,100 stock options.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the nine months ended September 30, 2009:

For the nine months ended September 30, 2009
Dividend yield	6.16%
Expected volatility	34.99%
Risk-free interest rate	2.27%
Expected option life (years)	7 years

The Company’s 2005 Omnibus Incentive Plan (the “Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Company’s Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan.  As of September 30, 2010, there were 175,009 shares available for full value awards and 300,793 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  All grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan are still outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2010:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2009	232,398	$14.08
Granted	169,820	12.34
Vested	(109,744)	14.25
Forfeited	(3,580)	11.75
Non-vested at September 30, 2010	288,894	$13.02
Vested but unissued at September 30, 2010	86,375	$12.47

As of September 30, 2010, there was $3.0 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of awards vested for the three months ended September 30, 2010 and 2009 were $14,000 and $9,000.  The total fair value of awards vested for the nine months ended September 30, 2010 and 2009 were $1.4 million and $0.9 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended September 30, 2010:

Non-Full Value Awards	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2009	1,414,008	$14.33
Granted	-	-
Exercised	(56,260)	10.74
Forfeited	(90,960)	14.50
Outstanding at September 30, 2010	1,266,788	$14.48	4.5 years	$420
Exercisable shares at September 30, 2010	1,067,703	$14.66	4.0 years	$137
Vested but unexercisable shares at September 30, 2010	6,975	$15.25	7.1 years	$5

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2010, there was $0.5 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years.  The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the three and nine months ended September 30, 2010 and 2009 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands except grant date fair value)	2010	2009	2010	2009
Proceeds from stock options exercised	$1	$-	$235	$617
Fair value of shares received upon exercise of stock options	-	-	370	251
Tax benefit (expense) related to stock options exercised	-	-	15	39
Intrinsic value of stock options exercised	-	-	156	177
Grant date fair value at weighted average	n/a	n/a	n/a	1.26

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

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2010:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2009	25,021	$11.26
Granted	6,126	12.04
Forfeited	(21)	12.66
Distributions	(366)	12.31
Outstanding at September 30, 2010	30,760	$11.56
Vested at September 30, 2010	29,849	$11.56

The Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of $(16,000) and $54,000 for the three months ended September 30, 2010 and 2009, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for each of the three month periods ended September 30, 2010 and 2009.

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $17,000 and $27,000 for the nine months ended September 30, 2010 and 2009, respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2010 and 2009 were $5,000 and $4,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.	Pension and Other Postretirement Benefit Plans
The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2010	2009	2010	2009

Employee Pension Plan:
Interest cost	239	228	717	684
Amortization of unrecognized loss	91	80	273	240
Expected return on plan assets	(312)	(321)	(936)	(963)
Net employee pension expense (benefit)	$18	$(13)	$54	$(39)

Outside Director Pension Plan:
Service cost	$16	$20	$48	$60
Interest cost	33	34	99	102
Amortization of unrecognized gain	(14)	(4)	(42)	(12)
Amortization of past service liability	10	10	30	30
Net outside director pension expense	$45	$60	$135	$180

Other Postretirement Benefit Plans:
Service cost	$68	$55	$204	$165
Interest cost	52	57	156	171
Amortization of unrecognized loss	2	-	6	-
Amortization of past service liability	(21)	2	(63)	6
Net other postretirement expense	$101	$114	$303	$342

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009 that it expects to contribute $0.2 million to each of the Company’s Outside Director Pension Plan (the “Outside Director Pension Plan”) and other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2010. The Company does not currently expect to make a contribution to its Employee Pension Plan (the “Employee Pension Plan”) during the year ending December 31, 2010. As of September 30, 2010, the Company has contributed $66,000 to the Outside Director Pension Plan and $28,000 to the Other Postretirement Benefit Plans.  The Company has not made any contribution to the Employee Pension Plan during the nine months ended September 30, 2010.  As of September 30, 2010, the Company has revised its expected contributions for the Outside Director Pension Plan and the Other Postretirement Benefit Plans to approximately $0.1 million and $50,000, respectively, for the year ending December 31, 2010.

9.	Fair Value of Financial Instruments
The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $77.9 million and $31.6 million, respectively. At December 31, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $97.5 million and $106.2 million, respectively. During the three and nine months ended September 30, 2010 and 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value Measurements at	Fair Value Measurements at	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	September 30,	December 31,	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2010	2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Mortgage-backed securities	$61,576	$80,299	$(86)	$1,385	$1,099	$3,877
Other securities	16,337	17,229	359	501	483	394
Borrowed funds	31,622	106,167	1,225	1,139	4,154	1,321
Securities sold under agreements to repurchase	-	-	-	-	-	485
Net gain from fair value adjustments (1) (2)			$1,498	$3,025	$5,736	$6,077

(1)
The net gain from fair value adjustments presented in the above table does not include losses of $1.5 million and $2.1 million from the change in the fair value of interest rate caps recorded during the three months ended September 30, 2010 and 2009, respectively.

(2)
The net gain from fair value adjustments presented in the above table does not include losses of $5.9 million and $2.1 million from the change in the fair value of interest rate caps recorded during the nine months ended September 30, 2010 and 2009, respectively.

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

The borrowed funds have contractual principal amounts of $61.9 million and $131.9 million at September 30, 2010 and December 31, 2009, respectively.  During the nine months ended September 30, 2010, borrowings with combined contractual principal amount of $70.0 million were repaid at their contractual maturity dates. The fair value of borrowed funds includes accrued interest payable of $0.4 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively.

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

Level 1 – where quoted market prices are available in an active market.  At December 31, 2009, Level 1 includes preferred stock issued by Freddie Mac.  During the three months ended June 30, 2010, preferred stock issued by Freddie Mac was transferred to Level 2 due to the inactivity of the preferred stocks market.  The Company does not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2010.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2010 and December 31, 2009, Level 2 includes mortgage related securities, corporate debt and interest rate caps.  In addition, at September 30, 2010, Level 2 includes preferred stock issued by Freddie Mac and at December 31, 2009, Level 2 includes Federal Home Loan Bank of New York (“FHLB-NY”) advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At September 30, 2010 and December 31, 2009, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2010
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,153	$34,510
Transfer into Level 3	-	-
Net loss from fair value adjustment of financial assets	(352)	-
Net gain from fair value adjustment of financial liabilities	-	(2,889)
Decrease in accrued interest	-	-
Other-than-temporary impairment charge	(988)	-
Change in unrealized gains included in other comprehensive income	445	-
Ending balance	$9,258	$31,621

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at September 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$703,903	$648,443	$-	$-	$703,903	$648,443
Other securities	-	140	25,718	25,068	9,258	10,153	34,976	35,361
Interest rate caps	-	-	1,513	7,403	-	-	1,513	7,403
Total assets	$-	$140	$731,134	$680,914	$9,258	$10,153	$740,392	$691,207

Liabilities
Borrowings	$-	$-	$-	$71,657	$31,621	$34,510	$31,621	$106,167

Total liabilities	$-	$-	$-	$71,657	$31,621	$34,510	$31,621	$106,167

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at September 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	September 30 2010	December 31, 2009	September 30 2010	December 31, 2009	September 30 2010	December 31, 2009	September 30 2010	December 31, 2009

Assets:
Impaired loans		$-	$-	$-	$41,493	$25,879	$41,493	$25,879
Real estate owned		-	-	-	1,090	2,262	1,090	2,262
Total assets	$-	$-	$-	$-	$42,583	$28,141	$42,583	$28,141

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009.

The estimated fair value of each material class of financial instruments at September 30, 2010 and December 31, 2009 and the related methods and assumptions used to estimate fair value are as follows:

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans:

The estimated fair value of loans, with carrying amounts of $3,284.7 million and $3,220.5 million at September 30, 2010 and December 31, 2009, respectively, was $3,280.7 million and $3,358.1 million at September 30, 2010 and December 31, 2009, respectively.

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

Due to Depositors:

The estimated fair value of due to depositors, with carrying amounts of $2,903.0 million and $2,666.3 million at September 30, 2010 and December 31, 2009, respectively, was $2,951.4 million and $2,639.6 million at September 30, 2010 and December 31, 2009, respectively.

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

Borrowed Funds:

The estimated fair value of borrowed funds, with carrying amounts of $886.1 million and $1,060.2 million at September 30, 2010 and December 31, 2009, respectively, was $924.4 million and $1,068.0 million at September 30, 2010 and December 31, 2009, respectively.

The fair value of borrowed funds is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at September 30, 2010 and December 31, 2009 was $1.5 million and $7.4 million, respectively. We have not designated our interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in “Other assets” and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input).  The Company recorded a loss from the change in fair value of interest rate caps during the three months ended September 30, 2010 and 2009 of $1.5 million and $2.1 million, respectively. The Company recorded a loss from the change in fair value of interest rate caps during the nine months ended September 30, 2010 and 2009 of $5.9 million and $2.1 million, respectively.

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

At September 30, 2010 and December 31, 2009, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

10.	Income Taxes
In September 2010, the New York State legislature passed a significant change to New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the long-standing "percentage of taxable income" as a method for determining bad debt deductions. The change in the tax law also eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has, in prior periods, recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank reversed approximately $5.5 million of net tax liabilities through income, during the three months ended September 30, 2010.

Income tax provisions are summarized as follows for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Federal:
Current	$5,336	$4,137	$14,446	$1,825
Deferred	2,155	262	744	6,873
Total federal tax provision	7,491	4,399	15,190	8,698
State and Local:
Current	2,410	658	4,876	437
Deferred	(9,375)	129	(9,504)	3,384
Total state and local tax provision (benefit)	(6,965)	787	(4,628)	3,821
Total income tax provision	$526	$5,186	$10,562	$12,519

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.1% and 35.1% for the years ended December 31, 2009 and 2008, respectively. The effective rates differ from the statutory federal income tax rate as follows for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,				For the nine months ended September 30,
	2010		2009		2010		2009
	(Dollars in thousands)
Taxes at federal statutory rate	$5,304	35.0%	$4,654	35.0%	$14,297	35.0%	$11,235	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax expense (benefit), net of Federal income tax benefit (expense)	(4,526)	(29.9)	511	3.8	(3,008)	(7.4)	2,484	7.7
Other
Taxes at effective rate	(252)	(1.6)	21	0.2	(727)	(1.7)	(1,200)	(3.7)
	$526	3.5%	$5,186	39.0%	$10,562	25.9%	$12,519	39.0%

The Company has recorded a deferred tax asset of $31.6 million at September 30, 2010, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

earnings trend, the probability that some of the Company’s $26.5 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2010.

11.	Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009 and the changes during the nine months ended September 30, 2010 are as follows:

	December 31, 2009	Other Comprehensive Income (Loss)	September 30, 2010
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$(2,497)	$11,531	$9,034
Net actuarial gain (loss) on pension plans and other postretirement benefits	(4,480)	129	(4,351)
Prior service credit on pension plans and other postretirement benefits	398	(16)	382
Accumulated other comprehensive income (loss)	$(6,579)	$11,644	$5,065

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

12.	Regulatory Capital

Under Office of Thrift Supervision (“OTS”) capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards.  At September 30, 2010, the Savings Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance with OTS capital standards as of September 30, 2010:

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$390,878	9.26%
Requirement	63,329	1.50
Excess	327,549	7.76

Leverage and Core Capital:
Capital level	$390,878	9.26%
Requirement	63,329	4.00
Excess	327,549	5.26

Risk-Based Capital:
Capital level	$418,280	14.22%
Requirement	235,369	8.00
Excess	182,911	6.22

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

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

At September 30, 2010, total assets were $4,246.7 million, an increase of $103.5 million, or 2.5%, from $4,143.2 million at December 31, 2009. Total loans, net increased $57.1 million, or 1.8%, during the nine months ended September 30, 2010 to $3,257.3 million from $3,200.2 million at December 31, 2009. Loan originations and purchases were $320.6 million for the nine months ended September 30, 2010, a decrease of $68.3 million from $388.9 million for the nine months ended September 30, 2009 as a result of a decline in loan demand due to the current economic environment and tightening of the Savings Bank’s underwriting standards. At September 30, 2010, loan applications in process totaled $121.6 million compared to $183.6 million at September 30, 2009 and $158.4 million at December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Management continues to adhere to the Savings Bank’s conservative underwriting standards to ensure the Savings Bank continues to originate quality loans. We also focus on the performance of the Savings Bank’s existing loan portfolio. Non-performing loans were $119.4 million at September 30, 2010, an increase of $8.1 million from $111.3 million at June 30, 2010 and an increase of $33.5 million from $85.9 million at December 31, 2009. Performing loans delinquent 60 to 89 days totaled $21.4 million at September 30, 2010, a decrease of $11.7 million from $33.1 million at June 30, 2010 and a decrease of $4.0 million from $25.4 million at December 31, 2009.  Performing loans delinquent 30 to 59 days totaled $64.3 million at September 30, 2010, an increase of $8.2 million from $56.1 million at June 30, 2010 and a decrease of $8.0 million from $72.3 million at December 31, 2009. The majority of non-performing loans are collateralized by residential income producing properties in the New York City metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans during the year.  We review the property values of impaired loans quarterly and charge-off amounts in excess of 90% of the value of the loan’s collateral. Net loan charge-offs during the three months ended September 30, 2010 were 43 basis points of average loans, which continue to be below the industry average. The $15.0 million provision for loan losses recorded during the nine months ended September 30, 2010 increased our allowance to 84 basis points of total loans.  As of September 30, 2010, the current loan-to-value ratio on our impaired mortgage loans was 62%. We recorded net charge-offs for impaired loans of $3.5 million and $0.8 million during the three months ended September 30, 2010 and 2009, respectively and net charge-offs for impaired loans of $7.9 million and $7.0 million during the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010 mortgage-backed securities increased $55.5 million, or 8.6%, to $703.9 million from $648.4 million at December 31, 2009. The increase in mortgage-backed securities during the nine months ended September 30, 2010 was primarily due to purchases of $180.0 million and an increase in the fair value of mortgage-backed securities totaling $21.4 million.  These increases were partially offset by principal repayments of mortgage-backed securities of $135.7 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, other securities decreased $0.4 million, or 1.1%, to $35.0 million from $35.4 million at December 31, 2009. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the nine months ended September 30, 2010, there were $37.4 million in purchases and $33.8 million in calls of government agency securities.

Total liabilities were $3,853.2 million at September 30, 2010, an increase of $70.1 million, or 1.9%, from $3,783.1 million at December 31, 2009. During the nine months ended September 30, 2010, due to depositors increased $236.7 million, or 8.9%, to $2,903.0 million, as a result of increases of $206.0 million in core deposits and of $30.7 million in certificates of deposit. Borrowed funds decreased $174.2 million as the increase in deposits allowed us to reduce our borrowed funds.

Total stockholders’ equity increased $33.3 million, or 9.3%, to $393.5 million at September 30, 2010 from $360.1 million at December 31, 2009. The increase is primarily due to net income of $30.3 million and an increase in other comprehensive income of $11.6 million for the nine months ended September 30, 2010. The increase in other comprehensive income was primarily attributed to an increase in the fair value of securities held in the available for sale portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $11.7 million.  Book value per common share was $12.60 at September 30, 2010 compared to $11.57 at December 31, 2009. Tangible book value per common share was $12.07 at September 30, 2010 compared to $11.03 at December 31, 2009.

Net income for the three months ended September 30, 2010 was $14.6 million, an increase of $6.5 million, or 80.4%, from $8.1 million for the three months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $30.3 million, an increase of $10.7 million, or 54.7%, from $19.6 million for the nine months ended September 30, 2009. Each of the three and nine month periods ended September 30, 2010, included a net tax benefit of $5.5 million, or $0.18 per common diluted share, due to a legislative change in the New York State and City tax bad debt deduction. Excluding this tax benefit, our strong operating performance for the three and nine months ended September 30, 2010 was primarily driven by an increase in net interest income of $6.8 million and $18.8 million, respectively, from the comparable prior year periods. The net interest margin for the three and nine months ended September 30, 2010 improved 56 basis points and 54 basis points, respectively, from the comparable prior year periods.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The increase in the net interest margin was primarily due to a reduction of 71 basis points and 72 basis points in the cost of interest-bearing liabilities for the three and nine months ended September 30, 2010, respectively, from the comparable prior year periods.   The decrease in the cost of interest-bearing liabilities is primarily attributable to reductions in the rates paid on deposits combined with a shift in deposit concentrations, as we focused on increasing the balance of core deposits, while at the same time reducing wholesale borrowings and certificate of deposits balances.

We recorded a provision for loan losses of $15.0 million during the nine months ended September 30, 2010, which was a $0.5 million increase from the $14.5 million provision recorded during the nine months ended September 30, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

In September 2010, the New York State legislature passed a significant change to New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the long-standing "percentage of taxable income" as a method for determining bad debt deductions. The change in the tax law also eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank reversed approximately $5.5 million of net tax liabilities through income, during the three months ended September 30, 2010.

The Savings Bank continues to be well-capitalized under regulatory requirements at September 30, 2010, with core and risk-weighted capital ratios of 9.26% and 14.22%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

General.  Net income for the three months ended September 30, 2010 was $14.6 million, an increase of $6.5 million or 80.4%, as compared to $8.1 million for the three months ended September 30, 2009. Diluted earnings per common share were $0.48 for the three months ended September 30, 2010, an increase of $0.15, or 45.5%, from $0.33 for the three months ended September 30, 2009. The three months ended September 30, 2010 included a net tax benefit of $5.5 million, or $0.18 per common diluted share, due to a legislative change in the New York State and City tax bad debt deduction. The percentage increase in diluted earnings per common share was less than the percentage increase in net income due to the net effect of a 41.1% increase in average common shares used in the computation of diluted earnings per common share and the redemption of preferred stock in October 2009. These additional shares were issued in the common stock offering completed in September 2009.

Return on average equity was 15.4% for the three months ended September 30, 2010 compared to 10.1% for the three months ended September 30, 2009. Return on average assets was 1.4% for the three months ended September 30, 2010 compared to 0.8% for the three months ended September 30, 2009.

Interest Income.  Total interest and dividend income increased $1.0 million, or 1.8%, to $58.3 million for the three months ended September 30, 2010 from $57.2 million for the three months ended September 30, 2009. The increase in interest income is attributed to a $147.0 million increase in the average balance of interest-earning assets to $4,029.0 million for the three months ended September 30, 2010 from $3,882.0 million for the comparable prior year period.  The increased average balance was partially offset by a 12 basis point decline in the yield of interest-earning assets to 5.78% for the three months ended September 30, 2010 from 5.90% for the comparable prior year period. The 12 basis point decline in the yield of interest-earning assets was primarily due to a seven basis point reduction in the yield of the loan portfolio to 6.15% for the quarter ended September 30, 2010 from 6.22% for the quarter ended September 30, 2009, combined with a 37 basis point decline in total securities to 4.41% for the quarter

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ended September 30, 2010 from 4.78% for the comparable period in 2009. The seven basis point decrease in the loan portfolio was primarily due to a decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income. The 37 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio declined five basis points to 6.22% for the three months ended September 30, 2010 from 6.27% for the three months ended September 30, 2009.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined nine basis points to 6.15% for the three months ended September 30, 2010 from 6.24% for the three months ended September 30, 2009. The decline in the yield of interest-earning assets was partially offset by an increase of $137.3 million in the average balance of the loan portfolio to $3,257.8 million for the three months ended September 30, 2010.

Interest Expense.  Interest expense decreased $5.7 million, or 20.4%, to $22.4 million for the three months ended September 30, 2010 from $28.2 million for the three months ended September 30, 2009. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 71 basis points to 2.39% for the three months ended September 30, 2010 from 3.10% for the comparable prior year period. This decrease was partially offset with a $113.6 million increase in the average balance of interest-bearing liabilities to $3,748.8 million for the three months ended September 30, 2010 from $3,635.2 million for the comparable prior year period.  The 71 basis point decrease in the cost of interest-bearing liabilities is primarily attributable to the Banks’ reducing the rates it pays on its deposit products and the Banks’ focus on increasing lower costing core deposits. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 58 basis points, 50 basis points, 42 basis points and 50 basis points respectively, for the quarter ended September 30, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of due to depositors of 67 basis points to 1.83% for the quarter ended September 30, 2010 from 2.50% for the quarter ended September 30, 2009. The cost of borrowed funds also decreased 20 basis points to 4.46% for the quarter ended September 30, 2010 from 4.66% for the quarter ended September 30, 2009. The combined average balances of lower-costing core deposits increased a total of $385.0 million for the quarter ended September 30, 2010 compared to the same period in 2009, while the average balance of higher-costing certificates of deposits decreased $46.5 million for the quarter ended September 30, 2010 compared to the comparable period in 2009.  The average balance of borrowed funds declined $226.8 million to $815.2 million for the quarter ended September 30, 2010 from $1,042.0 million for the quarter ended September 30, 2009, as the increase in deposits allowed us to decrease borrowed funds.

Net Interest Income.  For the three months ended September 30, 2010, net interest income was a record $35.9 million, an increase of $6.8 million, or 23.4%, from $29.1 million for the three months ended September 30, 2009. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $147.0 million, to $4,029.0 million for the quarter ended September 30, 2010, combined with an increase in the net interest spread of 59 basis points to 3.39% for the quarter ended September 30, 2010 from 2.80% for the quarter ended September 30, 2009. The yield on interest-earning assets decreased 12 basis points to 5.78% for the three months ended September 30, 2010 from 5.90% in the three months ended September 30, 2009. However, this was more than offset by a decline in the cost of funds of 71 basis points to 2.39% for the three months ended September 30, 2010 from 3.10% for the comparable prior year period. The net interest margin improved 56 basis points to 3.56% for the three months ended September 30, 2010 from 3.00% for the three months ended September 30, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.51% and 2.97% for the three month periods ended September 30, 2010 and 2009, respectively.

Provision for Loan Losses. A provision for loan losses of $5.0 million was recorded for the quarter ended September 30, 2010, which was the same as recorded in the quarter ended September 30, 2009. During the three months ended September 30, 2010 non-performing loans increased $8.0 million to $119.4 million from $111.3 million at June 30, 2010. Net charge-offs for the quarter ended September 30, 2010 totaled $3.5 million.  Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York metropolitan market. The Savings Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the level of non-performing loans, the current economic uncertainties, and the level of charge-offs, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for loan losses in the third quarter of 2010. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income.  Non-interest income for the three months ended September 30, 2010 was $1.9 million, a decrease of $2.6 million from $4.6 million for the three months ended September 30, 2009.  The decrease in non-interest income was primarily due a decrease of $1.0 million in net gains from the sale of securities combined with a $1.0 million decrease from the comparable prior year period in income recorded from fair value adjustments. The three months ended September 30, 2010 also includes OTTI charges of $0.6 million for three private issue CMOs.

Non-Interest Expense.  Non-interest expense for the three months ended September 30, 2010 was $17.7 million, an increase of $2.3 million from $15.3 million for the three months ended September 30, 2009. Employee salary and benefits increased $1.6 million, which is primarily attributed to the growth of the Company. Professional services and other operating expense increased $0.3 million and $0.2 million, respectively from the comparable prior year period due primarily to the growth of the Company.  The efficiency ratio was 46.0% and 48.5% for the three months ended, September 30, 2010 and 2009, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $1.9 million, or 14.0%, to $15.2 million for the three months ended September 30, 2010 from $13.3 million for the three months ended September 30, 2009 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $4.7 million to $0.5 million for the three months ended September 30, 2010 as compared to $5.2 million for the three months ended September 30, 2009. This decrease is due to the New York State legislature passing a significant change to New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the long-standing "percentage of taxable income" as a method for determining bad debt deductions. The change in the tax law also eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank has reversed approximately $5.5 million of net tax liabilities through income during the three months ended September 30, 2010.

Excluding this net income tax recapture, income tax expense would have increased $0.8 million for the three months ended September 30, 2010 from that reported for the three months ended September 30, 2009. This increase was primarily due to increased pre-tax income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

The effective tax rate was 3.5% and 39.0% for the three months ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate was due to the net income tax recapture as a result of the legislation passed by the New York State legislature. Excluding this recapture, the effective tax rate for the three months ended September 30, 2010 would have been 39.7%.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

General.  Net income for the nine months ended September 30, 2010 was $30.3 million, an increase of $10.7 million or 54.7%, as compared to $19.6 million for the nine months ended September 30, 2009. Diluted earnings per common share were $1.00 for the nine months ended September 30, 2010, an increase of $0.20, or 25.0%, from $0.80 in the nine months ended September 30, 2009. The nine months ended September 30, 2010 included a net tax benefit of $5.5 million, or $0.18 per common diluted share, due to a legislative change in the New York State and City tax bad debt deduction. The percentage increase in diluted earnings per common share was less than the percentage increase in net income due to the net effect of a 44.9% increase in average common shares used in the computation of diluted earnings per common share and the redemption of preferred stock in October 2009. These additional shares were issued in the common stock offering completed in September 2009.

Return on average equity was 10.9% for the nine months ended September 30, 2010 compared to 8.4% for the nine months ended September 30, 2009. Return on average assets was 1.0% for the nine months ended September 30, 2010 compared to 0.6% for the nine months ended September 30, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.  Total interest and dividend income increased $0.4 million, or 0.2%, to $173.0 million for the nine months ended September 30, 2010 from $172.6 million for the nine months ended September 30, 2009. The increase in interest income is attributed to a $119.4 million increase in the average balance of interest-earning assets to $3,986.6 million for the nine months ended September 30, 2010 from $3,867.2 million for the comparable prior year period.  The increased average balance was partially offset by a 19 basis point decline in the yield of interest-earning assets to 5.79% for the nine months ended September 30, 2010 from 5.95% for the comparable prior year period. The decline in the yield of interest-earning assets was primarily due to a 19 basis point reduction in the yield of the loan portfolio to 6.13% for the nine months ended September 30, 2010 from 6.32% for the nine months ended September 30, 2009, combined with a 35 basis point decline in total securities to 4.48% for the quarter ended September 30, 2010 from 4.83% for the comparable period in 2009.  The 19 basis point decrease in the loan portfolio was primarily due to a decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income. The 35 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio declined 19 basis points to 6.19% for the nine months ended September 30, 2010 from 6.38% for the nine months ended September 30, 2009.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 19 basis points to 6.14% for the nine months ended September 30, 2010 from 6.33% for the nine months ended September 30, 2009. The decline in the yield of interest-earning assets was partially offset by an increase of $181.7 million in the average balance of the loan portfolio to $3,234.9 million for the nine months ended September 30, 2010 and a $62.3 million decline in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the nine months ended September 30, 2010, which both have a lower yield than the yield of total interest-earning assets.

Interest Expense.  Interest expense decreased $18.3 million, or 20.7%, to $70.2 million for the nine months ended September 30, 2010 from $88.5 million for the nine months ended September 30, 2009. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 72 basis points to 2.52% for the nine months ended September 30, 2010 from 3.24% for the comparable prior year period. This decrease was partially offset with a $79.0 million increase in the average balance of interest-bearing liabilities to $3,718.6 million for the nine months ended September 30, 2010 from $3,639.6 million for the comparable prior year period.  The decrease in the cost of interest-bearing liabilities is primarily attributable to the Banks’ reducing the rates it pays on its deposit products and the Banks’ focus on increasing lower costing core deposits. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 59 basis points, 71 basis points, 56 basis points and 49 basis points respectively, for the nine months ended September 30, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of due to depositors of 76 basis points to 1.95% for the nine months ended September 30, 2010 from 2.71% for the nine months ended September 30, 2009. The cost of borrowed funds also decreased 24 basis points to 4.39% for the nine months ended September 30, 2010 from 4.63% for the nine months ended September 30, 2009. The combined average balances of lower-costing core deposits increased a total of $371.3 million for the nine months ended September 30, 2010 compared to the same period in 2009, while the average balance of higher-costing certificates of deposits decreased $134.8 million for the nine months ended September 30, 2010 from the comparable prior year period. The average balance of borrowed funds declined $160.4 million to $897.5 million for the nine months ended September 30, 2010 from $1,057.9 million for the nine months ended September 30, 2009, as the increase in deposits allowed us to decrease borrowed funds.

Net Interest Income For the nine months ended September 30, 2010, net interest income was $102.8 million, an increase of $18.8 million, or 22.3%, from $84.0 million for the nine months ended September 30, 2009. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $119.4 million, to $3,986.6 million for the nine months ended September 30, 2010, combined with an increase in the net interest spread of 56 basis points to 3.27% for the nine months ended September 30, 2010.  The yield on interest-earning assets decreased 16 basis points to 5.79% for the nine months ended September 30, 2010 from 5.95% for the nine months ended September 30, 2009. However, this was more than offset by a decline in the cost of funds of 72 basis points to 2.52% for the nine months ended September 30, 2010 from 3.24% for the comparable prior year period. The net interest margin improved 54 basis points to 3.44% for the nine months ended September 30, 2010 from 2.90% for the nine months ended September 30, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.40% and 2.86% for the nine month periods ended September 30, 2010 and 2009, respectively.

Provision for Loan Losses.  A provision for loan losses of $15.0 million was recorded for the nine months ended

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2010, which was an increase of $0.5 million from $14.5 million recorded for the nine months ended September 30, 2009. During the nine months ended September 30, 2010 non-performing loans increased $33.5 million to $119.4 million from $85.9 million at December 31, 2009. Net charge-offs for the nine months ended September 30, 2010 totaled $7.9 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York metropolitan market. The Savings Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the level of non-performing loans, the current economic uncertainties, and the level of charge-offs, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $15.0 million provision for loan losses in the nine months ended September 30, 2010. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income decreased $5.4 million, or 46.2%, for the nine months ended September 30, 2010 to $6.2 million, as compared to $11.6 million for the nine months ended September 30, 2009.  The decrease in non-interest income was primarily due a loss of $0.2 million attributed to changes in fair value adjustments for the nine months ended September 30, 2010 compared to a gain of $4.0 million recorded for the nine months ended September 30, 2009. The nine months ended September 30, 2010 also reflect a decrease of $1.0 million in net gains from the sale of securities compared to the nine months ended September 30, 2009. The nine months ended September 30, 2010 includes OTTI charges of $1.5 million for a pooled trust preferred security and three private issue CMOs, while the nine months ended September 30, 2009 included an OTTI charge of $1.1 million for one private issue CMO.

Non-Interest Expense.  Non-interest expense for the nine months ended September 30, 2010 was $53.2 million, an increase of $4.2 million, or 8.5%, from $49.0 million for the nine months ended September 30, 2009. Employee salary and benefits increased $4.1 million, which is primarily attributed to the growth of the Company. Both professional services and other operating expense increased $0.6 million and $0.7 million, respectively, from the comparable prior year period due primarily to the growth of the Company. FDIC insurance decreased $1.7 million from the comparable prior year period, primarily due to a $2.0 million special assessment  levied by the FDIC during the nine months ended September 30, 2009 to partially replenish the deposit insurance fund. The efficiency ratio was 48.0% and 53.4% for the nine months ended, September 30, 2010 and 2009, respectively.

Income before Income Taxes.  Income before the provision for income taxes increased $8.7 million, or 27.3%, to $40.8 million for the nine months ended September 30, 2010 from $32.1 million for the nine months ended September 30, 2009 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $2.0 million, to $10.6 million, for the nine months ended September 30, 2010 as compared to $12.5 million for the nine months ended September 30, 2009. This decrease is due to the New York State legislature passing a significant change to New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the long-standing "percentage of taxable income" as a method for determining bad debt deductions. The change in the tax law also eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank has reversed approximately $5.5 million of net tax liabilities through income during the nine months ended September 30, 2010.

Excluding this net income tax recapture, income tax expense would have increased $3.5 million for the nine months ended September 30, 2010 from that reported for the nine months ended September 30, 2009. This increase was primarily due to increased pre-tax income for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The effective tax rate was 25.9% and 39.0% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate was due to the net income tax recapture as a result of the legislation passed by the New York State legislature. Excluding this recapture, the effective tax rate for the nine months ended September 30, 2010 would have been 39.3%.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION

Assets.  At September 30, 2010, total assets were $4,246.7 million, an increase of $103.5 million, or 2.5%, from $4,143.2 million at December 31, 2009. Total loans, net increased $57.1 million, or 1.8%, during the nine months ended September 30, 2010 to $3,257.3 million from $3,200.2 million at December 31, 2009. Loan originations and purchases were $320.6 million for the nine months ended September 30, 2010, a decrease of $68.3 million from $388.9 million for the nine months ended September 30, 2009, as loan demand has declined due to the current economic environment and we tightened our underwriting standards during 2009. At September 30, 2010, loan applications in process totaled $121.6 million, compared to $183.6 million at September 30, 2009 and $158.4 million at December 31, 2009.

The following table shows loan originations and purchases for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Multi-family residential	$38,631	$73,495	$127,406	$166,026
Commercial real estate(1)	6,015	3,685	33,367	29,823
One-to-four family – mixed-use property	7,657	11,694	22,459	25,467
One-to-four family – residential	8,379	17,749	29,293	39,978
Co-operative apartments	-	-	407	-
Construction	2,231	5,404	6,211	15,420
Small Business Administration	1,378	702	3,831	1,983
Taxi Medallion(2)(3)	4,075	4,256	52,852	42,418
Commercial business and other loans	11,344	27,317	44,749	67,773
Total	$79,710	$144,302	$320,575	$388,888

(1)	Includes purchases of $2.9 million for the nine months ended September 30, 2009.
(2)	Includes purchases of $0.7 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively.
(3)	Includes purchases of $7.7 million and $29.7 million for the nine months ended September 30, 2010 and 2009, respectively.

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. Non-accrual loans and charge-offs for impaired loans have increased, primarily due to the current economic environment. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. In addition, the Savings Bank has restructured certain problem loans by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Savings Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified as “troubled debt restructured.”

The Savings Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Savings Bank’s non-performing assets were $125.0 million at September 30, 2010, an increase of $5.9 million from $119.1 million at June 30, 2010 and an increase of $31.7 million from $93.3 million at December 31, 2009. Total non-performing assets as a percentage of total assets were 2.94% at September 30, 2010 as compared to 2.80% at June 30, 2010 and 2.25% at December 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 23% at September 30, 2010 and June 30, 2010 and 24% at December 31, 2009. See –“NON-PERFORMING ASSETS.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

During the nine months ended September 30, 2010 mortgage-backed securities increased $55.5 million, or 8.6%, to $703.9 million from $648.4 million at December 31, 2009. The increase in mortgage-backed securities during the nine months ended September 30, 2010 was primarily due to purchases of $180.0 million and an increase in the fair value of mortgage-backed securities totaling $21.4 million.  These increases were partially offset by principal repayments of mortgage-backed securities of $135.7 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, other securities decreased $0.4 million, or 1.1%, to $35.0 million from $35.4 million at December 31, 2009. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the nine months ended September 30, 2010, there were $37.4 million in purchases and $33.8 million in calls of government agency securities.

Liabilities.  Total liabilities were $3,853.2 million at September 30, 2010, an increase of $70.1 million, or 1.9%, from $3,783.1 million at December 31, 2009. During the nine months ended September 30, 2010, due to depositors increased $236.7 million, or 8.9%, to $2,903.0 million, as a result of increases of $206.0 million in core deposits and of $30.7 million in certificates of deposit. Borrowed funds decreased $174.2 million as the increase in deposits allowed us to reduce our borrowed funds.

Equity. Total stockholders’ equity increased $33.3 million, or 9.3%, to $393.5 million at September 30, 2010 from $360.1 million at December 31, 2009. The increase is primarily due to net income of $30.3 million and an increase in other comprehensive income of $11.6 million for the nine months ended September 30, 2010. The increase in other comprehensive income was primarily attributed to an increase in the fair value of securities held in the available for sale portfolio. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $11.7 million.  Book value per common share was $12.60 at September 30, 2010 compared to $11.57 at December 31, 2009. Tangible book value per common share was $12.07 at September 30, 2010 compared to $11.03 at December 31, 2009.

The Company did not repurchase any shares during the nine months ended September 30, 2010 under its current stock repurchase program. At September 30, 2010, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow.  During the nine months ended September 30, 2010, funds provided by the Company's operating activities amounted to $40.6 million. These funds, together with $60.6 million provided by financing activities and $28.4 million in cash available at the beginning of the year, were utilized to fund net investing activities of $103.1 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the nine months ended September 30, 2010, the net total of loan originations and purchases less loan repayments and sales was $73.0 million. During the nine months ended September 30, 2010, the Company also funded $217.6 million in purchases of securities available for sale.  Funds were primarily provided by increases of $235.9 million in customer deposits and $181.6 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  The Company also used funds of $169.6 million to reduce borrowings and $11.8 million for dividend payments during the nine months ended September 30, 2010.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2010.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At September 30, 2010, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2010:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-3.94%	3.98%	11.10%
-100 Basis points	-2.42	2.21	10.94
Base interest rate	0.00	0.00	10.79
+100 Basis points	-2.14	-8.41	10.07
+200 Basis points	-5.90	-21.15	8.89

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the three months ended September 30, 2010 and 2009, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2010				2009
	Average Balance	Interest	Yield/Cost		Average Balance	Interest	Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,965,095	$46,075	6.22%		$2,888,057	$45,279	6.27%
Other loans, net (1)	292,726	4,021	5.49		232,492	3,239	5.57
Total loans, net	3,257,821	50,096	6.15		3,120,549	48,518	6.22
Mortgage-backed securities	693,652	7,783	4.49		680,740	8,160	4.79
Other securities	46,026	379	3.29		46,038	531	4.61
Total securities	739,678	8,162	4.41		726,778	8,691	4.78
Interest-earning deposits and federal funds sold	31,513	11	0.14		34,654	14	0.16
Total interest-earning assets	4,029,012	58,269	5.78		3,881,981	57,223	5.90
Other assets	214,416				185,848
Total assets	$4,243,428				$4,067,829

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$411,546	853	0.83		$443,928	1,386	1.25
NOW accounts	746,183	1,955	1.05		380,265	1,470	1.55
Money market accounts	392,715	947	0.96		341,258	1,247	1.46
Certificate of deposit accounts	1,348,782	9,543	2.83		1,395,327	11,904	3.41
Total due to depositors	2,899,226	13,298	1.83		2,560,778	16,007	2.50
Mortgagors' escrow accounts	34,360	15	0.17		32,454	17	0.21
Total deposits	2,933,586	13,313	1.82		2,593,232	16,024	2.47
Borrowed funds	815,228	9,095	4.46		1,041,987	12,127	4.66
Total interest-bearing liabilities	3,748,814	22,408	2.39		3,635,219	28,151	3.10
Non interest-bearing deposits	88,055				81,803
Other liabilities	26,348				28,509
Total liabilities	3,863,217				3,745,531
Equity	380,211				322,298
Total liabilities and equity	$4,243,428				$4,067,829

Net interest income / net interest rate spread		$35,861	3.39%			$29,072	2.80%

Net interest-earning assets / net interest margin	$280,198		3.56%		$246,762		3.00%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.07	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million and $0.2 million for the three months ended September30, 2010 and 2009, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES (continued)

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s consolidated statements of financial condition and consolidated statements of operations for the nine months ended September 30, 2010 and 2009, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2010				2009
	Average Balance	Interest	Yield/Cost		Average Balance	Interest	Yield/Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,955,810	$137,250	6.19%		$2,843,010	$136,058	6.38%
Other loans, net (1)	279,138	11,523	5.50		210,234	8,687	5.51
Total loans, net	3,234,948	148,773	6.13		3,053,244	144,745	6.32
Mortgage-backed securities	661,627	22,733	4.58		705,995	25,744	4.86
Other securities	58,419	1,477	3.37		60,177	2,034	4.51
Total securities	720,046	24,210	4.48		766,172	27,778	4.83
Interest-earning deposits and federal funds sold	31,566	33	0.14		47,748	71	0.20
Total interest-earning assets	3,986,560	173,016	5.79		3,867,164	172,594	5.95
Other assets	215,912				183,866
Total assets	$4,202,472				$4,051,030

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$417,528	2,643	0.84		$418,022	4,396	1.40
NOW accounts	649,022	5,640	1.16		356,241	4,407	1.65
Money market accounts	399,535	2,905	0.97		320,571	4,046	1.68
Certificate of deposit accounts	1,316,394	29,408	2.98		1,451,215	38,880	3.57
Total due to depositors	2,782,479	40,596	1.95		2,546,049	51,729	2.71
Mortgagors' escrow accounts	38,546	43	0.15		35,642	51	0.19
Total deposits	2,821,025	40,639	1.92		2,581,691	51,780	2.67
Borrowed funds	897,529	29,571	4.39		1,057,891	36,765	4.63
Total interest-bearing liabilities	3,718,554	70,210	2.52		3,639,582	88,545	3.24
Non interest-bearing deposits	86,300				73,486
Other liabilities	26,880				27,352
Total liabilities	3,831,734				3,740,420
Equity	370,738				310,610
Total liabilities and equity	$4,202,472				$4,051,030

Net interest income / net interest rate spread		$102,806	3.27%			$84,049	2.71%

Net interest-earning assets / net interest margin	$268,006		3.44%		$227,582		2.90%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.06	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.9 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	For the nine months ended September 30,
(In thousands)	2010	2009

Mortgage Loans

At beginning of period	$2,943,213	$2,786,670

Mortgage loans originated:
Multi-family residential	127,406	166,026
Commercial real estate	33,367	26,906
One-to-four family – mixed-use property	22,459	25,467
One-to-four family – residential	29,293	39,978
Co-operative apartments	407	-
Construction	6,211	15,420
Total mortgage loans originated	219,143	273,797

Mortgage loans purchased:
Commercial real estate	-	2,917

Total acquired loans	-	2,917

Less:
Principal and other reductions	180,970	139,447
Sales	6,493	3,046
At end of period	$2,974,893	$2,920,891

Commercial Business and Other Loans

At beginning of period	$260,160	$167,899

Other loans originated:
Small business administration	3,831	1,983
Taxi Medallion	45,154	12,763
Commercial business	40,525	64,758
Other	4,224	3,015
Total other loans originated	93,734	82,519

Other loans purchased:
Taxi Medallion	7,698	29,655
Total other loans purchased	7,698	29,655

Less:
Principal and other reductions	68,574	39,918
At end of period	$293,018	$240,155

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

NON-PERFORMING ASSETS AND OTHER DELINQUENT LOANS

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include making concessions to the borrower that the Savings Bank would not make in the normal course of business, such as reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Savings Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. The Savings Bank classifies these loans as “troubled debt restructured,” and also classifies these loans as non-performing loans.  The Savings Bank had $13.9 million and $2.5 million in loans classified as troubled debt restructured at September 30, 2010 and December 31, 2009, respectively.

The Savings Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Savings Bank’s non-performing assets were $125.0 million at September 30, 2010, an increase of $5.9 million from $119.1 million at June 30, 2010 and an increase of $31.7 million from $93.3 million at December 31, 2009. Total non-performing assets as a percentage of total assets were 2.94% at September 30, 2010 as compared to 2.80% at June 30, 2010 and 2.25% at December 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 23% at September 30, 2010 and June 30, 2010 and 24% at December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	September 30, 2010	June 30, 2010	December 31, 2009
Loans 90 days or more past due and still accruing:
Multi-family residential	$392	$279	$-
Commercial real estate	2,570	-	471
One-to-four family - residential	-	-	2,784
Commercial business and other	6	-	-
Total	2,968	279	3,255

Troubled debt restructured:
Multi-family residential	11,246	4,007	478
Commercial real estate	2,453	-	1,441
One-to-four family - mixed-use property	207	208	575
Total	13,906	4,215	2,494

Non-accrual loans:
Multi-family residential	33,830	33,847	27,483
Commercial real estate	23,066	19,041	18,153
One-to-four family - mixed-use property	27,834	27,080	23,422
One-to-four family - residential	9,710	9,429	4,959
Co-operative apartments	-	-	78
Construction loans	3,730	13,530	1,639
Small business administration	1,258	1,145	1,232
Commercial business and other	3,091	2,778	3,151
Total	102,519	106,850	80,117
Total non-performing loans	119,393	111,344	85,866

Other non-performing assets:
Real estate acquired through foreclosure	1,090	3,004	2,262
Investment securities	4,525	4,728	5,134
Total	5,615	7,732	7,396
Total non-performing assets	$125,008	$119,076	$93,262

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	September 30, 2010		December 31, 2009
	60 – 89 days	30 – 59 days	60 – 89 days	30 – 59 days
	(In thousands)

Multi-family residential	$7,861	$25,718	$8,958	$28,054
Commercial real estate	3,990	5,394	5,788	8,003
One-to-four family - mixed-use property	6,970	22,661	9,032	22,741
One-to-four family - residential	2,083	4,878	1,555	4,015
Co-operative apartments	-	-	-	-
Construction loans	-	1,735	-	7,619
Small Business Administration	85	1,272	10	262
Taxi medallion	-	-	-	-
Commercial business and other	371	2,623	21	1,633
Total delinquent loans	$21,360	$64,281	$25,364	$72,327

CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  We classify an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are classified as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are classified as Substandard, Doubtful or Loss. We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention. Our total classified assets were $333.7 million at September 30, 2010, an increase of $31.5 million from $302.2 million at June 30, 2010 and an increase of $93.5 million from $240.3 million at December 31, 2009.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ classified assets at September 30, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$23,541	$51,179	$-	$-	$74,720
Commercial real estate	12,846	29,928	-	-	42,774
One-to-four family - mixed-use property	18,945	31,644	-	-	50,589
One-to-four family - residential	3,869	9,745	-	-	13,614
Co-operative apartments	-	-	-	-	-
Construction loans	2,937	36,095	-	-	39,032
Small Business Administration	1,574	1,285	-	-	2,859
Commercial business and other	15,792	12,988	1,238	-	30,018
Total loans	79,504	172,864	1,238	-	253,606

Investment Securities: (1)
Pooled trust preferred securities	-	16,217	-	-	16,217
FHMLC preferred stock	-	15	-	-	15
Mutual funds	-	4,085	-	-	4,085
Private issue CMO	-	58,703	-	-	58,703
Total investment securities	-	79,020	-	-	79,020
Real Estate Owned	-	1,090	-	-	1,090
Total	$79,504	$252,974	$1,238	$-	$333,716

The following table sets forth the Banks’ classified assets at June 30, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$21,325	$39,601	$-	$-	$60,926
Commercial real estate	19,147	20,511	-	-	39,658
One-to-four family - mixed-use property	19,503	28,964	-	-	48,467
One-to-four family - residential	3,080	9,522	-	-	12,602
Co-operative apartments	-	-	-	-	-
Construction loans	17,898	17,937	-	-	35,835
Small Business Administration	602	1,171	-	-	1,773
Commercial business and other	13,787	2,099	1,238	-	17,124
Total loans	95,342	119,805	1,238	-	216,385

Investment Securities: (1)
Pooled trust preferred securities	-	15,887	-	-	15,887
FHMLC preferred stock	-	15	-	-	15
Mutual funds	-	4,257	-	-	4,257
Private issue CMO	-	62,637	-	-	62,637
Total investment securities	-	82,796	-	-	82,796
Real Estate Owned	-	3,004	-	-	3,004
Total	$95,342	$205,605	$1,238	$-	$302,185

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

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $68.0 million, $70.0 million and $66.3 million atSeptember 30, 2010, June 30, 2010 and December 31, 2009, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.6 million, $1.8 million and $2.0 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.  In addition, Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard at September 30, 2010 and June 30, 2010 with a combined market value of $0.7 million for both periods.

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

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balance of the mortgage loans are then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off against the allowance for loan losses. At September 30, 2010, the current loan-to-value ratio on our impaired loans was 62.0%.

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 22 investment securities that are held at the Savings Bank as Substandard at September 30, 2010. Our classified investment securities at September 30, 2010 held by the Savings Bank include 16 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of trust preferred securities, one mutual fund, one private issue trust preferred security and our holding of FHLMC preferred stock. The Investment Securities which are classified as Substandard at September 30, 2010 are securities that were triple A rated when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through September 30, 2010, these securities,

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

with the exception of the FHLMC stock, two of the pooled trust preferred securities and three private issue CMO’s, continued to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment.  During the nine months ended September 30, 2010, we recorded an OTTI charge of $1.0 million on a pooled trust preferred security and of $0.6 million on three private issue CMOs.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and regional economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on their collateral and the estimated time to recover our investment in the loan, and the estimate of the recovery anticipated. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. Specific reserves are allocated to impaired loans based on this review. Specific reserves allocated to impaired loans were $13.1 million and $9.6 million at September 30, 2010 and December 31, 2009, respectively. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis the property values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balance of the impaired mortgage loans is then compared to the properties updated estimated value and any balance over 90% of the loans updated estimated value is charged-off.  Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and regional economic conditions. We incurred total net charge-offs of $3.5 million and $0.8 million during the three months ended September 30, 2010 and 2009, respectively. We incurred total net charge-offs of $7.9 million and $7.0 million during the nine months ended September 30, 2010 and 2009, respectively.  The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an increase in our non-performing loans, which totaled $119.4 million at September 30, 2010 and $85.9 million at December 31, 2009. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At September 30, 2010, the average outstanding principal balance of our impaired mortgage loans was less than 62% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $15.0 million was recorded for the nine months ended September 30, 2010 compared to $14.5 million recorded in the comparable prior year period.  Management has concluded, and the Board of Directors has concurred, that at September 30, 2010, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2010	2009

Balance at beginning of period	$20,324	$11,028

Provision for loan losses	15,000	14,500

Loans charged-off:
Multi-family residential	(4,069)	(1,745)
Commercial real estate	(1,180)	(116)
One-to-four family – mixed-use property	(1,661)	(864)
One-to-four family – residential	(115)	(56)
Construction	(862)	(407)
Small Business Administration	(516)	(855)
Commercial business and other loans	(448)	(2,963)
Total loans charged-off	(8,851)	(7,006)

Recoveries:
Multi-family residential	27	1
Commercial real estate	42	-
One-to-four family – mixed-use property	78
Small Business Administration	171	40
Commercial business and other loans	611	15
Total recoveries	929	56
Net charge-offs	(7,922)	(6,950)
Balance at end of period	$27,402	$18,578

Ratio of net charge-offs during the period to average loans outstanding during the period	0.33%	0.30%
Ratio of allowance for loan losses to gross loans at end of period	0.84%	0.59%
Ratio of allowance for loan losses to non-performing assets at end of period	21.92%	22.44%
Ratio of allowance for loan losses to non-performing loans at end of period	22.95%	22.82%

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

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Ability to Obtain Brokered Certificates of Deposit as an Additional Funding Source Could be Limited

We utilize brokered certificates of deposit as an additional funding source. The Savings Bank had $459.1 million, or 15.8% of total deposits, and $430.8 million, or 16.0% of total deposits, in brokered deposit accounts at September 30, 2010 and December 31, 2009, respectively.  We have obtained brokered certificates of deposit primarily when the interest rate on these deposits is below the prevailing interest rate in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates. Brokered certificates of deposit provide a large deposit for us at a lower operating cost since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits. We also utilize brokers to obtain money market account deposits. These accounts are similar to brokered certificate of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

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

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Savings Bank mitigates this risk by obtaining brokered certificates of deposit with various maturities ranging up to five years, and attempts to avoid having a significant amount maturing in any one year.

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At September 30, 2010, our gross loan portfolio was $3,267.9 million, of which 91% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,230.7 million), commercial real estate ($677.3 million) and one-to-four family mixed-use property ($731.1 million), which combined represent 81% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed use property, and commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, whose market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, from time-to-time, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  At September 30, 2010, we had $24.5 million outstanding of one-to-four family – residential properties originated to individuals based on stated income and verifiable assets, and $60.2 million advanced on home equity lines of credit for which we did not verify the borrowers income. The outstanding balance of loans for which we did not verify the borrower’s income was $84.7 million, or 2.7% of gross loans at September 30, 2010. In addition, at September 30, 2010 we had $27.2 million in open lines of credit on home equity lines of credit for which we did not verify the borrower’s income. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any sub prime loans.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.  The national and our regional economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market has continued in 2010, although the downturn has slowed. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Banks’ to meet their financial obligations.  While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses. This increase in delinquent loans primarily consists of mortgage loans collateralized by residential income producing properties that

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

are located in the New York City metropolitan market. Given New York City’s low vacancy rates, the properties have retained their value and have provided us with low loss content in our non-performing loans. We cannot predict the effect of these economic conditions on our financial condition or operating results.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2010	-	$-	-	362,050
August 1 to August 31, 2010	-	-	-	362,050
September 1 to September 30, 2010	-	-	-	362,050
Total	-	$-	-

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

Flushing Financial Corporation,

Dated: November 9, 2010	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 9, 2010	By: /s/David W. Fry
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