Form 10-K
period 2010-12-31
FLUSHING FINANCIAL CORP
filed 2011-03-16
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 001-33013

FLUSHING FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-3209278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1979 Marcus Avenue, Suite E140, Lake Success, New York 11042
(Address of principal executive offices)

(718) 961-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock $0.01 par value (and associated Preferred Stock Purchase Rights)	NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.   ☐ Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes  ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒   No

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $363,899,000.  This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $12.23.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2011 was 31,332,442 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2011 are incorporated herein by reference in Part III.

\

i

REGULATION
General	36
Holding Company Regulation	36
Investment Powers	37
Real Estate Lending Standards	37
Loans-to-One Borrower Limits	38
Insurance of Accounts	38
Qualified Thrift Lender Test	40
Transactions with Affiliates	40
Restrictions on Dividends and Capital Distributions	41
Federal Home Loan Bank System	41
Assessments	41
Branching	41
Community Reinvestment	41
Brokered Deposits	42
Capital Requirements	42
General	42
Tangible Capital Requirement	42
Leverage and Core Capital Requirement	42
Risk-Based Requirement	42
Federal Reserve System	43
Financial Reporting	43
Standards for Safety and Soundness	43
Gramm-Leach-Bliley Act	44
USA Patriot Act	44
Prompt Corrective Action	44
Emergency Economic Stabilization Act of 2008	45
The American Recovery and Reinvestment Act of 2009	47
Helping Families Save Their Homes Act	47
Dodd-Frank Wall Street Reform and Consumer Protection Act	48
Federal Securities Laws	48
Available Information	49
Item 1A. Risk Factors	49
Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	49
Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	49
Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited	50
The Markets in Which We Operate Are Highly Competitive	51
Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	51
Changes in Laws and Regulations Could Adversely Affect Our Business	52
Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	52
Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer	53
We May Not Be Able to Successfully Implement Our Commercial Business Banking Initiative	54
The FDIC’s Recently Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	54

Item 15.	Exhibits, Financial Statement Schedules	147
	(a) 1. Financial Statements	147
	(a) 2. Financial Statement Schedules	147
	(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K	148

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Savings Bank and the Savings Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community savings bank.  Therefore, segment information is not provided. At December 31, 2010, the Company had total assets of $4.3 billion, deposits of $3.2 billion and stockholders’ equity of $390.0 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units), multi-family residential and, to a lesser extent, commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2010, we had gross loans outstanding of $3,259.8 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $2,966.9 million, or 91.0% of gross loans, and non-mortgage loans totaling $292.9 million, or 9.0% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which combined totaled 81.1% of gross loans.   Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio.  Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. As a federal savings bank, the Savings Bank’s primary regulator is the Office of Thrift Supervision (“OTS”), although as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Office of the Comptroller of the Currency (“OCC”) will become the Savings Bank’s primary regulator on July 21, 2011, unless the Secretary of the Treasury of the United States (“Secretary of the Treasury”) opts to delay such date for up to an additional six months. Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Banks are members of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2009, unemployment has remained at elevated levels of 8.9% and 10.5% in December 2010 and 2009, respectively, for the New York City region, according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This deterioration in the economy resulted in an increase in our non-performing loans, which increased to $126.0 million at December 31, 2010 from $85.9 million and $40.0 million at December 31, 2009 and 2008, respectively. While non-performing loans have increased, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. Net charge-offs of impaired loans also increased to $13.6 million for the year ended December 31, 2010 from $10.2 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. In response to the economic conditions in our market and the increase in non-performing loans, we began tightening our conservative underwriting standards in 2008 to reduce the risk associated with lending.

The following changes were made in our underwriting standards since 2008 to reduce the risk associated with lending on income producing real estate properties:

▪
When borrowers requested a refinance of an existing mortgage loan when they had acquired the property or obtained their existing loan within two years of the request, we generally required evidence of improvements to the property that increased the property value to support the additional funds and generally restricted the loan-to-value ratio for the new loan to 65% of the appraised value.

▪
The debt coverage ratio was increased and the loan-to-value ratio decreased for income producing properties with fewer than ten units. This required the borrower to have an additional investment in the property than previously required and provided additional protection should rental units become vacant.

▪
Borrowers who owned multiple properties were required to provide detail on all their properties to allow us to evaluate their total cash flow requirements. Based on this review, we may decline the loan application, or require a lower loan-to-value ratio and a higher debt coverage ratio.

▪
Income producing properties with existing rents that were at or above the current market rent for similar properties were required to have a higher debt coverage ratio to provide protection should rents decline.

▪	Borrowers purchasing properties were required to demonstrate they had satisfactory liquidity and management ability to carry the property should vacancies occur or increase.

The following changes were made in our underwriting standards since 2008 to reduce the risk on one-to-four family residential property mortgage loans and home equity lines of credit:

▪
We discontinued originating home equity lines of credit without verifying the borrower’s income. This was done in two stages. Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000. Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit.

▪	We discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010.

The following changes were made in our underwriting standards since 2008 to reduce the risk associated with business lending:

▪
All borrowers obtaining a business loan were required to submit a complete financial information package, regardless of the amount of the loan. Previously, borrowers for SBA Express loans and other loans under $150,000 had been exempt from this requirement.

▪
Background checks on all borrowers and guarantors for business loans were expanded to identify and review information in more public records, including a search for judgments, liens, negative press articles, and affiliations with other entities.

▪	The guarantee of related business entities providing cash flow to the borrowing entity became required for business loans.

▪	The allowable percentage of inventory and accounts receivable pledged as collateral for a business loan was reduced.

▪	We established specific risk acceptance criteria for private not for profit schools.

The economic conditions we have experienced since December 2007 have also resulted in a reduction in loan demand. Combining the reduced demand with our tightened underwriting standards, our loan originations and purchases for 2010 declined to $416.5 million from $500.6 million in 2009, $667.6 million in 2008, and $757.1 million in 2007.

Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. Our policy on extending, renewing, modifying or restructuring a loan, other than a loan that is classified as a troubled debt restructured (“TDR”), requires the loan to be fully underwritten in accordance with our policy for new loans. The borrower must be current to have a loan extended, renewed or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the change requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Savings Bank (the “Savings Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

Our operating results are also affected by losses on non-performing loans. Our policy requires a reappraisal by an independent third party when a loan becomes twelve months delinquent. We generally obtain a reappraisal by an independent third party for loans over 90 days delinquent when the outstanding loan balance is at least $1.0 million. We also obtain reappraisals when our internally prepared valuation of a property indicates there has been a decline in value below the outstanding balance of the loan, or when a property inspection has indicated significant deterioration in the condition of the property. These internal valuations are prepared when a loan becomes 90 days delinquent.

During 2006, the Savings Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2010, the business banking unit had $268.0 million in loans outstanding and $32.2 million of customer deposits.

On November 27, 2006, the Savings Bank launched an internet branch, iGObanking.com®, which provides us access to consumers in markets outside our geographic locations.  Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications. As of December 31, 2010, the internet branch had $479.4 million of customer deposits.

During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank is not considered an eligible bank or trust company for this purpose.  The Commercial Bank does not originate loans.  As of December 31, 2010, Flushing Commercial Bank had $570.5 million of customer deposits.

On December 19, 2008, under the Troubled Asset Relief Program (“TARP”), we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier 1 Capital under the risk-based capital guidelines of the OTS (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of our common stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of common stock underlying the Warrant was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

Market Area and Competition

We are a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities we serve.  The Savings Bank’s main office is in Flushing, New York, located in the Borough of Queens, and the Commercial Bank’s main office is in New Hyde Park, New York.  At December 31, 2010, the Savings Bank operated out of 15 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York, and the Commercial Bank operated out of three offices, one in Brooklyn and two in Nassau County, New York, it shares with the Savings Bank. In January 2011, the Savings Bank opened its sixteenth full-service office, which is located in Brooklyn. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

We face intense competition both in making loans and in attracting deposits. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application.

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with over 105 banks and thrifts in the counties in which we have branch locations. Our market share of deposits in these counties is approximately 0.5% of the total deposits of these competing financial institutions, and we are the 20th largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, we also offer SBA loans, other small business loans and consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2010, we had gross loans outstanding of $3,259.8 million (before the allowance for loan losses and net deferred costs).

We focused our mortgage loan origination efforts on multi-family residential mortgage loans during 2010 and 2009. In the previous three years, we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. The reduced emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans during the most recent two years was due to the increased level of risk in these types of loans in the current economic environment. We expect to continue this reduced emphasis on the origination of commercial real estate and one-to-four family mixed-use property mortgage loans, and construction loans, in the near term.

Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and may expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. Our increased emphasis on multi-family residential mortgage loans during the past two years, and on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans during the previous three years, has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio. As a result of this ongoing review, we reduced our reliance on commercial real estate and one-to-four family mixed-use property mortgage loans during the most recent two years, and tightened our conservative underwriting standards to further reduce the risk associated with lending. See “General – Overview” in this Item 1 of this Annual Report. To date, we have not experienced significant losses in our multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios.

Our mortgage loan portfolio consists of adjustable rate mortgage (“ARM”) loans and fixed-rate mortgage loans. Interest rates we charge on loans are affected primarily by the demand for such loans, the supply of money available for lending purposes, the rate offered by our competitors and the creditworthiness of the borrower. Many of those factors are, in turn, affected by local and national economic conditions, and the fiscal, monetary and tax policies of the federal, state and local governments.

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

Prior to 2007, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined.  We have continued to deemphasize construction loans throughout the past two years as we further reduced originations and reduced the balance of our construction loan portfolio.  We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.  In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

The business banking unit was formed in 2006 to focus on loans to businesses located within our market area. These loans are generally personally guaranteed by the owners, and may be secured by the assets of the business, including real estate. The interest rate on these loans is generally an adjustable rate based on a published index. These loans, while providing us a higher rate of return, also present a higher level of risk. The greater risk associated with business loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our business loan portfolio.

From time to time, we may purchase loans from mortgage bankers and other financial institutions when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The Company elected to reclassify owner-occupied commercial loans that were originated by the business banking unit prior to January 1, 2010, from commercial real estate loans to commercial business loans.  All loan originations of this type from January 1, 2010 forward have been and will be reported as commercial business loans.  These loans are underwritten using the same underwriting standards used to originate unsecured business loans, with the mortgage obtained as additional collateral.  Based upon the underwriting standards used to originate the loans, it is more appropriate to report the loans as commercial business loans. Prior period amounts have been adjusted to reflect this change.

Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,252,176	38.41%	$1,158,700	36.17%	$999,185	33.80%	$964,455	35.79%	$870,912	37.52%
Commercial real estate	662,794	20.33	686,210	21.42	686,630	23.24	586,598	21.77	505,865	21.79
One-to-four family - mixed-use property	728,810	22.36	744,560	23.24	751,952	25.45	686,921	25.49	588,092	25.33
One-to-four family - residential (1)	241,376	7.40	249,920	7.80	238,711	8.09	161,666	6.01	161,889	6.98
Co-operative apartment (2)	6,215	0.19	6,553	0.20	6,566	0.22	7,070	0.26	8,059	0.35
Construction	75,519	2.32	97,270	3.04	103,626	3.51	119,745	4.44	104,488	4.50
Gross mortgage loans	2,966,890	91.01	2,943,213	91.87	2,786,670	94.31	2,526,455	93.76	2,239,305	96.47

Non-mortgage loans:
Small Business Administration	17,511	0.54	17,496	0.55	19,671	0.67	18,922	0.70	17,521	0.75
Taxi medallion	88,264	2.71	61,424	1.92	12,979	0.44	68,250	2.53	37,450	1.61
Commercial business and other	187,161	5.74	181,240	5.66	135,249	4.58	81,041	3.01	27,136	1.17
Gross non-mortgage loans	292,936	8.99	260,160	8.13	167,899	5.69	168,213	6.24	82,107	3.53

Gross loans	3,259,826	100.00%	3,203,373	100.00%	2,954,569	100.00%	2,694,668	100.00%	2,321,412	100.00%

Unearned loan fees and deferred costs, net	16,503		17,110		17,121		14,083		10,393

Less: Allowance for loan losses	(27,699)		(20,324)		(11,028)		(6,633)		(7,057)
Loans, net	$3,248,630		$3,200,159		$2,960,662		$2,702,118		$2,324,748

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans.  At December 31, 2010, gross home equity loans totaled $75.4 million and condominium loans totaled $28.9 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2010	2009	2008

Mortgage Loans

At beginning of year	$2,943,213	$2,786,670	$2,526,455

Mortgage loans originated:
Multi-family residential	171,238	212,274	153,023
Commercial real estate	33,697	32,557	147,911
One-to-four family mixed-use property	29,415	33,053	118,270
One-to-four family residential	34,694	54,669	57,292
Co-operative apartment	407	534	800
Construction	10,493	18,263	30,673
Total mortgage loans originated	279,944	351,350	507,969

Mortgage loans purchased:
Multi-family residential	-	-	-
Commercial real estate	-	2,917	2,500
One-to-four family residential	-	-	62,330

Total mortgage loans purchased	-	2,917	64,830

Less:
Principal reductions	229,951	183,712	298,348
Mortgage loan sales	8,755	6,233	13,641
Charge-offs	13,170	5,359	470
Mortgage loan foreclosures	4,391	2,420	125

At end of year	$2,966,890	$2,943,213	$2,786,670

Non-mortgage loans

At beginning of year	$260,160	$167,899	$168,213

Loans originated:
Small Business Administration	3,869	4,457	9,880
Taxi Medallion	59,551	20,702	7,101
Commercial business	52,505	76,161	74,779
Other	5,991	4,656	2,618
Total other loans originated	121,916	105,976	94,378

Non-mortgage loans purchased:
Small Business Administration	-	-	423
Taxi Medallion	14,675	40,347	-
Less:
Sales of Small Business Administration loans	-	2,005	2,988
Principal reductions	102,617	47,237	91,345
Charge-offs	1,198	4,820	782

At end of year	$292,936	$260,160	$167,899

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2010.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family mixed-use property	One-to-four family residential	Co-operative apartment	Construction	Small Business Administration	Taxi Medallion	Commercial business and other	Total loans

Amounts due within one year	$102,026	$92,920	$29,014	$17,087	$260	$9,710	$3,900	$46,597	$60,334	$361,848
Amounts due after one year:
One to two years	88,483	73,525	30,760	8,754	270	65,809	3,406	27,332	12,952	311,291
Two to three years	88,263	71,193	31,852	8,530	226	-	2,461	12,227	10,374	225,126
Three to five years	163,062	132,984	66,310	15,937	450	-	2,460	2,108	19,567	402,878
Over five years	810,342	292,172	570,874	191,068	5,009	-	5,284	-	83,934	1,958,683
Total due after one year	1,150,150	569,874	699,796	224,289	5,955	65,809	13,611	41,667	126,827	2,897,978
Total amounts due	$1,252,176	$662,794	$728,810	$241,376	$6,215	$75,519	$17,511	$88,264	$187,161	$3,259,826

Sensitivity of loans to changes in interest rates - loans due after one year:

Fixed rate loans	$187,422	$71,758	$144,036	$72,492	$179	$8,764	$-	$38,156	$35,370	$558,177
Adjustable rate loans	962,728	498,116	555,760	151,797	5,776	57,045	13,611	3,511	91,457	2,339,801
Total loans due after one year	$1,150,150	$569,874	$699,796	$224,289	$5,955	$65,809	$13,611	$41,667	$126,827	$2,897,978

Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $1,252.2 million, or 38.41% of gross loans, at December 31, 2010. Our multi-family residential mortgage loans had an average principal balance of $553,000 at December 31, 2010, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $8.1 million.  We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment.  During 2008, we increased the required debt service coverage ratio for multi-family residential loans with ten units or less. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Savings Bank Board of Directors, the Loan Committee or its Executive Committee (the “Executive Committee”) as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

Loans secured by multi-family residential property generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances.  The increased credit risk is the result of several factors, including the concentration of principal in a smaller number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty in evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential property is typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset.  If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan.  Loans secured by multi-family residential property also may involve a greater degree of environmental risk. We seek to protect against this risk through obtaining an environmental report.  See “—Asset Quality — Environmental Concerns Relating to Loans.”

At December 31, 2010, $1,023.4 million, or 81.73%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $157.4 million, $183.8 million and $116.4 million during 2010, 2009 and 2008, respectively.

At December 31, 2010, $228.8 million, or 18.27%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $13.9 million, $28.5 million and $36.6 million of fixed-rate multi-family mortgage loans in 2010, 2009 and 2008, respectively.

 Commercial Real Estate Lending.  Loans secured by commercial real estate were $662.8 million, or 20.33% of gross loans, at December 31, 2010. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2010, our commercial real estate mortgage loans had an average principal balance of $776,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $10.9 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2010, $565.8 million, or 85.36%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate.  From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $31.5 million, $76.0 million and $125.1 million during 2010, 2009 and 2008, respectively.

At December 31, 2010, $97.0 million, or 14.64%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $2.2 million, $3.2 million and $57.3 million of fixed-rate commercial mortgage loans in 2010, 2009 and 2008, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties.  We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000.  Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $728.8 million, or 22.36% of gross loans, at December 31, 2010.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2010, $568.8 million, or 78.04%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Savings Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $23.7 million during 2010 and 2009 and $96.6 million during 2008.

At December 31, 2010, $160.0 million, or 21.96%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 30 years and are competitively priced based on market conditions and the Banks’ cost of funds. We originated and purchased $5.8 million, $9.4 million and $21.7 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2010, 2009 and 2008, respectively.

One-to-Four Family Mortgage Lending – Residential Properties.  We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $247.6 million, or 7.59% of gross loans, at December 31, 2010.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allows us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property and the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness.  This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2008, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income.  This was accomplished in two stages.  Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000.  Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We originated $7.3 million, $14.6 million and $9.8 million of these one-to-four family residential mortgage loans during 2010, 2009 and 2008, respectively. We also extended $6.9 million and $34.4 million in home equity lines of credit during 2009 and 2008, respectively, with various levels of income verification. We had $28.8 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2010. We had $60.1 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2010.

At December 31, 2010, $170.6 million, or 68.91%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $19.1 million, $33.0 million and $58.1 million during 2010, 2009 and 2008, respectively.

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

At December 31, 2010, $77.0 million, or 31.09%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $16.0 million, $1.2 million and $12.4 million in 15-year fixed-rate residential mortgages in 2010, 2009 and 2008, respectively. We did not originate or purchase any 30-year fixed-rate mortgages in 2010 and 2009.  We originated and purchased $50.0 million of 30-year fixed-rate mortgages in 2008.

At December 31, 2010, home equity loans totaled $75.4 million, or 2.40%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years.  These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years.  The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units.  To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes.  All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans.  At December 31, 2010, construction loans totaled $75.5 million, or 2.32%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position.  We made advances on construction loans of $10.5 million, $18.3 million and $30.7 million during 2010, 2009 and 2008, respectively.

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

Small Business Administration Lending.  At December 31, 2010, SBA loans totaled $17.5 million, representing 0.54%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. Under The American Recovery and Reinvestment Act of 2009, the maximum loan guarantee to banks under the SBA 7a loan program was increased to 90% and the guarantee fee paid by the Savings Bank (up to 3.5% of guaranteed loan amount) has been waived. This program was extended to December 31, 2010 by the Small Business Jobs Act of 2010. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers.  Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages.  SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  We generally sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retain the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $3.9 million, $4.5 million and $10.3 million of SBA loans during 2010, 2009 and 2008, respectively.

Commercial Business and Other Lending. At December 31, 2010, commercial business and other loans totaled $275.4 million, or 8.45%, of gross loans. We originate other loans for business, personal, or household purposes. Business loans generally require the personal guarantees of the owners and are typically secured by the business assets of the borrower, including accounts receivable, inventory, equipment and real estate.  Included in commercial business loans are loans made to New York City taxi medallion owners. These loans, which totaled $88.3 million at December 31, 2010, are secured through liens on the taxi medallions.  We originate and purchase taxi medallion loans up to 80% of the value of the taxi medallion. The maximum loan size for a non real estate secured business loan is $5,000,000, with a maximum term of seven years. We originated and purchased $132.7 million, $141.9 million and $84.9 million of commercial business loans during 2010, 2009 and 2008, respectively. Consumer loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years.

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

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructuring a loan, other than a loan that is classified as a TDR, requires the loan to be fully underwritten in accordance with our policy for new loans. The borrower must be current to have a loan extended, renewed or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by either the Loan Committee or the Savings Bank Board of Directors.

Loan Approval Procedures and Authority.  The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishes loan approval requirements for our various types of loan products.  Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $750,000 to $1.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $1.0 million. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President upon the recommendation of the appropriate Senior Vice President.  Such loans in excess of $1.0 million also require Loan or Executive Committee or Board approval. In accordance with our Business Credit Policy all business and SBA loans up to $1.0 million and commercial and industrial loans/professional mortgage loans up to $1.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1.0 million up to $2.0 million, and commercial and industrial loans/professional mortgage loans in excess of $1.5 million up to $2.5 million, must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires that the Loan Committee or the Savings Bank Board of Directors must approve all construction loans.  Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Savings Bank Board of Directors.

For all loans originated by us, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required. An independent appraiser designated and approved by us currently performs such appraisals.  Our staff appraiser reviews all appraisals for properties where the loan amount is $2,000,000 or greater. The Savings Bank Board of Directors annually approves the independent appraisers used by the Savings Bank and approves the Savings Bank’s appraisal policy.  It is our policy to require borrowers to obtain title insurance and hazard insurance on all real estate loans prior to closing. For certain borrowers, the Savings Bank may require escrow funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

Loan Concentrations.  The maximum amount of credit that the Savings Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Savings Bank’s unimpaired capital and surplus, or $59.3 million at December 31, 2010.  Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2010, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Savings Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $39.2 million, $34.5 million and $21.9 million for each of the three borrowers, respectively.

Loan Servicing.  At December 31, 2010, we were servicing $12.4 million of mortgage loans and $14.4 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to nine months. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Savings Bank classifies these loans as “Troubled Debt Restructured,” and also classifies these loans as non-performing loans. At December 31, 2010, we had $13.9 million of mortgage loans classified as Troubled Debt Restructured. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2010, there were five loans, which totaled $3.4 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans was implemented during 2003. This has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 20 delinquent mortgage loans totaling $8.8 million, 17 delinquent mortgage loans totaling $6.3 million, and 32 delinquent mortgage loans totaling $13.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. We recorded net charge-offs of $0.7 million and $0.1 million to the allowance for loan losses for the non-performing loans that were sold during 2010 and 2009, respectively.  We did not record any charges to the allowance for loan losses for the non-performing loans that were sold during 2008. We realized gross gains of $21,000, $4,000 and $74,000 on the sale of non-performing mortgage loans for the years ended December 31, 2010, 2009 and 2008, respectively.  We realized gross losses of $3,000 and $224,000 on the sale of non-performing mortgage loans for the years ended December 31, 2010 and 2008, respectively. We did not record any gross losses for the year ended December 31, 2009. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio.  Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2010, we held $62.9 million of loans that were serviced by others.

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

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2010		December 31, 2009
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$7,014	$30,799	$8,958	$28,054
Commercial real estate	2,181	17,167	5,788	8,004
One-to-four family - mixed-use property	6,376	19,596	9,032	22,741
One-to-four family - residential	1,046	4,959	1,555	4,015
Co-operative apartments	-	-	-	-
Construction loans	5,485	2,900	-	7,619
Small Business Administration	991	418	10	262
Taxi medallion	-	-	-	-
Commercial business and other	3	4,534	21	1,633
Total	$23,096	$80,373	$25,364	$72,328

The following table shows our non-performing assets at the dates indicated.  During the years ended December 31, 2010, 2009 and 2008, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $7.4 million, $4.9 million and $1.6 million, respectively.  These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Loans 90 days or more past due and still accruing:
Multi-family residential	$103	$-	$-	$-	$-
Commercial real estate	3,328	471	425	-	-
One-to-four family - residential	-	2,784	889	-	-
Construction	-	-	-	753	-
Commercial Business and other	6	-	-	-	-
Total	3,437	3,255	1,314	753	-
Troubled debt restructured:
Multi-family residential	11,242	478	-	-	-
Commercial real estate	2,448	1,441	-	-	-
One-to-four family - mixed-use property	206	575	-	-	-
Total	13,896	2,494	-	-	-
Non-accrual mortgage loans:
Multi-family residential	35,633	27,483	12,011	2,477	1,957
Commercial real estate	22,806	18,153	7,251	90	349
One-to-four family mixed-use property	30,478	23,422	10,639	2,204	608
One-to-four family residential	10,695	4,959	1,121	-	-
Co-operative apartments	-	78	-	-	-
Construction	4,465	1,639	4,457	-	-
Total	104,077	75,734	35,479	4,771	2,914
Non-accrual non-mortgage loans:
Small Business Administration	1,159	1,232	354	366	212
Commercial Business and other	3,419	3,151	2,825	3	-
Total	4,578	4,383	3,179	369	212

Total non-accrual loans	108,655	80,117	38,658	5,140	3,126
Total non-performing loans	125,988	85,866	39,972	5,893	3,126
Other non-performing assets:
Real Estate Owned	1,588	2,262	125	-	-
Investment securities	5,134	5,134	607	-	-
Total	6,722	7,396	732	-	-

Total non-performing assets	$132,710	$93,262	$40,704	$5,893	$3,126

Non-performing loans to gross loans	3.86%	2.68%	1.35%	0.22%	0.13%
Non-performing assets to total assets	3.07%	2.32%	1.03%	0.18%	0.11%

Other Real Estate Owned.  We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2010, we owned six properties with a combined fair value of $1.6 million. At December 31, 2009, we owned four properties with a fair value of $2.3 million. At December 31, 2008, we owned one property with a fair value of $0.1 million.

Investment Securities.  At December 31, 2010, non-performing investment securities included two pooled trust preferred securities with a fair value of $5.1 million.  At December 31, 2009, non-performing investment securities included two pooled trust preferred securities with a fair value of $5.0 million and one issue of FHLMC preferred stock with a fair value of $0.1 million. At December 31, 2008, non-performing investment securities included FHLMC and FNMA preferred stock with a fair value of $0.6 million.

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

Classified Assets.   Our policy is to review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we classify them as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  We classify an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We classify an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are classified as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are classified as Substandard, Doubtful or Loss. We classify an asset as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention. Our total classified assets were $323.7 million at December 31, 2010, an increase of $83.4 million from $240.3 million at December 31, 2009.

The following table sets forth the Banks’ classified assets at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	72,705	173,808	1,238	-	247,751

Investment Securities: (1)
Pooled trust preferred securities	-	16,457	-	-	16,457
Mutual funds	-	4,082	-	-	4,082
Private issue CMO	-	53,790	-	-	53,790
Total investment securities	-	74,329	-	-	74,329
Other Real Estate Owned	-	1,588	-	-	1,588
Total	$72,705	$249,725	$1,238	$-	$323,668

The following table sets forth the Banks’ classified assets at December 31, 2009:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$15,311	$31,150	$2,018	$-	$48,479
Commercial real estate	11,451	22,495	-	-	33,946
One-to-four family - mixed-use property	14,969	25,028	-	-	39,997
One-to-four family - residential	2,226	9,236	-	-	11,462
Co-operative apartments	-	78	-	-	78
Construction loans	3,839	9,132	-	-	12,971
Small Business Administration	404	1,087	-	-	1,491
Commercial business and other	2,758	1,991	1,472	-	6,221
Total loans	50,958	100,197	3,490	-	154,645

Investment Securities: (1)
Pooled trust preferred securities	-	12,668	-	-	12,668
FHMLC preferred stock	-	50	-	-	50
Mutual funds	-	4,614	-	-	4,614
Private issue CMO	-	66,014	-	-	66,014
Total investment securities	-	83,346	-	-	83,346

Other Real Estate Owned	-	2,262	-	-	2,262
Total	$50,958	$185,805	$3,490	$-	$240,253

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $65.0 million and $66.3 million at December 31, 2010 and 2009, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.6 million and $2.2 million at December 31, 2010 and 2009, respectively.  In addition, Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard at December 31, 2010 with a combined market value of $0.8 million.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependant impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off against the allowance for loan losses. At December 31, 2010, the current loan-to-value ratio on our impaired loans was 62.5%.

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 21 investment securities that are held at the Savings Bank as Substandard at December 31, 2010. Our classified investment securities at December 31, 2010 held by the Savings Bank include 16 private issue collateralized mortgage obligations (“CMOs”) rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities, one mutual fund and one private issue trust preferred security. The Investment Securities which are classified as Substandard at December 31, 2010 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through December 31, 2010, these securities, with the exception of two of the pooled trust preferred securities and three private issue CMOs, continued to pay interest and principal as scheduled. We test each of these securities quarterly, through an independent third party, for impairment.

There were $2.0 million, $5.9 million and $27.6 million in credit related other-than-temporary impairment (“OTTI”) charges recorded for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010 we recorded OTTI charges of $1.1 million on four private issue collateralized mortgage obligations and $1.0 million on one pooled trust preferred security. During 2009 we recorded OTTI charges of $3.1 million on four private issue collateralized mortgage obligations and $2.8 million on two pooled trust preferred securities. The OTTI charges for the year ended December 31, 2008 was the result of reducing the carrying value of investments in FNMA and FHLMC preferred stocks to the securities market value of $0.6 million at December 31, 2008.

Allowance for Loan Losses

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependant impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We incurred total net charge-offs of $13.6 million and $10.2 million during the years ended December 31, 2010 and 2009, respectively.  The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an increase in our non-performing loans, which totaled $126.0 million and $119.4 million at December 31, 2010 and 2009, respectively. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2010, the average outstanding principal balance of our impaired mortgage loans was less than 63% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $21.0 million, $19.5 million and $5.6 million was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  Management has concluded, and the Board of Directors has concurred, that at December 31, 2010, the allowance was sufficient to absorb losses inherent in our loan portfolio.

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

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2010, the total allowance for loan losses was $27.7 million, representing 21.99% of non-performing loans and 20.87% of non-performing assets, compared to 23.67% of non-performing loans and 21.79% of non-performing assets at December 31, 2009. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our increased emphasis in the past several years on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans can be expected to increase the overall level of credit risk inherent in our loan portfolio. The greater risk associated with these loans, as well as construction loans and business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain.  Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of year	$20,324	$11,028	$6,633	$7,057	$6,385

Acquisition of Atlantic Liberty	-	-	-	-	753

Provision for loan losses	21,000	19,500	5,600	-	-

Loans charged-off:
Multi-family residential	(5,790)	(2,327)	(496)	-	-
Commercial real estate	(2,685)	(728)	-	-	-
One-to-four family mixed-use property	(2,580)	(1,009)	-	-	-
One-to-four family residential	(236)	(284)	-	-	-
Co-operative apartment	-	-	-	-	-
Construction	(1,879)	(1,075)	-	-	-
SBA	(925)	(1,106)	(759)	(470)	(57)
Commercial business and other loans	(500)	(3,842)	(36)	(2)	(36)
Total loans charged-off	(14,595)	(10,371)	(1,291)	(472)	(93)

Recoveries:
Mortgage loans	183	1	-	29	2
SBA, commercial business and other loans	787	166	86	19	10
Total recoveries	970	167	86	48	12
Net charge-offs	(13,625)	(10,204)	(1,205)	(424)	(81)
Balance at end of year	$27,699	$20,324	$11,028	$6,633	$7,057

Ratio of net charge-offs during the year to average loans outstanding during the year	0.42%	0.33%	0.04%	0.02%	0.00%
Ratio of allowance for loan losses to gross loans at end of the year	0.85%	0.63%	0.37%	0.25%	0.30%
Ratio of allowance for loan losses to non-performing loans at the end of the year	21.99%	23.67%	27.59%	112.57%	225.72%
Ratio of allowance for loan losses to non-performing assets at the end of the year	20.87%	21.79%	27.09%	112.57%	225.72%

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

	At December 31,
	2010		2009		2008		2007		2006
Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$9,007	38.41%	$6,581	36.17%	$3,233	33.80%	$1,644	35.79%	$1,122	37.52%
Commercial real estate	4,905	20.33	4,395	21.42	1,360	23.24	933	21.77	668	21.79
One-to-four family mixed-use property	5,997	22.36	4,339	23.24	2,904	25.45	1,223	25.49	661	25.33
One-to-four family residential	938	7.40	844	7.80	393	8.09	251	6.01	80	6.98
Co-operative apartment	17	0.19	17	0.20	9	0.22	15	0.26	10	0.35
Construction	589	2.32	1,281	3.04	910	3.51	1,172	4.44	851	4.50

Gross mortgage loans	21,453	91.01	17,457	91.87	8,809	94.31	5,238	93.76	3,392	96.47

Non-mortgage loans:

Small Business Administration	1,303	0.54	965	0.55	464	0.67	373	0.70	1,895	0.75
Taxi Medallion	639	2.71	583	1.92	91	0.44	391	2.53	239	1.61
Commercial business and other	4,304	5.74	1,319	5.66	1,664	4.58	631	3.01	1,531	1.17

Gross non-mortgage loans	6,246	8.99	2,867	8.13	2,219	5.69	1,395	6.24	3,665	3.53
Total loans	$27,699	100.00%	$20,324	100.00%	$11,028	100.00%	$6,633	100.00%	$7,057	100.00%

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

We classify our investment securities as available for sale. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2010, we had $804.2 million in securities available for sale, which represented 18.60% of total assets. These securities had an aggregate market value at December 31, 2010 that was approximately 2.1 times the amount of our equity at that date. At December 31, 2010, the balance of unrealized net losses on securities available for sale was $0.9 million, net of taxes. This impairment was deemed to be temporary based on the direct relationship of the decline in fair value to: (1) movements in interest rates; (2) widening of credit spreads; and (3) the effect of illiquid markets. We do not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore we deemed these declines in market value to be temporary.

There were $2.0 million, $5.9 million and $27.6 million in credit related OTTI charges recorded for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, we recorded OTTI charges of $1.1 million on four private issue collateralized mortgage obligations and $1.0 million on one pooled trust preferred security. During 2009, we recorded OTTI charges of $3.1 million on four private issue collateralized mortgage obligations and $2.8 million on two pooled trust preferred securities. The OTTI charges for the year ended December 31, 2008 was the result of reducing the carrying value of investments in FNMA and FHLMC preferred stocks to the securities market value of $0.6 million at December 31, 2008. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. See Notes 5 and 16 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest bearing deposits and federal funds sold, at the dates indicated.  Securities available for sale are recorded at market value. See Notes 5 and 16 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,
	2010		2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$10,556	$10,459	$3,277	$3,389	$12,616	$12,658
Municipal securities	5,412	5,413	2,250	2,250	17,652	17,811
Corporate debentures	2,698	2,698	2,627	2,627	2,268	2,268
Total bonds and other debt securities	18,666	18,570	8,154	8,266	32,536	32,737

Mutual funds	10,625	10,625	6,860	6,860	19,114	19,114

Equity securities:
Common stock	967	967	1,036	1,036	994	994
Preferred stock	22,346	19,950	22,805	19,199	25,709	19,652
Total equity securities	23,313	20,917	23,841	20,235	26,703	20,646

Mortgage-backed securities:
FNMA	192,750	194,540	124,199	127,364	165,375	167,592
REMIC and CMO	456,210	453,465	388,891	380,325	330,767	304,511
FHLMC	19,561	20,117	29,201	29,909	47,815	48,108
GNMA	81,439	85,955	107,144	110,845	152,350	154,553
Total mortgage-backed securities	749,960	754,077	649,435	648,443	696,307	674,764

Total securities available for sale	802,564	804,189	688,290	683,804	774,660	747,261

Interest-earning deposits and Federal funds sold	23,542	23,542	23,542	23,542	21,901	21,901

Total	$826,106	$827,731	$711,832	$707,346	$796,561	$769,162

Mortgage-backed securities. At December 31, 2010, we had $754.1 million invested in mortgage-backed securities, of which $59.3 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of our Commercial Bank. However, during 2008 and continuing throughout 2010, the market for private issued mortgage-backed securities was somewhat illiquid. In addition, the ratings assigned to our holdings of private issued mortgage-backed securities were reduced to below investment grade. As a result, we are not able to use private issued mortgage-backed securities to collateralize our obligations.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$648,443	$674,764	$362,729

Purchases of mortgage-backed securities	345,257	177,036	473,891

Amortization of unearned premium, net of accretion of unearned discount	(2,343)	(1,668)	(86)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	5,110	20,550	(21,567)

Net realized gains recorded on mortgage-backed securities carried at fair value	730	3,941	339

Net change in interest due on securities carried at fair value	(127)	(122)	(69)

Sales of mortgage-backed securities	(56,479)	(44,854)	(87,461)

Other-than-temporary impairment charges	(1,057)	(3,144)	-

In-kind distribution of a mutual fund in the form of mortgage-backed securities	-	11,494	-

Principal repayments received on mortgage-backed securities	(185,457)	(189,554)	(53,012)

Net increase (decrease) in mortgage-backed securities	105,634	(26,321)	312,035

Balance at end of year	$754,077	$648,443	$674,764

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

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities at December 31, 2010. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$-	-%	$2,556	4.15%	$-	-%	$8,000	4.35%	11.90	$10,556	$10,459	4.30%
Municipal securities	5,412	0.94	-	-	-	-			0.50	5,412	5,413	0.94
Corporate debentures	-	-	2,698	5.28	-	-	-	-	1.62	2,698	2,698	5.28
Total bonds and other debt securities	5,412	0.94	5,254	4.73	-	-	8,000	4.35	7.11	18,666	18,570	3.47

Mutual funds	10,625	3.28	-	-	-	-	-	-	N/A	10,625	10,625	3.28

Equity securities:
Common stock	-	-	-	-	-	-	967	13.36	N/A	967	967	13.36
Preferred stock	-	-	5,000	0.25	-	-	17,346	3.83	N/A	22,346	19,950	3.03
Total equity securities	-	-	5,000	0.25	-	-	18,313	4.33	N/A	23,313	20,917	3.46

Mortgage-backed securities:
FNMA	120	5.61	298	5.98	10,239	3.65	182,093	4.28	19.33	192,750	194,540	4.25
REMIC and CMO	-	-	-	-	13,778	4.15	442,432	4.64	22.82	456,210	453,465	4.63
FHLMC	-	-	235	6.03	39	2.46	19,287	5.05	18.47	19,561	20,117	5.06
GNMA	-	-	-	-	-	-	81,439	5.33	27.76	81,439	85,955	5.33
Total mortgage-backed securities	120	5.61	533	6.00	24,056	3.93	725,251	4.64	22.35	749,960	754,077	4.62

Interest-bearing deposits	42,551	0.20	-	-	-	-	-	-	N/A	42,551	42,551	0.20

Total securities	$58,708	0.84%	$10,787	2.72%	$24,056	3.93%	$751,564	4.63%	21.98	$845,115	$846,740	4.32%

Sources of Funds

General.  Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 15 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In November, 2006, we launched “iGObanking.com®”, an internet branch, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown more than tenfold in the past six years, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929.  At December 31, 2010 and 2009, total deposits for the internet branch were $479.4 million and $323.7 million, respectively.

In 2007, the Savings Bank formed a new wholly-owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. The Commercial Bank offers a full range of deposit products to these entities similar to the products currently being offered by the Savings Bank. At December 31, 2010 and 2009, total deposits for the Commercial Bank were $570.5 million and $359.3 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We saw an increase in our deposits during each of the past three years, including an increase in Due to depositors during 2010 of $497.0 million. During the year ended December 31, 2010, the cost of deposits decreased 72 basis points to 1.89% from 2.61% for the year ended December 31, 2009.  This decrease in the cost of deposits is primarily attributable to the Banks’ reducing the rates it pays on its deposit products and the Banks’ focus on increasing lower-costing core deposits during 2010. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2010, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2011, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more totaling $474.9 million, $323.7 million and $413.7 million at December 31, 2010, 2009 and 2008, respectively.

We utilize brokered certificates of deposit as an additional funding source and to assist in the management of our interest rate risk. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Savings Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

We also offer access to $50 million per customer in FDIC insurance coverage through a Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a deposit placement service. This network arranges for placement of funds into certificate of deposit accounts issued by other member banks of the network in increments of less than $250,000 to ensure that both principal and interest are eligible for full FDIC deposit insurance. This allows us to accept deposits in excess of $250,000 from a depositor, and place the deposits through the network to other member banks to provide full FDIC deposit insurance coverage. We may receive deposits from other member banks in exchange for the deposits we place into the network. We may also obtain deposits from other network member banks without placing deposits into the network. We will obtain deposits in this manner primarily as a short-term funding source.  We also can place deposits with other member banks without receiving deposits from other member banks. Depositors are allowed to withdraw funds, with a penalty, from these accounts at one or more of the member banks that hold the deposits.

Brokered deposits and funds obtained through the CDARS® network are classified as brokered deposits for financial reporting purposes. At December 31, 2010, we had $513.6 million classified as brokered deposits, with $478.5 million in brokered certificates of deposit and $35.1 million in brokered money market accounts.  The brokered certificates of deposit include $25.5 million obtained through the CDARS® network.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2010			2009			2008
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Savings accounts	$388,512	12.17%	0.53%	$426,821	15.85%	0.91%	$359,595	14.57%	1.84%
NOW accounts	786,015	24.63	0.84	503,159	18.68	1.26	265,762	10.76	2.26
Demand accounts	96,198	3.02	-	91,376	3.39	-	69,624	2.82	-
Mortgagors' escrow deposits	27,315	0.86	0.21	26,791	0.99	0.21	31,225	1.26	0.16
Total	1,298,040	40.68	0.67	1,048,147	38.91	0.98	726,206	29.41	1.75

Money market accounts (7)	371,998	11.66	0.56	414,457	15.40	1.17	306,178	12.41	2.58

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	21,245	0.67	0.37	9,670	0.36	0.29	43,472	1.76	2.27
6 to less than 12 Months (3)	38,959	1.22	0.59	54,855	2.04	0.73	259,444	10.51	3.24
12 to less than 30 Months (4)	620,737	19.46	1.92	511,728	19.00	2.64	643,044	26.05	3.86
30 to less than 48 Months (5)	88,659	2.78	2.36	17,479	0.65	3.03	10,732	0.43	3.95
48 to less than 72 Months (6)	714,948	22.40	3.09	596,262	22.14	3.84	431,312	17.47	4.54
72 Months or more	36,024	1.13	4.68	40,517	1.50	4.80	48,446	1.96	4.77
Total certificate of deposit accounts	1,520,572	47.66	2.50	1,230,511	45.69	3.19	1,436,450	58.18	3.94

Total deposits (1)	$3,190,610	100.00%	1.53%	$2,693,115	100.00%	2.02%	$2,468,834	100.00%	3.12%

(1)	Included in the above balances are IRA and Keogh deposits totaling $178.2 million, $169.3 million and $171.1 million at December 31, 2010, 2009 and 2008, respectively.
(2)	Includes brokered deposits of $15.7 million, $4.8 million and $7.0 million at December 31, 2010, 2009 and 2008, respectively.
(3)	Includes brokered deposits of $0.5 million, $0.7 million and $46.3 million at December 31, 2010, 2009 and 2008, respectively.
(4)	Includes brokered deposits of $28.9 million, $90.7 million and $171.7 million at December 31, 2010, 2009 and 2008, respectively.
(5)	Includes brokered deposits of $187.3 million, $139.9 million and $101.0 million at December 31, 2010, 2009 and 2008, respectively.
(6)	Includes brokered deposits of $246.0 million, $159.6 million and $59.0 million at December 31, 2010, 2009 and 2008, respectively.
(7)	Includes brokered deposits of $35.1 and $35.0 million at December 31, 2010 and 2009, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2010.

					At December 31, 2010
		At December 31,			Within	One to
		2010	2009	2008	One Year	Three Years	Thereafter	Total
		(In thousands)
Interest rate:
1.99% or less	(1)	$411,507	$276,894	$33,006	$136,071	$223,361	$52,075	$411,507
2.00% to 2.99%	(2)	575,103	186,821	173,754	108,398	368,745	97,960	575,103
3.00% to 3.99%	(3)	414,464	408,580	533,434	40,642	59,606	314,216	414,464
4.00% to 4.99%	(4)	52,371	210,420	458,418	32,839	19,095	437	52,371
5.00% to 5.99%	(5)	67,127	147,796	237,838	44,442	3,385	19,300	67,127
Total		$1,520,572	$1,230,511	$1,436,450	$362,392	$674,192	$483,988	$1,520,572

(1)	Includes brokered deposits of $86.6 million, $18.6.million and $4.8 million at December 31, 2010, 2009 and 2008, respectively.
(2)	Includes brokered deposits of $156.9 million, $93.0 million and $48.5 million at December 31, 2010, 2009 and 2008, respectively.
(3)	Includes brokered deposits of $185.0 million, $178.0 million and $142.8 million at December 31, 2010, 2009 and 2008, respectively.
(4)	Includes brokered deposits of $10.1 million, $21.9 million and $54.4 million at December 31, 2010, 2009 and 2008 respectively.
(5)	Includes brokered deposits of $39.9 million, $84.2 million and $134.5 million at December 31, 2010, 2009 and 2008, respectively

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2010 and their annualized weighted average interest rates.

	Amount	Weighted Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$34,588	2.29%
Over three through six months	12,921	1.22
Over six through 12 months	43,808	1.89
Over 12 months	383,582	2.42
Total	$474,899	2.33%

The above table does not include brokered deposits of $478.5 million with a weighted average rate of 2.77%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2010	2009	2008
	(In thousands)
Net deposits	$443,020	$156,696	$366,633
Amortization of premiums, net	820	677	789
Interest on deposits	53,655	66,778	75,965
Net increase in deposits	$497,495	$224,151	$443,387

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	At December 31,
	2010			2009			2008
	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost	Average Balance	Percent of Total Deposits	Average Cost
	(Dollars in thousands)

Savings accounts	$413,657	13.94%	0.81%	$422,399	15.84%	1.31%	$365,885	16.63%	2.13%
NOW accounts	683,390	23.04	1.10	373,854	14.02	1.58	147,003	6.68	2.51
Demand accounts	88,238	2.97	-	76,559	2.86	-	71,613	3.26	-
Mortgagors' escrow deposits	38,245	1.29	0.14	35,879	1.35	0.18	35,465	1.61	0.19
Total	1,223,530	41.24	0.89	908,691	34.07	1.27	619,966	28.18	1.86

Money market accounts	394,536	13.30	0.94	334,703	12.55	1.58	303,776	13.81	3.19
Certificate of deposit accounts	1,348,439	45.46	2.90	1,423,746	53.38	3.51	1,275,964	58.01	4.35
Total deposits	$2,966,505	100.00%	1.81%	$2,667,140	100.00%	2.50%	$2,199,706	100.00%	3.49%

Borrowings.  Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Banks are members of, and are eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Banks’ mortgage portfolio and the Banks’ investment in the stock of the FHLB-NY. In addition, the Banks may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Banks may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the consolidated statement of financial position. The average cost of borrowings was 4.41%, 4.65% and 4.71% for the years ended December 31, 2010, 2009 and 2008, respectively. The average balances of borrowings were $864.2 million, $1,043.2 million and $1,107.6 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$174,750	$204,192	$222,688
Maximum amount outstanding at any month end during the period	186,900	222,439	223,191
Balance outstanding at the end of period	166,000	186,900	222,657
Weighted average interest rate during the period	3.44%	4.33%	4.50%
Weighted average interest rate at end of period	4.35	4.19	4.52

FHLB-NY Advances
Average balance outstanding	$656,244	$804,545	$829,955
Maximum amount outstanding at any month end during the period	772,115	854,457	883,240
Balance outstanding at the end of period	510,457	838,835	883,240
Weighted average interest rate during the period	4.00%	4.39%	4.56%
Weighted average interest rate at end of period	3.93	3.84	4.16

Other Borrowings
Average balance outstanding	$33,179	$34,465	$54,991
Maximum amount outstanding at any month end during the period	34,823	38,417	63,643
Balance outstanding at the end of period	32,226	34,510	33,052
Weighted average interest rate during the period	13.04%	12.56%	7.88%
Weighted average interest rate at end of period	13.89	12.63	13.20

Total Borrowings
Average balance outstanding	$864,173	$1,043,202	$1,107,634
Maximum amount outstanding at any month
end during the period	993,838	1,110,043	1,138,949
Balance outstanding at the end of period	708,683	1,060,245	1,138,949
Weighted average interest rate during the period	4.24%	4.65%	4.71%
Weighted average interest rate at end of period	4.47	4.18	4.49

Subsidiary Activities

At December 31, 2010, Flushing Financial Corporation had four wholly owned subsidiaries: the Savings Bank and the Trusts. In addition, the Savings Bank had four wholly owned subsidiaries: the Commercial Bank, FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

(a)           The Commercial Bank, a New York State chartered commercial bank, was formed in response to a New York State Finance Law which requires that municipal deposits and state funds be deposited into a bank or trust company designated by the New York State Comptroller. It was formed for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area.

(b)           Properties, which is incorporated in the State of New York, was formed in 1976 under the Savings Bank’s New York State leeway investment authority.  The original purpose of Properties was to engage in joint venture real estate equity investments.  The Savings Bank discontinued these activities in 1986.  The last joint venture in which Properties was a partner was dissolved in 1989. The last remaining property acquired by the dissolution of these joint ventures was disposed of in 1998. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.

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

Personnel

At December 31, 2010, we had 345 full-time employees and 34 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Banks. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2010, there are 277,343 shares available under the full value award plan and 300 shares under the non-full value plan.  We have applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued.  We will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.  During the year ended December 31, 2010, we removed 301,333 shares from the non-full value pool and moved those shares to the full value pool on a 3-for-1 basis resulting in 100,444 shares being added to the full value pool.  In May 2008, the Company’s stockholders approved an additional 350,000 shares for the full value pool and 250,000 shares for the non-full value pool.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years.

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

Distributions.  To the extent that the Savings Bank makes “non-dividend distributions” to stockholders that are considered to result in distributions from its pre-1988 reserves or the supplemental reserve for losses on loans (“excess distributions”), then an amount based on the amount distributed will be included in the Savings Bank’s taxable income.  Non-dividend distributions include distributions in excess of the Savings Bank’s current and post-1951 accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation.  The amount of additional taxable income resulting from an excess distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the excess distribution.  Thus, slightly more than one and one-half times the amount of the excess distribution made would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.  See “Regulation — Restrictions on Dividends and Capital Distributions” for limits on the payment of dividends by the Savings Bank.  The Savings Bank does not intend to pay dividends or make non-dividend distributions described above that would result in a recapture of any portion of its pre-1988 bad debt reserves.

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

Notwithstanding the repeal of the federal income tax provisions permitting bad debt deductions under the reserve method, New York State had enacted legislation maintaining the preferential treatment of additional loss reserves for qualifying real property and non-qualifying loans of qualifying thrifts for both New York State and New York City tax purposes.  Calculation of the amount of additions to reserves for qualifying real property loans was limited to the larger of the amount derived by the percentage of taxable income method or the experience method. For these purposes, the applicable percentage to calculate the bad debt deduction under the percentage of taxable income method was 32% of taxable income, reduced by additions to reserves for non-qualifying loans, except that the amount of the addition to the reserve could not exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Under the experience method, the maximum addition to a loan reserve generally equaled the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the “base year,” or, if the amount of loans outstanding has declined since the base year, the amount which bears the same ratio to the amount of loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year. For these purposes, the “base year” was the last taxable year beginning before 1988. The amount of additions to reserves for non-qualifying loans was computed under the experience method. In no event could the additions to reserves for qualifying real property loans be greater than the larger of the amount determined under the experience method or the amount which, when added to the additions to reserves for non-qualifying loans, equal the amount by which 12% of the total deposits or withdrawable accounts of depositors of the Savings Bank at the close of the taxable year exceeded the sum of the Savings Bank’s surplus, undivided profits and reserves at the beginning of such year.

In September 2010, the New York State legislature changed New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the percentage of taxable income method for determining bad debt deductions for taxable years beginning on or after January 1, 2010. This change in the New York State and City tax law for thrifts did not require the recapture of tax bad debt reserves previously established, and eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert a more “commercial like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has, in prior periods, recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank reversed approximately $5.5 million of net tax liabilities through income during the year ended December 31, 2010.

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

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (1) acquiring another savings institution or holding company thereof, without prior written approval of the OTS; (2) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-

subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or (3) acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS will consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and the impact of any competitive factors that may be involved.

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

Loans-to-One Borrower Limits

The Savings Bank generally is subject to the same loans-to-one borrower limits that apply to national banks.  With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Savings Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Savings Bank’s unimpaired capital and unimpaired surplus. At December 31, 2010, the largest amount the Savings Bank could lend to one borrower was approximately $59.3 million, and at that date, the Savings Bank’s largest aggregate amount of loans-to-one borrower was $39.2 million, all of which were performing according to their terms.  The Commercial Bank does not originate loans.  See “— General — Lending Activities.”

Insurance of Accounts

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act permanently increases deposit insurance coverage to $250,000 per depositor. The Reform Act also provides for unlimited FDIC insurance for non interest-bearing transaction accounts effective December 31, 2010 through December 31, 2012.  In the past several years, prior to the passage of the Reform Act, the level of deposit coverage per depositor went through a number of revisions.  The Emergency Economic Stabilization Act of 2008 (“EESA”) increased this coverage, effective October 3, 2008, for all accounts in an amount up to $250,000 through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act was signed into law. Included in this legislation was a provision that extended the temporary increase in the standard maximum insured deposit amount to $250,000 per depositor through December 31, 2013. The legislation provided that the insured deposit coverage limit would return to $100,000 on January 1, 2014. In addition, the FDIC had implemented a Transaction Account Guarantee Program (“TAGP”) under which, effective October 14, 2008 and through December 31, 2009, transaction accounts that earned interest at a rate of no more than 0.50% were insured for 100% of their balance. The TAGP was provided at no cost to banks through November 12, 2008. Banks had the option to opt out of this program no later than November 12, 2008. Banks which did not opt out of the TAGP paid additional deposit insurance at an annual rate of 0.10% for balances in covered deposit accounts in excess of $250,000. Both the Savings Bank and the Commercial Bank opted to remain in the TAGP. On August 26, 2009, the FDIC adopted a final rule extending the TAGP through June 30, 2010. The extension increased the rate institutions paid to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP could elect to opt out on or before November 2, 2009. The Banks did not opt out and continued to participate in the TAGP.

The Reform Act will also change the way deposit assessments are calculated, from a risk-based assessment base, to average total consolidated assets of the bank minus average tangible equity of the bank, first effective for the assessment of the second quarter of 2011. The assessment rate is to change so to provide approximately the same amount collected under the new assessment method as was collected under the risk-based assessment method.  In the past several years, prior to the passage of the Reform Act, the calculation of deposit assessments went through a number of revisions.  The FDIC utilized a risk-based deposit insurance assessment system. Through December 31, 2006, under this system, the FDIC assigned each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories were then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created resulted in nine assessment risk classifications. Effective January 1, 2007, the FDIC revised their risk-based deposit insurance assessment system, and placed institutions into four risk categories based upon supervisory and capital evaluations. Risk Category 1 is further subdivided based upon supervisory ratings and other risk measures to differentiate risk. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC continued to utilize four risk categories, but to determine initial base assessment rates, the FDIC: (1) introduced a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combined weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) uses a new uniform amount and pricing multipliers for each method. The FDIC also introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 Capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 was increased to a range of 0.12% to 0.14%. This base assessment beginning in the second quarter of 2009 was in a range of 0.12% to 0.16%, The Savings Bank also saw a further increase in its deposit insurance premium beginning in the second quarter of 2009 since it had seen an increase in its secured liabilities above the threshold level defined by the FDIC. The FDIC also imposed a 20 basis point emergency special assessment that was collected on September 30, 2009 based on deposit balances as of June 30, 2009. The rule also provided that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the corresponding assessment period. Additionally, on September 29, 2009, the Board of Directors of the FDIC proposed to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was collected on December 31, 2009. The Banks prepaid a total of $16.9 million in risk-based assessments. Prior to the enactment of the Reform Act, the FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  The Savings Bank’s assessment rate in effect from time to time will depend upon the risk category to which it is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Banks paid $298,000, $271,000 and $238,000 for their share of the interest due on FICO bonds in 2010, 2009 and 2008, respectively, which was included in FDIC insurance expense.

Qualified Thrift Lender Test

Institutions regulated by the OTS are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OTS regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2010 the Savings Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Savings Bank had met the QTL test.

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

In addition, the Savings Bank is subject to Regulation O promulgated under Sections 22(g) and 22(h) of the Federal Reserve Act. Regulation O requires that loans by the Savings Bank to a director, executive officer or to a holder of more than 10% of the Common Stock, and to certain affiliated interests of any such insider, may not, in the aggregate, exceed the Savings Bank’s loans-to-one borrower limit. Loans to insiders and their related interests must also be made on terms substantially the same as offered, and follow credit underwriting procedures that are not less stringent than those applied, in comparable transactions to other persons. Prior Board approval is required for certain loans. In addition, the aggregate amount of extensions of credit by the Savings Bank to all insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. These laws place additional restrictions on loans to executive officers of the Savings Bank.  The Savings Bank is in compliance with these regulations.

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

Under OTS capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the OTS if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the OTS if the institution is not eligible for expedited treatment by the OTS; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS. By contrast, only notice to the OTS is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under OTS regulations; or if the association is a subsidiary of a savings and loan holding company. The Savings Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2010, the Savings Bank had $68.6 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

As members, the Banks are mandated to purchase and maintain membership stock in the FHLB-NY based on their respective asset sizes. In addition, for all borrowing activity, the Banks are required to purchase or redeem shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2010, the Savings Bank was required to maintain $31.6 million of FHLB-NY stock, and the Commercial Bank was required to maintain $54,700 of FHLB-NY stock. The Banks were in compliance with these requirements at that time.

Assessments

Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OTS, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. Based on the average balance of the Savings Bank’s total assets for the year ended December 31, 2010, the Savings Bank’s OTS assessments were $0.8 million for that period.  The Commercial Bank is a New York State chartered commercial bank, and as such is required by the New York State Banking Department to pay an annual assessment.  For the year ended December 31, 2010, the Commercial Bank paid an assessment of $44,000.

Branching

OTS regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Savings Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OTS for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Savings Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of August 3, 2009. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions.  The CRA requires all institutions to make public disclosures of their CRA ratings. As a special purpose commercial bank, the Commercial Bank is not required to comply with the CRA.

Brokered Deposits

The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Savings Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2010, the Savings Bank had $513.6 million in brokered deposit accounts.

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

The OTS’ capital regulations create three capital requirements: a tangible capital requirement, a leverage and core capital requirement and a risk-based capital requirement. At December 31, 2010, the Savings Bank’s capital levels exceeded applicable OTS capital requirements.  The three OTS capital requirements are described below.

Tangible Capital Requirement.  Under current OTS regulations, each savings institution must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain non-cumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. Tangible capital also excludes adjustments to accumulated other comprehensive income recorded for postretirement benefits. At December 31, 2010, the Savings Bank had $13.9 million in goodwill and $1.4 million in a core deposit intangible which were classified as intangible assets, and no purchased mortgage servicing rights. At that date, the Savings Bank’s tangible capital ratio was 9.18%.

In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and non-includable subsidiaries.

Leverage and Core Capital Requirement.  The current OTS requirement for leverage and core capital (commonly referred to as core capital) ranges between 3% and 5% of adjusted total assets. Savings institutions that receive the highest supervisory rating for safety and soundness are required to maintain a minimum core capital ratio of 3%, while the capital floor for all other savings institutions generally ranges from 4% to 5%, as determined by the OTS on a case-by-case basis. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2010, the Savings Bank’s core capital ratio was 9.18%.

OTS regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2010, the Savings Bank had $0.1 million in capitalized servicing rights and no purchased credit card receivables.

Risk-Based Requirement.  The risk-based capital standard adopted by the OTS requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital, but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.  At December 31, 2010, the Savings Bank’s risk-based capital ratio was 14.34%.

The Commercial Bank is required to maintain minimum levels of regulatory capital, which are similar to those of the Savings Bank. At December 31, 2010, the Commercial Bank exceeded the regulatory capital requirements to be considered well capitalized, with tangible, leverage and core, and risk-based capital ratios of 8.89%, 8.89%, and 62.65%, respectively.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2010, the Banks were in compliance with these requirements.

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

As a creditor and financial institution, the Savings Bank is also subject to additional regulations promulgated by the Federal Reserve Board, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Truth in Lending Act.

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

Standards for Safety and Soundness

The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution’s business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits.  Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OTS may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Savings Bank currently meets the standards adopted in the interagency guidelines.

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA’s stated purpose is to provide the Secretary of the Treasury with the authority and facilities to restore liquidity and stability to the United States financial system and to ensure that such authority and facilities are used to protect home values, college funds, retirement accounts and life savings, preserve homeownership and promote jobs and economic growth, maximize overall returns to U.S. taxpayers and provide accountability for the Secretary of the Treasury’s exercise of such authority.

EESA includes a federal program to purchase troubled mortgages and financial instruments from financial institutions, which is referred to as the TARP.  EESA also includes provisions that place limits on executive pay practices by institutions participating in the TARP, measures to facilitate acquisitions of financial institutions with troubled assets without government assistance, temporary enhancements to the federal deposit insurance program, enhanced tax benefits for losses incurred in the sale of certain assets, possible relief from fair value accounting, and an acceleration of the date on which the Board of Governors of the Federal Reserve System (“FRB”) can pay interest to banks on reserves on deposit with the FRB. On October 6, 2008, the FRB stated that it will begin paying interest on both excess and required reserves on October 9, 2008. The Banks each maintain funds on deposit at the Federal Reserve Bank of New York, and each has received interest on these deposits since October 9, 2008.

The Secretary of the Treasury utilized his authority under the TARP to invest in preferred stocks of financial institutions under a Capital Purchase Program (“CPP”). Under the CPP, we were eligible to submit an application for between $23 million and $70 million.  We submitted an application for $70 million, for which we received preliminary approval on December 3, 2008.

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

The Series B Preferred Stock qualified as Tier 1 Capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company.

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

EESA immediately raised the FDIC insurance limit from $100,000 to $250,000 effective through December 31, 2009.

EESA also provided that gains or losses from the sale or exchange of Fannie Mae and Freddie Mac preferred stocks by an applicable institution (which includes banks, thrifts and their holding companies) shall be treated as ordinary gains or losses. Previously, these gains or losses were treated as capital gains or losses. This provision allowed us to deduct losses realized on the sale of the preferred stocks of Fannie Mae and Freddie Mac that we held. Prior to the passage of the Act, the tax deductibility of these losses for us was limited to offset capital gains. Due to the provisions of the tax code, we have a limited ability to realize capital gains other than from the sale of our facilities.

The FDIC adopted the Temporary Liquidity Guarantee Program to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC guaranteed senior unsecured debt issued between October 14, 2008 and October 31, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee is a 75 basis point charge of the debt issued. All FDIC-insured institutions were eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The FDIC also provided full insurance coverage for non-interest bearing transaction accounts and NOW accounts with interest rates no higher than 50 basis points at insured institutions through December 31, 2009 under the TAGP. The cost was a 10 basis point annualized charge on amounts in excess of $250,000. Both programs had no cost for the first 30 days. After that, institutions remained in the program unless they notified the FDIC that they were opting out of one or both programs by December 12, 2008. For those institutions that opted out of the program, they were not allowed to opt back in. Participating banks in both programs are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs. The Banks each opted to participate in these programs. On August 26, 2009, the FDIC adopted a final rule extending the TAGP through June 30, 2010. The extension increased the rate institutions will pay to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP could elect to opt out on or before November 2, 2009. The Banks did not opt out, and are therefore continued to participate in the TAGP through June 30, 2010.

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

The Stimulus Act required the Secretary of the Treasury to issue additional regulations governing executive compensation at institutions participating in the CPP. These regulations did not have a significant effect on our operations and, as noted above, we no longer have any outstanding obligations under the CPP as of December 30, 2009.

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

•	Instructed the Secretary of the Treasury, when using certain ESSA funds, to prevent and mitigate foreclosures on residential properties.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act is designed to restructure the nation’s system of financial regulations. The Reform Act includes numerous revisions to the existing structure of regulatory oversight of financial institutions, including, but not limited, to the following:

•
Abolishes the Company’s primary regulator, the OTS, which is to be merged into the Office of the Comptroller of the Currency (“OCC”) on July 21, 2011, unless the Secretary of the Treasury opts to delay the transfer for up to an additional six months.

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

We cannot determine the full effect of the Reform Act on the Company at this time as all of the regulations required under the Reform Act have not yet been written. There can be no assurance that the Reform Act will not have a material adverse effect on us or our results of operations.

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

Available Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  We make available free of charge on or through our web site at www.flushingbank.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.   Our SEC filings are also available to the public free of charge over the Internet at the SEC’s web site at http://www.sec.gov.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2010, our gross loan portfolio was $3,259.8 million, of which 91% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,252.2 million), commercial real estate ($662.8 million) and one-to-four family mixed-use property ($728.8 million), which combined represent 81% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, and commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, from time to time, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  At December 31, 2010, we had $28.8 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $60.1 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at December 31, 2010 was $88.9 million, or 2.7% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any sub prime loans.

Even in stable economic times, higher default rates may be expected for Alt A and similar loans. Although we attempted to incorporate the higher default rates associated with these loans into our pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans.  Worsening economic conditions, rising unemployment rates and/or other regional real estate price declines could even more significantly increase the default risks associated with these loans.  In addition, these same negative economic and market conditions could also significantly increase the default risk on loans for which we did not assume higher default and claim rates.

In assessing our future earnings prospects, investors should consider, among other things, our level of origination of one-to-four family residential, multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans, and commercial business and construction loans, and the greater risks associated with such loans. See “Business — Lending Activities” in Item 1 of this Annual Report.

Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited

We utilize brokered certificates of deposit as an additional funding source and to assist in the management of our interest rate risk. The Savings Bank had $513.6 million, or 16.1% of total deposits, and $430.8 million, or 16.0% of total deposits, in brokered deposit accounts at December 31, 2010 and December 31, 2009, respectively.  We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Savings Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

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

The maturity of brokered certificates of deposit could result in a significant funding source maturing at one time. Should this occur, it might be difficult to replace the maturing certificates with new brokered certificates of deposit. We have used brokers to obtain these deposits which results in depositors with whom we have no other relationships since these depositors are outside of our market, and there may not be a sufficient source of new brokered certificates of deposit at the time of maturity. In addition, upon maturity, brokers could require us to offer some of the highest interest rates in the country to retain these deposits, which would negatively impact our earnings. The Savings Bank mitigates this risk by obtaining brokered certificates of deposit with various maturities ranging up to five years, and attempts to avoid having a significant amount maturing in any one year.

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from commercial banks, other savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from other savings banks, commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. We launched an internet branch, “iGObanking.com®” a division of the Savings Bank, to provide us with access to consumers in markets outside our geographic locations. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than we do.

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

Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions

Our operating results are affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities.  The national and our local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market continued in 2010, although the downturn has slowed. These economic conditions can result in borrowers defaulting on their loans, or withdrawing their funds on deposit at the Banks to meet their financial obligations.  While we have seen an increase in deposits, we have also seen a significant increase in delinquent loans, resulting in an increase in our provision for loan losses. This increase in delinquent loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. Given New York City’s low vacancy rates, the properties have retained their value and have provided us with low loss content in our non-performing loans. We cannot predict the effect of these economic conditions on our financial condition or operating results.

A decline in the local or national economy or the New York City metropolitan area real estate market could adversely affect our financial condition and results of operations, including through decreased demand for loans or increased competition for good loans, increased non-performing loans and loan losses and resulting additional provisions for loan losses and for losses on real estate owned.  Although management believes that the current allowance for loan losses is adequate in light of current economic conditions, many factors could require additions to the allowance for loan losses in future periods above those currently maintained.  These factors include: (1) adverse changes in economic conditions and changes in interest rates that may affect the ability of borrowers to make payments on loans, (2) changes in the financial capacity of individual borrowers, (3) changes in the local real estate market and the value of our loan collateral, and (4) future review and evaluation of our loan portfolio, internally or by regulators.  The amount of the allowance for loan losses at any time represents good faith estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions, prevailing interest rates and other factors.  See “Business — General — Allowance for Loan Losses” in Item 1 of this Annual Report.

These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not result in an other-than-temporary impairment charge being recorded in our financial statements.”

Changes in Laws and Regulations Could Adversely Affect Our Business

From time to time, legislation, such as the Reform Act, is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies.  No prediction can be made as to the likelihood of any major changes (in addition to the Reform Act) or the impact such changes might have on us. For a discussion of regulations affecting us, see “Business —Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

There can be no assurance as to the actual impact that any laws, regulations or governmental programs that may be introduced or implemented in the future will have on the financial markets and the economy. A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our securities.

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

On July 21, 2010, President Obama signed the Reform Act into law.   The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  There are many provisions of the Reform Act which will be implemented through regulations to be adopted within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  The full impact of the changes in regulation will depend on new regulations that have yet to be written.  The new regulations could have a material adverse effect on our business, financial condition or results of operations.  Although it is not possible for us to determine at this time whether the Reform Act will have a material adverse effect on our business, financial condition or results of operations, we believe the following provisions of the Reform Act will have an impact on us:

•
New Regulatory Regime.  On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS, our primary federal regulator, will be eliminated and the OCC will take over the regulation of all federal savings banks, such as the Savings Bank.  The Federal Reserve will acquire the OTS’s authority over all savings and loan holding companies, such as the Holding Company, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, we will be subject to regulation, supervision and examination by two federal banking agencies, the OCC and the Federal Reserve, rather than just by the OTS, as is currently the case.  The Reform Act also provides for the creation of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.  As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

•
Consolidated Holding Company Capital Requirements.  The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of newly-issued trust preferred securities as a component of Tier 1 Capital for depository institution holding companies of our size.  As a result, on the fifth anniversary of the effective date of the Reform Act, we will become subject to consolidated capital requirements to which we have not previously been subject.

•
Roll Back of Federal Preemption.  The Reform Act significantly rolls back the federal preemption of state consumer protection laws that federal savings associations and national banks currently enjoy by (1) permitting federal preemption of a state consumer financial law only if such law prevents or significantly interferes with the exercise of a federal savings association’s or national bank’s powers or such state law is preempted by another federal law, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities that remove certain obstacles to the conversion of savings associations to national banks.  We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

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

The Rights Plan, as well as certain provisions of our certificate of incorporation and bylaws, the Savings Bank’s federal stock charter and bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Savings Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors.  The Rights Plan and those other provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in our interest, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and those other provisions may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Company more difficult.

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

The FDIC’s Recently Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations

On October 19, 2010, the FDIC Board adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act, rather than 1.15% by the end of 2016 (as required under the prior restoration plan).  Among other things, the new restoration plan provides that the FDIC will forego the uniform three basis point increases in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and maintains the current assessment rate schedule.  The FDIC intends to pursue further rulemaking regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as us) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.  In this connection, the FDIC Board recently approved a rule that will implement a provision in the Reform Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on total average assets less Tier 1 Capital (as defined for regulatory purposes).  The FDIC will also lower assessment rates, effective April 1, 2011, as the new assessment base will be based on assets rather than domestic deposits which would be a much larger assessment base than the current assessment base.  The range of the base assessment rates is 2.5 to 45 basis points, whereas the current range is 7 to 77.5 basis points.  In addition, the FDIC Board approved setting the designated DIF reserve ratio at 2% as a long-term, minimum goal, adopt a lower assessment rate schedule when the reserve ratio reaches 1.15% and, in lieu of FDIC dividends, adopt progressively lower assessment rate schedules when the reserve ratio reaches 2% and 2.5%.  Another rule recently approved by the FDIC Board, which replaces a proposed rule approved by the FDIC on April 13, 2010, would revise the deposit insurance assessment system for insured depository institutions with over $10 billion in assets.  This rule is not directly applicable to us.

There is no guarantee that the rules described above be sufficient for the DIF to meet its funding requirements, which may necessitate further rulemaking, special assessments or increases in deposit insurance premiums.  Any such future rulemaking, assessments or increases could have a further material impact on our results of operations.

We May Experience Increased Delays in Foreclosure Proceedings

Law enforcement authorities in all 50 states, as well as the United States Department of Justice and other federal agencies, have stated that they are investigating whether mortgage servicers have had irregularities in their foreclosure practices.  As a result, foreclosure proceedings face increasing delays and many banks have declared a temporary moratorium on foreclosures.  While we cannot predict the ultimate impact of any delay in foreclosure sales, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities.  Delays in foreclosure sales, including any delays beyond those currently anticipated, could increase the costs associated with our mortgage operations and make it more difficult for us to prevent losses in our loan portfolio.

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

The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market continued in 2010, although the downturn has slowed.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  The overall deterioration in economic conditions has subjected us to increased regulatory scrutiny.  In addition, further deterioration in national or local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.  These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities that we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not cause us to record an other-than-temporary impairment charge in our financial statements.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2010, we had goodwill with a carrying amount of $16.1 million.  Declines in the fair value of the reporting unit may result in a future impairment charge.  Any such impairment charge could have a material affect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2010, we have a deferred tax asset of $30.8 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes.  Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

At December 31, 2010, the Savings Bank conducted its business through 15 full-service offices and its internet branch, “iGObanking.com®”. The Commercial Bank conducted its business through three full-service branch offices which it shares with the Savings Bank. In January 2011, the Savings Bank opened its sixteenth full-service office. The Company’s executive offices are located in Lake Success, in Nassau County, NY.

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

Item 4.       Reserved.

PART II

Item 5.       Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2010, we had approximately 806 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.  Our stock closed at $14.00 on December 31, 2010.  The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated.  Such prices do not necessarily reflect retail markups, markdowns, or commissions.  See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2010			2009
	High	Low	Dividend	High	Low	Dividend
First Quarter	$13.86	$11.28	$0.13	$12.16	$4.03	$0.13
Second Quarter	15.00	11.86	0.13	11.86	5.86	0.13
Third Quarter	13.42	10.51	0.13	14.18	8.09	0.13
Fourth Quarter	14.68	11.52	0.13	11.89	10.17	0.13

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2010	-	$-	-	362,050
November 1 to November 30, 2010	-	-	-	362,050
December 1 to December 31, 2010	-	-	-	362,050
Total	-	$-	-

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

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2010:
	( a ) Number of securities to be issued upon exercise of outstanding options, warrants and rights	( b ) Weighted-average exercise price of outstanding options, warrants and rights	( c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,247,888	$14.51	277,643	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,247,888	$14.51	277,643	(1)

(1) Consists of 300 shares available for future non-full value awards and 277,343 shares available for future full value awards.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2005 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2005 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2010. The performance graph above is based upon closing prices on the trading date specified.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Flushing Financial Corporation	$100.00	$112.53	$109.01	$83.92	$84.04	$109.00
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Thrift Index	100.00	116.57	69.93	44.50	41.50	43.37
SNL Mid-Atlantic Thrift Index	100.00	116.61	96.01	79.57	75.89	87.15

Item 6.       Selected Financial Data.

At or for the years ended December 31,	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$4,324,745	$4,143,246	$3,949,471	$3,354,519	$2,836,521
Loans, net	3,248,630	3,200,159	2,960,662	2,702,118	2,324,748
Securities available for sale	804,189	683,804	747,261	440,100	330,587
Deposits	3,190,610	2,693,115	2,468,834	2,025,447	1,764,150
Borrowed funds	708,683	1,060,245	1,138,949	1,072,551	832,413
Total stockholders' equity	390,045	360,144	301,492	233,654	218,415
Common stockholders' equity	390,045	360,144	231,492	233,654	218,415
Book value per common share (1)	$12.48	$11.57	$10.70	$10.96	$10.34

Selected Operating Data
Interest and dividend income	$229,628	$230,061	$216,701	$193,562	$158,384
Interest expense	91,767	115,275	128,972	122,624	90,680
Net interest income	137,861	114,786	87,729	70,938	67,704
Provision for loan losses	21,000	19,500	5,600	-	-
Net interest income after provision for loan losses	116,861	95,286	82,129	70,938	67,704
Non-interest income:
Net gains on sales of securities and loans	7	1,613	354	700	813
Other-than-temporary credit impairment charge on securities	(2,045)	(5,894)	(27,575)	(4,710)	-
Net gain from fair value adjustments	47	4,968	20,090	2,685	-
Other income	10,291	10,268	14,099	11,578	8,982
Total non-interest income	8,300	10,955	6,968	10,253	9,795
Non-interest expense	70,385	64,909	54,781	50,076	42,742
Income before income tax provision	54,776	41,332	34,316	31,115	34,757
Income tax provision	15,941	15,771	12,057	10,930	13,118
Net income	$38,835	$25,561	$22,259	$20,185	$21,639

Basic earnings per common share (2)	$1.28	$0.91	$1.10	$1.02	$1.16
Diluted earnings per common share (2)	$1.28	$0.91	$1.09	$1.01	$1.14
Dividends declared per common share (2)	$0.52	$0.52	$0.52	$0.48	$0.44
Dividend payout ratio	40.6%	57.1%	47.3%	47.1%	37.9%
			(Footnotes on the following page)

At or for the years ended December 31,	2010		2009		2008		2007		2006

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.92%		0.63%		0.62%		0.66%		0.84%
Return on average equity	10.32		7.80		9.55		9.15		11.14
Average equity to average assets	8.89		8.06		6.54		7.19		7.58
Equity to total assets	9.02		8.69		7.63		6.97		7.70
Interest rate spread	3.27		2.76		2.43		2.23		2.54
Net interest margin	3.43		2.96		2.60		2.44		2.78
Non-interest expense to average assets	1.66		1.60		1.54		1.63		1.67
Efficiency ratio	47.37		51.76		55.11		60.20		55.21
Average interest-earning assets to average interest-bearing liabilities	1.07	x	1.07	x	1.04	x	1.05	x	1.06	x

Regulatory capital ratios: (3)
Tangible capital	9.18%		8.84%		7.92%		7.27%		6.91%
Core capital	9.18		8.84		7.92		7.27		6.91
Total risk-based capital	14.34		13.49		13.02		11.20		10.99

Asset quality ratios:
Non-performing loans to gross loans (4)	3.86%		2.68%		1.35%		0.22%		0.13%
Non-performing assets to total assets (5)	3.07		2.32		1.03		0.18		0.11
Net charge-offs to average loans	0.42		0.33		0.04		0.02		-
Allowance for loan losses to gross loans	0.85		0.63		0.37		0.25		0.30
Allowance for loan losses to total non-performing assets (5)	20.87		21.10		27.09		112.57		225.72
Allowance for loan losses to total non-performing loans (4)	21.99		23.67		27.59		112.57		225.72

Full-service customer facilities	15		15		14		14		12

(1)
Calculated by dividing common stockholders’ equity of $390.0 million and $360.1 million at December 31, 2010 and 2009, respectively, by 31,255,934 and 31,127,664 shares outstanding at December 31, 2010 and 2009, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

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

During 2006, the Savings Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2010, the business banking unit had $268.0 million in loans outstanding and $32.2 million of customer deposits.

On November 27, 2006, the Savings Bank launched an internet branch, iGObanking.com®, which provides us access to consumers in markets outside our geographic locations.  Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications. As of December 31, 2010, the internet branch had $479.4 million of customer deposits.

During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank is not considered an eligible bank or trust company for this purpose.  The Commercial Bank does not originate loans.  As of December 31, 2010, the Commercial Bank had $570.5 million of customer deposits.

On December 19, 2008, under the Troubled Asset Relief Program (“TARP”) we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the U.S. Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier 1 Capital and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of the Common Stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of EESA as implemented by any guidance or regulation under Section 111(b) of EESA that had been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the Warrant were reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million. At the time we redeemed the preferred stock, we wrote off the unamortized issuance costs of the preferred stock of $1.3 million. This write-off reduced diluted earnings per common share by $0.06 for the full year of 2009.

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

Multi-Family Residential and One-to-Four Family Lending.  In recent years, we have emphasized the origination of higher-yielding multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. During 2009 and 2010, we reduced our emphasis on commercial real estate lending. We expect to continue this emphasis on higher-yielding multi-family residential and one-to-four family mixed-use property mortgage loan products, while we continue to deemphasize commercial real estate lending.

The following table shows loan originations and purchases during 2010, and loan balances as of December 31, 2010.

	Loan Originations and Purchases	Loan Balances December 31, 2010	Percent of Gross Loans
	(Dollars in thousands)
Multi-family residential	$171,238	$1,252,176	38.41%
Commercial real estate	33,697	662,794	20.33
One-to-four family ― mixed-use property	29,415	728,810	22.36
One-to-four family ― residential	34,694	241,376	7.40
Co-operative apartment	407	6,215	0.19
Construction	10,493	75,519	2.32
Small Business Administration	3,869	17,511	0.54
Taxi Medallion	74,226	88,264	2.71
Commercial Business and Other	58,496	187,161	5.74
Total	$416,535	$3,259,826	100.00%

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

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens.   Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens.  Queens in particular exhibits a high level of ethnic diversity.  An important element of our strategy is to service the multi-ethnic consumer and business.  We have a particular concentration in the Asian communities- among them Chinese and Korean populations.  Both groups are noted for high levels of savings, education and entrepreneurship.  In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages.   We have an Asian advisory board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community.  Our focus on the Asian community in Queens, where we have four branches, has resulted in us obtaining approximately $400 million in deposits in these branches.  We also have over $200 million of loans and lines of credit outstanding to borrowers in the Asian community.

Maintain Asset Quality.  By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $13.6 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Savings Bank on a monthly basis. We have sold and may continue to sell delinquent mortgage loans. We sold 20 delinquent mortgage loans totaling $8.8 million and 17 delinquent mortgage loans totaling $6.3 million during the years ended December 31, 2010 and 2009, respectively. We recorded net charge-offs of $0.7 million and $0.1 million to the allowance for loan losses for the non-performing loans that were sold during 2010 and 2009, respectively. We realized gross gains of $21,000 and $4,000 on the sale of non-performing mortgage loans for the years ended December 31, 2010 and 2009, respectively.  We realized gross losses of $3,000 on the sale of non-performing mortgage loans for the year ended December 31, 2010. We did not record any gross losses for the year ended December 31, 2009. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $132.7 million and $93.3 million at December 31, 2010 and 2009, respectively. Non-performing assets as a percentage of total assets were 3.07% and 2.25% at December 31, 2010 and 2009, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have a business banking operation that we designed specifically to develop full business relationships thereby bringing in lower cost checking and money market deposits. At December 31, 2010, deposits balances in the business sector are $32.2 million. We also have an internet branch, “iGObanking.com®”, as a division of the Savings Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $479.4 million at December 31, 2010, at rates lower than our current certificates of deposit base and borrowings. The Savings Bank’s wholly owned subsidiary, Flushing Commercial Bank, is a New York State chartered commercial bank, formed for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts as an additional source of deposits. At December 31, 2010, deposits in Flushing Commercial Bank totaled $570.5 million at rates below our average cost of funds.  We also obtain deposits through brokers and the CDARS® network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Banks are members of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. These borrowings help us fund asset growth and increase net interest income. During 2010, we realized an increase in Due to depositors of $497.0 million, as core deposits increased $206.9 million and certificates of deposit increased $290.1 million. At the same time we were able to reduce our borrowed funds by $351.6 million.

Cross Sell to Lending and Deposit Customers. A significant portion of our lending and deposit customers do not have both their loans and deposits with us. We intend to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded in the past four years and are expected to be further expanded in 2011 to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

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

We have in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches.  We have in the past opened new branches.  One branch opened in Brooklyn in the first quarter of 2011.  We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve.

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

 Trends and Contingencies  Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates rose during the first half of 2006, remained at those levels throughout most of 2007, and declined from 2008 through 2010, we remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

The New York City metropolitan area, our primary market for lending, was generally considered to be in a recession from December 2007 through the middle of 2009.  In the New York City metropolitan area, building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. The home price index for the New York City metropolitan area declined from the beginning of 2007 to the end of 2009 by approximately 19.5%, before increasing approximately 3.2% in 2010. The value of multi-family and commercial properties showed similar price movements. Sales of residential real estate in 2010 were approximately half of the level of sales seen in 2007, while sales of commercial real estate showed a greater decline.

Building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. This resulted in increased unemployment and declining property values. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The unemployment rate in our market was 8.9%, 10.5% and 6.9% for December 2010, 2009 and 2008, respectively according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This deterioration in the economy resulted in an increase in our non-performing loans to $126.0 million at December 31, 2010 from $85.9 million at December 31, 2009 and $40.1 million at December 31, 2008. While non-performing loans have increased, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. The deterioration in the economy also resulted in an increase in charge-offs from impaired loans, which increased to $13.6 million in 2010 from $10.4 million in 2009 and $1.3 million in 2008.  The majority of charge-offs we recorded were to reduce the carrying value of impaired loans to their fair value. We increased our provision for loan losses to $21.0 million in 2010 compared to $19.5 million in 2009 and $5.6 million in 2008. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

In addition, in response to the economic conditions in our market combined with the increase in non-performing loans, we began tightening our underwriting standards in 2008 to reduce the risk associated with lending.

The following changes were made in our underwriting standards since 2008 to reduce the risk associated with lending on income producing real estate properties:

▪
When borrowers requested a refinance of an existing mortgage loan when they had acquired the property or obtained their existing loan within two years of the request, we generally required evidence of improvements to the property that increased the property value to support the additional funds and generally restricted the loan-to-value ratio for the new loan to 65% of the appraised value.

▪
The debt coverage ratio was increased and the loan-to-value ratio decreased for income producing properties with fewer than ten units. This required the borrower to have an additional investment in the property than previously required and provided additional protection should rental units become vacant.

▪
Borrowers who owned multiple properties were required to provide detail on all their properties to allow us to evaluate their total cash flow requirements. Based on this review, we may decline the loan application, or require a lower loan-to-value ratio and a higher debt coverage ratio.

▪
Income producing properties with existing rents that were at or above the current market rent for similar properties were required to have a higher debt coverage ratio to provide protection should rents decline.

▪	Borrowers purchasing properties were required to demonstrate they had satisfactory liquidity and management ability to carry the property should vacancies occur or increase.

The following changes were made in our underwriting standards since 2008 to reduce the risk on one-to-four family residential property mortgage loans and home equity lines of credit:

▪
We discontinued originating home equity lines of credit without verifying the borrower’s income. This was done in two stages. Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000. Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit.

▪	We discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010.

The following changes were made in our underwriting standards since 2008 to reduce the risk associated with business lending:

▪
All borrowers obtaining a business loan were required to submit a complete financial information package, regardless of the amount of the loan. Previously, borrowers for SBA Express loans and other loans under $150,000 had been exempt from this requirement.

▪
Background checks on all borrowers and guarantors for business loans were expanded to identify and review information in more public records, including a search for judgments, liens, negative press articles, and affiliations with other entities.

▪	The guarantee of related business entities providing cash flow to the borrowing entity became required for business loans.

▪	The allowable percentage of inventory and accounts receivable pledged as collateral for a business loan was reduced.

▪	We established specific risk acceptance criteria for private not for profit schools.

During 2010 and 2009, we reduced our focus on commercial real estate and one-to-four family mixed-use residential property mortgage loans, which represented $300.6 million, or 50%, of our mortgage loan originations and purchases in 2008 compared to $112.3 million, or 28%, in 2009, and $63.1 million, or 15%, in 2010. In addition to reducing our focus on commercial real estate lending, we further reduced our origination of smaller commercial real estate properties. We also reduced our focus on construction lending, which we reduced from $30.7 million in advances on existing loans in 2008 to $10.5 million in advances on existing loans in 2010, and new construction loan approvals from $27.2 million in 2008 to $2.2 million in 2010. We reduced our focus on these types of loans due to changes in market conditions, increasing delinquencies and losses incurred on delinquent loans associated with these types of loans.

We also shifted our focus in multi-family lending to larger properties. Our review of delinquent multi-family mortgage loans revealed that the majority of our delinquent multi-family mortgage loans were on smaller properties with fewer rental units. We concluded that the more units a property had to rent, the less likely vacancies would cause a disruption in the property’s cash flow.

While we primarily rely on originating our own loans, we purchased $14.7 million of loans in 2010 compared to $43.3 million in 2009 and $65.3 million in 2008. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The economic conditions we have experienced since the end of 2007 reduced loan demand in our market. In addition, the tightening of our underwriting standards and the shift in our lending focus also contributed to reducing our total loan originations and purchases. While we had not targeted a reduced level of loan originations for 2010 and 2009, the combination of the above events resulted in a decline in our loan originations to $416.5 million in 2010 from $500.6 million in 2009 and $667.6 million in 2008. The number of loans originated during this three year period also declined, while the average loan size increased during the same period.

During the three year period ended December 31, 2010, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 91.0% of our portfolio at December 31, 2010 compared to 91.9% at December 31, 2009 and 94.3% at December 31, 2008. Multi-family residential mortgage loans comprised 38.4%, 36.2% and 33.8% of our loan portfolio at December 31, 2010, 2009 and 2008, respectively. Commercial real estate mortgage loans comprised 20.3%, 21.4% and 23.2% of our loan portfolio at December 31, 2010, 2009 and 2008, respectively. One-to-four family mixed-use property mortgage loans comprised 22.4%, 23.2% and 25.5% of loan portfolio at December 31, 2010, 2009 and 2008, respectively. One-to-four family residential mortgage loans comprised 7.6%, 8.0% and 8.3% of loan portfolio at December 31, 2010, 2009 and 2008, respectively.

Due to depositors increased $497.0 million, $228.7 million and $434.7 million in 2010, 2009 and 2008, respectively.  Lower-costing core deposits increased $206.9 million, $434.7 million and $165.6 million during 2010, 2009 and 2008, respectively. Higher-costing certificates of deposit increased $205.9 million and $269.1 million during 2010 and 2008, respectively and decreased $205.9 million during 2009. Brokered deposits represented 16.1%, 16.0% and 15.6% of total deposits at December 31, 2010, 2009 and 2008, respectively.

Prevailing interest rates affect the extent to which borrowers repay and refinance loans. In a declining interest rate environment, the number of loan prepayments and loan refinancing tends to increase, as do prepayments of mortgage-backed securities. Call provisions associated with our investments in U.S. government agency and corporate securities may also adversely affect yield in a declining interest rate environment. Such prepayments and calls may adversely affect the yield of our loan portfolio and mortgage-backed and other securities as we reinvest the prepaid funds in a lower interest rate environment. However, we typically receive additional loan fees when existing loans are refinanced, which partially offsets the reduced yield on our loan portfolio resulting from prepayments. In periods of low interest rates, our level of core deposits also may decline if depositors seek higher-yielding instruments or other investments not offered by us, which in turn may increase our cost of funds and decrease our net interest margin to the extent alternative funding sources, are utilized. By contrast, an increasing interest rate environment would tend to extend the average lives of lower yielding fixed rate mortgages and mortgage-backed securities, which could adversely affect net interest income. In addition, depositors tend to open longer term, higher costing certificate of deposit accounts which could adversely affect our net interest income if rates were to subsequently decline. Additionally, adjustable rate residential mortgage loans and mortgage-backed securities generally contain interim and lifetime caps that limit the amount the interest rate can increase at re-pricing dates.

During the year ended December 31, 2010, we extended the term of ten business loans totaling $5.4 million, 31 mortgage loans totaling $28.4 million, and 20 construction loans with total available lines of credit of $56.3 million, which we did not consider as non-performing loans nor troubled debt restructured. Each of these loans was extended in accordance with our lending policies, which required the loans to be fully underwritten, and that each of the borrowers is current as to payments. None of these borrowers was experiencing financial difficulties, and none received a below market interest rate or other favorable terms at the time the loans were extended.  Therefore, we did not consider these loans to be troubled debt restructured.

We attempt to pursue the guarantor on all loans for which a loss has been incurred and for which a guarantee was obtained, when, after considering the benefits and costs, we have concluded we will be successful in recovering at least a portion of the loss we incurred. The success of this pursuit is based on the assets the guarantor holds when we obtain a judgment.

During 2010, we sought performance under guarantees on 26 business loans, seeking judgments in excess of $0.5 million, and ten real estate mortgage loans, seeking judgments in excess of $4.0 million. As of December 31, 2010, we had realized recoveries of $0.1 million on the business loans, and had not received any recoveries on the real estate mortgage loans. During 2009, we sought performance under guarantees on 30 business loans, seeking judgments in excess of $4.0 million, and two real estate mortgage loans, seeking judgments in excess of $1.2 million. As of December 31, 2009, we had realized recoveries of $0.1 million on the business loans, and had not received any recoveries on the real estate mortgage loans. In addition, during the year ended December 31, 2010, we realized recoveries of $0.8 million on business loans for which we sought judgments during the year ended December 31, 2009.

During 2010 our net interest margin improved 47 basis points to 3.43% for the year ended December 31, 2010 from 2.96% for the comparable period in 2009.  This increase in the net interest margin resulted in a $23.1 million increase in net interest income to $137.9 million for the year ended December 31, 2010 from $114.8 million in the comparable period in 2009.  The improvement in the net interest margin for 2010 was generated through a reduction in our funding costs. During 2010 we continued to focus on growing our core deposits, which increased $206.9 million in 2010, and reducing our borrowed funds, which decreased $351.6 million in 2010. At the same time we also looked to extend the maturity of deposits to protect against future rising interest rates. We therefore increased certificates of deposit accounts by $290.1 million to $1,520.6 million at December 31, 2010 from $1,230.5 million at December 31, 2009.  As a result of these changes to our funding mix, and a favorable interest rate environment, we were able to reduce our cost of funds 72 basis points to 2.45% for the year ended December 31, 2010 from 3.17% for the year ended December 31, 2009.

We are unable to predict the direction of future interest rate changes. Approximately 23% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 16% and 21%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2010
	Three Months And Less	More Than Three Months To One Year	More Than One Year To Three Years	More Than Three Years To Five Years	More Than Five Years To Ten Years	More Than Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$240,638	$647,270	$1,102,134	$640,565	$306,450	$46,716	$2,983,773
Other loans	54,670	56,161	69,437	75,453	25,839	10,996	292,556
Short-term securities (1)	42,551	-	-	-	-	-	42,551
Securities available for sale:
Mortgage-backed securities	41,700	88,055	292,977	181,619	104,535	45,191	754,077
Other	10,624	5,413	10,366	-	-	23,709	50,112
Total interest-earning assets	390,183	796,899	1,474,914	897,637	436,824	126,612	4,123,069

Interest-Bearing Liabilities
Savings accounts	20,397	61,191	163,176	71,874	71,874	-	388,512
NOW accounts	-	-	-	-	-	786,015	786,015
Money market accounts	14,880	44,640	119,040	119,040	74,398	-	371,998
Certificate of deposit accounts	156,874	205,517	674,192	441,634	42,355	-	1,520,572
Mortgagors' escrow deposits	-	-	-	-	-	27,315	27,315
Borrowings	47,396	104,154	278,752	92,287	186,094	-	708,683
Total interest-bearing liabilities (2)	$239,547	$415,502	$1,235,160	$724,835	$374,721	$813,330	$3,803,095

Interest rate sensitivity gap	$150,636	$381,397	$239,754	$172,802	$62,103	$(686,718)	$319,974
Cumulative interest-rate sensitivity gap	$150,636	$532,033	$771,787	$944,589	$1,006,692	$319,974
Cumulative interest-rate sensitivity gap as a percentage of total assets	0.19%	-0.55%	8.97%	15.59%	14.56%	6.00%

Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	162.88%	181.22%	140.83%	136.12%	133.67%	108.41%

(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $96.2 million at December 31, 2010.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OTS currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OTS uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2010. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2010, we were within the guidelines established by the Board of Directors for each interest rate level.

Change in Interest Rate	Projected Percentage Change In				Net Portfolio Value Ratio
	Net Interest Income		Net Portfolio Value
	2010	2009	2010	2009	2010	2009
-200 basis points	-4.64%	-0.49%	7.37%	4.06%	10.93%	13.25%
-100 basis points	-2.13	0.74	5.49	7.38	10.79	12.85
Base interest rate	―	―	―	―	10.36	12.14
+100 basis points	-3.21	-3.52	-14.06	-10.59	9.13	11.08
+200 basis points	-7.55	-3.76	-31.78	-11.22	7.47	10.06

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2010				2009				2008
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,956,514	$182,086	6.16%		$2,865,591	$182,132	6.36%		$2,680,556	$179,313	6.69%
Other loans, net (1)(2)	281,977	15,383	5.46		220,304	12,185	5.53		161,377	10,691	6.62
Total loans, net	3,238,491	197,469	6.10		3,085,895	194,317	6.30		2,841,933	190,004	6.69
Mortgage-backed securities	673,000	30,246	4.49		690,181	33,430	4.84		420,815	21,836	5.19
Other securities	54,069	1,819	3.36		55,805	2,223	3.98		82,351	4,267	5.18
Total securities	727,069	32,065	4.41		745,986	35,653	4.78		503,166	26,103	5.19
Interest-earning deposits and federal funds sold	51,951	94	0.18		47,639	91	0.19		32,350	594	1.84
Total interest-earning assets	4,017,511	229,628	5.72		3,879,520	230,061	5.93		3,377,449	216,701	6.42
Other assets	217,039				186,087				184,377
Total assets	$4,234,550				$4,065,607				$3,561,826

Interest-bearing liabilities:
Deposits:
Savings accounts	$413,657	3,334	0.81		$422,399	5,529	1.31		$365,885	7,793	2.13
NOW accounts	683,390	7,511	1.10		373,854	5,906	1.58		147,003	3,688	2.51
Money market accounts	394,536	3,713	0.94		334,703	5,290	1.58		303,776	9,704	3.19
Certificate of deposit accounts	1,348,439	39,044	2.90		1,423,746	49,987	3.51		1,275,964	55,501	4.35
Total due to depositors	2,840,022	53,602	1.89		2,554,702	66,712	2.61		2,092,628	76,686	3.66
Mortgagors' escrow accounts	38,245	53	0.14		35,879	66	0.18		35,465	68	0.19
Total interest-bearing deposits	2,878,267	53,655	1.86		2,590,581	66,778	2.58		2,128,093	76,754	3.61
Borrowings	864,173	38,112	4.41		1,043,202	48,497	4.65		1,107,634	52,218	4.71
Total interest-bearing liabilities	3,742,440	91,767	2.45		3,633,783	115,275	3.17		3,235,727	128,972	3.99
Non interest-bearing demand deposits	88,238				76,559				71,613
Other liabilities	27,581				27,379				21,413
Total liabilities	3,858,259				3,737,721				3,328,753
Equity	376,291				327,886				233,073
Total liabilities and equity	$4,234,550				$4,065,607				$3,561,826

Net interest income / net interest rate spread (3)		$137,861	3.27%			$114,786	2.76%			$87,729	2.43%

Net interest-earning assets / net interest margin (4)	$275,071		3.43%		$245,737		2.96%		$141,722		2.60%

Ratio of interest-earning assets to interest-bearing liabilities			1.07	X			1.07	X			1.04	X

(1)	Average balances include non-accrual loans.
(2)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.2 million, $0.7 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009			Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$5,734	$(5,780)	$(46)	$11,963	$(9,144)	$2,819
Other loans, net	3,355	(157)	3,198	3,454	(1,960)	1,494
Mortgage-backed securities	(816)	(2,368)	(3,184)	13,154	(1,560)	11,594
Other securities	(67)	(337)	(404)	(1,189)	(855)	(2,044)
Interest-earning deposits and
federal funds sold	8	(5)	3	195	(698)	(503)
Total interest-earning assets	8,214	(8,647)	(433)	27,577	(14,217)	13,360

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(113)	(2,082)	(2,195)	1,070	(3,334)	(2,264)
NOW accounts	3,799	(2,194)	1,605	3,993	(1,775)	2,218
Money market accounts	829	(2,406)	(1,577)	901	(5,315)	(4,414)
Certificate of deposit accounts	(2,553)	(8,390)	(10,943)	5,970	(11,484)	(5,514)
Mortgagors' escrow accounts	3	(16)	(13)	1	(3)	(2)
Borrowings	(7,984)	(2,401)	(10,385)	(3,052)	(669)	(3,721)
Total interest-bearing liabilities	(6,019)	(17,489)	(23,508)	8,883	(22,580)	(13,697)

Net change in net interest income	$14,233	$8,842	$23,075	$18,694	$8,363	$27,057

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General.  Net income for the year ended December 31, 2010 was $38.8 million, an increase of $13.3 million or 51.93%, as compared to $25.6 million for the year ended December 31, 2009. Diluted earnings per common share were $1.28 for the year ended December 31, 2010, an increase of $0.37, or 40.66%, from $0.91 in the year ended December 31, 2009. The percentage increase in diluted earnings per common share was less than the percentage increase in net income due to the net effect of a 30.62% increase in average common shares used in the computation of diluted earnings per common share and the redemption of preferred stock in October 2009. These additional shares were issued in the common stock offering completed in September 2009.

Return on average equity was 10.32% for the year ended December 31, 2010 compared to 7.80% for the year ended December 31, 2009. Return on average assets was 0.92% for the year ended December 31, 2010 compared to 0.63% for the year ended December 31, 2009.

Interest Income.  Interest income decreased $0.4 million, or 0.19%, to $229.6 million for the year ended December 31, 2010 from $230.1 million for the year ended December 31, 2009. The decrease in interest income was primarily due to a 20 basis point reduction in the yield of the loan portfolio to 6.10% for the year ended December 31, 2010 from 6.30% for the year ended December 31, 2009, combined with a 37 basis point decline in the yield of total securities to 4.41% for the year ended December 31, 2010 from 4.78% for the comparable period in 2009.  The 20 basis point decrease in the loan portfolio was primarily due to a decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income. The 37 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio declined 20 basis points to 6.16% for the year ended December 31, 2010 from 6.36% for the year ended December 31, 2009.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 20 basis points to 6.10% for the year ended December 31, 2010 from 6.30% for the year ended December 31, 2009. The decline in the yield of interest-earning assets was partially offset by an increase of $152.6 million in the average balance of the loan portfolio to $3,238.5 million for the year ended December 31, 2010.

Interest Expense. Interest expense decreased $23.5 million, or 20.39%, to $91.8 million for the year ended December 31, 2010 from $115.3 million for the year ended December 31, 2009. The decrease in the cost of interest-bearing liabilities is primarily attributable to the Banks reducing the rates it pays on its deposit products and the Banks’ focus on increasing lower costing core deposits and reducing borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 61 basis points, 64 basis points, 50 basis points and 48 basis points, respectively, for the year ended December 31, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of Due to depositors of 72 basis points to 1.89% for the year ended December 31, 2010 from 2.61% for the year ended December 31, 2009. The cost of borrowed funds also decreased 24 basis points to 4.41% for the year ended December 31, 2010 from 4.65% for the year ended December 31, 2009. The combined average balances of lower-costing core deposits increased a total of $360.6 million for the year ended December 31, 2010 compared to the prior year, while the average balance of higher-costing certificates of deposits decreased $75.3 million for the year ended December 31, 2010 from the prior year. The average balance of borrowed funds declined $179.0 million to $864.2 million for the year ended December 31, 2010 from $1,043.2 million for the prior year, as the increase in deposits allowed us to decrease borrowed funds.

Net Interest Income. Net interest income for the year ended December 31, 2010 totaled $137.9 million, an increase of $23.1 million, or 20.10%, from $114.8 million for 2009.  The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $138.0 million, to $4,017.5 million for the year ended December 31, 2010, combined with an increase in the net interest spread of 51 basis points to 3.27% for the year ended December 31, 2010.  The yield on interest-earning assets decreased 21 basis points to 5.72% for the year ended December 31, 2010 from 5.93% for the year ended December 31, 2009. However, this was more than offset by a decline in the cost of funds of 72 basis points to 2.45% for the year ended December 31, 2010 from 3.17% for the prior year. The net interest margin improved 47 basis points to 3.43% for the year ended December 31, 2010 from 2.96% for the year ended December 31, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.39% and 2.92% for the years ended December 31, 2010 and 2009, respectively.

Provision for Loan Losses.  A provision for loan losses of $21.0 million was recorded for the year ended December 31, 2010 compared to $19.5 million recorded in the year ended December 31, 2009. The provision for loan losses recorded in 2010 was primarily due to an increase in both non-performing loans and the level of charge-offs recorded in 2010.  This increase in non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties that are located in the New York City metropolitan market. The Savings Bank continues to maintain conservative underwriting standards that include, among other things, a loan to value ratio of 75% or less and a debt coverage ratio of at least 125%. However, given the increase in non-performing loans, the current economic uncertainties, and the charge-offs recorded during 2010, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an additional provision for possible loan losses in the year ended 2010.

The ratio of non-performing loans to gross loans was 3.86% and 2.68% at December 31, 2010 and 2009, respectively.  The allowance for loan losses as percentage of non-performing loans was 22% and 24% at December 31, 2010 and 2009, respectively.  The ratio of allowance for loan losses to gross loans was 0.85% and 0.63% at December 31, 2010 and 2009, respectively. The Company experienced net charge-offs of $13.6 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively.

        Non-Interest Income.  Non-interest income decreased $2.7 million, or 24.24%, for the year ended December 31, 2010 to $8.3 million, as compared to $11.0 million for the year ended December 31, 2009.  The decrease in non-interest income was primarily due to a $4.9 million decline in net gains recorded from fair value adjustments and a $1.4 million decrease in net gains from the sale of securities for the year ended December 31, 2010 as compared to the year ended December 31, 2009. These reductions to non-interest income were partially offset by a $3.9 million decrease in other-than-temporary impairment (“OTTI”) charges recorded during the year ended December 31, 2010 from the prior year.

           Non-Interest Expense. Non-interest expense was $70.4 million for the year ended December 31, 2010, an increase of $5.5 million, or 8.44%, from $64.9 million for the year ended December 31, 2009. Salary and employee benefits, occupancy and equipment expense, professional services and other operating expense increased $4.9 million, $0.4 million, $0.6 million and $1.1 million, respectively, which are primarily attributed to the growth of the Company. FDIC insurance decreased $1.5 million from the prior year, primarily due to a $2.0 million special assessment levied by the FDIC during the year ended December 31, 2009 partially offset by an increase in deposits during the year ended

December 31, 2010. The efficiency ratio improved to 47.37% for the year ended December 31, 2010 from 51.76% for the year ended December 31, 2009.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2010 increased $0.2 million to $15.9 million, compared to $15.8 million for the year ended December 31, 2009.  This increase was primarily attributed to the increase of $13.4 million in income before income taxes offset by the effect of the New York State legislature passing a significant change to New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the long-standing "percentage of taxable income" as a method for determining bad debt deductions. The change in the tax law also eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial-like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank has reversed approximately $5.5 million of net tax liabilities through income during the year ended December 31, 2010.

Excluding this net income tax recapture, income tax expense would have increased $5.7 million for the year ended December 31, 2010 from that reported for the year ended December 31, 2009.

The effective tax rate was 29.1% and 38.2% for the years ended December 31, 2010 and 2009, respectively. The decrease in the effective tax rate was due to the net income tax recapture as a result of the legislation passed by the New York State legislature. Excluding this recapture, the effective tax rate for the year ended December 31, 2010 would have been 39.1%.

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

Interest Income. Interest income increased $13.4 million, or 6.2%, to $230.1 million for the year ended December 31, 2009 from $216.7 million for the year ended December 31, 2008. This was the result of a $502.1 million increase in the average balance of interest-earning assets during 2009 compared to 2008, partially offset by a 49 basis point decrease in the yield of interest-earning assets during 2009 compared to 2008. The decline in the yield of interest-earning assets was primarily due to a 39 basis point reduction in the yield of the loan portfolio combined with a $258.1 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits, with each having a lower yield than the average yield of total interest-earning assets.  The 39 basis point reduction in the yield of the loan portfolio to 6.30% for the year ended December 31, 2009 from 6.69% for the year ended December 31, 2008 was primarily due to a decline in prepayment penalty income, adjustable rate loans adjusting down as rates have continued to decline, and an increase in non-accrual loans for which we do not accrue interest income.  The yield on the mortgage loan portfolio declined 33 basis points to 6.36% for the year ended December 31, 2009 from 6.69% for the year ended December 31, 2008.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 24 basis points to 6.31% for the year ended December 31, 2009 from 6.55% for the year ended December 31, 2008. The decline in the yield of interest-earning assets was partially offset by an increase of $244.0 million in the average balance of the loan portfolio to $3,085.9 million for the year ended December 31, 2009.

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

Interest Expense. Interest expense decreased $13.7 million, or 10.6%, to $115.3 million for the year ended December 31, 2009 from $129.0 million for the year ended December 31, 2008. An 82 basis point reduction in the cost of interest-bearing liabilities to 3.17% for the year ended December 31, 2009 from 3.99% for the year ended December 31, 2008 more than offset an increase of $398.1 million in the average balance of interest-bearing liabilities to $3,633.8 million for the year ended December 31, 2009 from $3,235.7 million for the year ended December 31, 2008.  The decrease in the cost of interest-bearing liabilities is primarily attributed to the Federal Open Market Committee lowering the overnight interest rate throughout 2008, and maintaining the targeted Fed Funds rate in a range of 0.00% to 0.25% during the year ended December 31, 2009. This has allowed the Banks to reduce the rates they pay on their deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 84 basis points, 161 basis points, 82 basis points and 93 basis points respectively, for the year ended December 31, 2009 compared to the same period in 2008.  The cost of Due to depositors was also reduced due to the Banks focus on increasing lower-costing core deposits. The combined average balances of lower-costing savings, money market and NOW accounts increased a total of $314.3 million for the year ended December 31, 2009 compared to the same period in 2008, partially offset by the average balance of higher-costing certificates of deposits increasing $147.8 million for the year ended December 31, 2009 compared to the comparable period in 2008. This resulted in a decrease in the cost of Due to depositors of 105 basis points to 2.61% for the year ended December 31, 2009 from 3.66% for the year ended December 31, 2008. The increase in deposits allowed the Savings Bank to reduce its reliance on borrowings, as the average balance of borrowings declined $64.4 million to $1,043.2 million for the year ended December 31, 2009 from $1,107.6 million for the year ended December 31, 2008, with the cost of borrowings decreasing six basis points to 4.65% for the year ended December 31, 2009 from 4.71% for the year ended December 31, 2008.

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

Non-Interest Income.  Non-interest income increased $4.0 million for the year ended December 31, 2009 to $11.0 million, or 57.2%, as compared to $7.0 million for the year ended December 31, 2008. The net gain recorded from financial assets and financial liabilities carried at fair value decreased $15.1 million to a net gain of $5.0 million for the year ended December 31, 2009 compared to a net gain of $20.1 million for the year ended December 31, 2008. The $15.1 million decline in fair value net gains was more than offset by a $21.7 million decline in OTTI charges to $5.9 million for the year ended December 31, 2009 from $27.6 million for the year ended December 31, 2008. The OTTI charges for 2009 related to two pooled trust preferred securities totaling $2.8 million and four private issue collateralized mortgage obligations totaling $3.1 million compared to a $27.6 million OTTI charge on investments in Freddie Mac and Fannie Mae preferred stocks for the year ended December 31, 2008. The year ended December 31, 2008 also included income of $2.4 million representing a partial recovery of a loss sustained in 2002 on a WorldCom, Inc. senior note. This amount was received as a result of a class action litigation settlement, and was included in Other Income.

Non-Interest Expense. Non-interest expense was $64.9 million for the year ended December 31, 2009, an increase of $10.1 million, or 18.5%, from $54.8 million for the year ended December 31, 2008. Employee salary and benefits increased $3.8 million, which was primarily attributed to the growth of the Company, including one new branch and the expansion of the collections department, and increased costs for postretirement benefits. Occupancy and equipment, data processing, and depreciation and amortization increased $0.3 million, $0.2 million and $0.3 million, respectively, primarily due to the growth of the Company.  Other operating expense increased $0.8 million primarily due an increase in foreclosure expense as non-performing loans increased from the prior year period. FDIC insurance increased $4.9 million compared to the comparable prior year period, as the FDIC raised the deposit insurance premiums during 2009, and a $2.0 million special assessment was levied during the quarter ended June 30, 2009 by the FDIC to partially replenish the deposit insurance fund.  The efficiency ratio was 51.8% and 55.1% for the years ended December 31, 2009 and 2008, respectively.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2009 increased $3.7 million to $15.8 million, compared to $12.1 million for the year ended December 31, 2008.  This increase was primarily attributed to the increase of $7.0 million in income before income taxes combined with an increase in the effective tax rate to 38.2% for the year ended December 31, 2009 from 35.1% for the year ended December 31, 2008. The increase in the effective tax rate was the result of a decline in tax preference items for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2010, the Savings Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2010, the Savings Bank may borrow up to $1,297.4 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2010, the Savings Bank had $510.5 million in FHLB-NY advances. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $32.2 million (which are included in Borrowed Funds) and the Savings Bank had $166.0 million in repurchase agreements to fund lending and investment opportunities. (See Note 8 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $47.8 million, an increase of $19.4 million from December 31, 2009. We also held marketable securities available for sale with a market value of $804.2 million at December 31, 2010.

At December 31, 2010, we had commitments to extend credit (principally real estate mortgage loans) of $36.3 million and open lines of credit for borrowers (principally construction loan and home equity loan lines of credit) of $69.5 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2010 were $91.8 million and $70.4 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2010, we made a contribution to the employee pension plan of $38,000, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. We expect to pay similar amounts for these plans in 2011. (See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 5.25% for 2010. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, the rate of increase in future compensation levels, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2010, our employee pension plan and medical and life insurance plan have unrecognized losses of $9.1 million and $0.3 million, respectively.  The non-employee director plan has a $0.5 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years and the net decline in the market value of the pension plan’s investments. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years.   In addition, the non-employee director pension plan has an unrecognized past service liability of $0.3 million due to plan amendments in prior years and the medical and life insurance plan have a $1.0 million past service credit due to plan amendments.  The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $4.6 million as of December 31, 2010.

The change in the discount rate, the reduction in medical premiums and discontinued life insurance benefits to future retirees are the only significant changes made to the assumptions used for these plans for each of the years in the three years ended December 31, 2010. During the years ended December 31, 2010 and 2009 the actual return on the employee pension plan’s assets has approximated the assumed return used to determine the periodic pension expense. During 2008, the return on the pension plan’s assets was negative due to the decline in the major stock markets. Our actuaries had assumed a positive return on the plan’s assets for 2008.

The market value of the assets of our employee pension plan is $13.0 million at December 31, 2010, which is $4.9 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2010, funds provided by the Company's operating activities amounted to $67.2 million. These funds, together with $133.1 million provided by financing activities, were utilized to fund net investing activities of $180.9 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the year ended December 31, 2010, the net total of loan originations and purchases less loan repayments and sales was $81.7 million. During the year ended December 31, 2010, the Company also funded $397.9 million in purchases of securities available for sale.  Funds were primarily provided by increases of $495.9 million in customer deposits and $280.5 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  The Company also used funds of $398.1 million to reduce borrowings and $15.8 million for dividend payments during the year ended December 31, 2010.

At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by the OTS to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2010 was $1.7 million. In the unlikely event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Savings Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Savings Bank’s regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Savings Bank, Flushing Financial Corporation is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. Flushing Financial Corporation is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

Regulatory Capital Position.  Under applicable regulatory capital regulations, the Banks are required to comply with each of three separate capital adequacy standards: tangible capital, leverage and core capital and total risk-based capital. Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2010 and 2009, each of the Banks exceeded each of their three regulatory capital requirements. (See Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

Participation in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

Throughout the recessionary environment, we remained a profitable, “well capitalized” institution, so it was not without significant consideration that we elected to participate in the U.S. Treasury’s Capital Purchase Program. On December 19, 2008, we issued 70,000 shares of the preferred stock (with a liquidation preference value of $1,000 per share) and a warrant to purchase 751,611 shares of the Company’s common stock at $13.97 per share to the U.S. Treasury for an aggregate purchase price of $70.0 million. We did so because our historically strong ability to grow deposits and make quality loans enabled the Savings Bank to put this additional capital to good work.

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2010, financial assets and financial liabilities with fair values of $73.0 million and $32.2 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale and are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated Other Comprehensive Loss. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2010 and 2009, we recorded other-than-temporary impairment charges of $2.0 million and $5.9 million, respectively, for certain pooled trust preferred securities and private issue collateralized mortgage obligations.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The private label collateralized mortgage obligations for which other-than-temporary impairment charges were recorded in 2010 and 2009 were valued using a Level 2 input. The pooled trust preferred securities for which other-than-temporary impairment charges were recorded in 2010 and 2009 were valued using a Level 3 input.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2010 and 2009 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(In thousands)
Borrowings	$708,683	$347,550	$250,753	$92,287	$18,093
Deposits	3,190,610	2,032,430	674,192	441,633	42,355
Loan commitments	105,819	105,819	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	23,962	3,406	5,419	4,622	10,515
Purchase obligations	5,150	3,788	1,362	-	-
Pension and other postretirement benefits	9,802	423	870	1,030	7,479
Deferred compensation plans	8,137	521	1,042	1,007	5,567
Total	$4,052,163	$2,493,937	$933,638	$540,579	$84,009

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2010, we had commitments to extend credit and lines of credit of $105.8 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2010, the Savings Bank had fifteen branches, nine of which are leased, and the Commercial Bank utilized space within three of the Savings Bank’s branch offices. The Savings Bank leases its branch locations primarily when it is not the sole tenant. Whether the Savings Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. In January 2011, the Savings Bank opened its sixteenth full-service office.

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

We currently provide a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president (certain officers who had achieved the level of at least vice president are included in this plan under previously existing guidelines). In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Through December 31, 2010, employees could not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts we will contribute to a rabbi trust with respect to matching contributions under these plans, and the amounts to be paid from the rabbi trust to two executives who have retired. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The purpose of this update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3 of Notes to Consolidated Financial Statements “Loans.”

In January 2011, the FASB issued ASU No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20.  The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 70 and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8.       Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition

	December 31, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$47,789	$28,426
Securities available for sale:
Mortgage-backed securities (including assets pledged of $608,890 and $579,441 at December 31, 2010 and 2009, respectively; $51,475 and $80,299 at fair value pursuant to the fair value option at December 31, 2010 and 2009, respectively)	754,077	648,443

Other securities ($21,574 and $17,229 at fair value pursuant to the fair value option at December 31, 2010 and 2009, respectively)	50,112	35,361
Loans	3,276,329	3,220,483
Less: Allowance for loan losses	(27,699)	(20,324)
Net loans	3,248,630	3,200,159
Interest and dividends receivable	19,475	19,116
Bank premises and equipment, net	23,041	22,830
Federal Home Loan Bank of New York stock	31,606	45,968
Bank owned life insurance	76,129	69,231
Goodwill	16,127	16,127
Core deposit intangible, net	1,405	1,874
Other assets	56,354	55,711
Total assets	$4,324,745	$4,143,246

Liabilities
Due to depositors:
Non-interest bearing	$96,198	$91,376
Interest-bearing	3,067,097	2,574,948
Mortgagors' escrow deposits	27,315	26,791
Borrowed funds ($33,227 and $106,167 at fair value pursuant to the fair value option at December 31, 2010 and 2009, respectively)	542,683	873,345
Securities sold under agreements to repurchase	166,000	186,900
Other liabilities	35,407	29,742
Total liabilities	3,934,700	3,783,102

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2010 and 2009, respectively)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,255,934 shares and 31,131,059 shares issued at December 31, 2010 and 2009, respectively; 31,255,934 shares and 31,127,664 shares outstanding at December 31, 2010 and 2009, respectively)	313	311
Additional paid-in capital	189,348	185,842
Treasury stock, at average cost (none and 3,395 at December 31, 2010 and 2009, respectively)	-	(36)
Unearned compensation	-	(575)
Retained earnings	204,128	181,181
Accumulated other comprehensive loss, net of taxes	(3,744)	(6,579)
Total stockholders' equity	390,045	360,144

Total liabilities and stockholders' equity	$4,324,745	$4,143,246

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$197,469	$194,317	$190,004
Interest and dividends on securities:
Interest	31,252	34,523	23,363
Dividends	813	1,130	2,740
Other interest income	94	91	594
Total interest and dividend income	229,628	230,061	216,701

Interest expense
Deposits	53,655	66,778	76,754
Other interest expense	38,112	48,497	52,218
Total interest expense	91,767	115,275	128,972

Net interest income	137,861	114,786	87,729
Provision for loan losses	21,000	19,500	5,600
Net interest income after provision for loan losses	116,861	95,286	82,129

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(7,130)	(17,454)	(27,575)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	5,085	11,560	-
Net OTTI charge recognized in earnings	(2,045)	(5,894)	(27,575)
Loan fee income	1,695	1,755	2,585
Banking services fee income	1,747	1,755	1,638
Net gain on sale of loans held for sale	-	208	151
Net (loss) gain on sale of loans	17	4	(151)
Net (loss) gain on sale of securities	(10)	1,401	354
Net gain from fair value adjustments	47	4,968	20,090
Federal Home Loan Bank of New York stock dividends	2,102	2,237	2,863
Bank owned life insurance	2,638	2,476	2,239
Other income	2,109	2,045	4,774
Total non-interest income	8,300	10,955	6,968

Non-interest expense
Salaries and employee benefits	34,785	29,934	26,160
Occupancy and equipment	7,246	6,874	6,528
Professional services	6,344	5,716	5,828
FDIC deposit insurance	4,889	6,407	1,533
Data processing	3,996	4,121	3,958
Depreciation and amortization of premises and equipment	2,795	2,663	2,407
Other operating expenses	10,330	9,194	8,367
Total non-interest expense	70,385	64,909	54,781

Income before income taxes	54,776	41,332	34,316

Provision for income taxes
Federal	19,343	12,187	9,769
State and local	(3,402)	3,584	2,288
Total provision for income taxes	15,941	15,771	12,057

Net income	$38,835	$25,561	$22,259

Preferred dividends and amortization of issuance costs	$-	$4,443	$126
Net income available to common shareholders	$38,835	$21,118	$22,133

Basic earnings per common share	$1.28	$0.91	$1.10
Diluted earnings per common share	$1.28	$0.91	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Preferred Stock
Balance, beginning of year	$-	$1	$-
Preferred shares issued (70,000 preferred shares for the year ended December 31, 2008)	-	-	1
Preferred shares redeemed (70,000 preferred shares for the year ended December 31, 2009)	-	(1)	-
Balance, end of year	-	-	1

Common Stock
Balance, beginning of year	311	216	213
Shares issued upon the exercise of stock options (37,054, 96,742 and 210,710 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	1	1	2
Shares issued upon vesting of restricted stock unit awards (87,821, 78,598 and 93,435 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	1	1	1
Shares issued in common stock offering (9,330,010 common shares for the year ended December 31, 2009)	-	93	-
Balance, end of year	313	311	216

Additional Paid-In Capital
Balance, beginning of year	185,842	150,662	74,861
Preferred shares issued (70,000 preferred shares for the year ended December 31, 2008)	-	-	68,579
Amortization of preferred stock issuance costs, net	-	109	9
Preferred shares redeemed (70,000 preferred shares for the year ended December 31, 2009)	-	(69,597)	-
Award of common shares released from Employee Benefit Trust (134,124, 169,353 and 85,422 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	1,167	886	882
Shares issued upon vesting of restricted stock unit awards (103,109, 95,779 and 92,925 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	1,394	1,513	1,587
Options exercised (74,320, 97,642 and 210,710 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	446	669	2,370
Stock-based compensation activity, net	487	340	303
Stock-based income tax (provision) benefit	12	(184)	677
Issuance of common stock warrants (751,611 common stock warrants for the year ended December 31, 2008)	-	-	1,394
Shares issued in common stock offering (9,330,010 common shares for the year ended December 31, 2009)	-	101,444	-
Balance, end of year	189,348	185,842	150,662

                                                                                                                                    Continued
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Treasury Stock
Balance, beginning of year	$(36)	$-	$-
Issuance upon exercise of stock options (37,266, 26,458 and 8,493 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	515	268	151
Repurchase of restricted stock awards to satisfy tax obligations (26,443, 22,186 and 22,303 common shares for the years ended December 31, 2010, 2009 and 2008, respectively	(347)	(232)	(409)
Shares issued upon vesting of restricted stock unit awards (18,583,17,181and 13,810 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	238	179	258
Purchase of common shares to fund options exercised (26,011 and 24,848 common shares for the years ended December 31, 2010 and 2009, respectively)	(370)	(251)	-
Balance, end of year	-	(36)	-

Unearned Compensation
Balance, beginning of year	(575)	(1,300)	(2,110)
Release of shares from Employee Benefit Trust (168,759, 212,314 and 237,702 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	575	725	810
Balance, end of year	-	(575)	(1,300)

Retained Earnings
Balance, beginning of year	181,181	172,216	161,598
Net income	38,835	25,561	22,259
Stock options exercised (74,320, 25,558 and 8,493 common shares for the years ended December 31, 2010, 2009 and 2008, respectively)	(92)	(52)	(66)
Shares issued upon vesting of restricted stock unit awards (3,295,11,320 common shares for the years ended December 31, 2010, and 2008, respectively)	(8)	-	(34)
Cumulative adjustment related to postretirement benefits related to Bank Owned Life Insurance	-	-	(1,119)
Cash dividends declared and paid on common shares ($0.52 per share for each of the years ended December 31, 2010, 2009 and 2008, respectively)	(15,788)	(11,985)	(10,383)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the year ended December 31, 2010)	-	(3,004)	-
Effects of changing the pension plan measurement date:
Service cost, interest cost, and expected return on plan assets for October 1 - December 31, 2007, net of taxes of approximately $13	-	-	(17)
Amortization of net acturial losses for October 1 - December 31, 2007, net of taxes of approximately $7	-	-	(9)
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately $3	-	-	(4)
Amortization of preferred stock issuance costs including deemed dividend upon redemption of preferred shares	-	(1,555)	(9)
Balance, end of year	204,128	181,181	172,216

                                                                                                                                                                  Continued
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)

Accumulated Other Comprehensive Loss, Net of Taxes
Balance, beginning of year	$(6,579)	$(20,303)	$(908)
Effects of changing the pension plan measurement date:
Amortization of net actuarial losses for October 1 - December 31, 2007, net of taxes of approximately ($7)	-	-	9
Amortization of prior service costs for October 1 - December 31, 2007, net of taxes of approximately ($3)	-	-	4
Amortization of prior service costs (credit), net of taxes of $20, ($21) and ($11) for the years ended December 31, 2010, 2009 and 2008, respectively	(25)	26	14
Amortization of net actuarial losses, net of taxes of ($140), ($135) and ($30) for the years ended December 31, 2010, 2009 and 2008, respectively	175	168	37
Unrecognized actuarial (losses) gains, net of taxes $513, ($178) and $3,427 for years ended December 31, 2010, 2009 and 2008, respectively	(715)	203	(4,259)
Unrecognized prior service credit, net of taxes ($512) for December 31, 2009	-	641	-
Change in net unrealized (losses) gains on securities available for sale, net of taxes of approximately (($1,810),($8,231) and $24,238 for the years ended December 31, 2010, 2009 and 2008, respectively	2,249	10,187	(30,360)
Reclassification adjustment for losses (gains) included in net income, net of taxes of approximately ($904), ($1,994) and ($12,113) for the years ended December 31, 2010, 2009 and 2008, respectively	1,151	2,499	15,160
Balance, end of year	(3,744)	(6,579)	(20,303)

Total Stockholders' Equity	$390,045	$360,144	$301,492
Comprehensive Income
Net income	$38,835	$25,561	$22,259
Other comprehensive income, net of tax
Unrecognized actuarial (losses) gains	(715)	203	(4,259)
Unrecognized prior service credit	-	641	-
Amortization of actuarial losses	175	168	37
Amortization of prior service costs (credit)	(25)	26	14
OTTI charges included in income	1,145	3,278	15,356
Reclassification adjustment for losses (gains) included in income	6	(779)	(196)
Unrealized gains (losses) on securities	2,249	10,187	(30,360)
Comprehensive income	$41,670	$39,285	$2,851

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2010	2009	2008
	(In thousands)
Operating Activities

Net income	$38,835	$25,561	$22,259
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	21,000	19,500	5,600
Depreciation and amortization of premises and equipment	2,795	2,663	2,407
Origination of loans held for sale	-	(2,005)	(2,988)
Proceeds from sale of loans held for sale	-	2,213	3,126
Net gain on sales of loans held for sale	-	(208)	(151)
Net (gain) loss on sales of loans (including delinquent loans)	(17)	(4)	151
Net loss (gain) on sales of securities	10	(1,401)	(354)
Other-than-temporary impairment charge on securities	2,045	5,894	27,575
Amortization of premium, net of accretion of discount	5,212	4,393	2,205
Fair value adjustment for financial assets and financial liabilities	(47)	(4,968)	(20,090)
Income from bank owned life insurance	(2,638)	(2,476)	(2,239)
Stock based compensation expense	2,249	2,067	2,158
Deferred compensation	244	1	(751)
Amortization of core deposit intangibles	469	468	468
Excess tax provision (benefits) from stock-based payment arrangements	(12)	184	(677)
Deferred income tax provision (benefit)	(8,041)	7,872	(6,357)
Prepaid FDIC assesment	-	(15,815)	-
Decrease (increase) in other assets	170	(11,662)	(3,599)
Increase (decrease) in other liabilities	4,913	(4,253)	598
Net cash provided by operating activities	67,187	28,024	29,341

Investing Activities

Purchases of premises and equipment	(3,006)	(2,687)	(1,277)
Net purchase (redemption) of Federal Home Loan Bank-NY shares	14,362	1,697	(4,996)
Purchases of securities available for sale	(397,909)	(189,017)	(510,245)
Proceeds from sales and calls of securities available for sale	91,788	61,784	96,950
Proceeds from maturities and prepayments of
securities available for sale	188,700	207,601	53,482
Net originations and repayments of loans	(67,047)	(225,999)	(213,672)
Purchases of loans	(14,675)	(43,264)	(65,253)
Proceeds from sale of delinquent loans	8,845	6,233	13,641
Purchase of bank owned life insurance	(4,260)	(9,256)	(3,000)
Proceeds from sale of Real Estate Owned	2,283	114	-
Net cash used in investing activities	(180,919)	(192,794)	(634,370)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2010	2009	2008
	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$4,822	$21,752	$325
Net increase in interest bearing deposits	491,035	206,038	433,540
Net increase (decrease) in mortgagors' escrow deposits	524	(4,434)	8,730
Net (repayments) proceeds from short-term borrowed funds	(127,000)	98,700	28,300
Proceeds from long-term borrowings	50,470	79,911	275,203
Repayment of long-term borrowings	(271,091)	(255,035)	(209,035)
Purchases of treasury stock	(347)	(231)	(409)
Excess tax benefits (provision) from stock-based payment arrangements	12	(184)	677
Proceeds from issuance of common stock upon exercise of stock options	458	627	2,363
Net proceeds from issuance of common shares	-	101,537	-
Net (repayments) proceeds from (redemption) issuance of preferred stock and common stock warrant	-	(70,900)	69,974
Cash dividends paid	(15,788)	(14,989)	(10,383)
Net cash provided by financing activities	133,095	162,792	599,285

Net (decrease) increase in cash and cash equivalents	19,363	(1,978)	(5,744)
Cash and cash equivalents, beginning of year	28,426	30,404	36,148
Cash and cash equivalents, end of year	$47,789	$28,426	$30,404

Supplemental Cash Flow Disclosure
Interest paid	$91,943	$116,124	$125,935
Income taxes paid	26,770	9,630	17,899
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	26,782	9,446	18,576
Non-cash activities:
Securities purchase transaction, not yet settled	-	5,804	10,097
Loans transferred to Real Estate Owned	4,813	2,612	125
Loans provided for the sale of Real Estate Owned	3,037	325	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a savings and loan holding company organized at the direction of its subsidiary, Flushing Savings Bank, FSB (the “Savings Bank”), in connection with the Savings Bank’s conversion from a mutual to capital stock form of organization. The Holding Company and its direct and indirect wholly-owned subsidiaries, the Savings Bank, Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as the “Company.”

The Bank’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of one-to-four family (focusing on mixed-use properties – properties that contain both residential dwelling units and commercial units), multi-family residential and commercial real estate mortgage loans; (2) construction loans, primarily for multi-family residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Savings Bank also originates certain other consumer loans. The Savings Bank primarily conducts its business through fifteen full-service banking offices, nine of which are located in Queens County, two in Nassau County, three in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Savings Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Savings Bank, Flushing Commercial Bank (“FCB”), Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FCB is a limited-purpose commercial bank formed to accept municipal deposits and state funds, including certain court ordered funds from New York State Courts. FPFC is a real estate investment trust formed to hold a portion of the Savings Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.  All intercompany transactions and accounts are eliminated in consolidation. The Holding Company currently has three unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 8, “Borrowed Funds and Securities Sold Under Agreements to Repurchase,” for additional information regarding these trusts. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Cash and Cash Equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. The Savings Bank and FCB are required to maintain cash reserves equal to a percentage of certain deposits. The combined reserve requirements totaled $6.7 million and $3.1 million at December 31, 2010 and 2009, respectively.

Securities Available for Sale:
Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as accumulated other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Other-than-temporary impairment losses for debt securities are measured using a discounted cash flow model. Other-than-temporary impairment losses for equity securities are measured using quoted market prices, when available, or, when market quotes are not available due to an illiquid market, quotes from several investment brokers.

Goodwill:
Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment, rather than amortized. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2010 and 2009, the annual impairment tests did not result in recognizing an impairment of goodwill.

Loans:
Loans are reported at their principal outstanding balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Subsequent cash payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on the cash basis. Subsequent cash payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is unlikely to occur. Loan fees and certain loan origination costs are deferred. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

The Company elected to reclassify owner-occupied commercial loans that were originated by the business banking unit prior to January 1, 2010, from commercial real estate loans to commercial business loans.  All loan originations of this type from January 1, 2010 forward have been and will be reported as commercial business loans.  These loans are underwritten using the same underwriting standards used to originate unsecured business loans, with the mortgage obtained as additional collateral.  Based upon the underwriting standards used to originate the loans, it is more appropriate to report the loans as commercial business loans. Prior period amounts have been adjusted to reflect this change.

Allowance for Loan Losses:
The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company's allowance for loan losses, management considers various factors such as, the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. All non-accrual loans are considered impaired.

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

As of December 31, 2010, we utilized recent third party appraisals of the collateral to measure impairment for $101.9 million, or 61.9%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $62.8 million, or 38.1%, of collateral dependent impaired loans.

We recognize a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependant impaired loans are compared to the loans updated fair value. The balance which exceeds fair value is charged-off.  We review our allowance for loan losses on a quarterly basis, and record as a provision the amount deemed appropriate, after considering current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. We have not incurred any significant time lapses in this process.

We may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as “Troubled Debt Restructured,” and also classify these loans as non-performing loans.

We use multiple valuation approaches in evaluating the underlying collateral. These include obtaining a third party appraisal, an income approach and a sales approach. When obtained, third party appraisals are given the most weight. The income approach is used for income producing properties, and uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market. When we do not obtain third party appraisals, we place greater reliance on the income approach to value the collateral.

In preparing internal evaluations of property values, we seek to obtain current data on the subject property from various sources, including: (1) the borrower, (2) copies of existing leases, (3) local real estate brokers and appraisers, (4) public records (such as for real estate taxes and water and sewer charges), (5) comparable sales and rental data in the market, (6) an inspection of the property, and (7) interviews with tenants. Internal evaluations are reviewed by our in-house appraiser and/or our Executive Vice President/Chief of Real Estate Lending. These internal evaluations primarily focus on the income approach and comparable sales data to value the property.

We review each impaired loan to determine if a charge-off is to be recorded or if a valuation allowance is to be allocated to the loan. We do not allocate a valuation allowance to loans for which we have concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.

Loans Held for Sale:
Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2010 and 2009.

Bank Owned Life Insurance:
Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Savings Bank to be the beneficiary of such policies. BOLI is carried in the consolidated statements of financial position at its cash surrender value. Increases in the cash value of the policies, as well as proceeds received, are recorded in other non-interest income, and are not subject to income taxes.

Other Real Estate Owned:
Other Real estate owned (“OREO”) consists of property acquired by foreclosure. These properties are carried at the lower of cost or fair value. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property.  This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the deficiency is recognized as a valuation allowance. Further decreases to the estimated value will be charged directly to expense.

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

Federal Home Loan Bank Stock:
The Federal Home Loan Bank of New York (“FHLB-NY”) has assigned to the Savings Bank and FCB a mandated membership stock purchase, based on their respective asset size.  In addition, for all borrowing activity, the Savings Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par.  Such shares are redeemed by FHLB-NY at par with reductions in the Savings Bank’s borrowing levels. The Savings Bank and FCB carry their investment in FHLB-NY stock at historical cost, as they do not consider the value of their investment to be impaired.

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

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.3 million, $1.5 million, and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings per Common Share:
Earnings per share are computed in accordance with ASC Topic 260 “Earnings Per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. Effective January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. Earnings per share for the year ended December 31, 2008 have been retrospectively adjusted to reflect the effects of ASC Topic 260. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding and other common stock equivalents during the period.  Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per common share.

Earnings per common share have been computed based on the following, for the years ended December 31:

	2010	2009	2008
	(In thousands, except per share data)
Net income, as reported	$38,835	$25,561	$22,259
Preferred dividends and amortization of issuance costs	-	(4,443)	(126)
Net income available to common shareholders	$38,835	$21,118	$22,133
Divided by:
Weighted average common shares outstanding	30,336	23,238	20,200
Weighted average common stock equivalents	31	10	171
Total weighted average common shares outstanding and common stock equivalents	30,367	23,248	20,371

Basic earnings per common share	$1.28	$0.91	$1.10
Diluted earnings per common share	$1.28	$0.91	$1.09

Options to purchase 898,423 shares, at an average exercise price of $15.97, 1,413,648 shares, at an average exercise price of $14.33, and 535,250 shares, at an average exercise price of $17.75, are anti-dilutive and were not included in the computation of diluted earnings per common share for 2010, 2009 and 2008, respectively. A Warrant to purchase 751,611 shares at an average exercise price of $13.97 is anti-dilutive and is not included in the computation of diluted earnings per common share for the year ended December 31, 2008.

3. Loans

The composition of loans is as follows at December 31:

	2010	2009
	(In thousands)
Multi-family residential	$1,252,176	$1,158,700
Commercial real estate	662,794	686,210
One-to-four family ― mixed-use property	728,810	744,560
One-to-four family ― residential	241,376	249,920
Co-operative apartments	6,215	6,553
Construction	75,519	97,270
Small Business Administration	17,511	17,496
Taxi medallion	88,264	61,424
Commercial business and other	187,161	181,240
Gross loans	3,259,826	3,203,373
Unearned loan fees and deferred costs, net	16,503	17,110
Total loans	$3,276,329	$3,220,483

The total amount of loans on non-accrual status was $108.7 million and $80.1 million at December 31, 2010 and 2009, respectively.  The total amount of loans classified as impaired, which includes all loans on non-accrual status, was $175.0 million and $103.7 million at December 31, 2010 and 2009, respectively. We adjust the carrying value of collateral dependant impaired loans to their fair value with a charge to the allowance for loan losses. The average balance of impaired loans was $142.6 million and $77.8 million for 2010 and 2009, respectively.

The following table shows our loans that are on non-accrual status and 90 days or more past due and still accruing interest at the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009

Loans ninety days or more past due and still accruing:
Multi-family residential	$103	$-
Commercial real estate	3,328	471
One-to-four family - residential	-	2,784
Commercial Business and other	6	-
Total	3,437	3,255

Non-accrual mortgage loans:
Multi-family residential	35,633	27,483
Commercial real estate	22,806	18,153
One-to-four family mixed-use property	30,478	23,422
One-to-four family residential	10,695	4,959
Co-operative apartments	-	78
Construction	4,465	1,639
Total	104,077	75,734

Non-accrual non-mortgage loans:
Small Business Administration	1,159	1,232
Commercial Business and other	3,419	3,151
Total	4,578	4,383

Total non-accrual loans	108,655	80,117

Total non-accrual loans and ninety days or more past due and still accruing
	$112,092	$83,372

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, for loans that were considered impaired at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$18,403	$19,200	$-
Commercial real estate	12,474	12,547	-
One-to-four family mixed-use property	7,107	7,455	-
One-to-four family residential	8,394	8,394	-
Co-operative apartments	-	-	-
Construction	30,589	32,340	-
Non-mortgage loans:
Small Business Administration	-	-	-
Taxi Medallion	-	-	-
Commercial Business and other	8,745	8,825	-

Total loans with no related allowance recorded	85,712	88,761	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	33,223	37,649	5,290
Commercial real estate	19,646	22,443	3,100
One-to-four family mixed-use property	26,432	28,622	3,960
One-to-four family residential	2,480	2,681	290
Co-operative apartments	-	-	-
Construction	-	-	-
Non-mortgage loans:
Small Business Administration	1,432	1,432	768
Taxi Medallion	-	-	-
Commercial Business and other	6,121	6,842	2,449
Total loans with an allowance recorded	89,334	99,669	15,857

Total Impaired Loans:
Total mortgage loans	$158,748	$171,331	$12,640
Total non-mortgage loans	$16,298	$17,099	$3,217

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, for loans that were considered impaired at December 31, 2009:

	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$7,648	$7,648	$-
Commercial real estate	8,940	8,940	-
One-to-four family mixed-use property	6,904	6,904	-
One-to-four family residential	7,967	7,967	-
Co-operative apartments	78	78	-
Construction	9,132	10,179	-
Non-mortgage loans:
Small Business Administration	-	-	-
Taxi Medallion	47	47	-
Commercial Business and other	1,021	1,021	-

Total loans with no related allowance recorded	41,737	42,784	-

With an allowance recorded:
Mortgage loans:
Multi-family residential	25,520	27,746	3,490
Commercial real estate	13,555	14,458	2,350
One-to-four family mixed-use property	18,124	18,955	2,420
One-to-four family residential	1,269	1,327	190
Co-operative apartments	-	-	-
Construction	-	-	-
Non-mortgage loans:
Small Business Administration	1,040	1,040	520
Taxi Medallion	-	-	-
Commercial Business and other	2,442	2,872	633

Total loans with an allowance recorded	61,950	66,398	9,603

Total Impaired Loans:
Total mortgage loans	$99,137	$104,202	$8,450

Total non-mortgage loans	$4,550	$4,980	$1,153

The following table shows an age analysis of loans at December 31, 2010:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$30,799	$7,014	$35,736	$73,549	$1,178,627	$1,252,176
Commercial real estate	17,167	2,181	26,134	45,482	617,312	662,794
One-to-four family - mixed-use property	19,596	6,376	30,478	56,450	672,360	728,810
One-to-four family - residential	4,826	1,046	10,695	16,567	224,809	241,376
Co-operative apartments	133	-	-	133	6,082	6,215
Construction loans	2,900	5,485	4,465	12,850	62,669	75,519
Small Business Administration	418	991	1,159	2,568	14,943	17,511
Taxi medallion	-	-	-	-	88,264	88,264
Commercial business and other	4,534	3	3,425	7,962	179,199	187,161
Total	$80,373	$23,096	$112,092	$215,561	$3,044,265	$3,259,826

The following table shows an age analysis of loans at December 31, 2009:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$28,054	$8,958	$27,483	$64,495	$1,094,205	$1,158,700
Commercial real estate	8,004	5,788	18,624	32,416	653,794	686,210
One-to-four family - mixed-use property	22,741	9,032	23,422	55,195	689,365	744,560
One-to-four family - residential	4,015	1,555	7,743	13,313	236,607	249,920
Co-operative apartments	-	-	78	78	6,475	6,553
Construction loans	7,619	-	1,639	9,258	88,012	97,270
Small Business Administration	262	10	1,232	1,504	15,992	17,496
Taxi medallion	-	-	-	-	61,424	61,424
Commercial business and other	1,633	21	3,151	4,805	176,435	181,240
Total	$72,328	$25,364	$83,372	$181,064	$3,022,309	$3,203,373

We classify our loans in accordance with our policy and OTS regulations, as “Special Mention,” “Substandard,” “Doubtful,” or “Loss” as deemed necessary.  If a loan does not fall within one of the previous mentioned categories than the loan would be classified “Pass”. We classify a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We classify a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We classify a loan as Loss if it is deemed the debtor is incapable of repayment.  Loans that are classified as Loss are charged to the Allowance for Loan Losses. Loans that are non-accrual are classified as Substandard, Doubtful or Loss. We classify a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the classified loans at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	$72,705	$173,808	$1,238	$-	$247,751

The following table sets forth the classified loans at December 31, 2009:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$15,311	$31,150	$2,018	$-	$48,479
Commercial real estate	11,451	22,495	-	-	33,946
One-to-four family - mixed-use property	14,969	25,028	-	-	39,997
One-to-four family - residential	2,226	9,236	-	-	11,462
Co-operative apartments	-	78	-	-	78
Construction loans	3,839	9,132	-	-	12,971
Small Business Administration	404	1,087	-	-	1,491
Commercial business and other	2,758	1,991	1,472	-	6,221
Total loans	$50,958	$100,197	$3,490	$-	$154,645

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependant impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off against the allowance for loan losses.

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:

	2010	2009	2008
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$9,460	$5,839	$2,556
Less: Interest income included in the results of operations	2,018	960	997
Foregone interest	$7,442	$4,879	$1,559

The following table shows the ending balance of our allowance for loan losses by loan type and the allowance for loan losses based on the impairment method used at December 31, 2010:

	Allowance for Credit Losses
	Allocated Allowance Ending Balance	Individually Evaluated for Impairment Ending Balance	Collectively Evaluated for Impairment Ending Balance
	(Dollars in thousands)

Mortgage loans:
Multi-family residential	$9,007	$5,290	$3,717
Commercial real estate	4,905	3,100	1,805
One-to-four family mixed-use property	5,997	3,960	2,037
One-to-four family residential	938	290	648
Co-operative apartments	17	-	17
Construction	589	-	589
Non-mortgage loans:
Small Business Administration	1,303	-	1,303
Taxi Medallion	639	-	639
Commercial Business and other	4,304	330	3,974

Total	$27,699	$12,970	$14,729

The following table shows the ending balance of our allowance for loan losses by loan type and the allowance for loan losses based on the impairment method used at December 31, 2009:

	Allowance for Credit Losses
	Allocated Allowance Ending Balance	Individually Evaluated for Impairment Ending Balance	Collectively Evaluated for Impairment Ending Balance
	(Dollars in thousands)

Mortgage loans:
Multi-family residential	$6,581	$3,490	$3,091
Commercial real estate	4,395	2,350	2,045
One-to-four family mixed-use property	4,339	2,420	1,919
One-to-four family residential	844	190	654
Co-operative apartments	17	-	17
Construction	1,281	-	1,281
Non-mortgage loans:
Small Business Administration	965	-	965
Taxi Medallion	583	-	583
Commercial Business and other	1,319	-	1,319

Total	$20,324	$8,450	$11,874

The following table shows the activity in the allowance for loan losses for the years ended December 31:

	2010	2009	2008
	(In thousands)
Balance, beginning of year	$20,324	$11,028	$6,633
Provision for loan losses	21,000	19,500	5,600
Charge-offs	(14,595)	(10,371)	(1,291)
Recoveries	970	167	86
Balance, end of year	$27,699	$20,324	$11,028

The following are net loan charge-offs (recoveries) by loan type for the years ended December 31:

	2010	2009	2008
	(In thousands)
Multi-family residential	$5,773	$2,326	$496
Commercial real estate	2,634	728	-
One-to-four family ― mixed-use property	2,465	1,009	-
One-to-four family ― residential	236	284	-
Construction	1,879	1,075	-
Small Business Administration	752	1,062	673
Commercial business and other	(114)	3,720	36

Total net loan charge-offs (recoveries)	$13,625	$10,204	$1,205

4. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of year	$2,262	$125	$-
Acquisitions	4,813	2,612	125
Reductions to carrying value	(75)	(27)	-
Sales	(5,412)	(448)	-

Balance at end of year	$1,588	$2,262	$125

During the year ended December 31, 2010 the Company recorded gross gains of $126,000 from the sale of OREO.  There were no gross gains recorded in the years ended December 31, 2009 and 2008 from the sale of OREO.  During the years ended December 31, 2010 and 2009 the Company recorded gross losses of $216,000 and $7,000, respectively, from the sale of OREO.  There were no gross losses recorded from the sale of OREO during the year ended December 31, 2008.

5. Debt and Equity Securities

Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2010 and 2009. Securities available for sale are recorded at fair value.

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2010 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$10,556	$10,459	$111	$208
Other	31,423	29,028	6	2,401
Mutual funds	10,625	10,625	-	-
Total other securities	52,604	50,112	117	2,609
REMIC and CMO	456,210	453,465	10,039	12,784
GNMA	81,439	85,955	4,580	64
FNMA	192,750	194,540	3,813	2,023
FHLMC	19,561	20,117	556	-
Total mortgage-backed securities	749,960	754,077	18,988	14,871
Total securities available for sale	$802,564	$804,189	$19,105	$17,480

Mortgage-backed securities shown in the table above include one private issued collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $14.6 million at December 31, 2010.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government agencies	$7,792	$208	$7,792	$208	$-	$-
Other	9,161	2,401	2,000	1	7,161	2,400
Total other securities	16,953	2,609	9,792	209	7,161	2,400
REMIC and CMO	209,682	12,784	169,356	5,783	40,326	7,001
GNMA	16,214	64	16,214	64	-	-
FNMA	97,255	2,023	97,255	2,023	-	-
Total mortgage-backed securities	323,151	14,871	282,825	7,870	40,326	7,001
Total securities available for sale	$340,104	$17,480	$292,617	$8,079	$47,487	$9,401

The Company reviewed each investment that had an unrealized loss at December 31, 2010. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in accumulated other comprehensive income (“AOCI”) within Stockholders’ Equity.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statements of Income and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage.

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

U.S Government Agencies:
The unrealized losses on U.S. government agencies were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Other Securities:
The unrealized losses in Other securities at December 31, 2010, consist of losses on two municipal securities, one single issuer trust preferred security and two pooled trust preferred securities.

The unrealized losses on the two municipal securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The unrealized losses on the single issuer trust preferred securities and two pooled trust preferred securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own. The Company evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks. For each bank, our review included the following performance items of the banks:

Ratio of tangible equity to assets
Tier 1 Risk Weighted Capital
Net interest margin
Efficiency ratio for most recent two quarters
Return on average assets for most recent two quarters
Texas Ratio (ratio of non-performing assets plus assets past due over 90 days divided by tangible equity plus the reserve for loan losses)
Credit ratings (where applicable)
Capital issuances within the past year (where applicable)
Ability to complete FDIC assisted acquisitions (where applicable)

Based on the review of the above factors, we concluded that:

All of the performing issuers in our pools are well capitalized banks, and do not appear likely to be closed by their regulators.

All of the performing issuers in our pools will continue as a going concern and will not default on their securities.

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. We then reviewed performing issuers with Texas Ratios in excess of 50.00%. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. There were four issuers with Texas Ratios in excess of 50% for which we concluded there would not be a default, primarily due to their current operating results and demonstrated ability to raise additional capital.

There were no remaining issuers in our pooled trust preferred securities which had a Texas Ratio in excess of 70.00%. For the remaining issuers with a Texas Ratio between 50.00% and 69.99%, we estimated 25% of the related cash flows of the issuer would not be realized. We concluded that issuers with a Texas Ratio below 50.00% are considered healthy, and there was a minimal risk of default. We assigned a zero default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery, and issuers that have defaulted will have no recovery.

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were (1) no issuers will prepay, (2) senior classes will not call the debt on their portions, and (3) use of the forward LIBOR curve. The cash flows were discounted at the effective rate for each security. For each issuer that we assumed a 25% shortfall in the cash flows, the cash flow analysis eliminates 25% of the cash flow for each issuer effective immediately.

One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred securities as well as the single issuer trust preferred security are performing according to their terms.  Based on these reviews, an OTTI charge was recorded during the year ended December 31, 2010, on one of the pooled trust preferred securities of $2.6 million before tax, of which $1.0 million was charged against earnings in the Consolidated Statements of Income and $1.6 million before tax ($0.9 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $2.8 million on the two pooled trust preferred securities during the year ended December 31, 2009. During the year ended  December 31, 2008, the Company recorded $27.6 million in credit related OTTI charges as a result of reducing the carrying value of investments in FNMA and FHLMC preferred stocks to the securities market value of $0.6 million at December 31, 2008.

The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income.  This security is over 90 days past due and the Company has stopped accruing interest.

It is not anticipated at this time that the one single issuer trust preferred security and the one pooled trust preferred security for which an OTTI charge was not recorded during the year ended December 31, 2010, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at December 31, 2010, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider one single issuer trust preferred securities and the one pooled trust preferred security to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2010. The class the Company owns in pooled trust preferred securities does not have any excess subordination. The table includes single-issuer or pooled trust preferred securities, class, number of performing banks in the security, amortized cost, fair value, cumulative credit related OTTI, deferrals/defaults as a percentage of the original security, expected deferrals/defaults as a percentage of currently performing issuers and the lowest current rating:

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
(Dollars in thousands)

Single issuer	n/a	1	$300	$247	$-	None	None	BB+
Single issuer	n/a	1	500	504	-	None	None	BB-
Pooled issuer	B1	21	5,617	4,043	2,196	28.2%	2.1%	C
Pooled issuer	C1	19	3,645	2,872	1,542	25.6%	2.9%	C
Total			$10,062	$7,666	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at December 31, 2010 consist of six issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), six issues from the Federal National Mortgage Association (“FNMA”), seven issues from the Government National Mortgage Association (“GNMA”) and eight private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The unrealized losses at December 31, 2010 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans.  Currently, six of these securities are performing according to their terms, with two securities remitting less than the full principal amount due.  The principal loss for these two securities totaled $0.9 million for the year ended December 31, 2010.  These losses were anticipated in the cumulative OTTI charges recorded for these two securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions, (1) delinquency and foreclosure levels, (2) projected losses at various loss severity levels and, (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the year ended December 31, 2010, on four private issue CMOs of $4.6 million before tax, of which $1.1 million was charged against earnings in the Consolidated Statements of Income and $3.5 million before tax ($2.0 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $3.1 million on four private issue CMOs during the year ended December 31, 2009. The Company did not record a credit related OTTI charges on REMIC and CMO securities during the year ended December 31, 2008.

The portion of the above mentioned OTTI, recorded during the year ended December 31, 2010, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 10%-20%, (2) projected loss severity of 30%- 50%, (3) assumed default rates of 5%-12% for the first 12 months, 2%-10% for the next 12 months, 2%-8% for the next six months, 2%-4%for the next six months and 2% thereafter, and prepayment speeds of 10%-30%.

It is not anticipated at this time that the four private issue securities for which an OTTI charge during the year ended December 31, 2010 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  Each of these securities is performing according to its terms and in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company held 16 private issue CMOs which had a current credit rating of at least one rating below investment grade. Six of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments. The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2010. The table includes, by security, amortized cost, fair value, outstanding principal, cumulative credit related OTTI charges, year security was issued, maturity date, current rating, location of underlying collateral and average FICO score of borrower:

	Amortized	Fair	Outstanding	Cumulative OTTI Charges	Year of		Current Lowest	Collateral Located in:					Average FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	MD	Score
(Dollars in thousands)
1	$14,722	$13,775	$16,041	$2,199	2006	05/25/36	D	44%			14%		720
2	6,559	5,410	6,659	100	2006	08/19/36	CC	52%					737
3	6,222	4,897	6,879	780	2006	08/25/36	D	38%	13%				714
4	5,055	4,322	5,701	614	2006	08/25/36	CC	37%	14%				727
5	4,356	4,070	4,650	232	2006	03/25/36	CCC	35%					729
6	3,627	3,649	3,650	-	2005	12/25/35	Ba2	38%					738
7	6,012	3,572	6,341	276	2006	05/25/36	CC	34%		18%			717
8	2,479	2,489	2,502	-	2006	08/25/36	B2	28%					739
9	2,354	2,276	2,388	-	2005	11/25/35	B	37%		17%		11%	734
10	2,046	2,003	2,049	-	2005	11/25/35	CCC	45%					742
Total	$53,432	$46,463	$56,860	$4,201

GNMA:
The unrealized losses on the securities issued by GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

FNMA:
The unrealized losses on the securities issued by FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The following table details the total impairment on debt securities, as of December 31, 2010, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses

Private issued CMO's (1)	$42,927	$36,047	$6,880	$3,273
Trust preferred securities (1)	9,262	6,914	2,348	3,738

Total	$52,189	$42,961	$9,228	$7,011

(1)
The Company has recorded OTTI charges in the Consolidated Statements of Income on six private issue CMOs and two pooled trust preferred securities for which a portion of the OTTI is currently recorded in AOCI.

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the year ended December 31, 2010
Beginning balance	$5,894

Recognition of actual losses	(928)
OTTI charges due to credit loss recorded in earnings	2,045
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-

Ending balance	$7,011

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$16,037	$16,038
Due after one year through five years	10,254	10,366
Due after five years through ten years	-	-
Due after ten years	26,313	23,708

Total other securities	52,604	50,112
Mortgage-backed securities	749,960	754,077
Total securities available for sale	$802,564	$804,189

There were $0.5 million, $1.4 million and $0.5 million in gross gains realized from the sale of securities available for sale for the years ended December 31, 2010, 2009 and 2008, respectively.  There were $0.5 million and $0.1 million in gross losses realized from the sale of securities available for sale for the years ended December 31, 2010 and 2008.  There were no losses realized on sales of securities available for sale for the year ended December 31, 2009.

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

Mortgage-backed securities shown in the table above include one private issued CMO that is collateralized by commercial real estate mortgages with an amortized cost and market value of $14.0 million at December 31, 2009.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

Other Securities:
The unrealized losses in Other securities at December 31, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consisted of two single issuer trust preferred securities and two pooled trust preferred issues. The Company evaluated these securities using an impairment model that is applied to debt securities. This review included evaluating the financial condition of each counter party. One of the pooled trust preferred securities was over 90 days past due and the Company had stopped accruing interest.  The remaining pooled trust preferred security as well as the two single issuer trust preferred securities remained performing in accordance to their terms.  Based on these reviews, an OTTI charge was recorded on the two pooled trust preferred securities of $6.4 million before tax, of which $2.8 million was charged against earnings in the Consolidated Statement of Income and $3.6 million before tax ($2.0 million after-tax) was recorded in Accumulated Other Comprehensive Loss.  The Company also owns a pooled trust preferred security that is carried under the fair value option, whereas the unrealized losses are included in the Consolidated Statements of Income.  This security was over 90 days past due and the Company had stopped accruing interest.

It was not anticipated at the time that the two single issuer trust preferred securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities.  Therefore, the Company did not consider the two single issuer trust preferred securities to be other-than-temporarily impaired at December 31, 2009.

REMIC and CMO:
The unrealized losses in REMIC and CMO securities at December 31, 2009 were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities consisted of three issues from FHLMC, four issues from FNMA, three issues from GNMA and 10 private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities had some level of credit enhancements, and none were collateralized by sub-prime loans.  Management periodically reviews the characteristics of these securities, including delinquency and foreclosure levels, projected losses at various loss severity levels, and credit enhancement and coverage. Based on these reviews, during the year ended December 31, 2009, OTTI charges were recorded on four private issued collateralized mortgage obligations of $11.2 million before tax, of which $3.1 million was charged against earnings in the Consolidated Statement of Income and $8.1 million before tax ($4.5 million after-tax) was recorded in Accumulated Other Comprehensive Loss.

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

It was not anticipated at the time that the six private issued securities that did not incur OTTI charges would be settled at a price that was less than the current amortized cost of the Company’s investment at December 31, 2009. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

FNMA:

The unrealized losses on the FNMA mortgage-backed securities were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2009.

6. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2010	2009
	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	20,133	19,675
Equipment and furniture	21,578	19,030
Total	45,262	42,256
Less: Accumulated depreciation and amortization	22,221	19,426
Bank premises and equipment, net	$23,041	$22,830

7. Deposits

Total deposits at December 31, 2010 and 2009, and the weighted average rate on deposits at December 31, 2010, are as follows:

			Weighted Average Rate
	2010	2009	2010
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,520,572	$1,230,511	2.50%
Savings accounts	388,512	426,821	0.53
Money market accounts	371,998	414,457	0.56
NOW accounts	786,015	503,159	0.84
Total interest-bearing deposits	3,067,097	2,574,948
Non-interest bearing demand deposits	96,198	91,376
Total due to depositors	3,163,295	2,666,324
Mortgagors' escrow deposits	27,315	26,791	0.21
Total deposits	$3,190,610	$2,693,115

The aggregate amount of time deposits with denominations of $100,000 or more (excluding brokered deposits) was $474.9 million and $323.7 million at December 31, 2010 and 2009, respectively. The aggregate amount of brokered deposits was $513.6 million and $430.7 million at December 31, 2010 and 2009, respectively.

All of FCB deposits are collateralized by securities or letters of credit issued by FHLB-NY.  The letters of credit are collateralized by mortgage loans pledged by the Savings Bank on behalf of FCB, thorough an agreement among the Savings Bank, FCB and the FHLB-NY.

At December 31, 2010, there were $397.7 million in securities and $254.6 million of letters of credit pledged as collateral for $570.5 million in deposits at FCB. At December 31, 2009, there were $354.1 million in securities and $55.6 million of letters of credit pledged as collateral for $359.3 million in deposits at FCB.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Certificate of deposit accounts	$39,044	$49,987	$55,501
Savings accounts	3,334	5,529	7,793
Money market accounts	3,713	5,290	9,704
NOW accounts	7,511	5,906	3,688
Total due to depositors	53,602	66,712	76,686
Mortgagors' escrow deposits	53	66	68
Total interest expense on deposits	$53,655	$66,778	$76,754

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2010	2009
	(In thousands)
Within 12 months	$362,392	$651,905
More than 12 months to 24 months	466,352	221,203
More than 24 months to 36 months	207,840	60,723
More than 36 months to 48 months	241,982	88,938
More than 48 months to 60 months	199,651	181,653
More than 60 months	42,355	26,089
Total certificate of deposit accounts	$1,520,572	$1,230,511

8. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Repurchase agreements - adjustable rate:
Due in 2010	$-	-%	10,000	0.75%

Total repurchase agreements - adjustable rate	-	-	10,000	0.75

Repurchase agreements - fixed rate:
Due in 2010	-	-	10,900	4.86
Due in 2011	10,000	4.87	10,000	4.87
Due in 2012	18,000	4.71	18,000	4.71
Due in 2013	50,000	3.78	50,000	3.78
Due in 2016	30,000	4.98	30,000	4.98
Due in 2017	58,000	4.32	58,000	4.32

Total repurchase agreements - fixed rate	166,000	4.35	176,900	4.38

Total repurchase agreements	166,000	4.35	186,900	4.19

FHLB-NY advances - fixed rate:
Due in 2010	-	-	378,809	3.43
Due in 2011	141,550	4.48	141,588	4.49
Due in 2012	136,000	4.37	136,000	4.37
Due in 2013	42,526	2.99	32,527	3.51
Due in 2014	79,911	3.02	69,911	3.21
Due in 2015	12,376	1.74	-	-
Due in 2016	18,094	1.95	-	-
Due in 2017	80,000	4.41	80,000	4.41
Total FHLB-NY advances - fixed rate	510,457	3.93	838,835	3.84

Total FHLB-NY advances	510,457	3.93	838,835	3.84

Junior subordinated debentures - adjustable rate
Due in 2037	32,226	13.89	34,510	12.63

Total borrowings	$708,683	4.47%	$1,060,245	4.19%

Borrowings which have call provisions are summarized as follows at December 31, 2010:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
Repurchase agreements - fixed rate	$18,000	5.07%	10/18/2017	1/18/2011
Repurchase agreements - fixed rate	18,000	5.08	4/19/2012	1/19/2011
Repurchase agreements - fixed rate	10,000	4.71	7/27/2013	1/27/2011
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	1/28/2011
Repurchase agreements - fixed rate	20,000	4.25	9/19/2017	3/21/2011
Repurchase agreements - fixed rate	20,000	4.26	9/21/2017	3/21/2011
Repurchase agreements - fixed rate	10,000	4.48	6/27/2013	3/28/2011
Repurchase agreements - fixed rate	10,000	2.81	5/7/2013	5/9/2011
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	7/28/2011
Repurchase agreements - fixed rate	10,000	2.91	8/7/2013	8/8/2011
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	3/17/2011
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	3/18/2011
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	9/17/2011
FHLB-NY advances - fixed rate	20,000	4.43	10/10/2017	10/10/2011
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	10/9/2012

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

	2010	2009
	(Dollars in thousands)
Book value of collateral	$209,561	$224,624
Estimated fair value of collateral	209,561	224,624
Average balance of outstanding agreements during the year	174,750	204,192
Maximum balance of outstanding agreements at a month end during the year	186,900	222,439
Average interest rate of outstanding agreements during the year	3.44%	4.33%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Savings Bank’s stock in the FHLB-NY and certain qualifying mortgage loans in an amount at least equal to 110% of the advances outstanding. The Savings Bank may also pledge mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

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

9. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal and New York State income tax return as a real estate investment trust. The Company remains subject to examination for its Federal, New York State and New York City income tax returns for the years ending on or after December 31, 2007, and is currently undergoing an examination of its New York City income tax returns for 2007 and 2008. In addition, the Company has been notified by New York State that it will examine the Company’s income tax returns for 2007, 2008 and 2009.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income,” “alternative entire net income,” “taxable assets” or a minimum tax. For the years ended December 31, 2010 and 2008, the Company’s state and city tax were based on “entire net income.” For the year ended December 31, 2009, the Company’s state and city tax was based on “alternative entire net income.”

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

The Savings Bank has historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial-like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has, in prior periods, recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank reversed approximately $5.5 million of net tax liabilities through income, during the year ended December 31, 2010.

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

Income tax provisions are summarized as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Federal:
Current	$18,205	$6,767	$15,153
Deferred	1,138	5,420	(5,384)
Total federal tax provision	19,343	12,187	9,769
State and Local:
Current	5,777	1,131	3,261
Deferred	(9,179)	2,453	(973)
Total state and local tax provision	(3,402)	3,584	2,288
Total income tax provision	$15,941	$15,771	$12,057

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 29.1%, 38.2% and 35.1% for the years ended December 31, 2010, 2009 and 2008, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2010		2009		2008
	(Dollars in thousands)
Taxes at federal statutory rate	$19,172	35.0%	$14,466	35.0%	$12,011	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	(2,211)	(4.0)	2,330	5.6	1,487	4.3
Other	(1,020)	(1.9)	(1,025)	(2.4)	(1,441)	(4.2)
Taxes at effective rate	$15,941	29.1%	$15,771	38.2%	$12,057	35.1%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Income from operations	$15,941	$15,771	$12,057
Equity:
Change in fair value of securities available for sale	2,714	10,225	(12,225)
Current year actuarial losses of postretirement plans	(513)	(690)	(3,427)
Amortization of net actuarial losses and prior service credits	120	156	41
Effect of change in measurement date of postretirement plans	-	-	(13)
Compensation expense for tax purposes in (excess) or less than that recognized for financial reporting purposes	(12)	184	(677)
Total income taxes	$18,250	$25,646	$(4,244)

The components of the net deferred tax asset are as follows at December 31:

	2010	2009
	(In thousands)
Deferred tax asset:
Postretirement benefits	$4,024	$3,432
Allowance for loan losses	12,189	3,538
Stock based compensation	2,010	1,842
Depreciation	772	606
Unrealized losses on securities available for sale	-	1,992
Fair value adjustment on financial assets carried at fair value	3,082	2,819
Other-than-temporary impairment charges	3,085	4,592
Adjustment required to recognize funded status of postretirement pension plans	3,653	3,260
Other	1,951	1,167
Deferred tax asset	30,766	23,248

Deferred tax liability:
Core deposit intangibles	618	832
Valuation differences resulting from acquired assets and liabilities	2,949	3,032
Fair value adjustment on financial liabilities carried at fair value	13,230	11,770
Unrealized gains on securities available for sale	722	-
Other	1,840	1,928
Deferred tax liability	19,359	17,562

Net deferred tax asset included in other assets	$11,407	$5,686

The Company has recorded a deferred tax asset of $30.8 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $19.4 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized.  Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2010 and 2009.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2010, the Company did not recognize any material amounts of interest or penalties on income taxes.

10. Stock Based Compensation

For the years ended December 31, 2010, 2009 and 2008 the Company’s net income, as reported, includes $2.2 million, $2.1 million and $2.3 million, respectively, of stock-based compensation costs and $0.9 million, $0.8 million and $0.8 million of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were 118,100 and 88,100 stock options granted for the years ended December 31, 2009 and 2008, respectively.  There were no stock options granted for the year ended December 31, 2010. There were 169,820, 143,987 and 128,570 restricted stock units granted for the years ended December 31, 2010, 2009 and 2008, respectively.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the periods indicated for the years ended December 31:

	2009 Grants	2008 Grants

Dividend yield	6.16%	3.38%
Expected volatility	34.99%	28.91%
Risk-free interest rate	2.27%	3.82%
Expected option life (years)	7 years	7 years

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan.  On May 20, 2008 stockholders approved an amendment to the Omnibus Plan authorizing an additional 600,000 shares for the Omnibus Plan, of which 350,000 shares are available for use for full value awards and 250,000 shares are available for use for non-full value awards.  As of December 31, 2010, there are 277,343 shares available for full value awards and 300 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  Grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. During the year ended December 31, 2010, 301,333 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 100,444 shares.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2010:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2009	232,398	$14.08
Granted	169,820	12.34
Vested	(109,744)	14.25
Forfeited	(5,470)	12.21
Non-vested at December 31, 2010	287,004	$13.02

Vested but unissued at December 31, 2010	86,375	$12.47

As of December 31, 2010, there was $2.7 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of awards vested for the years ended December 31, 2010, 2009 and 2008 were $1.4 million, $1.1 million and $2.0 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2010:

Non-Full Value Awards	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2009	1,414,008	$14.33
Granted	-	-
Exercised	(74,320)	11.13
Forfeited	(91,800)	14.51
Outstanding at December 31, 2010	1,247,888	$14.51	4.3 years	$1,391
Exercisable shares at December 31, 2010	1,049,343	$14.70	3.7 years	$889
Vested but unexercisable shares at
December 31, 2010	6,975	$15.25	6.9 years	$9

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2010, there was $0.4 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.  The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2010, 2009 and 2008 are provided in the following table:

(In thousands, except grant date fair value)	2010	2009	2008
Proceeds from stock options exercised	$458	$627	$2,363
Fair value of shares received upon exercise of stock options	370	251	-
Tax benefit related to stock options exercised	19	39	502
Intrinsic value of stock options exercised	182	177	1,752

Weighted average fair value on grant date	n/a	1.26	4.66

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2010:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2009	25,020	$11.26
Granted	6,405	12.14
Forfeited	(21)	12.66
Distributions	(434)	12.24
Outstanding at December 31, 2010	30,970	$14.00
Vested at December 31, 2010	30,128	$14.00

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $95,000, $27,000 and $(51,000) for the years ended December 31, 2010, 2009 and 2008, respectively. The total fair value of distributions from the phantom stock plan were $5,000, $6,000 and $22,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Pension and Other Postretirement Benefit Plans

The Company sponsors a qualified pension, 401(k), and profit sharing plan for its employees. The Company also sponsors postretirement health care and life insurance benefits plans for its employees, a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president, and a non-qualified pension plan for its outside directors.  Effective January 1, 2010, life insurance benefits were no longer available for future retirees. During the year ended December 31, 2010, the Atlantic Liberty Retirement Plan was merged into the Employee Retirement Plan.

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

	Net Actuarial loss (gain)			Prior Service cost (credit)			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(In thousands)
Employee Retirement Plan	$9,148	$8,042	$9,100	$-	$-	$-	$9,148	$8,042	$9,100
Other Postretirement Benefit Plans	342	491	(80)	(964)	(1,049)	111	(622)	(558)	31
Atlantic Liberty Retirement Plan	-	78	96	-	-	-	-	78	96
Outside Directors Plan	(515)	(549)	(370)	290	330	369	(225)	(219)	(1)
Total	$8,975	$8,062	$8,746	$(674)	$(719)	$480	$8,301	$7,343	$9,226

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2011 are as follows:

	Net Actuarial loss (gain)	Prior Service cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$610	$-	$610
Other Postretirement Benefit Plans	-	(85)	(85)
Outside Directors Plan	(54)	40	(14)
	$556	$(45)	$511

Employee Retirement Plan:
The Savings Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Savings Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Savings Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2010, 2009 and 2008. The Company used a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Position at December 31:

	2010	2009
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,970	$15,959
Service cost	63	-
Interest cost	892	911
Actuarial (gain) loss	1,477	(125)
Merger of Atlantic Liberty pension plan	489	-
Benefits paid	(919)	(775)
Projected benefit obligation at end of year	17,972	15,970

Change in plan assets:
Market value of assets at beginning of year	12,252	11,130
Actual return on plan assets	1,256	1,897
Merger of Atlantic Liberty pension plan	400	-
Employer contributions	38	-
Benefits paid	(919)	(775)
Market value of plan assets at end of year	13,027	12,252

Accrued pension cost included in other liabilities	$(4,945)	$(3,718)

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2010	2009
Weighted average discount rate	5.25%	5.75%
Rate of increase in future compensation levels	NA	NA
Expected long-term rate of return on assets	8.50%	8.50%

The accumulated benefit obligation for the Retirement Plan was $18.0 million and $16.0 million at December 31, 2010 and 2009, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Service cost	$63	$-	$-
Interest cost	892	911	914
Amortization of unrecognized loss	362	318	97
Expected return on plan assets	(1,247)	(1,282)	(1,350)
Net pension expense (benefit)	70	(53)	(339)

Current year actuarial (gain) loss	1,468	(740)	7,349
Amortization of actuarial loss due to measurement date change	-	-	(24)
Amortization of actuarial loss	(362)	(318)	(97)
Total recognized in other comprehensive income	1,106	(1,058)	7,228
Total recognized in net pension cost (benefit) and other comprehensive income	$1,176	$(1,111)	$6,889

Assumptions used to develop periodic pension benefit for the Retirement Plan for the years ended December 31 were:

	2010	2009	2008
Weighted average discount rate	5.75%	5.75%	5.87%
Rate of increase in future compensation levels	NA	NA	NA
Expected long-term rate of return on assets	8.50%	8.50%	8.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2011	$946
2012	951
2013	982
2014	1,012
2015	1,083
2016 – 2020	5,612

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2010	2009
Equity securities	67%	61%
Debt securities	33%	39%

Plan assets are invested in a diversified mix of stock and bond investment funds on the pooled account, group annuity platform of Prudential Retirement Services. Each fund has its own investment objectives, investment strategies and risks as detailed in its prospectus.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A combination of equity and fixed income portfolios are used to help achieve these objectives based on a long-term, liability based strategic mix of 60% equities and 40% fixed income. Adjustments to this mix are made periodically based on current capital market conditions and plan funding levels. Performance of the investment fund managers is monitored on an ongoing basis using modern portfolio risk analysis and appropriate index benchmarks.

The Savings Bank expects to make a contribution of $234,000 to the Retirement Plan in 2011.

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2010:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual Funds - Equity
U.S. large-cap growth (a)	$2,860	$2,860	$-	$-
U.S. large-cap value (b)	2,819	2,819	-	-
U.S. small-cap blend (c)	1,606	1,606	-	-
International blend (d)	1,404	1,404	-	-

Fixed Income Securities
PIMCO bond fund (e)	3,996	-	3,996	-

Other
Prudential short term (f)	342	-	342	-

Total	$13,027	$8,689	$4,338	$-

(a)	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth and S&P 500 Indexes. The portfolio will typically hold between 55 and 70 stocks.
(b)	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
(c)
Comprised of stocks with market capitalization of between $100 million and the market capitalization of the largest stock in the Russell 2000 index at the time of purchase.  The portfolio will typically hold between 40 and 100 stocks.

(d)	Comprised of non-U.S. domiciled stocks. The portfolio will typically hold between 80 and 90 stocks.
(e)	Comprised of a portfolio of fixed income securities including U.S agency mortgage-backed securities and investment grade bonds.
(f)	Comprised of money market instruments with an emphasis on safety and liquidity.

Other Postretirement Benefit Plans:
The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service, and their spouses. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees will be required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not be available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2010, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2010	2009
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$3,727	$3,959
Service cost	271	219
Interest cost	210	228
Actuarial loss	(141)	571
Benefits paid	(54)	(97)
Plan amendments	-	(1,153)
Projected benefit obligation at end of year	4,013	3,727

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	54	97
Benefits paid	(54)	(97)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(4,013)	$(3,727)

The accumulated benefit obligation for the Postretirement Plans was $4.0 million and $3.7 million at December 31, 2010 and 2009, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2010	2009
Rate of return on plan assets	N/A	N/A
Discount rate	5.25%	5.75%
Rate of increase in health care costs
Initial	11.50%	12.00%
Ultimate (year 2017)	5.50%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2010	2009	2008
	(In thousands)
Service cost	$271	$219	$158
Interest cost	210	228	211
Amortization of unrecognized (gain) loss	8	-	-
Amortization of past service (credit) liability	(85)	8	(14)
Net postretirement benefit expense	404	455	355

Current year actuarial (gain) loss	(141)	571	171
Current year prior service credit		(1,153)	-
Amortization of actuarial gain	(8)	-	-
Amortization of prior service liability due to measurement date change		-	3

Amortization of prior service credit (liability)	85	(8)	13
Total recognized in other comprehensive income	(64)	(590)	187
Total recognized in net postretirement expense and other comprehensive income	$340	$(135)	$542

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2010	2009	2008
Rate of return on plans assets	NA	NA	NA
Discount rate	5.75%	5.75%	5.87%
Rate of increase in health care costs
Initial	12.00%	12.00%	7.75%
Ultimate (year 2017)	5.00%	5.00%	4.50%
Annual rate of salary increases for life insurance	n/a	n/a	4.00%

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$558	$(440)
Effect on total service and interest cost	93	(72)

The Company expects to pay benefits of $142,000 under its Postretirement Plans in 2011.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the years ending December 31:	Future Benefit Payments
(In thousands)
2011	$142
2012	157
2013	166
2014	177
2015	205
2016 - 2020	1,136

Defined Contribution Plans:
The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Savings Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Savings Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made.  Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $2.2 million, $1.8 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Savings Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least Senior Vice President and have at least one year of service. However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the plan.  In addition to the amounts deferred by the officers, the Savings Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for these plans amounted to $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Benefit Trust:
An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Savings Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Savings Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid.  Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans. Shares released from the suspense account are used solely for funding matching contributions under the Savings Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2010, 2009 and 2008, the Company funded $1.6 million, $1.5 million and $1.2 million, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

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

As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2010	2009

Shares owned by Employee Benefit Trust, beginning balance	1,382,699	1,552,052
Shares released and allocated	(134,124)	(169,353)
Shares owned by Employee Benefit Trust, ending balance	1,248,575	1,382,699

Market value of unallocated shares.	$17,480,050	$15,569,191

Outside Director Retirement Plan:
The Savings Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. An eligible director who terminates after November 22, 2005 will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Savings Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Savings Bank used a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2010	2009
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,387	$2,456
Service cost	66	80
Interest cost	130	138
Actuarial gain	(23)	(200)
Benefits paid	(87)	(87)
Projected benefit obligation at end of year	2,473	2,387

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	87	87
Benefits paid	(87)	(87)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,473)	$(2,387)

The accumulated benefit obligation for the Directors’ Plan was $2.5 million and $2.4 million at December 31, 2010 and 2009, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Service cost	$66	$80	$56
Interest cost	130	138	139
Amortization of unrecognized gain	(58)	(21)	(31)
Amortization of past service liability	40	40	40
Net pension expense	178	237	204

Current actuarial (gain) loss	(23)	(199)	20
Amortization of actuarial loss due to measurement date change	-	-	8

Amortization of prior service cost due to measurement date change	-	-	(10)

Amortization of actuarial loss	58	21	31
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	(5)	(218)	9
Total recognized in net pension expense and other comprehensive income	$173	$19	$213

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31 were:

	2010	2009	2008
Weighted average discount rate for the benefit obligation	5.25%	5.75%	5.87%
Weighted average discount rate for periodic pension benefit expense	5.75%	5.75%	5.87%
Rate of increase in future compensation levels	NA	NA	NA

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2011	$231
2012	231
2013	216
2014	260
2015	288
2016 – 2020	1,398

The Savings Bank expects to make payments of $231,000 under its Directors’ Plan in 2010.

12. Stockholders’ Equity

Preferred Stock and Dividend Restrictions on the Company:

On December 19, 2008, pursuant to a Purchase Agreement, under the Troubled Asset Relief Program (“TARP”), the Company issued to the U.S. Department of the Treasury (the “U.S. Treasury”) for aggregate consideration of $70.0 million (i) 70,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (the “Series B Preferred Stock”), par value $0.01 per share and liquidation preference $1,000 per share, and (ii) a Warrant to purchase up to 751,611 shares of the Company’s common stock, par value $0.01 per share, at an initial price of $13.97 per share.  Pursuant to the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares was limited. Specifically, the Company was unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it was in arrears on the dividends on the Series B Preferred Stock. Further, the Company could not increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, or $0.13 per common share, without the U.S. Treasury’s approval until the third anniversary of the investment unless all of the Series B Preferred Stock has been redeemed or transferred.  In addition, the Company’s ability to repurchase its common shares was restricted.  U.S. Treasury consent generally was required for any stock repurchase until the third anniversary of the investment by the U.S. Treasury unless all of the Series B Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares could not be repurchased if the Company was in arrears on the Series B Preferred Stock dividends.

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

Issuance of Common Stock:

On September 22, 2009, the Company completed a public offering for 8,317,400 shares of common stock at a price of $11.50 per share. On October 1, 2009, the underwriters exercised their over-allotment option to purchase an additional 1,012,610 common shares at $11.50 per share. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $101.5 million.

Redemption of Preferred Stock

The common stock offering discussed above was a Qualified Equity Offering. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the warrant issued to the U.S. Treasury was reduced by one-half. On October 28, 2009, the Company redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, the Company repurchased the Warrant for $0.9 million.

Other Dividend Restrictions on the Savings Bank:

In connection with the Savings Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of the Office of Thrift Supervision (“OTS”), which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2010, the Savings Bank’s liquidation account was $1.7 million, and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Savings Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Savings Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2010, the Savings Bank had $68.6 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Savings Bank to the Holding Company would be prohibited if the effect thereof would cause the Savings Bank’s capital to be reduced below applicable minimum capital requirements.

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

Treasury Stock Transactions:

The Holding Company did not repurchase any common shares in 2010 and 2009 in the open market under its stock repurchase programs. The Company has a stock repurchase program which authorizes the purchase of 1,000,000 shares. At December 31, 2010, 362,050 shares remain to be repurchased under this plan.  Stock repurchases under the program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss at December 31, 2010 and 2009 and the changes during the year ended December 31, 2010 are as follows:

	December 31, 2010	Other Comprehensive Income	December 31, 2009
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$903	$3,400	$(2,497)

Net actuarial loss on pension plans and other postretirement benefits	(5,022)	(540)	(4,482)

Prior service (cost) credit on pension plans and other postretirement benefits	375	(25)	400
Accumulated other comprehensive loss	$(3,744)	$2,835	$(6,579)

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

Following the issuance of common shares during 2009, the Company had the ability to periodically offer and sell, individually or in any combination, preferred stock, common stock, warrants to purchase preferred or common stock, and debt securities up to $62.7 million.  On November 18, 2010, the Company filed a shelf registration statement to bring the amount to allow the Company to periodically offer and sell, individually or in any combination, preferred stock, common stock, warrants to purchase preferred or common stock, and debt securities, back up to a total of $170.0 million.

13. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the OTS and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OTS capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2010, the Savings Bank continues to be categorized as “well-capitalized” by the OTS under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Savings Bank’s compliance with OTS capital standards.

	December 31, 2010		December 31, 2010
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Leverage and Core (Tier I) capital:
Capital level	$395,284	9.18%	$365,090	8.84%
Requirement to be well capitalized	215,379	5.00	206,537	5.00
Excess	179,905	4.18	158,553	3.84

Total risk-based capital:
Capital level	$422,983	13.98%	$385,414	13.49%
Requirement to be well capitalized	302,476	10.00	285,696	10.00
Excess	120,507	3.98	99,718	3.49

FCB is subject to identical capital standards. At December 31, 2010, FCB’s tangible, leverage and core, and risk-based capital ratios were 8.89%, 8.89%, and 62.65%, respectively. FCB was categorized “well-capitalized” under regulatory guidelines at December 31, 2010.

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally construction loans and home equity lines of credit) amounted to $36.3 million and $69.5 million, respectively, at December 31, 2010. Included in these commitments were $32.4 million of fixed-rate commitments at a weighted average rate of 5.82%, and $73.4 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2010, of 4.08%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

FCB collateralized a portion of their deposits with letters of credit issued by FHLB-NY.  At December 31, 2010, there were $254.6 million of letters of credit outstanding.   The letters of credit are collateralized by mortgage loans pledged by the Savings Bank on behalf of FCB, thorough an agreement among the Savings Bank, FCB and the FHLB-NY.

The Trusts issued capital securities in June and July 2007 with a par value of $61.9 million. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2011	$3,406
2012	2,706
2013	2,713
2014	2,521
2015	2,101
Thereafter	10,515
Total minimum payments required	$23,962

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2010, 2009 and 2008 was approximately $3.2 million, $3.1 million and $2.9 million, respectively.

 Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

15. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2010, the largest amount the Savings Bank could lend to one borrower was approximately $59.3 million, and at that date, the Savings Bank’s largest aggregate amount of loans to one borrower was $39.2 million, all of which were performing according to their terms.

16. Disclosures About Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $73.0 million and $32.2 million, respectively. At December 31, 2009, the Company carried financial assets and financial liabilities under the fair value option with fair values of $97.5 million and $106.2 million, respectively. The Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the year ended December 31, 2010. During the year ended December 31, 2009, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

During the year ended December 31, 2009, the Company received an in-kind distribution from a mutual fund carried at fair value under the fair value option classified as Other securities.  This mutual fund had a fair value of $11.5 million on the date of distribution.  The in-kind distribution was primarily made in the form of mortgaged-backed securities, which were the mutual fund’s underlying investments.  All of the mortgaged-backed securities received from the in-kind distribution are carried at fair value under the fair value option.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the years ended December 31, 2010 and 2009:

			Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Measurements at December 31, 2010	Fair Value Measurements at December 31, 2009	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
(Dollars in thousands)
Mortgage-backed securities	$51,475	$80,299	$774	$3,933	$239
Other securities	21,574	17,229	618	659	(8,243)
Borrowed funds	32,227	106,167	3,549	1,523	27,931
Securities sold under agreements to repurchase	-	-	-	485	163
Net gain from fair value adjustments *			$4,941	$6,600	$20,090

* The net gain from fair value adjustments presented in the above table does not include losses of $4.9 million and $1.6 million from the change in the fair value of interest rate caps recorded during the years ended December 31, 2010 and 2009, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million and $131.9 million at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, borrowings with a contractual principal amount of $70.0 million were repaid at their contractual maturity dates. During the year ended December 31, 2009, securities sold under an agreement to repurchase with a contractual principal amount of $25.0 million were repaid its contractual maturity date. The fair value of borrowed funds includes accrued interest payable of $0.4 million and $0.8 million at December 31, 2010 and 2009, respectively.

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

Level 1 – where quoted market prices are available in an active market.  The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2010. At December 31, 2009, Level 1 included preferred stock issued by Fannie Mae and Freddie Mac.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2010 and 2009, Level 2 included mortgage related securities, corporate debt, interest rate caps, securities sold under agreements to repurchase and FHLB-NY advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At December 31, 2010 and 2009, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the year ended December 31, 2010		For the year ended December 31, 2009
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,153	$34,510	$10,699	$33,052
Transfer into Level 3	-	-	-	-
Net loss from fair value adjustment
of financial assets	(224)	-	(107)	-
Net loss (gain) from fair value
adjustment of financial liabilities	-	(2,284)	-	1,458
Increase in accrued interest	-	-	2	-
Other-than-temporary impairment	(988)	-	(2,750)	-
Change in unrealized gains included in other comprehensive loss	1,203	-	2,309	-
Ending balance	$10,144	$32,226	$10,153	$34,510

In valuing the above financial instruments, the determination of fair value requires a model which takes into consideration market spread data for similar instruments and other contractual features. The Company uses an independent third party to model these assumptions.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2010	2009	2010	2009	2010	2009	2010	2009

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$754,077	$648,443	$-	$-	$754,077	$648,443
Other securities	-	140	39,968	25,068	10,144	10,153	50,112	35,361
Interest rate caps	-	-	2,509	7,403	-	-	2,509	7,403
Total assets	$-	$140	$796,554	$680,914	$10,144	$10,153	$806,698	$691,207

Liabilities:
Borrowings	$-	$-	$-	$71,656	$32,226	$34,510	$32,226	$106,166
Securities sold under agreements to repurchase	-	-	-	-	-	-	-	-
Total liabilities	$-	$-	$-	$71,656	$32,226	$34,510	$32,226	$106,166

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2010	2009	2010	2009	2010	2009	2010	2009

Assets:
Impaired loans	$-	$-	$-	$-	$51,615	$25,879	$51,615	$25,879
Real estate owned	-	-	-	-	1,588	2,262	1,588	2,262

Total assets	$-	$-	$-	$-	$53,203	$28,141	$53,203	$28,141

The company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2010 and 2009.

The estimated fair value of each material class of financial instruments at December 31, 2010 and 2009 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due From Banks, Overnight Interest-Earning Deposits and Federal Funds Sold, FHLB-NY Stock, Bank Owned Life Insurance, Interest and Dividends Receivable, Mortgagors’ Escrow Deposits and Other Liabilities:

The carrying amounts are a reasonable estimate of fair value.

Securities Available for Sale:

The estimated fair values of securities available for sale are contained in Note 4 of Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices (Level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (Level 2 input). When there is limited activity or less transparency around inputs to the valuation, securities are valued using (Level 3 input).

Loans:

The estimated fair value of loans, with carrying amounts of $3,276.3 million and $3,220.5 million at December 31, 2010 and 2009, respectively, was $3,359.8 million and $3,358.1 million at December 31, 2010 and 2009, respectively.

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

Due to Depositors:

The estimated fair value of Due to depositors, with carrying amounts of $3,163.3 million and $2,666.3 million at December 31, 2010 and 2009, respectively, was $3,212.6 million and $2,639.6 million at December 31, 2010 and 2009, respectively.

The fair value of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities (Level 2 input).

Borrowings:

The estimated fair value of borrowings, with carrying amounts of $708.7 million and $1,060.2 million at December 31, 2010 and 2009, respectively, was $736.4 million and $1,068.0 million at December 31, 2010 and 2009, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps was $2.5 million and $7.4 million at December 31, 2010 and 2009, respectively. The Company did not designate the interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in Other assets and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input).  The Company recorded losses of $4.9 million and $1.6 million from the changes in their fair value during the years ended December 31, 2010 and 2009, respectively.

Other Real Estate Owned:

OREO are carried at the lower of cost or fair value.  The fair value is based on appraised value through a current appraisal, or sometimes through an internal review, additionally adjusted by the estimated costs to sell the property. (Level 3 input).

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

At December 31, 2010 and 2009, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The purpose of this update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3 of Notes to Consolidated Financial Statements “Loans.”

In January 2011, the FASB issued ASU No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20.  The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

18. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2010 and 2009 is presented below:

	2010				2009
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$56,610	$58,271	$56,939	$57,808	$57,467	$57,223	$58,203	$57,168
Interest expense	21,555	22,410	23,499	24,303	26,730	28,151	29,282	31,112
Net interest income	35,055	35,861	33,440	33,505	30,737	29,072	28,921	26,056
Provision for loan losses	6,000	5,000	5,000	5,000	5,000	5,000	5,000	4,500
Other operating income (loss)	2,056	1,949	1,718	2,577	(643)	4,557	2,361	4,680
Other operating expense	17,183	17,656	17,610	17,936	15,862	15,333	17,722	15,992
Income before income tax expense	13,928	15,154	12,548	13,146	9,232	13,296	8,560	10,244
Income tax expense	5,379	526	4,875	5,161	3,252	5,186	3,398	3,935
Net income	$8,549	$14,628	$7,673	$7,985	$5,980	$8,110	$5,162	$6,309

Preferred dividends and amortization of issuance costs	$-	$-	$-	$-	$1,590	$951	$951	$951
Net income available to common shareholders	$8,549	$14,628	$7,673	$7,985	$4,390	$7,159	$4,211	$5,358

Basic earnings per common share	$0.28	$0.48	$0.25	$0.26	$0.15	$0.33	$0.20	$0.26
Diluted earnings per common share	$0.28	$0.48	$0.25	$0.26	$0.15	$0.33	$0.20	$0.26
Dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

Average common shares outstanding for:
Basic earnings per share	30,373	30,359	30,352	30,257	30,040	21,519	20,718	20,590
Diluted earnings per share	30,415	30,378	30,399	30,286	30,051	21,534	20,718	20,596

19. Parent Company Only Financial Information

Earnings of the Savings Bank are recognized by the Holding Company using the equity method of accounting. Accordingly, earnings of the Savings Bank are recorded as increases in the Holding Company’s investment, any dividends would reduce the Holding Company’s investment in the Bank, and any changes in the Savings Bank’s unrealized gain or loss on securities available for sale, net of taxes, would increase or decrease, respectively, the Holding Company’s investment in the Savings Bank. The condensed financial statements for the Holding Company are presented below:

Condensed Statements of Financial Condition	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Cash and due from banks	$18,066	$21,769
Securities available for sale:
Other securities ($2,563 and $3,283 at fair value pursuant to the fair value option at December 31, 2010 and 2009, respectively)	3,314	3,938
Interest receivable	12	13
Investment in subsidiaries	405,988	373,273
Goodwill	2,185	2,185
Other assets	4,525	4,324
Total assets	$434,090	$405,502

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2010 and 2009)	$32,227	$34,510
Other liabilities	11,818	10,848
Total liabilities	44,045	45,358

Stockholders' Equity:
Preferred stock	-	-
Common stock	313	311
Additional paid-in capital	189,348	185,842
Treasury stock, at average cost (none and 3,395 shares at December 31, 2010 and 2009, respectively)	-	(36)
Unearned compensation	-	(575)
Retained earnings	204,128	181,181
Accumulated other comprehensive income, net of taxes	(3,744)	(6,579)
Total equity	390,045	360,144

Total liabilities and equity	$434,090	$405,502

	For the years ended December 31,
Condensed Statements of Income	2010	2009	2008
	(In thousands)
Dividends from the Savings Bank	$10,000	$-	$-
Interest income	750	1,175	1,018
Interest expense	(4,324)	(4,325)	(4,328)
Gain on sale of securities	-	7	-
Other-than-temporary impairment charge on securities	-	-	(197)
Net (loss) gain from fair value adjustments	2,253	(1,415)	26,504
Other operating expenses	(737)	(829)	(997)
Income before taxes and equity in undistributed earnings of subsidiary	7,942	(5,387)	22,000
Income tax (expense) benefit	972	2,397	(9,863)
Income before equity in undistributed earnings of subsidiary	8,914	(2,990)	12,137
Equity in undistributed earnings of the Savings Bank	29,921	28,551	10,122
Net income	$38,835	$25,561	$22,259

	For the years ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
	(In thousands)
Operating activities:
Net income	$38,835	$25,561	$22,259
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed earnings of the Savings Bank	(29,921)	(28,551)	(10,122)
Other-than-temporary impairment charge on securities	-	-	197
Net loss on sale of securities	-	7	-
Deferred income tax (benefit) provision	972	(502)	11,709
Fair value adjustments for financial assets and financial liabilities	(2,253)	1,415	(26,504)
Stock based compensation expense	2,154	2,041	2,209
Net change in operating assets and liabilities	1,499	3,258	(173)
Net cash provided by (used in) operating activities	11,286	3,229	(425)

Investing activities:
Purchases of securities available for sale	(62)	(107)	(139)
Proceeds from sales and calls of securities available for sale	750	494	-
Investment in subsidiary	-	(23,500)	(60,000)
Net cash provided by (used in) investing activities	688	(23,113)	(60,139)

Financing activities:
Purchase of treasury stock	(347)	(231)	(409)
Cash dividends paid	(15,788)	(14,989)	(10,383)
Issuance of common stock	-	101,537	-
(Redemption) issuance of preferred stock	-	(70,900)	69,974
Stock options exercised	458	627	2,363
Net cash (used in) provided by financing activities	(15,677)	16,044	61,545

Net (decrease) increase in cash and cash equivalents	(3,703)	(3,840)	981
Cash and cash equivalents, beginning of year	21,769	25,609	24,628
Cash and cash equivalents, end of year	$18,066	$21,769	$25,609

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flushing Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2011 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

New York, New York
March 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited Flushing Financial Corporation (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Flushing Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Flushing Financial Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Flushing Financial Corporation and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flushing Financial Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

New York, New York
March 16, 2011

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on those criteria issued by COSO.

Grant Thornton, LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in its report which appears on page 144.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2011 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)      1.      Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2010 and 2009

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2010

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

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

4.3	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock Series B (15)
4.4	Warrant for Purchase of Shares of Common Stock (15)
10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (16)
10.2*	Form of Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (16)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (16)
10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (16)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (16)
10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso (16)
10.7*	Flushing Savings Bank Assistant Vice President and Vice President Change in Control Severance Policy (16)
10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (4)
10.9*	Amended and Restated Outside Director Retirement Plan (11)
10.10*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (4)
10.11*	Amended and Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (16)
10.12	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)
10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)
10.14*	Employee Benefit Trust Agreement (1)
10.15*	Amendment to the Employee Benefit Trust Agreement (3)
10.16*	Loan Document for Employee Benefit Trust (1)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (16)
10.19*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.20*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.21*	Description of Outside Director Fee Arrangements (16)
10.22*	Form of Outside Director Restricted Stock Award Letter (9)
10.23*	Form of Outside Director Restricted Stock Unit Award Letter (9)
10.24*	Form of Outside Director Stock Option Grant Letter (9)
10.25*	Form of Employee Restricted Stock Award Letter (9)
10.26*	Form of Employee Restricted Stock Unit Award Letter (9)

10.27*	Form of Employee Stock Option Award Letter (9)
10.28*	Amended and Restated 2005 Omnibus Incentive Plan (16)
10.29*	Annual Incentive Plan for Executives and Senior Officers (14)
10.30*	Form of Waiver executed by each of John R. Buran, Maria A. Grasso, David W. Fry, Francis W. Korzekwinski and Theresa Kelly (15)
10.31
Letter Agreement dated December 19, 2008 between Flushing Financial Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock Series B and the Warrant (15)

21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*Indicates compensatory plan or arrangement.
__________________
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.
(14)	Incorporated by reference to Exhibit filed with Form 8-K filed March 1, 2007.
(15)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.
(16)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 16, 2011.

FLUSHING FINANCIAL CORPORATION

By:	/S/JOHN R. BURAN
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

Signature	Title	Date
/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 9, 2011
John R. Buran

/S/JOHN E. ROE, SR.	Director, Chairman	March 9, 2011
John E. Roe, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 9, 2011
David W. Fry

/S/JAMES D. BENNETT	Director	March 9, 2011
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 9, 2011
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 9, 2011
Louis C. Grassi

/S/SAM HAN	Director	March 9, 2011
Sam Han

/S/MICHAEL J. HEGARTY	Director	March 9, 2011
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 9, 2011
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 9, 2011
Vincent F. Nicolosi

/S/DONNA M. O'BRIEN	Director	March 9, 2011
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	March 9, 2011
Michael J. Russo

/S/GERARD P. TULLY, SR.	Director	March 9, 2011
Gerard P. Tully, Sr.