Form 10-Q
period 2011-03-31
FLUSHING FINANCIAL CORP
filed 2011-05-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer __ Non-accelerated filer __	Accelerated filer X Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes      X   No

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2011 was 31,387,427

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
ITEM 1.

	March 31,	December 31,
(Dollars in thousands, except per share data)	2011	2010
ASSETS
Cash and due from banks	$50,689	$47,789
Securities available for sale:
Mortgage-backed securities ($46,817 and $51,475 at fair value pursuant to
the fair value option at March 31, 2011 and December 31, 2010, respectively)	730,505	754,077
Other securities ($31,118 and $21,574 at fair value pursuant to the fair
value option at March 31, 2011 and December 31, 2010 respectively)	62,235	50,112
Loans:
Multi-family residential	1,281,011	1,252,176
Commercial real estate	645,738	662,794
One-to-four family ― mixed-use property	721,242	728,810
One-to-four family ― residential	229,831	241,376
Co-operative apartments	6,151	6,215
Construction	69,192	75,519
Small business administration	18,902	17,511
Taxi medallion	88,459	88,264
Commercial business and other	197,307	187,161
Net unamortized premiums and unearned loan fees	16,053	16,503
Allowance for loan losses	(27,430)	(27,699)
Net loans	3,246,456	3,248,630
Interest and dividends receivable	19,302	19,475
Bank premises and equipment, net	23,029	23,041
Federal Home Loan Bank of New York stock	29,923	31,606
Bank owned life insurance	76,796	76,129
Goodwill	16,127	16,127
Core deposit intangible	1,288	1,405
Other assets	60,595	56,354
Total assets	$4,316,945	$4,324,745

LIABILITIES
Due to depositors:
Non-interest bearing	$104,572	$96,198
Interest-bearing:
Certificate of deposit accounts	1,577,728	1,520,572
Savings accounts	374,144	388,512
Money market accounts	322,919	371,998
NOW accounts	812,240	786,015
Total interest-bearing deposits	3,087,031	3,067,097
Mortgagors' escrow deposits	39,827	27,315
Borrowed funds ($31,794 and $33,227 at fair value pursuant to the fair
value option at March 31, 2011 and December 31, 2010, respectively)	504,845	542,683
Securities sold under agreements to repurchase	156,000	166,000
Other liabilities	30,613	35,407
Total liabilities	3,922,888	3,934,700

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,350,727 shares and 31,255,934 shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively)	314	313
Additional paid-in capital	192,334	189,348
Treasury stock (None at March 31, 2011 and December 31, 2011)	-	-
Retained earnings	208,054	204,128
Accumulated other comprehensive loss, net of taxes	(6,645)	(3,744)
Total stockholders' equity	394,057	390,045

Total liabilities and stockholders' equity	$4,316,945	$4,324,745

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months
	ended March 31,
(Dollars in thousands, except per share data)	2011	2010

Interest and dividend income
Interest and fees on loans	$48,690	$49,684
Interest and dividends on securities:
Interest	8,107	7,911
Dividends	202	200
Other interest income	27	13
Total interest and dividend income	57,026	57,808

Interest expense
Deposits	12,334	13,517
Other interest expense	7,537	10,786
Total interest expense	19,871	24,303

Net interest income	37,155	33,505
Provision for loan losses	5,000	5,000
Net interest income after provision for loan losses	32,155	28,505

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(3,616)	-
Less: Non-credit portion of OTTI charge recorded in Other
Comprehensive Income, before taxes	2,690	-
Net OTTI charge recognized in earnings	(926)	-
Loan fee income	434	367
Banking services fee income	461	482
Net gain on sale of loans	-	5
Net loss from fair value adjustments	(655)	(103)
Federal Home Loan Bank of New York stock dividends	500	611
Bank owned life insurance	667	645
Other income	390	570
Total non-interest income	871	2,577

Non-interest expense
Salaries and employee benefits	10,027	8,796
Occupancy and equipment	1,867	1,749
Professional services	1,599	1,764
FDIC deposit insurance	1,428	1,274
Data processing	1,005	1,078
Depreciation and amortization of premises and equipment	766	679
Other operating expenses	3,323	2,596
Total non-interest expense	20,015	17,936

Income before income taxes	13,011	13,146

Provision for income taxes
Federal	3,912	3,949
State and local	1,146	1,212
Total taxes	5,058	5,161

Net income	$7,953	$7,985

Basic earnings per common share	$0.26	$0.26
Diluted earnings per common share	$0.26	$0.26
Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,953	$7,985
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	5,000	5,000
Depreciation and amortization of bank premises and equipment	766	679
Net gain on sales of loans (including delinquent loans)	-	(5)
Amortization of premium, net of accretion of discount	1,423	1,215
Net loss from fair value adjustments	655	103
OTTI charge recognized in earnings	926	-
Income from bank owned life insurance	(667)	(645)
Stock-based compensation expense	1,167	961
Deferred compensation	103	45
Amortization of core deposit intangibles	117	117
Excess tax benefit from stock-based payment arrangements	(80)	(77)
Deferred income tax (benefit) provision	125	(1,407)
(Decrease) increase in other liabilities	(3,562)	2,437
(Increase) decrease in other assets	(1,071)	88
Net cash provided by operating activities	12,855	16,496

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(754)	(369)
Net redemptions of Federal Home Loan Bank of New York shares	1,683	4,658
Purchases of securities available for sale	(34,657)	(76,936)
Proceeds from sales and calls of securities available for sale	-	1,270
Proceeds from maturities and prepayments of securities available for sale	38,108	47,039
Net (originations) and repayment of loans	5,396	(21,072)
Purchases of loans	(12,555)	(1,783)
Proceeds from sale of real estate owned	154	279
Proceeds from sale of delinquent loans	3,158	1,289
Net cash used in investing activities	533	(45,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	8,374	(6,590)
Net increase in interest-bearing deposits	19,648	129,532
Net increase in mortgagors' escrow deposits	12,512	10,974
Net repayments of short-term borrowed funds	-	(73,500)
Proceeds from long-term borrowings	-	30,000
Repayment of long-term borrowings	(47,423)	(60,009)
Purchases of treasury stock	(209)	(66)
Excess tax benefit from stock-based payment arrangements	80	77
Proceeds from issuance of common stock upon exercise of stock options	525	-
Cash dividends paid	(3,995)	(3,946)
Net cash provided by financing activities	(10,488)	26,472

Net increase (decrease) in cash and cash equivalents	2,900	(2,657)
Cash and cash equivalents, beginning of period	47,789	28,426
Cash and cash equivalents, end of period	$50,689	$25,769

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$19,743	$24,482
Income taxes paid	2,366	127
Taxes paid if excess tax benefits were not tax deductible	2,446	204
Non-cash activities:
Loans transferred to real estate owned	980	518
Loans provided for the sale of real estate owned	244	800

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010

Preferred Stock
Balance, beginning of period	$-	$-
No activity	-	-
Balance, end of period	$-	$-
Common Stock
Balance, beginning of period	$313	$311
Issuance upon exercise of stock options (26,907 common shares for the
three months ended March 31, 2011)	-	-
Shares issued upon vesting of restricted stock unit awards (67,886 and 26,315
common shares for the three months ended March 31, 2011 and 2010, respectively)	1	1
Balance, end of period	$314	$312
Additional Paid-In Capital
Balance, beginning of period	$189,348	$185,842
Award of common shares released from Employee Benefit Trust (131,799 and 169,353
common shares for the three months ended March 31, 2011 and 2010, respectively)	1,429	1,064
Shares issued upon vesting of restricted stock unit awards (67,886 and 26,415 common
shares for the three months ended March 31, 2011 and 2010, respectively)	724	222
Issuance upon exercise of stock options (41,825 common shares for the
three months ended March 31, 2011)	348	-
Stock-based compensation activity, net	405	668
Stock-based income tax benefit (expense)	80	77
Balance, end of period	$192,334	$187,873
Treasury Stock
Balance, beginning of period	$-	$(36)
Shares issued upon vesting of restricted stock unit awards (3,395 common
shares for the three months ended March 31, 2010)	-	36
Issuance upon exercise of stock options (14,378 common shares for the
three months ended March 31, 2011)	209	-
Repurchase of shares to satisfy tax obligations (14,378 and 5,370 common shares
for the three months ended March 31, 2011 and 2010, respectively)	(209)	(66)
Balance, end of period	$-	$(66)
Unearned Compensation
Balance, beginning of period	$-	$(575)
Release of shares from the Employee Benefit Trust (48,135 common
shares for the three months ended March 31, 2010)	-	165
Balance, end of period	$-	$(410)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (continued)
(Unaudited)

	For the three months ended
	March 31,
(Dollars in thousands)	2011	2010

Retained Earnings
Balance, beginning of period	$202,395	$181,181
Net income	7,953	7,985
Cash dividends declared and paid on common shares ($0.13 per common
share for the three months ended March 31, 2011 and 2010, respectively)	(3,995)	(3,946)
Issuance upon exercise of stock options (41,825 common shares for the three
months ended March 31, 2011)	(32)	-
Shares issued upon vesting of restricted stock unit awards (3,295 common
shares for the three months ended March 31, 2010)	-	(8)
Balance, end of period	$206,321	$185,212
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(3,744)	$(6,579)
Change in net unrealized (losses) gains on securities available for sale, net of taxes of approximately $2,756 and ($1,983) for the three months ended March 31, 2011
and 2010, respectively	(3,490)	2,486
Amortization of actuarial losses, net of taxes of approximately ($61) and ($34)
for the three months ended March 31, 2011 and 2010, respectively	77	42
Amortization of prior service credits, net of taxes of approximately $5 and $4
for the three months ended March 31, 2011 and 2010, respectively	(6)	(5)
OTTI charges included in income, net of taxes of approximately ($408) for the
three months ended March 31, 2011	518	-
Balance, end of period	$(6,645)	$(4,056)

Total Stockholders' Equity	$394,057	$368,865

	For the three months ended
	March 31,
	2011	2010
Comprehensive Income
Net income	$7,953	$7,985
Amortization of actuarial losses	77	42
Amortization of prior service credits	(6)	(5)
OTTI charges included in income	518	-
Unrealized (losses) gains on securities, net	(3,490)	2,486
Comprehensive income	$5,052	$10,508

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Savings Bank”).  The Holding Company and its direct and indirect wholly-owned subsidiaries, the Savings Bank, Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as the “Company.” The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Company on a consolidated basis.

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such presented periods of the Company.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report. All inter-company balances and transactions have been eliminated in consolidation.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the prior-period consolidated financial statements to conform to the current-period presentation.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Net income, as reported	$7,953	$7,985
Divided by:
Weighted average common shares outstanding	30,620	30,257
Weighted average common stock equivalents	66	29
Total weighted average common shares outstanding and
common stock equivalents	30,686	30,286

Basic earnings per common share	$0.26	$0.26
Diluted earnings per common share (1)	$0.26	$0.26
Dividend payout ratio	50.0%	50.0%

(1)
For the three months ended March 31, 2011, options to purchase 560,550 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share as they are anti-dilutive. For the three months ended March 31, 2010, options to purchase 1,003,513 shares at an average exercise price of $15.72 were not included in the computation of diluted earnings per common share as they are anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the periods presented. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2011:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$10,409	$10,247	$105	$267
Other	34,013	31,358	2	2,657
Mutual funds	20,630	20,630	-	-
Total other securities	65,052	62,235	107	2,924
REMIC and CMO	451,071	444,840	8,989	15,220
GNMA	74,483	78,518	4,213	178
FNMA	182,933	183,695	3,419	2,657
FHLMC	22,896	23,452	556	-
Total mortgage-backed securities	731,383	730,505	17,177	18,055
Total securities available for sale	$796,435	$792,740	$17,284	$20,979

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $13.0 million at March 31, 2011.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

position, at March 31, 2011.

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. government agencies	$7,733	$267	$7,733	$267	$-	$-
Other	8,906	2,657	2,000	1	6,906	2,656
Total other securities	16,639	2,924	9,733	268	6,906	2,656
REMIC and CMO	197,970	15,220	164,646	6,510	33,324	8,710
GNMA	15,192	178	15,192	178	-	-
FNMA	98,967	2,657	98,967	2,657	-	-
Total mortgage-backed
securities	312,129	18,055	278,805	9,345	33,324	8,710
Total securities
available for sale	$328,768	$20,979	$288,538	$9,613	$40,230	$11,366

An other-than-temporary impairment (“OTTI”) loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive loss (“AOCL”) within Stockholders’ Equity. Additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired are required.

The Company reviewed each investment that had an unrealized loss at March 31, 2011. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities that are deemed to be temporary are recorded, net of tax, in AOCL.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings in the Consolidated Statements of Income and the noncredit related impairment being recorded in AOCL, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. In addition, private issue CMOs are evaluated using an impairment model through an independent third party. When an OTTI is identified, the portion of the impairment that is credit related is determined by management by using the following methods: (1) for trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; and (2) for mortgage-backed securities, credit related impairment is determined for each security by estimating losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, credit enhancement and coverage; and (3) in the case of private issue CMOs, through an impairment model from an independent third party, and then recording those estimated losses as a credit related loss against earnings.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Other Securities:
The unrealized losses in Other securities at March 31, 2011, consist of losses on two municipal securities, one single issuer trust preferred security and two pooled trust preferred securities.

The unrealized losses on the two municipal securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the single issuer trust preferred securities and two pooled trust preferred securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own. The Company evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

For each bank, our review included the following performance items of the banks:

▪	Ratio of tangible equity to assets
▪	Tier 1 Risk Weighted Capital
▪	Net interest margin
▪	Efficiency ratio for most recent two quarters
▪	Return on average assets for most recent two quarters
▪	Texas Ratio (ratio of non-performing assets plus assets past due over 90 days divided by tangible equity plus the reserve for loan losses)
▪	Credit ratings (where applicable)
▪	Capital issuances within the past year (where applicable)
▪	Ability to complete FDIC assisted acquisitions (where applicable)

Based on the review of the above factors, we concluded that:

▪	All of the performing issuers in our pools are well capitalized banks, and do not appear likely to be closed by their regulators.

▪	All of the performing issuers in our pools will continue as a going concern and will not default on their securities.

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. We then reviewed performing issuers with Texas Ratios in excess of 50%. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. There were four issuers with Texas Ratios in excess of 50% for which we concluded there would not be a default, primarily due to their current operating results and demonstrated ability to raise additional capital.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) no issuers will prepay; (2) senior classes will not call the debt on their portions; and (3) use of the forward LIBOR curve. The cash flows were discounted at the effective rate for each security. For each issuer that we assumed a 25% shortfall in the cash flows, the cash flow analysis eliminates 25% of the cash flow for each issuer effective immediately.

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

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at March 31, 2011, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2011. The class the Company owns in pooled trust preferred securities does not have any excess subordination. The table includes single-issuer or pooled trust preferred securities, class, number of performing banks in the security, amortized cost, fair value, cumulative credit related OTTI, deferrals/defaults as a percentage of the original security, expected deferrals/defaults as a percentage of currently performing issuers and the lowest current rating:

						Deferrals/Defaults
						Actual as a	Expected
					Cumulative	Percentage	Percentage	Current
Issuer		Performing	Amortized	Fair	Credit Related	of Original	of Performing	Lowest
Type	Class	Banks	Cost	Value	OTTI	Security	Collateral	Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$251	$-	None	None	BB+
Single issuer	n/a	1	500	501	-	None	None	BB-
Pooled issuer	B1	21	5,617	4,080	2,196	28.2%	2.1%	C
Pooled issuer	C1	19	3,645	2,575	1,542	25.6%	2.9%	C
Total			$10,062	$7,407	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at March 31, 2011 consist of six issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), five issues from the Federal National Mortgage Association (“FNMA”), eight issues from the Government National Mortgage Association (“GNMA”) and eight private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses at March 31, 2011 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans.  Currently, six of these securities are performing according to their terms, with two securities remitting less than the full principal amount due.  The principal loss for these two securities totaled $0.2 million for the quarter ended March 31, 2011.  These losses were anticipated in the cumulative OTTI charges recorded for these two securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the quarter ended March 31, 2011, on one private issue CMO of $3.6 million before tax, of which $0.9 million was charged against earnings in the Consolidated Statements of Income and $2.7 million before tax ($1.5 million after-tax) was recorded in AOCL.

The portion of the above mentioned OTTI, recorded during the quarter ended March 31, 2011, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 21%; (2) projected loss severity of 50%; (3) assumed default rates of 10% for the first 12 months, 8% for the next 12 months, 6% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 10%.

It is not anticipated at this time that the seven private issue securities for which an OTTI charge during the quarter ended March 31, 2011was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  Each of these securities is performing according to its terms and in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At March 31, 2011, the Company held 16 private issue CMOs which had a current credit rating of at least one rating below investment grade. Six of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments. The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2011. The table includes, by security, amortized cost, fair value, outstanding principal, cumulative credit related OTTI charges, year security was issued, maturity date, current rating, location of underlying collateral and average FICO score of borrower:

				Cumulative
				OTTI			Current							Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:						FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	TX	MD	Score
	(Dollars in thousands)

1	$13,445	$10,908	$15,762	$3,279	2006	05/25/36	D	45%			14%			720
2	6,193	5,059	6,293	100	2006	08/19/36	CC	52%						737
3	6,040	4,352	6,581	774	2006	08/25/36	D	38%	13%					714
4	4,776	4,103	5,390	582	2006	08/25/36	CC	36%	15%		12%	10%		727
5	4,114	3,787	4,347	171	2006	03/25/36	CCC	36%						729
6	2,987	3,043	3,006	-	2005	12/25/35	Ba2	39%						738
7	5,720	3,405	5,996	222	2006	05/25/36	CC	31%		19%			10%	717
8	1,987	2,020	2,005	-	2006	08/25/36	B2	28%						739
9	1,990	1,985	2,019	-	2005	11/25/35	B	39%		17%			11%	734
10	1,746	1,709	1,749	-	2005	11/25/35	CCC	46%						742
Total	$48,998	$40,371	$53,148	$5,128

GNMA:
The unrealized losses on the securities issued by GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

FNMA:
The unrealized losses on the securities issued by FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the total impairment on debt securities, as of March 31, 2011, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

			Gross Unrealized	Cumulative
			Losses Recorded	Credit OTTI
(in thousands)	Amortized Cost	Fair Value	In AOCL	Losses

Private issued CMO's (1)	$40,289	$31,615	$8,674	$4,008
Trust preferred securities (1)	9,262	6,655	2,607	3,738

Total	$49,551	$38,270	$11,281	$7,746

(1)
The Company has recorded OTTI charges in the Consolidated Statements of Income on six private issue CMOs and two pooled trust preferred securities for which a portion of the OTTI is currently recorded in AOCL.

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCL for the period indicated:

For the three months ended
(in thousands)	March 31, 2011
Beginning balance	$7,011

Recognition of actual losses	(191)
OTTI charges due to credit loss recorded in earnings	926
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-

Ending balance	$7,746

The following table details the amortized cost and estimated fair value of the Company’s securities, classified as available for sale at March 31, 2011, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$8,462	$8,463
Due after one year through five years	10,071	10,175
Due after five years through ten years	-	-
Due after ten years	46,519	43,597

Total other securities	65,052	62,235
Mortgage-backed securities	731,383	730,505

Total securities available for sale	$796,435	$792,740

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$10,556	$10,459	$111	$208
Other	31,423	29,028	6	2,401
Mutual funds	10,625	10,625	-	-
Total other securities	52,604	50,112	117	2,609
REMIC and CMO	456,210	453,465	10,039	12,784
GNMA	81,439	85,955	4,580	64
FNMA	192,750	194,540	3,813	2,023
FHLMC	19,561	20,117	556	-
Total mortgage-backed securities	749,960	754,077	18,988	14,871
Total securities available for sale	$802,564	$804,189	$19,105	$17,480

Mortgage-backed securities shown in the table above included one private issue CMO that was collateralized by commercial real estate mortgages with an amortized cost and market value of $14.6 million at December 31, 2010.  The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

5. Loans

Loans are reported at their outstanding principal balance net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Subsequent cash payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Subsequent cash payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is unlikely to occur. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company's allowance for loan losses, management considers various factors such as, the current fair value of collateral for collateral dependent loans, the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing and classified loans, changes in the composition and volume of the gross loan portfolio, and local and national economic conditions. The Company’s Board of Directors reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on a cash basis. The Company’s management considers all non-accrual loans impaired.

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

We recognize a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependant impaired loans are compared to the loan’s updated fair value. The balance which exceeds fair value is charged-off.  We review our allowance for loan losses on a quarterly basis, and record as a provision the amount deemed appropriate, after considering current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories and delinquent loans by particular loan categories. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

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

As of March 31, 2011, we utilized recent third party appraisals of the collateral to measure impairment for $94.6 million, or 68.8%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $43.0 million, or 31.2%, of collateral dependent impaired loans.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

We recorded net charge-offs for impaired loans of $5.3 million and $2.3 million during the three months ended March 31, 2011 and 2010, respectively. The following table shows net loan charge-offs (recoveries) for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(In thousands)	2011	2010
Multi-family residential	$917	$1,092
Commercial real estate	1,950	140
One-to-four family – mixed-use property	173	360
One-to-four family – residential	1,474	69
Construction	-	862
Small Business Administration	323	290
Commercial business and other	432	(521)
Total net loan charge-offs	$5,269	$2,292

We may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as troubled debt restructured (“TDR”).

The Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. The Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. In addition, the Bank has restructured certain problem loans by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified as TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2011	2010
Accrual Status:
Multi-family residential	$1,077	$11,242
Commercial real estate	2,439	2,448
One-to-four family - mixed-use property	268	206
Construction	24,216	-
Commercial business and other	2,000	-

Total	30,000	13,896

Non-accrual status:
Multi-family residential	8,646	-
One-to-four family - mixed-use property	381	-
One-to-four family - residential	572	-
Total	9,599	-

Total performing troubled debt restructured	$39,599	$13,896

The following table shows non-performing loans at the periods indicated:

	March 31,	December 31,
(In thousands)	2011	2010
Loans 90 days or more past due
and still accruing:
Multi-family residential	$-	$103
Commercial real estate	955	3,328
Construction	5,245	-
Commercial business and other	6	6
Total	6,206	3,437

Non-accrual loans:
Multi-family residential	34,979	35,633
Commercial real estate	22,152	22,806
One-to-four family - mixed-use property	29,211	30,478
One-to-four family - residential	9,455	10,695
Construction	5,165	4,465
Small business administration	2,052	1,159
Commercial business and other	6,991	3,419
Total	110,005	108,655

Total non-performing loans	$116,211	$112,092

Loans classified as TDR which are not performing in accordance with their restructured terms are included in non-accrual loans in the immediate preceding table, and totaled $5.5 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively.

The interest foregone on non-accrual loans and loans classified as TDR totaled $2.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at March 31, 2011:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$23,338	$8,590	$34,979	$66,907	$1,214,104	$1,281,011
Commercial real estate	14,240	4,926	20,802	39,968	605,770	645,738
One-to-four family - mixed-use property	19,604	4,818	29,210	53,632	667,610	721,242
One-to-four family - residential	3,478	1,813	9,454	14,745	215,086	229,831
Co-operative apartments	-	-	-	-	6,151	6,151
Construction loans	4,407	7,739	5,165	17,311	51,881	69,192
Small Business Administration	382	710	333	1,425	17,477	18,902
Taxi medallion	-	-	-	-	88,459	88,459
Commercial business and other	3	971	6,630	7,604	189,703	197,307
Total	$65,452	$29,567	$106,573	$201,592	$3,056,241	$3,257,833

The following table shows an age analysis of our recorded investment in loans at December 31, 2010:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
	(in thousands)

Multi-family residential	$30,799	$7,014	$35,736	$73,549	$1,178,627	$1,252,176
Commercial real estate	17,167	2,181	26,134	45,482	617,312	662,794
One-to-four family - mixed-use property	19,596	6,376	30,478	56,450	672,360	728,810
One-to-four family - residential	4,826	1,046	10,695	16,567	224,809	241,376
Co-operative apartments	133	-	-	133	6,082	6,215
Construction loans	2,900	5,485	4,465	12,850	62,669	75,519
Small Business Administration	418	991	1,159	2,568	14,943	17,511
Taxi medallion	-	-	-	-	88,264	88,264
Commercial business and other	4,534	3	3,425	7,962	179,199	187,161
Total	$80,373	$23,096	$112,092	$215,561	$3,044,265	$3,259,826

The following are changes in the allowance for loan losses for the periods indicated:

	For the three months
	ended March 31
(In thousands)	2011	2010

Balance, beginning of period	$27,699	$20,324
Provision for loan losses	5,000	5,000
Charge-off's	(5,320)	(2,943)
Recoveries	51	651

Balance, end of period	$27,430	$23,032

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2011:

						Ending Balance	Ending Balance
	Beginning Balance				Ending Balance	Individualy	Collectively
	December 31,				March 31,	Evaluated for	Evaluated for
(in thousands)	2010	Charge-off's	Recoveries	Provision	2011	Impairment	Impairment

Multi-family residential	$9,007	$(918)	$1	$205	$8,295	$97	$8,198
Commercial real estate	4,905	(1,950)	-	1,903	4,858	180	4,678
One-to-four family - mixed-use property	5,997	(216)	43	(1,863)	3,961	25	3,936
One-to-four family - residential	938	(1,474)	-	2,288	1,752	255	1,497
Co-operative apartments	17	-	-	7	24	-	24
Construction loans	589	-	-	434	1,023	394	629
Small Business Administration	1,303	(327)	4	769	1,749	649	1,100
Taxi medallion	639	-	-	(579)	60	-	60
Commercial business and other	4,304	(435)	3	1,836	5,708	3,042	2,666
Total	$27,699	$(5,320)	$51	$5,000	$27,430	$4,642	$22,788

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the three-month period ended March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$37,940	$43,699	$-	$27,633	$72
Commercial real estate	29,253	33,871	-	20,864	121
One-to-four family mixed-use property	32,216	34,364	-	19,528	35
One-to-four family residential	9,897	11,509	-	9,146	6
Co-operative apartments	-	-	-	-	-
Construction	10,410	12,161	-	20,500	105
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	17,482	17,717	-	13,114	222

Total loans with no related allowance recorded	137,198	153,321	-	110,785	561

With an allowance recorded:
Mortgage loans:
Multi-family residential	13,031	13,031	97	23,127	73
Commercial real estate	3,867	3,995	180	11,757	26
One-to-four family mixed-use property	1,544	1,553	25	13,988	7
One-to-four family residential	572	572	255	1,526	6
Co-operative apartments	-	-	-	-	-
Construction	24,217	24,217	393	12,109	242
Non-mortgage loans:
Small Business Administration	1,297	1,297	649	1,365	7
Taxi Medallion	-	-	-	-	-
Commercial Business and other	8,051	8,715	3,043	7,086	63

Total loans with an allowance recorded	52,579	53,380	4,642	70,958	424

Total Impaired Loans:
Total mortgage loans	$162,947	$178,972	$950	$160,178	$693

Total non-mortgage loans	$26,830	$27,729	$3,692	$21,565	$292

 In accordance with our policy and the Office of Thrift Supervision (“OTS”) regulations, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans,” as deemed necessary.  If a loan does not fall within one of the previous mentioned categories than the loan would be considered “Pass.” We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at March 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$26,245	$49,894	$-	$-	$76,139
Commercial real estate	22,364	33,120	-	-	55,484
One-to-four family - mixed-use property	19,563	33,492	-	-	53,055
One-to-four family - residential	4,710	10,469	-	-	15,179
Co-operative apartments	133	-	-	-	133
Construction loans	4,956	34,627	-	-	39,583
Small Business Administration	365	1,008	289	-	1,662
Commercial business and other	5,571	24,295	1,238	-	31,104
Total loans	$83,907	$186,905	$1,527	$-	$272,339

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	$72,705	$173,808	$1,238	$-	$247,751

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

6.           Other Real Estate Owned
The following are changes in Other Real Estate Owned (“OREO”) during the period indicated:

	For the three months ended
	March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$1,588	$2,262
Acquisitions	980	518
Sales	(386)	(987)

Balance at end of period	$2,182	$1,793

During the three months ended March 31, 2011 and 2010, the Company recorded gross gains from the sale of OREO in the amount of $92,000 and $108,000, respectively. During the three months ended March 31, 2011 and 2010, the Company recorded gross losses from the sale of OREO in the amount of $12,000 and $16,000, respectively. The net gains / losses on the sale of OREO are included in the Consolidated Statements of Income in Other operating expenses.

7.           Stock-Based Compensation
For the three months ended March 31, 2011 and 2010, the Company’s net income, as reported, includes $1.2 million and $1.0 million, respectively, of stock-based compensation costs, and $0.5 million and $0.4 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2011 and 2010, the Company granted 213,095 and 169,820 restricted stock units, respectively.  There were no stock options granted during the three months ended March 31, 2011 and 2010.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan.  As of March 31, 2011, there are 80,346 shares available for full value awards and 300 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  Grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by: (1) the number of shares that are returned to or retained by the Company  as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); (2) the settlement of such an award in cash; (3) the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards; or (4) the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

The following table summarizes the Company’s full value awards at or for the three months ended March 31, 2011:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2010	287,004	$13.02
Granted	213,095	14.53
Vested	(84,140)	12.69
Forfeited	(1,720)	13.48
Non-vested at March 31, 2011	414,239	$13.86

Vested but unissued at March 31, 2011	102,629	$13.84

As of March 31, 2011, there was $4.7 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of awards vested for the three months ended March 31, 2011 and 2010 were $1.2 million and $0.7 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the three months ended March 31, 2011:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	$(000	) *

Outstanding at December 31, 2010	1,247,888	$14.51
Granted	-	-
Exercised	(41,285)	12.71
Forfeited	-	-
Outstanding at March 31, 2011	1,206,603	$14.57	4.0 years	$1,919
Exercisable shares at March 31, 2011	1,030,658	$14.64	3.5 years	$1,481
Vested but unexercisable shares at
March 31, 2011	6,575	$15.67	6.6 years	$8

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of March 31, 2011, there was $0.3 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.  The vested but unexercisable non-full value awards were made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

There were no stock options granted or exercised during the three months ended March 31, 2010. Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted, during the three months ended March 31, 2011 are provided in the following table:

For the three months
(In thousands)	ended March 31, 2011
Proceeds from stock options exercised	$525
Tax benefit (expense) related to stock options exercised	(64)
Intrinsic value of stock options exercised	79

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2011:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2010	30,970	$14.00
Granted	7,266	14.28
Forfeited	-	-
Distributions	(55)	14.44
Outstanding at March 31, 2011	38,181	$14.90
Vested at March 31, 2011	36,878	$14.90

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $37,000 and $42,000 for the three months ended March 31, 2011 and 2010, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 and $2,000 for the three months ended March 31, 2011 and 2010, respectively.

8.           Pension and Other Postretirement Benefit Plans
The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended
	March 31,
(In thousands)	2011	2010

Employee Pension Plan:
Interest cost	$246	$239
Amortization of unrecognized loss	153	91
Expected return on plan assets	(308)	(312)
Net employee pension expense	$91	$18

Outside Director Pension Plan:
Service cost	$17	$16
Interest cost	31	33
Amortization of unrecognized gain	(13)	(14)
Amortization of past service liability	10	10
Net outside director pension expense	$45	$45

Other Postretirement Benefit Plans:
Service cost	$78	$68
Interest cost	52	52
Amortization of unrecognized loss	-	2
Amortization of past service credit	(21)	(21)
Net other postretirement expense	$109	$101

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2010 that it expects to contribute $0.2 million to each of the Company’s Employee Pension Plan (the “Employee Pension Plan”) and the Outside Director Pension Plan (the “Outside Director Pension Plan”) and $0.1 million to the other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2011. As of March 31, 2011, the Company has contributed $59,000 to the Employee Pension Plan, $21,000 to the Outside Director Pension Plan and $12,000 to the Other Postretirement Benefit Plans. As of March 31, 2011, the Company has not revised its expected contributions for the year ending December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.           Fair Value of Financial Instruments
The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $77.9 million and $31.8 million, respectively. At December 31, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $73.0 million and $32.2 million, respectively. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(Dollars in thousands)	2011	2010	March 31, 2011	March 31, 2010

Mortgage-backed securities	$46,817	$51,475	$(602)	$569
Other securities	31,118	21,574	(509)	184
Borrowed funds	31,794	32,227	425	862
Net gain from fair value adjustments (1)			$(686)	$1,615

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include gains of $31,000 and losses of $1.7 million for the three months ended March 31, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

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

The borrowed funds had a contractual principal amount of $61.9 million at March 31, 2011 and December 31, 2010 The fair value of borrowed funds includes accrued interest payable of $0.4 million at March 31, 2011 and December 31, 2010.

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

Financial assets and financial liabilities reported at fair value are required to be measured based on either: (1) quoted prices in active markets for identical financial instruments (Level 1); (2) significant other observable inputs (Level 2); or (3) significant unobservable inputs (Level 3).

A description of the methods and significant assumptions utilized in estimating the fair value of the Company’s assets and liabilities that are carried at fair value on a recurring basis are as follows:

Level 1 – where quoted market prices are available in an active market. The Company does not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2011 and December 31, 2010.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2011 and December 31, 2010, Level 2 includes mortgage related securities, corporate debt and interest rate caps and Federal Home Loan Bank of New York (“FHLB-NY”) advances.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At March 31, 2011 and December 31, 2010, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended
	March 31, 2011
	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Beginning balance	$10,144	$32,226
Transfer into Level 3	-	-
Net loss from fair value adjustment
of financial assets	(502)	-
Net gain from fair value
adjustment of financial liabilities	-	(424)
Decrease in accrued interest	-	(8)
Change in unrealized losses included
in other comprehensive income	(260)	-
Ending balance	$9,382	$31,794

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at March 31, 2011 and December 31, 2010:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	March 31	December 31,	March 31	December 31,	March 31	December 31,	March 31	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Securities available for sale
Mortgage-backed
Securities	$-	$-	$730,505	$754,077	$-	$-	$730,505	$754,077
Other securities	-	-	52,853	39,968	9,382	10,144	62,235	50,112
Interest rate caps	-	-	2,540	2,509	-	-	2,540	2,509

Total assets	$-	$-	$785,898	$796,554	$9,382	$10,144	$795,280	$806,698

Liabilities:
Borrowings	$-	$-	$-	$-	$31,794	$32,226	$31,794	$32,226

Total liabilities	$-	$-	$-	$-	$31,794	$32,226	$31,794	$32,226

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at March 31, 2011 and December 31, 2010:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	March 31	December 31,	March 31	December 31,	March 31	December 31,	March 31	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$57,504	$51,615	$57,504	$51,615
Other Real estate owned	-	-	-	-	2,182	1,588	2,182	1,588

Total assets	$-	$-	$-	$-	$59,686	$53,203	$59,686	$53,203

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

The estimated fair value of each material class of financial instruments at March 31, 2011 and December 31, 2010 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The estimated fair value of loans, with carrying amounts of $3,273.9 million and $3,276.3 million at March 31, 2011 and December 31, 2010, respectively, was $3,473.5 million and $3,359.8 million at March 31, 2011 and December 31, 2010, respectively.

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

Due to Depositors:

The estimated fair value of due to depositors, with carrying amounts of $3,191.6 million and $3,163.3 million at March 31, 2011 and December 31, 2010, respectively, was $3,214.7 million and $3,212.6 million at March 31, 2011 and December 31, 2010, respectively.

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

Borrowings:

The estimated fair value of borrowings, with carrying amounts of $660.8 million and $708.7 million at March 31, 2011 and December 31, 2010, respectively, was $678.5 million and $736.4 million at March 31, 2011 and December 31, 2010, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at March 31, 2011 and December 31, 2010 was $1.5 million and $7.4 million, respectively. The Company has not designated the interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in “Other assets” and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input).  The Company recorded gains of $31,000 and losses of $1.7 million for the three months ended March 31, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

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

At March 31, 2011 and December 31, 2010, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

10.           Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal and New York State income tax return as a real estate investment trust.

 Income tax provisions are summarized as follows:

	For the three months
	ended March 31,
(In thousands)	2011	2010
Federal:
Current	$3,826	$5,142
Deferred	86	(1,193)
Total federal tax provision	3,912	3,949
State and Local:
Current	1,107	1,427
Deferred	39	(215)
Total state and local tax provision	1,146	1,212

Total income tax provision	$5,058	$5,161

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.9% and 39.3% for the three months ended March 31, 2011 and 2010, respectively. The effective rates differ from the statutory federal income tax rate as follows:

	For the three months
	ended March 31,
(dollars in thousands)	2011		2010

Taxes at federal statutory rate	$4,554	35.0%	$4,601	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal
income tax benefit	745	5.7	788	6.1
Other	(241)	(1.8)	(228)	(1.8)
Taxes at effective rate	$5,058	38.9%	$5,161	39.3%

The Company has recorded a deferred tax asset of $32.4 million at March 31, 2011, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $18.8 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

11.           Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at March 31, 2011 and December 31, 2010 and the changes during the period are as follows:

		Other
	March 31,	Comprehensive	December 31,
	2011	Income (loss)	2010
	(In thousands)
Net unrealized (loss) gain on securities
available for sale	$(2,069)	$(2,972)	$903
Net actuarial loss on pension plans and
other postretirement benefits	(4,945)	77	(5,022)
Prior service cost on pension
plans and other postretirement benefits	369	(6)	375
Accumulated other comprehensive loss	$(6,645)	$(2,901)	$(3,744)

12.           Regulatory Capital

Under OTS capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards.  At March 31, 2011, the Savings Bank exceeded each of the three OTS capital requirements and is categorized as “well-capitalized” by the OTS under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance with OTS capital standards as of March 31, 2011:

(Dollars in thousands)	Amount	Percent of Assets

Tangible Capital:
Capital level	$398,922	9.27%
Requirement	64,555	1.50
Excess	334,367	7.77

Leverage and Core Capital:
Capital level	$398,922	9.27%
Requirement	172,147	4.00
Excess	226,775	5.27

Risk-Based Capital:
Capital level	$425,385	14.09%
Requirement	241,542	8.00
Excess	183,843	6.09

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 5 of Notes to Consolidated Financial Statements “Loans.”

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

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-03, which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.”  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

ITEM 2.

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including Flushing Savings Bank, FSB (the “Savings Bank”) and Flushing Commercial Bank (the “Commercial Bank,” and together with the Savings Bank, the “Banks”).

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth in the preceding paragraph and elsewhere in this Quarterly Report, and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. The primary business of Flushing Financial Corporation at this time is the operation of its wholly owned subsidiary, the Savings Bank. The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November, 2006, the Savings Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Savings Bank, issuances of junior subordinated debt and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

Our strategy is to continue our focus on being an institution serving consumers, businesses and governmental units in our local markets. In furtherance of this objective, we intend to:

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

Our investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate risk and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity “gap” position, the types of securities to be held, and other factors. We classify our investment securities as available for sale.

We carry a portion of our financial assets and financial liabilities at fair value and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 9 of the Notes to the Consolidated Financial Statements.

At March 31, 2011, total assets were $4,316.9 million, a decrease of $7.8 million, or 0.2%, from $4,324.7 million at December 31, 2010. Total loans, net decreased $2.2 million, or 0.1%, during the three months ended March 31, 2011 to $3,246.5 million from $3,248.6 million at December 31, 2010. Loan originations and purchases were $99.1 million for the three months ended March 31, 2011, an increase of $4.1 million from $95.0 million for the three months ended March 31, 2010. Loan demand has remained at reduced levels due to the current economic environment. At March 31, 2011, loan applications in process totaled $164.7 million, compared to $142.2 million at December 31, 2010 and $151.8 million at March 31, 2010.

Management continues to adhere to the Savings Bank’s conservative underwriting standards to ensure the Savings Bank continues to originate quality loans. We also focus on the performance of the Savings Bank’s existing loan portfolio. Non-performing loans were $116.2 million at March 31, 2011, an increase of $4.1 million from $112.1 million at December 31, 2010. Performing loans delinquent 60 to 89 days totaled $21.9 million at March 31, 2011, an increase of $2.1 million from December 31, 2010.  Performing loans delinquent 30 to 59 days totaled $64.2 million at March 31, 2011, a decrease of $8.3 million from $73.5 million at December 31, 2010. The majority of non-performing loans are collateralized by residential income producing properties in the New York City metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans.  We review the property values of impaired loans quarterly and charge-off amounts in excess of 90% of the value of the loan’s collateral. Net loan charge-offs during the three months ended March 31, 2011 were 65 basis points of average loans, which continue to be below the industry average.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

Total liabilities were $3,922.9 million at March 31, 2011, a decrease of $11.8 million, or 0.3%, from December 31, 2010. During the three months ended March 31, 2011, due to depositors increased $28.3 million, or 0.9%, to $3,191.6 million, as a result of an increase of $57.2 million in certificates of deposit, partially offset by a decrease of $28.8 million in core deposits. Borrowed funds decreased $47.8 million as the increase in deposits allowed us to reduce our borrowed funds.

Net income for the quarter ended March 31, 2011 was $8.0 million, the same as that reported for the first quarter of 2010.  Return on average equity was 8.2% for the three months ended March 31, 2011 compared to 8.8% for the three months ended March 31, 2010. Return on average assets was 0.7% for the three months ended March 31, 2011 compared to 0.8% for the three months ended March 31, 2010.

The net interest margin increased 23 basis points to 3.62% for the three months ended March 31, 2010 from 3.39% for the three months ended march 31, 2010. The increase in the net interest margin was primarily due to a reduction of 54 basis points in the cost of interest-bearing liabilities for the three months ended March 31, 2011 from the comparable prior year period.  The decrease in the cost of interest-bearing liabilities is primarily attributable to reductions in the rates paid on deposits combined with a shift in deposit concentrations, as we focused on increasing the balance of our customer deposits, while at the same time reducing wholesale borrowings.

We recorded a provision for loan losses of $5.0 million during the three months ended March 31, 2011, which was the same as recorded during the three months ended March 31, 2010.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements at March 31, 2011, with core and risk-weighted capital ratios of 9.27% and 14.09%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010

General.  Net income for the quarter ended March 31, 2011 was $8.0 million, or $0.26 per diluted common share, the same as that reported for the first quarter of 2010. Return on average equity was 8.2% for the three months ended March 31, 2011 compared to 8.8% for the three months ended March 31, 2010. Return on average assets was 0.7% for the three months ended March 31, 2011 compared to 0.8% for the three months ended March 31, 2010.

Interest Income.  Total interest and dividend income decreased $0.8 million, or 1.4%, to $57.0 million for the three months ended March 31, 2011 from $57.8 million for the three months ended March 31, 2010. The decrease in interest income is attributed to a 29 basis point decline in the yield of interest-earning assets to 5.56% for the three months ended March 31, 2011 from 5.85% in the comparable prior year quarter. The decline in the yield was partially offset by a $154.0 million increase in the average balance of interest-earning assets to $4,106.0 million for the three months ended March 31, 2011 from $3,952.1 million for the comparable prior year period. The 29 basis point decline in the yield of interest-earning assets was primarily due to a 20 basis point reduction in the yield of the loan portfolio to 6.00% for the quarter ended March 31, 2011 from 6.20% for the quarter ended March 31, 2010, combined with a 39 basis point decline in the yield on total securities to 4.16% for the quarter ended March 31, 2011 from 4.55% for the comparable period in 2010. In addition, the yield of interest-earning assets was negatively impacted by a $110.6 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the three months ended March 31, 2011, both of which have a lower yield than the yield of total interest-earning assets. The 20 basis point decrease in the loan portfolio was primarily due to a decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income. The 39 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio declined 17 basis points to 6.10% for the three months ended March 31, 2011 from 6.27% for the three months ended March 31, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, declined 18 basis points to 6.03% for the three months ended March 31, 2011from 6.21% for the three months ended March 31, 2010. The decline in the yield of interest-earning assets was partially offset by an increase of $43.3 million in the average balance of the loan portfolio to $3,248.7 million for the three months ended March 31, 2011.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $4.4 million, or 18.2%, to $19.9 million for the three months ended March 31, 2011 from $24.3 million for the three months ended March 31, 2010. The decrease in interest expense is due to the reduction in the cost of interest-bearing liabilities, which decreased 54 basis points to 2.09% for the three months ended March 31, 2011 from 2.63% for the comparable prior year period. This decrease was partially offset with a $108.3 million increase in the average balance of interest-bearing liabilities to $3,805.9 million for the three months ended March 31, 2011 from $3,697.5 million for the comparable prior year period.  The 54 basis point decrease in the cost of interest-bearing liabilities is primarily attributable to the Banks’ reducing the rates it pays on its deposit products and the Banks’ focus on increasing lower costing core deposits and reducing borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 59 basis points, 47 basis points, 26 basis points and 41 basis points respectively, for the quarter ended March 31, 2011 compared to the same period in 2010.  This resulted in a decrease in the cost of due to depositors of 43 basis points to 1.60% for the quarter ended March 31, 2011 from 2.03% for the quarter ended March 31, 2010. The cost of borrowed funds increased nine basis points to 4.41% for the quarter ended March 31, 2011 from 4.32% for the quarter ended March 31, 2010. The combined average balances of lower-costing core deposits increased a total of $172.1 million for the quarter ended March 31, 2011 compared to the same period in 2010, while the combined average balances of higher-costing certificates of deposits and borrowed funds declined $64.5 million for the quarter ended March 31, 2011 from the comparable period in 2010.

Net Interest Income.  For the three months ended March 31, 2011, net interest income was a record $37.2 million, an increase of $3.7 million, or 10.9%, from $33.5 million for the three months ended March 31, 2010. The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $154.0 million, to $4,106.0 million for the quarter ended March 31, 2011, combined with an increase in the net interest spread of 25 basis points to 3.47% for the quarter ended March 31, 2011 from 3.22% for the quarter ended March 31, 2010. The yield on interest-earning assets decreased 29 basis points to 5.56% for the three months ended March 31, 2011 from 5.85% in the three months ended March 31, 2010. However, this was more than offset by a decline in the cost of funds of 54 basis points to 2.09% for the three months ended March 31, 2011 from 2.63% for the comparable prior quarter period. The net interest margin improved 23 basis points to 3.62% for the three months ended March 31, 2011 from 3.39% for the three months ended March 31, 2010. Excluding prepayment penalty income, the net interest margin would have increased 22 basis points to 3.57% for the quarter ended March 31, 2011 from 3.35% for the quarter ended March 31, 2010.

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the quarter ended March 31, 2011, which was the same as that recorded in the quarter ended March 31, 2010, and a decrease of $1.0 million from that recorded for the quarter ended December 31, 2010. During the three months ended March 31, 2011, non-performing loans increased $4.1 million to $116.2 million from $112.1 million at December 31, 2010. Net charge-offs for the quarter ended March 31, 2011 totaled $5.3 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market that continue to show low vacancy rates, thereby retaining more of their value. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 65.1% at March 31, 2011. We anticipate that we will continue to see low loss content in this portfolio that constitutes the majority of our non-performing loans. The Banks’ continues to maintain conservative underwriting standards. However, given the increase in non-performing loans, the current economic uncertainties, and the charge-offs recorded in the first quarter of 2011, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the first quarter of 2011. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended March 31, 2011 was $0.9 million, a decrease of $1.7 million from $2.6 million for the three months ended March 31, 2010.  The decrease in non-interest income was primarily due to a $0.9 million other-than-temporary impairment charge on a private issue collateralized mortgage obligation recorded during the three months ended March 31, 2011 compared to none in the three months ended March 31, 2010, and a $0.7 million net loss recorded for changes in assets and liabilities carried at fair value in the three months ended March 31, 2011 compared to a $0.1 million net loss recorded in the three months ended March 31, 2010.

Non-Interest Expense. Non-interest expense was $20.0 million for the three months ended March 31, 2011, an increase of $2.1 million, or 11.6%, from $17.9 million for the three months ended March 31, 2010. The increase was primarily due to the growth of the Company over the past year, which included the opening of a new branch in January 2011, an increase in stock based compensation expense, and an increase in foreclosure and other real estate owned expense. Salaries and benefits increased $1.2 million due to the new branch, employee salary increases as of

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

January 1, and increases in stock based compensation, payroll taxes, and employee medical and retirement costs. Other operating expense increased $0.7 million primarily due to an increase in foreclosure and other real estate owned expense. The efficiency ratio was 50.4% for the three months ended March 31, 2011 compared to 49.8% for the three months ended March 31, 2010.

Income before Income Taxes.  Income before the provision for income taxes decreased $0.1 million, or 1.0%, to $13.0 million for the three months ended March 31, 2011 from $13.1 million for the three months ended March 31, 2010 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $0.1 million to $5.1 million for the three months ended March 31, 2011 as compared to $5.2 million for the three months ended March 31, 2010.  The effective tax rate was 38.9% and 39.3% for the three months ended March 31, 2011 and 2010, respectively.

FINANCIAL CONDITION

Assets.  Total assets at March 31, 2011 were $4,316.9 million, a decrease of $7.8 million, or 0.2%, from $4,324.7 million at December 31, 2010. Total loans, net decreased $2.2 million, or 0.1%, during the three months ended March 31, 2011 to $3,246.5 million from $3,248.6 million at December 31, 2010. Loan originations and purchases were $99.1 million for the three months ended March 31, 2011, an increase of $4.1 million from $95.0 million for the three months ended March 31, 2010. Loan demand has remained at reduced levels due to the current economic environment. At March 31, 2011, loan applications in process totaled $164.7 million, compared to $142.2 million at December 31, 2010 and $151.8 million at March 31, 2010.

 The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2011	2010
Multi-family residential	$46,019	$38,405
Commercial real estate	1,419	4,600
One-to-four family – mixed-use property	4,819	12,712
One-to-four family – residential	3,353	6,675
Co-operative apartments	-	216
Construction	1,006	832
Small Business Administration	2,329	289
Taxi Medallion (1)	23,824	16,454
Commercial business and other loans	16,291	14,801
Total loan originations and purchases	$99,060	$94,984

(1)	Includes purchases of $12.6 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. Non-accrual loans and charge-offs for impaired loans have increased, primarily due to the current economic environment. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. In addition, the Savings Bank has restructured certain problem loans by either: (1) reducing the interest rate until the next reset date; (2) extending the amortization period thereby lowering the monthly payments; or (3) changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Savings Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

current on their loans. These restructured loans are classified as “troubled debt restructured (“TDR”). See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

The Savings Bank has increased staffing to handle delinquent loans by hiring people experienced in loan workouts. The Savings Bank’s non-performing assets were $122.7 million at March 31, 2011, an increase of $3.9 million from $118.8 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 2.84% at March 31, 2011 as compared to 2.75% at December 31, 2010. The ratio of allowance for loan losses to total non-performing loans was 24% at March 31, 2011 and 25% at December 31, 2010. See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2011, mortgage-backed securities decreased $23.6 million, or 3.1%, to $730.5 million. The decrease in mortgage-backed securities during the three months ended March 31, 2011 was primarily due to principal repayments of $38.0 million combined with a reduction in the fair value of $5.6 million, partially offset by purchases of $21.5 million. During the three months ended March 31, 2011, other securities increased $12.1 million, or 24.2%, to $62.2 million from $50.1 million. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the three months ended March 31, 2011, there were $13.1 million in purchases partially offset by a reduction in the fair value of $0.8 million.

Liabilities.  Total liabilities were $3,922.9 million at March 31, 2011, a decrease of $11.8 million, or 0.3%, from December 31, 2010. During the three months ended March 31, 2011, due to depositors increased $28.3 million, or 0.9%, to $3,191.6 million, as a result of an increase of $57.2 million in certificates of deposit, partially offset by a decrease of $28.8 million in core deposits. Borrowed funds decreased $47.8 million as the increase in deposits allowed us to reduce our borrowed funds.

Equity. Total stockholders’ equity increased $4.0 million, or 1.0%, to $394.1 million at March 31, 2011 from $390.0 million at December 31, 2010. The increase is primarily due to net income of $8.0 million for the three months ended March 31, 2011, the net issuance of 94,793 common shares during the quarter upon vesting of restricted stock awards and the exercise of stock options, and the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $4.0 million and a decrease in other comprehensive income of $2.9 million.  Book value per common share was $12.57 at March 31, 2011 compared to $12.48 at December 31, 2010. Tangible book value per common share was $12.05 at March 31, 2011 compared to $11.95 at December 31, 2010.

The Company did not repurchase any shares during the three months ended March 31, 2011 under its current stock repurchase program. At March 31, 2011, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow.  During the three months ended March 31, 2011, funds provided by the Company's operating activities amounted to $12.9 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the three months ended March 31, 2011, the net total of loan originations and purchases less loan repayments and sales was $4.0 million. During the three months ended March 31, 2011, the Company also funded $34.7 million in purchases of securities available for sale.  Funds were primarily provided by increases of $28.0 million in customer deposits and $38.1 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  The Company also used funds of $47.4 million to reduce borrowings and $4.0 million for dividend payments during the three months ended March 31, 2011.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Office of Thrift Supervision (“OTS”) currently places its focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2011.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At March 31, 2011, the Company is within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2011:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.71%	12.47%	14.77%
-100 Basis points	-0.99	6.43	14.12
Base interest rate	0.00	0.00	13.58
+100 Basis points	-3.26	-16.20	11.65
+200 Basis points	-7.46	-31.48	9.84

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2011				2010
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,947,028	$44,934	6.10%		$2,943,563	$46,107	6.27%
Other loans, net (1)	301,636	3,756	4.98		261,784	3,577	5.47
Total loans, net	3,248,664	48,690	6.00		3,205,347	49,684	6.20
Mortgage-backed securities	743,637	7,854	4.22		653,029	7,588	4.65
Other securities	55,807	455	3.26		59,915	523	3.49
Total securities	799,444	8,309	4.16		712,944	8,111	4.55
Interest-earning deposits and
federal funds sold	57,935	27	0.19		33,795	13	0.15
Total interest-earning assets	4,106,043	57,026	5.56		3,952,086	57,808	5.85
Other assets	214,931				218,784
Total assets	$4,320,974				$4,170,870

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$376,746	575	0.61		$423,013	920	0.87
NOW accounts	831,028	1,774	0.85		572,227	1,804	1.26
Money market accounts	363,614	459	0.50		404,023	975	0.97
Certificate of deposit accounts	1,514,480	9,514	2.51		1,263,849	9,804	3.10
Total due to depositors	3,085,868	12,322	1.60		2,663,112	13,503	2.03
Mortgagors' escrow accounts	35,964	12	0.13		35,216	14	0.16
Total deposits	3,121,832	12,334	1.58		2,698,328	13,517	2.00
Borrowed funds	684,032	7,537	4.41		999,195	10,786	4.32
Total interest-bearing liabilities	3,805,864	19,871	2.09		3,697,523	24,303	2.63
Non interest-bearing deposits	99,112				84,206
Other liabilities	26,545				26,632
Total liabilities	3,931,521				3,808,361
Equity	389,453				362,515
Total liabilities and equity	$4,320,974				$4,170,876

Net interest income /
net interest rate spread		$37,155	3.47%			$33,505	3.22%

Net interest-earning assets /
net interest margin	$300,179		3.62%		$254,563		3.39%

Ratio of interest-earning assets to
interest-bearing liabilities			1.08	X			1.07	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.3 million for each of the three-month periods ended March 31, 2011 and 2010.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

LOANS

The following table sets forth the Company’s loan originations (including the net effect of refinancing) and the changes in the Company’s portfolio of loans, including purchases, sales and principal reductions for the periods indicated.

	For the three months ended March 31,
(In thousands)	2011	2010

Mortgage Loans

At beginning of period	$2,966,890	$2,943,213

Mortgage loans originated:
Multi-family residential	46,019	38,405
Commercial real estate	1,419	4,600
One-to-four family – mixed-use property	4,819	12,712
One-to-four family – residential	3,353	6,675
Co-operative apartments	-	216
Construction	1,006	832
Total mortgage loans originated	56,616	63,440

Less:
Principal and other reductions	67,323	55,049
Sales	3,018	1,289

At end of period	$2,953,165	$2,950,315

Commercial Business and Other Loans

At beginning of period	$292,936	$260,160

Other loans originated:
Small business administration	2,329	289
Taxi Medallion	11,269	14,671
Commercial business	15,795	13,752
Other	496	1,049
Total other loans originated	29,889	29,761

Other loans purchased:
Taxi Medallion	12,555	1,783
Total other loans purchased	12,555	1,783

Less:
Principal and other reductions	30,572	19,616
Sales	140	-

At end of period	$304,668	$272,088

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS

As the Savings Bank continues to increase its loan portfolio, management continues to adhere to the Savings Bank’s conservative underwriting standards. The majority of the Savings Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include making concessions to the borrower that the Savings Bank would not make in the normal course of business, such as reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Savings Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. The Savings Bank classifies these loans as TDR. Loans which have been current for six consecutive months at the time they are restructured as a TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as a TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2011	2010
Accrual Status:
Multi-family residential	$1,077	$11,242
Commercial real estate	2,439	2,448
One-to-four family - mixed-use property	268	206
Construction loans	24,216	-
Commercial business and other	2,000	-

Total	30,000	13,896

Non-accrual status:
Multi-family residential	8,646	-
One-to-four family - mixed-use property	381	-
One-to-four family - residential	572	-
Total	9,599	-

Total performing troubled debt restructured	$39,599	$13,896

Interest income on loans is recognized on the accrual basis. The accrual of income on loans is discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Additionally, uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. Loans in default 90 days or more, as to their maturity date but not their payments, continue to accrue interest as long as the borrower continues to remit monthly payments.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2011	2010
Loans 90 days or more past due
and still accruing:
Multi-family residential	$-	$103
Commercial real estate	955	3,328
Construction loans	5,245	-
Commercial business and other	6	6
Total	6,206	3,437

Non-accrual loans:
Multi-family residential	34,979	35,633
Commercial real estate	22,152	22,806
One-to-four family - mixed-use property	29,211	30,478
One-to-four family - residential	9,455	10,695
Construction loans	5,165	4,465
Small business administration	2,052	1,159
Commercial business and other	6,991	3,419
Total	110,005	108,655

Total non-performing loans	116,211	112,092

Other non-performing assets:
Real estate acquired through foreclosure	2,182	1,588
Investment securities	4,348	5,134
Total	6,530	6,722

Total non-performing assets	$122,741	$118,814

Loans classified as TDR which are not performing in accordance with their restructured terms are included in non-accrual loans, and totaled $5.5 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively.

The Bank’s non-performing assets totaled $122.7 million at March 31, 2011, an increase of $3.9 million from $118.8 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 2.84% at March 31, 2011 as compared to 2.75% at December 31, 2010. The ratio of allowance for loan losses to total non-performing loans was 24% at March 31, 2011 as compared to 25% at December 31, 2010.

Non-performing investment securities at March 31, 2011, include two pooled trust preferred securities totaling $4.3 million for which we currently are not receiving payments.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	March 31, 2011		December 31, 2010
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$8,590	$23,339	$3,717	$23,936
Commercial real estate	3,576	14,240	2,181	17,167
One-to-four family - mixed-use property	4,818	19,604	6,376	19,596
One-to-four family - residential	1,813	3,478	1,046	4,959
Construction loans	2,494	4,407	5,485	2,900
Small Business Administration	1	171	991	418
Commercial business and other	608	3	3	4,534
Total delinquent loans	$21,900	$65,242	$19,799	$73,510

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and OTS regulations, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designate as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designate as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $339.9 million at March 31, 2011, an increase of $16.2 million from $323.7 million at December 31, 2010.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at March 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$26,245	$49,894	$-	$-	$76,139
Commercial real estate	22,364	33,120	-	-	55,484
One-to-four family - mixed-use property	19,563	33,492	-	-	53,055
One-to-four family - residential	4,710	10,469	-	-	15,179
Co-operative apartments	133	-	-	-	133
Construction loans	4,956	34,627	-	-	39,583
Small Business Administration	365	1,008	289	-	1,662
Commercial business and other	5,571	24,295	1,238	-	31,104
Total loans	83,907	186,905	1,527	-	272,339

Investment Securities: (1)
Pooled trust preferred securities	-	16,045	-	-	16,045
Private issue CMO	-	49,346	-	-	49,346
Total investment securities	-	65,391	-	-	65,391

Other Real Estate Owned	-	2,182	-	-	2,182
Total	$83,907	$254,478	$1,527	$-	$339,912

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	72,705	173,808	1,238	-	247,751

Investment Securities: (1)
Pooled trust preferred securities	-	16,457	-	-	16,457
Mutual funds	-	4,082	-	-	4,082
Private issue CMO	-	53,790	-	-	53,790
Total investment securities	-	74,329	-	-	74,329

Other Real Estate Owned	-	1,588	-	-	1,588
Total	$72,705	$249,725	$1,238	$-	$323,668

(1)  Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $58.2 million and $65.0 million at March 31, 2011 and December 31, 2010, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.6 million at December 31, 2010.  In addition, Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at March 31, 2011 and December 31, 2010.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

On a quarterly basis, all mortgage loans that are designated as Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties or updated independent appraisals.  The loan balances of collateral dependant impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off to the allowance for loan losses.

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of 20 investment securities that are held at the Savings Bank as Substandard at March 31, 2011. Our classified investment securities at March 31, 2011 held by the Savings Bank include 16 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities, and one private issue trust preferred security. The Investment Securities which are classified as Substandard at March 31, 2011 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through March 31, 2011, these securities, with the exception of two of the pooled trust preferred securities and three private issue CMOs, continued to pay interest and principal as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual and classified loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We incurred total net charge-offs of $5.3 million and $2.3 million during the three months ended March 31, 2011 and 2010, respectively. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an increase in our non-performing loans, which totaled $116.2 million at March 31, 2011 and $112.1 million at December 31, 2010. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At March 31, 2011, the average outstanding principal balance of our non-performing loans was 65.1% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $5.0 million was recorded for the three months ended March 31, 2011 and 2010.

We review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off. We do not allocate additional reserves to loans which have written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized based on these estimates. Based on the review of impaired loans, which includes loans classified

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management's Discussion & Analysis of Financial Condition and Results of Operations

as TDR, a portion of the allowance was allocated to impaired loans in the amount of $4.6 million and $15.9 million at March 31, 2011 and December 31, 2010, respectively.

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. In the first quarter of 2011, the historical loss period used for this allocation was reduced to three years as there was sufficient data to make the experience factors from this period relevant and meaningful. In addition, a portion of the allowance is allocated based on current economic conditions, trends in delinquency and classified loans, and concentrations in the loan portfolio. Based on these reviews, management concluded the general portion of the allowance should be $22.8 million and $11.8 million at March 31, 2011 and December 31, 2010, respectively, resulting in a total allowance of $27.4 million and $27.7 million at March 31, 2011 and December 31, 2010, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded, and the Board of Directors has concurred, that at March 31, 2011, the allowance was sufficient to absorb losses inherent in our loan portfolio.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$27,699	$20,324

Provision for loan losses	5,000	5,000

Loans charged-off:
Multi-family residential	(918)	(1,097)
Commercial real estate	(1,950)	(140)
One-to-four family – mixed-use property	(216)	(360)
One-to-four family – residential	(1,474)	(69)
Construction	-	(862)
Small Business Administration	(327)	(334)
Commercial business and other	(435)	(81)
Total loans charged-off	(5,320)	(2,943)

Recoveries:
Multi-family residential	1	5
One-to-four family – mixed-use property	43	-
Small Business Administration	4	44
Commercial business and other	3	602
Total recoveries	51	651

Net charge-offs	(5,269)	(2,292)

Balance at end of period	$27,430	$23,032

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.65%	0.29%
Ratio of allowance for loan losses to gross loans at end of period	0.84%	0.71%
Ratio of allowance for loan losses to non-performing
assets at end of period	22.35%	23.38%
Ratio of allowance for loan losses to non-performing
loans at end of period	23.60%	25.14%

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits.  Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the quarter ended March 31, 2011:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2011	-	$-	-	362,050
February 1 to February 28, 2011	-	-	-	362,050
March 1 to March 31, 2011	-	-	-	362,050
Total	-	$-	-

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

ITEM 4.     RESERVED

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS

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

Flushing Financial Corporation,
Dated: May 9, 2011	By: /s/John R. Buran John R. Buran President and Chief Executive Officer

Dated: May 9, 2011	By: /s/David W. Fry David W. Fry Executive Vice President, Treasurer and Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)

3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)

3.5	By-Laws of Flushing Financial Corporation (1)

4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)

10.1	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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