Form 10-Q
period 2011-06-30
FLUSHING FINANCIAL CORP
filed 2011-08-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X    Yes ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X    Yes ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer X
Non-accelerated filer _____	Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         ___ Yes      X   No

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2011 was 31,520,069.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
ITEM 1.

	June 30,	December 31,
(Dollars in thousands, except per share data)	2011	2010
ASSETS
Cash and due from banks	$31,784	$47,789
Securities available for sale:
Mortgage-backed securities ($44,071 and $51,475 at fair value pursuant to the fair value option at June 30, 2011 and December 31, 2010, respectively)	798,999	754,077
Other securities ($31,005 and $21,574 at fair value pursuant to the fair value option at June 30, 2011 and December 31, 2010 respectively)	54,820	50,112
Loans available for sale	4,139	-
Loans:
Multi-family residential	1,306,023	1,252,176
Commercial real estate	625,337	662,794
One-to-four family ― mixed-use property	714,733	728,810
One-to-four family ― residential	224,319	241,376
Co-operative apartments	5,937	6,215
Construction	60,295	75,519
Small Business Administration	14,869	17,511
Taxi medallion	71,763	88,264
Commercial business and other	192,313	187,161
Net unamortized premiums and unearned loan fees	15,639	16,503
Allowance for loan losses	(29,358)	(27,699)
Net loans	3,201,870	3,248,630
Interest and dividends receivable	18,926	19,475
Bank premises and equipment, net	22,771	23,041
Federal Home Loan Bank of New York stock	34,027	31,606
Bank owned life insurance	77,492	76,129
Goodwill	16,127	16,127
Core deposit intangible	1,171	1,405
Other assets	61,102	56,354
Total assets	$4,323,228	$4,324,745

LIABILITIES
Due to depositors:
Non-interest bearing	$109,112	$96,198
Interest-bearing:
Certificate of deposit accounts	1,594,819	1,520,572
Savings accounts	372,800	388,512
Money market accounts	251,488	371,998
NOW accounts	760,841	786,015
Total interest-bearing deposits	2,979,948	3,067,097
Mortgagors' escrow deposits	32,643	27,315
Borrowed funds ($30,702 and $32,227 at fair value pursuant to the fair value option at June 30, 2011 and December 31, 2010, respectively)	597,417	542,683
Securities sold under agreements to repurchase	165,300	166,000
Other liabilities	33,634	35,407
Total liabilities	3,918,054	3,934,700

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares and 31,255,934 shares issued at June 30, 2011 and December 31, 2010, respectively; 31,519,942 shares and 31,255,934 shares outstanding at June 30, 2011 and December 31, 2010, respectively)	315	313
Additional paid-in capital	194,534	189,348
Treasury stock (10,653 shares at June 30, 2011 and none at December 31, 2010)	(134)	-
Retained earnings	213,099	204,128
Accumulated other comprehensive loss, net of taxes	(2,640)	(3,744)
Total stockholders' equity	405,174	390,045

Total liabilities and stockholders' equity	$4,323,228	$4,324,745

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30 ,
	2011	2010	2011	2010

Interest and dividend income
Interest and fees on loans	$48,121	$48,993	$96,811	$98,677
Interest and dividends on securities:
Interest	8,149	7,734	16,256	15,645
Dividends	202	203	404	403
Other interest income	27	9	54	22
Total interest and dividend income	56,499	56,939	113,525	114,747

Interest expense
Deposits	12,354	13,809	24,688	27,326
Other interest expense	7,350	9,690	14,887	20,476
Total interest expense	19,704	23,499	39,575	47,802

Net interest income	36,795	33,440	73,950	66,945
Provision for loan losses	5,000	5,000	10,000	10,000
Net interest income after provision for loan losses	31,795	28,440	63,950	56,945

Non-interest income (loss)
Other-than-temporary impairment ("OTTI") charge	-	(2,709)	(3,939)	(2,709)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	1,721	3,013	1,721
Net OTTI charge recognized in earnings	-	(988)	(926)	(988)
Loan fee income	515	483	949	850
Banking services fee income	388	431	849	913
Net gain on sale of loans	-	18	-	23
Net gain from sale of securities	-	23	-	23
Net loss from fair value adjustments	(165)	(31)	(820)	(134)
Federal Home Loan Bank of New York stock dividends	342	453	842	1,064
Bank owned life insurance	695	693	1,362	1,338
Other income	360	636	750	1,206
Total non-interest income	2,135	1,718	3,006	4,295

Non-interest expense
Salaries and employee benefits	9,682	8,576	19,709	17,372
Occupancy and equipment	1,874	1,716	3,741	3,465
Professional services	1,637	1,760	3,236	3,524
FDIC deposit insurance	951	1,249	2,379	2,523
Data processing	1,181	1,090	2,186	2,168
Depreciation and amortization	779	723	1,545	1,402
Other operating expenses	2,761	2,496	6,084	5,092
Total non-interest expense	18,865	17,610	38,880	35,546

Income before income taxes	15,065	12,548	28,076	25,694

Provision for income taxes
Federal	4,564	3,751	8,476	7,700
State and local	1,427	1,124	2,573	2,336
Total taxes	5,991	4,875	11,049	10,036

Net income	$9,074	$7,673	$17,027	$15,658

Basic earnings per common share	$0.29	$0.25	$0.55	$0.52
Diluted earnings per common share	$0.29	$0.25	$0.55	$0.52
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,027	$15,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	10,000
Depreciation and amortization of bank premises and equipment	1,545	1,402
Net gain on sales of loans (including delinquent loans)	-	(23)
Net gain on sales of securities	-	(23)
Amortization of premium, net of accretion of discount	2,795	2,415
Net loss from fair value adjustments	820	134
OTTI charge recognized in earnings	926	988
Income from bank owned life insurance	(1,362)	(1,338)
Stock-based compensation expense	1,663	1,397
Deferred compensation	244	74
Amortization of core deposit intangibles	234	235
Excess tax expense (benefit) from stock-based payment arrangements	(205)	35
Deferred income benefit provision	(568)	(1,791)
Decrease in other liabilities	(844)	(3,811)
(Increase) decrease in other assets	(5,365)	3,820
Net cash provided by operating activities	26,910	29,172

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(1,275)	(714)
Net (purchases) redemptions of Federal Home Loan Bank of New York shares	(2,421)	4,363
Purchases of securities available for sale	(119,462)	(157,271)
Proceeds from sales and calls of securities available for sale	-	14,827
Proceeds from maturities and prepayments of securities available for sale	68,362	94,408
Net (originations) and repayment of loans	38,146	(71,708)
Purchases of loans	(14,455)	(6,960)
Proceeds from sale of real estate owned	515	646
Proceeds from sale of delinquent loans	7,766	4,302
Net cash used in investing activities	(22,824)	(118,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	12,914	795
Net (decrease) increase in interest-bearing deposits	(87,728)	205,731
Net increase in mortgagors' escrow deposits	5,328	5,536
Net activity of short-term borrowed funds	104,639	(14,500)
Proceeds from long-term borrowings	26,335	30,000
Repayment of long-term borrowings	(75,416)	(130,919)
Purchases of treasury stock	(374)	(345)
Excess tax benefit (expense) from stock-based payment arrangements	205	(35)
Proceeds from issuance of common stock upon exercise of stock options	2,016	234
Cash dividends paid	(8,010)	(7,892)
Net cash (used) provided by financing activities	(20,091)	88,605

Net decrease in cash and cash equivalents	(16,005)	(330)
Cash and cash equivalents, beginning of period	47,789	28,426
Cash and cash equivalents, end of period	$31,784	$28,096

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$39,210	$47,927
Income taxes paid	13,656	14,166
Taxes paid if excess tax benefits were not tax deductible	13,861	14,131
Non-cash activities:
Loans transferred to other real estate owned	1,861	3,390
Loans provided for the sale of other real estate owned	1,345	1,969

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income
(Unaudited)

	For the six months ended
	June 30,
(Dollars in thousands, except per share data)	2011	2010

Preferred Stock
Balance, beginning of period	$-	$-
No activity	-	-
Balance, end of period	$-	$-
Common Stock
Balance, beginning of period	$313	$311
Issuance upon exercise of stock options (155,061 and 18,982 common shares for the six months ended June 30, 2011 and 2010, respectively)	1	-
Shares issued upon vesting of restricted stock unit awards (119,600 and 87,621 common shares for the six months ended June 30, 2011 and 2010, respectively)	1	1
Balance, end of period	$315	$312
Additional Paid-In Capital
Balance, beginning of period	$189,348	$185,842
Award of common shares released from Employee Benefit Trust (135,617 and 126,947 common shares for the six months ended June 30, 2011 and 2010, respectively)	1,468	1,100
Shares issued upon vesting of restricted stock unit awards (119,600 and 102,864 common shares for the six months ended June 30, 2011 and 2010, respectively)	1,667	1,391
Issuance upon exercise of stock options (175,570 and 18,982 common shares for the six months ended June 30, 2011and 2010, respectively)	1,825	208
Stock-based compensation activity, net	21	(283)
Stock-based income tax benefit (expense)	205	(35)
Balance, end of period	$194,534	$188,223
Treasury Stock
Balance, beginning of period	$-	$(36)
Shares issued upon vesting of restricted stock unit awards (18,358 common shares for the six months ended June 30, 2010)	-	237
Issuance upon exercise of stock options (20,509 and 37,218 common shares for the six months ended June 30, 2011 and 2010, respectively)	294	514
Repurchase of shares to satisfy tax obligations (27,368 and 26,350 common shares for the six months ended June 30, 2011 and 2010, respectively)	(374)	(345)
Repurchase of shares to pay for option exercise (3,794 and 26,011 common shares for the six months ended June 30, 2011 and 2010)	(54)	(370)
Balance, end of period	$(134)	$-
Unearned Compensation
Balance, beginning of period	$-	$(575)
Release of shares from the Employee Benefit Trust (96,130 common shares for the six months ended June 30, 2010)	-	328
Balance, end of period	$-	$(247)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (continued)
(Unaudited)

			For the six months ended
			June 30,
(Dollars in thousands)			2011	2010

Retained Earnings
Balance, beginning of period			$204,128	$181,181
Net income			17,027	15,658
Cash dividends declared and paid on common shares ($0.26 per common share for the six months ended June 30, 2011 and 2010, respectively)			(8,010)	(7,892)
Issuance upon exercise of stock options (175,570 and 37,218 common shares for the six months ended June 30, 2011 and 2010, respectively)			(46)	(92)
Shares issued upon vesting of restricted stock unit awards (3,295 common shares for the six months ended June 30, 2010)				(8)
Balance, end of period			$213,099	$188,847
Accumulated Other Comprehensive (Loss) Gain
Balance, beginning of period			$(3,744)	$(6,579)
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($336) and ($6,743) for the six months ended June 30, 2011 and 2010, respectively			443	8,450
Amortization of actuarial losses, net of taxes of approximately ($122) and ($68) for the six months ended June 30, 2011 and 2010, respectively			156	85
Amortization of prior service credits, net of taxes of approximately $10 and $8 for the six months ended June 30, 2011 and 2010, respectively			(13)	(10)
OTTI charges included in income, net of taxes of approximately ($408) and ($439)for the six months ended June 30, 2011 and 2010, respectively			518	549
Reclassification adjustment for gains included in net income, net of taxes of approximately $10 for the six months ended June 30, 2010			-	(13)
Balance, end of period			$(2,640)	$2,482

Total Stockholders' Equity			$405,174	$379,617

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Comprehensive Income
Net income	$9,074	$7,673	$17,027	$15,658
Amortization of actuarial losses	79	43	156	85
Amortization of prior service credits	(7)	(5)	(13)	(10)
OTTI charges included in income	-	549	518	549
Unrealized gains on securities, net	3,933	5,951	443	8,437
Comprehensive income	$13,079	$14,211	$18,131	$24,719

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

3.             Earnings Per Share

Earnings per share is computed in accordance with Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period.  Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income, as reported	$9,074	$7,673	$17,027	$15,658
Divided by:
Weighted average common shares outstanding	30,823	30,352	30,722	30,305
Weighted average common stock equivalents	41	47	54	36
Total weighted average common shares outstanding and
common stock equivalents	30,864	30,399	30,776	30,341

Basic earnings per common share	$0.29	$0.25	$0.55	$0.52
Diluted earnings per common share (1)	$0.29	$0.25	$0.55	$0.52
Dividend payout ratio	44.8%	52.0%	47.3%	50.0%

(1)  For the three and six months ended June 30, 2011, options to purchase 560,550 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share as they are anti-dilutive. For the three and six months ended June 30, 2010, options to purchase 722,530 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share as they are anti-dilutive.

4.             Debt and Equity Securities

The Company’s investments are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and six month periods ended June 30, 2011 and 2010. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2011:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$10,262	$10,229	$98	$131
Other	27,712	23,676	12	4,048
Mutual funds	20,915	20,915	-	-
Total other securities	58,889	54,820	110	4,179
REMIC and CMO	508,516	507,702	12,307	13,121
GNMA	70,055	74,891	4,849	13
FNMA	190,808	193,464	3,999	1,343
FHLMC	22,222	22,942	720	-
Total mortgage-backed securities	791,601	798,999	21,875	14,477
Total securities available for sale	$850,490	$853,819	$21,985	$18,656

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $12.4 million at June 30, 2011.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

 PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. government agencies	$7,869	$131	$7,869	$131	$-	$-
Other	5,514	4,048	-	-	5,514	4,048
Total other securities	13,383	4,179	7,869	131	5,514	4,048
REMIC and CMO	187,310	13,121	156,765	3,393	30,545	9,728
GNMA	1,184	13	1,184	13	-	-
FNMA	86,585	1,343	86,585	1,343	-	-
Total mortgage-backed securities	275,079	14,477	244,534	4,749	30,545	9,728
Total securities available for sale	$288,462	$18,656	$252,403	$4,880	$36,059	$13,776

Other-than-temporary impairment (“OTTI”) losses on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive loss (“AOCL”) within Stockholders’ Equity. Additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired are required.

The Company reviewed each investment that had an unrealized loss at June 30, 2011. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded net of tax in AOCL.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCL, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. In addition, private issue CMOs are evaluated using an impairment model through an independent third party. When an OTTI is identified, the portion of the impairment that is credit related is determined by management by using the following methods: (1) for trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; and (2) for mortgage-backed securities, credit related impairment is determined for each security by estimating losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, credit enhancement and coverage and (3) in the case of private issue CMOs, through an impairment model from an independent third party, and then recording those estimated losses as a credit related loss against earnings.

U.S Government Agencies:
The unrealized losses on U.S. government agencies were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Other Securities:
The unrealized losses in Other securities at June 30, 2011, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities.

The unrealized losses on the single issuer trust preferred security and two pooled trust preferred securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own. The Company evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

For each bank, our review included the following performance items:

.	Ratio of tangible equity to assets
.	Tier 1 Risk Weighted Capital
.	Net interest margin
.	Efficiency ratio for most recent two quarters
.	Return on average assets for most recent two quarters
.	Texas Ratio (ratio of non-performing assets plus assets past due over 90 days divided by tangible equity plus the reserve for loan losses)
.	Credit ratings (where applicable)
.	Capital issuances within the past year (where applicable)
.	Ability to complete Federal Deposit Insurance Corporation (“FDIC”) assisted acquisitions (where applicable)

Based on the review of the above factors, we concluded that:

.	All of the performing issuers in our pools are well capitalized banks, and do not appear likely to be closed by their regulators.

.	All of the performing issuers in our pools will continue as a going concern and will not default on their securities.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) no issuers will prepay; (2) senior classes will not call the debt on their portions; and (3) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security. For each issuer that we assumed a 25% shortfall in the cash flows, the cash flow analysis eliminates 25% of the cash flow for each issuer effective immediately.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred security as well as the single issuer trust preferred security both are performing according to their terms.  The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income– Net gain (loss) from fair value adjustments.  This security is over 90 days past due and the Company has stopped accruing interest.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at June 30, 2011, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2011. The class the Company owns in pooled trust preferred securities does not have any excess subordination. The table includes single-issuer or pooled trust preferred securities, class, number of performing banks in the security, amortized cost, fair value, cumulative credit related OTTI, deferrals/defaults as a percentage of the original security, expected deferrals/defaults as a percentage of currently performing issuers and the lowest current rating:

						Deferrals/Defaults
						Actual as a	Expected
					Cumulative	Percentage	Percentage	Current
Issuer		Performing	Amortized	Fair	Credit Related	of Original	of Performing	Lowest
Type	Class	Banks	Cost	Value	OTTI	Security	Collateral	Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$254	$-	None	None	BB	+
Single issuer	n/a	1	500	513	-	None	None	BB	-
Pooled issuer	B1	21	5,617	2,960	2,196	28.2%	2.1%	C
Pooled issuer	C1	19	3,645	2,300	1,542	25.6%	2.9%	C
Total			$10,062	$6,027	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at June 30, 2011 consist of five issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), four issues from the Federal National Mortgage Association (“FNMA”), seven issues from the Government National Mortgage Association (“GNMA”) and eight private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses at June 30, 2011 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans.  Currently, five of these securities are performing according to their terms, with three securities remitting less than the full principal amount due.  The principal loss for these three securities totaled $0.6 million for the six months ended June 30, 2011.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these three securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the six months ended June 30, 2011, on one private issue CMO of $3.9 million before tax, of which $0.9 million was charged against earnings in the Consolidated Statements of Income and $3.0 million before tax ($1.7 million after-tax) was recorded in AOCL. There was no credit related OTTI charge recorded during the three months ended June 30, 2011.

The portion of the above mentioned OTTI, recorded during the six months ended June 30, 2011, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 21%; (2) projected loss severity of 50%; (3) assumed default rates of 10% for the first 12 months, 8% for the next 12 months, 6% for the next 12 months and 2% thereafter and (4) prepayment speeds of 10%.

It is not anticipated at this time that the eight private issue securities for which an OTTI charge during the three months ended June 30, 2011was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  Each of these securities is performing according to its terms; except for the three private issue securities that are remitting less than the full principal amount due as discussed above, and in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company held 16 private issue CMOs which had a current credit rating of at least one rating below investment grade. Six of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments. The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2011. The table includes, by security, amortized cost, fair value, outstanding principal, cumulative credit related OTTI charges, year security was issued, maturity date, current rating, location of underlying collateral and average FICO score of borrower:

				Cumulative
				OTTI			Current							Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:						FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	TX	MD	Score
	(Dollars in thousands)

1	$12,983	$10,124	$15,025	$3,279	2006	05/25/36	D	45%			14%			720
2	6,113	4,550	6,213	100	2006	08/19/36	C	52%						738
3	5,811	4,040	6,257	774	2006	08/25/36	D	38%	13%					713
4	4,589	3,909	5,166	582	2006	08/25/36	CC	36%	15%		12%	10%		727
5	3,655	3,294	3,888	171	2006	03/25/36	CCC	36%						728
6	2,707	2,729	2,724	-	2005	12/25/35	Ba2	38%						736
7	5,509	3,070	5,785	222	2006	05/25/36	CC	31%		19%			10%	714
8	1,660	1,670	1,675	-	2006	08/25/36	B2	28%						738
9	1,889	1,866	1,916	-	2005	11/25/35	B	39%		17%			11%	732
10	1,613	1,558	1,616	-	2005	11/25/35	CCC	45%						740
Total	$46,529	$36,810	$50,265	$5,128

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GNMA:
The unrealized losses on the securities issued by GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

FNMA:
The unrealized losses on the securities issued by FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The following table details the total impairment on debt securities, as of June 30, 2011, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

			Gross Unrealized	Cumulative
			Losses Recorded	Credit OTTI
(in thousands)	Amortized Cost	Fair Value	In AOCL	Losses

Private issued CMO's (1)	$38,660	$28,986	$9,674	$3,601
Trust preferred securities (1)	9,262	5,260	4,002	3,738
Total	$47,922	$34,246	$13,676	$7,339

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCL for the period indicated:

For the six months ended
(in thousands)	June 30, 2011
Beginning balance	$7,011

Recognition of actual losses	(598)
OTTI charges due to credit loss recorded in earnings	926
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$7,339

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the amortized cost and estimated fair value of the Company’s securities, classified as available for sale at June 30, 2011, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$23,448	$23,448
Due after one year through five years	9,933	10,031
Due after five years through ten years	-	-
Due after ten years	25,508	21,341
Total other securities	58,889	54,820
Mortgage-backed securities	791,601	798,999
Total securities available for sale	$850,490	$853,819

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$10,556	$10,459	$111	$208
Other	31,423	29,028	6	2,401
Mutual funds	10,625	10,625	-	-
Total other securities	52,604	50,112	117	2,609
REMIC and CMO	456,210	453,465	10,039	12,784
GNMA	81,439	85,955	4,580	64
FNMA	192,750	194,540	3,813	2,023
FHLMC	19,561	20,117	556	-
Total mortgage-backed securities	749,960	754,077	18,988	14,871
Total securities available for sale	$802,564	$804,189	$19,105	$17,480

Mortgage-backed securities shown in the table above included one private issue CMO that was collateralized by commercial real estate mortgages with an amortized cost and market value of $14.6 million at December 31, 2010.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010:

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

The Company maintains an allowance for loan losses at an amount, which, in management’s judgment, is adequate to absorb probable estimated losses inherent in the loan portfolio. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available. In assessing the adequacy of the Company's allowance for loan losses, management considers various factors such as, the current fair value of collateral for collateral dependent loans, the Company's historical loss experience, recent trends in losses, collection policies and collection experience, trends in the volume of non-performing and classified loans, changes in the composition and volume of the gross loan portfolio and local and national economic conditions. The Company’s Board of Directors (the “Board of Directors”) reviews and approves management’s evaluation of the adequacy of the allowance for loan losses on a quarterly basis.

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

The Company recognizes a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependant impaired loans are compared to the loan’s updated fair value. The balance which exceeds fair value is charged-off.  Management reviews the allowance for loan losses on a quarterly basis, and records as a provision the amount deemed appropriate, after considering current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories and delinquent loans by particular loan categories.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A loan is considered impaired when, based upon the most current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on a cash basis. The Company’s management considers all non-accrual loans impaired.

The Company reviews each impaired loan to determine if a charge-off is to be recorded or if a valuation allowance is to be allocated to the loan. The Company does not allocate a valuation allowance to loans for which we have concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.

The Company uses multiple valuation approaches in evaluating the underlying collateral. These include obtaining a third party appraisal, an income approach and a sales approach. When obtained, third party appraisals are given the most weight. The income approach is used for income producing properties, and uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market. When we do not obtain third party appraisals, we place greater reliance on the income approach to value the collateral.

In preparing internal evaluations of property values, the Company seeks to obtain current data on the subject property from various sources, including: (1) the borrower; (2) copies of existing leases; (3) local real estate brokers and appraisers; (4) public records (such as for real estate taxes and water and sewer charges); (5) comparable sales and rental data in the market; (6) an inspection of the property and (7) interviews with tenants. These internal evaluations primarily focus on the income approach and comparable sales data to value the property.

As of June 30, 2011, the Company utilized recent third party appraisals of the collateral to measure impairment for $88.5 million, or 60.0%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $59.1 million, or 40.0%, of collateral dependent impaired loans.

The following table shows net loan charge-offs (recoveries) for the periods indicated:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2011	2010	2011	2010
Multi-family residential	$879	$1,142	$1,796	$2,234
Commercial real estate	572	192	2,522	332
One-to-four family – mixed-use property	307	465	480	825
One-to-four family – residential	454	25	1,928	94
Construction	703	-	703	862
Small Business Administration	148	(38)	471	252
Commercial business and other	9	336	441	(185)
Total net loan charge-offs	$3,072	$2,122	$8,341	$4,414

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Company classifies these loans as troubled debt restructured (“TDR”).

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. Management takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. In addition, we have restructured certain problem loans by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified as TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	December 31,
(In thousands)	2011	2010
Accrual Status:
Multi-family residential	$9,711	$11,242
Commercial real estate	2,430	2,448
One-to-four family - mixed-use property	800	206
Construction	23,431	-
Commercial business and other	2,000	-
Total performing troubled debt restructured	$38,372	$13,896

The following table shows non-performing loans at the periods indicated:

	June 30,	December 31,
(In thousands)	2011	2010
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$103
Commercial real estate	330	3,328
Construction	775	-
Commercial business and other	-	6
Total	1,105	3,437

Non-accrual loans:
Multi-family residential	35,540	35,633
Commercial real estate	23,918	22,806
One-to-four family - mixed-use property	28,968	30,478
One-to-four family - residential	10,186	10,695
Co-operative apartments	133	-
Construction	2,665	4,465
Small business administration	803	1,159
Commercial business and other	6,727	3,419
Total	108,940	108,655
Total non-performing loans	$110,045	$112,092

The interest foregone on non-accrual loans and loans classified as TDR totaled $2.3 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively.  The interest foregone on non-accrual loans and loans classified as TDR totaled $4.9 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at June 30, 2011:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$26,720	$2,129	$34,869	$63,718	$1,242,305	$1,306,023
Commercial real estate	9,144	1,993	23,918	35,055	590,281	625,336
One-to-four family - mixed-use property	23,052	2,195	28,969	54,216	660,517	714,733
One-to-four family - residential	3,525	887	10,185	14,597	209,722	224,319
Co-operative apartments	19	-	133	152	5,785	5,937
Construction loans	2,494	5,245	2,665	10,404	49,891	60,295
Small Business Administration	57	148	598	803	14,066	14,869
Taxi medallion	-	-	-	-	71,763	71,763
Commercial business and other	37	1	6,727	6,765	185,549	192,314
Total	$65,048	$12,598	$108,064	$185,710	$3,029,879	$3,215,589

The following table shows an age analysis of our recorded investment in loans at December 31, 2010:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans
	(in thousands)

Multi-family residential	$30,799	$7,014	$35,736	$73,549	$1,178,627	$1,252,176
Commercial real estate	17,167	2,181	26,134	45,482	617,312	662,794
One-to-four family - mixed-use property	19,596	6,376	30,478	56,450	672,360	728,810
One-to-four family - residential	4,826	1,046	10,695	16,567	224,809	241,376
Co-operative apartments	133	-	-	133	6,082	6,215
Construction loans	2,900	5,485	4,465	12,850	62,669	75,519
Small Business Administration	418	991	1,159	2,568	14,943	17,511
Taxi medallion	-	-	-	-	88,264	88,264
Commercial business and other	4,534	3	3,425	7,962	179,199	187,161
Total	$80,373	$23,096	$112,092	$215,561	$3,044,265	$3,259,826

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the six months
	ended June 30
(In thousands)	2011	2010

Balance, beginning of period	$27,699	$20,324
Provision for loan losses	10,000	10,000
Charge-off's	(8,559)	(5,201)
Recoveries	218	787
Balance, end of period	$29,358	$25,910

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2011:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$9,007	$4,905	$5,997	$938	$17	$589	$1,303	$639	$4,304	$27,699
Charge-off's	(1,817)	(2,522)	(588)	(1,991)	-	(703)	(488)	-	(450)	(8,559)
Recoveries	21	-	108	63	-	-	17	-	9	218
Provision	2,142	2,925	(1,049)	2,746	10	1,193	637	(582)	1,978	10,000
Ending balance	$9,353	$5,308	$4,468	$1,756	$27	$1,079	$1,469	$57	$5,841	$29,358
Ending balance: individually evaluated for impairment	$91	$162	$34	$-	$-	$303	$553	$-	$3,082	$4,225
Ending balance: collectively evaluated for impairment	$9,262	$5,146	$4,434	$1,756	$27	$776	$916	$57	$2,759	$25,133

Financing Recevables:
Ending balance	$1,242,305	$590,281	$660,517	$209,722	$5,785	$49,891	$14,066	$71,763	$185,549	$3,029,879
Ending balance: individually evaluated for impairment	$32,469	$17,132	$16,876	$2,682	$-	$23,430	$1,106	$6,132	$2,000	$101,827
Ending balance: collectively evaluated for impairment	$1,209,836	$573,149	$643,641	$207,040	$5,785	$26,461	$12,960	$65,631	$183,549	$2,928,052

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the six month period ended June 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$38,721	$44,445	$-	$37,792	$113
Commercial real estate	38,577	43,685	-	33,915	426
One-to-four family mixed-use property	30,953	33,235	-	31,451	48
One-to-four family residential	10,483	12,613	-	10,190	13
Co-operative apartments	133	133	-	67	-
Construction	11,179	11,179	-	10,795	138
Non-mortgage loans:			-
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	17,329	17,566	-	17,406	342
Total loans with no related allowance recorded	147,375	162,856	-	141,616	1,080

With an allowance recorded:
Mortgage loans:
Multi-family residential	13,107	13,107	91	13,069	181
Commercial real estate	3,838	3,966	162	3,853	52
One-to-four family mixed-use property	2,426	2,449	34	1,985	19
One-to-four family residential	-	-	-	286	-
Co-operative apartments	-	-	-	-	-
Construction	23,430	23,430	303	23,824	469
Non-mortgage loans:
Small Business Administration	1,106	1,106	553	1,202	9
Taxi Medallion	-	-	-	-	-
Commercial Business and other	8,133	8,797	3,082	8,092	101
Total loans with an allowance recorded	52,040	52,855	4,225	52,311	831

Total Impaired Loans:
Total mortgage loans	$172,847	$188,242	$590	$167,227	$1,459
Total non-mortgage loans	$26,568	$27,469	$3,635	$26,700	$452

 In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”.  If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table sets forth the recorded investment in loans designated as Criticized or Classified at June 30, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$17,763	$50,755	$-	$-	$68,518
Commercial real estate	16,005	42,415	-	-	58,420
One-to-four family - mixed-use property	18,561	32,579	-	-	51,140
One-to-four family - residential	2,863	10,483	-	-	13,346
Co-operative apartments	-	133	-	-	133
Construction loans	2,462	34,609	-	-	37,071
Small Business Administration	320	817	288	-	1,425
Commercial business and other	3,654	24,226	1,238	-	29,118
Total loans	$61,628	$196,017	$1,526	$-	$259,171

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	$72,705	$173,808	$1,238	$-	$247,751

6.        Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the period indicated:

	For the six months ended
	June 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$1,588	$2,262
Acquisitions	1,861	3,390
Sales	(1,621)	(2,648)
Balance at end of period	$1,828	$3,004

During the three months ended June 30, 2011 and 2010, the Company recorded gross gains from the sale of OREO in the amount of $251,000 and $8,000, respectively. During the three months ended June 30, 2011, the Company recorded no gross losses from the sale of OREO and in 2010, recorded losses in the amount of $133,000. During the six months ended June 30, 2011 and 2010, the Company recorded gross gains from the sale of OREO in the amount of $251,000 and $117,000, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded gross losses from the sale of OREO in the amount of $12,000 and $150,000, respectively. The net gains / losses on the sale of OREO are included in the Consolidated Statements of Income in Other operating expenses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.             Stock-Based Compensation

For the three months ended June 30, 2011 and 2010, the Company’s net income, as reported, includes $0.5 million and $0.4 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the six months ended June 30, 2011 and 2010, the Company’s net income, as reported, includes $1.7 million and $1.4 million, respectively, of stock-based compensation costs and $0.6 million and $0.5 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the six months ended June 30, 2011 and 2010, the Company granted 213,095 and 169,820 restricted stock units, respectively. There were no stock options granted during the six month periods ended June 30, 2011 and 2010.  There were no stock options or restricted stock units granted during the three month periods ended June 30, 2011 and 2010.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards.  These additional shares, along with shares remaining that were previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan, are available for use as full value awards and non-full value awards under the Omnibus Plan.  As of June 30, 2011, there are 720,283 shares available for full value awards and 300 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  Grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2011:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2010	287,004	$13.02
Granted	213,095	14.53
Vested	(121,129)	14.26
Forfeited	(4,084)	13.84
Non-vested at June 30, 2011	374,886	$13.47

Vested but unissued at June 30, 2011	87,904	$12.92

As of June 30, 2011, there was $4.2 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of awards vested for the three months ended June 30, 2011 and 2010 were $0.5 million and $0.7 million, respectively.  The total fair value of awards vested for the six months ended June 30, 2011 and 2010 were $1.7 million and $1.4 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

Non-Full Value Awards: The second pool is available for non-full value awards, such as stock options. The pool will be increased from time to time by the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a non-full value award (under the Omnibus Plan or the 1996 Stock Option Incentive Plan).  The second pool will not be replenished by shares withheld or surrendered in payment of the exercise price or taxes, retained by the Company as a result of the delivery to the award holder of fewer shares than the number underlying the award or the settlement of the award in cash.

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended June 30, 2011:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	($000) *

Outstanding at December 31, 2010	1,247,888	$14.51
Granted	-	-
Exercised	(175,570)	11.80
Forfeited	(92,858)	12.94
Outstanding at June 30, 2011	979,460	$15.14	4.0	$578
Exercisable shares at June 30 2011	859,500	$15.49	3.5	$269
Vested but unexercisable shares at June 30, 2011	3,600	$14.58	6.8	$5

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2011, there was $0.3 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted, during the six months ended June 30, 2011 are provided in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Proceeds from stock options exercised	$1,492	$233	$2,016	$233
Fair value of shares received upon exercised of stock options	54	370	54	370
Tax benefit (expense) related to stock options exercised	247	15	183	15
Intrinsic value of stock options exercised	340	156	419	156
Grant date fair value at weighted average	n/a	n/a	n/a	n/a

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

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2011:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2010	30,970	$14.00
Granted	7,647	14.22
Forfeited	-	-
Distributions	(111)	14.62
Outstanding at June 30 , 2011	38,506	$13.00
Vested at June 30, 2011	37,988	$13.00

The Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $67,000 and $(9,000) for the three months ended June 30, 2011 and 2010, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 and $2,000 for the three months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $(30,000) and $33,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2011 and 2010 were $2,000 and $4,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
8.             Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Employee Pension Plan:
Interest cost	$246	$239	$492	$478
Amortization of unrecognized loss	153	91	306	182
Expected return on plan assets	(308)	(312)	(616)	(624)
Net employee pension expense	$91	$18	$182	$36

Outside Director Pension Plan:
Service cost	$17	$16	34	$32
Interest cost	31	33	62	66
Amortization of unrecognized gain	(13)	(14)	(26)	(28)
Amortization of past service liability	10	10	20	20
Net outside director pension expense	$45	$45	$90	$90

Other Postretirement Benefit Plans:
Service cost	$78	$68	156	$136
Interest cost	52	52	104	104
Amortization of unrecognized loss	-	2	-	4
Amortization of past service credit	(21)	(21)	(42)	(42)
Net other postretirement expense	$109	$101	$218	$202

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2010 that it expects to contribute $0.2 million to each of the Company’s Employee Pension Plan (the “Employee Pension Plan”) and the Outside Director Pension Plan (the “Outside Director Pension Plan”) and $0.1 million to the other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2011. As of June 30, 2011, the Company has contributed $117,000 to the Employee Pension Plan, $44,000 to the Outside Director Pension Plan and $25,000 to the Other Postretirement Benefit Plans. As of June 30, 2011, the Company has not revised its expected contributions for the year ending December 31, 2011.

9.             Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $75.1 million and $30.7 million, respectively. At December 31, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $73.0 million and $32.2 million, respectively. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2011	2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Mortgage-backed securities	$44,071	$51,475	$207	$616	$(395)	$1,185
Other securities	31,005	21,574	(260)	(60)	(769)	124
Borrowed funds	30,702	32,227	1,096	2,067	1,521	2,929
Net gain from fair value adjustments (1) (2)			$1,043	$2,623	$357	$4,238

(1)
The net gain from fair value adjustments presented in the above table does not include net losses of $1.2 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

(2)
The net gain from fair value adjustments presented in the above table does not include net losses of $1.2 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

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

The borrowed funds had a contractual principal amount of $61.9 million at June 30, 2011 and December 31, 2010.  The fair value of borrowed funds includes accrued interest payable of $0.4 million at June 30, 2011 and December 31, 2010.

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

Level 1 – where quoted market prices are available in an active market. At June 30, 2011, Level 1 includes loans available for sale. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2010.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2011 and December 31, 2010, Level 2 includes mortgage related securities, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At June 30, 2011 and December 31, 2010, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies, assumptions and models to determine fair value of certain financial instruments could produce different estimates of fair value at the reporting date.

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the Six months ended
	June 30, 2011
	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Beginning balance	$10,144	$32,226
Transfer into Level 3	-	-
Net loss from fair value adjustment of financial assets	(954)	-
Net gain from fair value adjustment of financial liabilities	-	(1,520)
Decrease in accrued interest	-	(4)
Change in unrealized losses included in other comprehensive income	(1,654)	-
Ending balance	$7,536	$30,702

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at June 30, 2011 and December 31, 2010:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Loans available for sale	$4,139	$-	$-	$-	$-	$-	$4,139	$-
Mortgage-backed Securities	-	-	798,999	754,077	-	-	798,999	754,077
Other securities	-	-	47,284	39,968	7,536	10,144	54,820	50,112
Interest rate caps	-	-	1,332	2,509	-	-	1,332	2,509
Total assets	$4,139	$-	$847,615	$796,554	$7,536	$10,144	$859,290	$806,698

Liabilities:
Borrowings	$-	$-	$-	$-	$30,702	$32,227	$30,702	$32,227
Total liabilities	$-	$-	$-	$-	$30,702	$32,227	$30,702	$32,227

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at June 30, 2011 and December 31, 2010:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$55,839	$51,615	$55,839	$51,615
Other Real estate owned	-	-	-	-	1,828	1,588	1,828	1,588
Total assets	$-	$-	$-	$-	$57,667	$53,203	$57,667	$53,203

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

The estimated fair value of each material class of financial instruments at June 30, 2011 and December 31, 2010 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans Available for Sale:

Loans available for sale are carried at fair value in the Consolidated Financial Statements. Fair value is based upon quoted market prices (Level 1 input).

Loans:

The estimated fair value of loans, with carrying amounts of $3,231.2 million and $3,276.3 million at June 30, 2011 and December 31, 2010, respectively, was $3,352.0 million and $3,359.8 million at June 30, 2011 and December 31, 2010, respectively.

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

Due to Depositors:

The estimated fair value of due to depositors, with carrying amounts of $3,089.1 million and $3,163.3 million at June 30, 2011 and December 31, 2010, respectively, was $3,111.2 million and $3,212.6 million at June 30, 2011 and December 31, 2010, respectively.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Borrowings:

The estimated fair value of borrowings, with carrying amounts of $762.7 million and $708.7 million at June 30, 2011 and December 31, 2010, respectively, was $718.5 million and $736.4 million at June 30, 2011 and December 31, 2010, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at June 30, 2011 and December 31, 2010 was $1.3 million and $2.5 million, respectively. The Company has not designated the interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in “Other assets” and changes in their fair value are recorded through earnings in the Consolidated Statements of Income - Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input).  The Company recorded net losses of $1.2 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps and net losses of $1.2 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

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

At June 30, 2011 and December 31, 2010, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

10.           Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal and New York State income tax return as a real estate investment trust.

Income tax provisions are summarized as follows:

	For the Three months		For the Six months
	ended June 30,		ended June 30,
(In thousands)	2011	2010	2011	2010
Federal:
Current	$5,040	$3,970	$8,866	$9,112
Deferred	(476)	(219)	(390)	(1,412)
Total federal tax provision	4,564	3,751	8,476	7,700
State and Local:
Current	1,645	1,038	2,752	2,465
Deferred	(218)	86	(179)	(129)
Total state and local tax provision	1,427	1,124	2,573	2,336
Total income tax provision	$5,991	$4,875	$11,049	$10,036

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.8% and 38.9% for the three months ended June 30, 2011 and 2010, respectively, and 39.4% and 39.1% for the six months ended June 30, 2011 and 2010, respectively.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months				For the six months
	ended June 30,				ended June 30,
(dollars in thousands)	2011		2010		2011		2010

Taxes at federal statutory rate	$5,273	35.0%	$4,392	35.0%	$9,827	35.0%	8,993	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	927	6.2	730	5.8	1,672	6.0	1,518	5.9
Other	(209)	(1.4)	(247)	(1.9)	(450)	(1.6)	(475)	(1.8)
Taxes at effective rate	$5,991	39.8%	$4,875	38.9%	$11,049	39.4%	$10,036	39.1%

The Company has recorded a deferred tax asset of $31.8 million at June 30, 2011, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $20.7 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2011.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

11.           Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at June 30, 2011 and December 31, 2010 and the changes during the period are as follows:

		Other
	June 30,	Comprehensive	December 31,
	2011	Income (loss)	2010
	(In thousands)

Net unrealized (loss) gain on securities available for sale	$1,865	$962	$903
Net actuarial loss on pension plans and other postretirement benefits	(4,867)	155	(5,022)
Prior service cost on pension plans and other postretirement benefits	362	(13)	375
Accumulated other comprehensive loss	$(2,640)	$1,104	$(3,744)

12.           Regulatory

On July 21, 2011, under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator, the Office of Thrift Supervision (“OTS”), was merged into the Office of the Comptroller of the Currency (“OCC”), and the Holding Company’s primary regulator, which had been the OTS, became the Federal Reserve. The OCC, on July 21, 2011, issued an Interim Final Rule containing the regulations issued by the OTS that the OCC has authority to promulgate and enforce as of July 21, 2011. This Interim Final Rule was effective as of July 21, 2011. The Savings Bank and the Holding Company will continue to file regulatory reports through the end of 2011 in accordance with the requirements that existed under the OTS. Beginning with the quarter ended March 31, 2012, the Savings Bank and the Holding Company will file regulatory reports in accordance with the requirements of the OCC and the Federal Reserve, respectively. Under the regulations of the OTS, the Holding Company was not required to meet capital requirements. Under the regulations of the Federal Reserve, the Holding Company will be required to meet capital requirements similar to that of the Savings Bank. If the Holding Company had been subject to the capital requirements that applied to the Savings Bank, its capital ratios would have been slightly higher than those of the Savings Bank, and it would have been considered “well-capitalized” under regulatory requirements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Under current regulatory capital requirements, the Savings Bank is required to comply with each of three separate capital adequacy standards.  At June 30, 2011, the Savings Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$403,607	9.37%
Well capitalized	215,306	5.00
Excess	188,301	4.37

Tier 1 Risk-Based Capital:
Capital level	$403,607	13.58%
Well capitalized	178,387	6.00
Excess	225,220	7.58

Risk-Based Capital:
Capital level	$432,359	14.54%
Well capitalized	297,311	10.00
Excess	135,048	4.54

13.           New Authoritative Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820.  The update requires the following additional disclosures: (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (2) separately disclose information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows: (1)  fair value measurement disclosures are to be made for each class of assets and liabilities and (2) disclosures are to be made about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 5 of Notes to Consolidated Financial Statements “Loans.”

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

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

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

In May 2011, the FASB issued ASU No. 2011-04, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement.”  The amendments in this update clarify how to measure and disclose fair value under ASC Topic 820. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments eliminate the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011, and must be applied retrospectively. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential and one-to-four family mixed-use property mortgage loans;

•	transition from a traditional thrift to a more ‘commercial-like’ banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through:

▪	business banking deposits,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors; and

•	manage interest rate risk and capital.

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

At June 30, 2011, total assets were $4,323.2 million, a decrease of $1.5 million from $4,324.7 million at December 31, 2010. Total loans, net decreased $46.8 million, or 1.4%, during the six months ended June 30, 2011 to $3,201.9 million from $3,248.6 million at December 31, 2010. Loan originations and purchases were $177.3 million for the six months ended June 30, 2011, a decrease of $63.5 million from $240.9 million for the six months ended June 30, 2010. The decline in originations was attributable to the current economic environment and the shifting of our focus to multi-family properties and deemphasizing commercial real estate and construction lending. However, loan applications in process increased to $197.4 million compared to $164.7 million at March 31, 2011 and $142.2 million at December 31, 2010.

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate, and one-to-four family – mixed-use property mortgage loans originated during the second quarter of 2011 had an average loan-to-value ratio of 52.2%, 69.2% and 47.9%, respectively, and an average debt coverage ratio of 210%, 158% and 183%, respectively.

We also focus on the performance of the Savings Bank’s existing loan portfolio. Non-performing loans were $110.0 million at June 30, 2011, a decrease of $2.0 million from $112.1 million at December 31, 2010. Performing loans delinquent 60 to 89 days were $12.5 million at June 30, 2011, a decrease of $7.3 million from $19.8 million at December 31, 2010. Performing loans delinquent 30 to 59 days were $65.0 million at June 30, 2011, a decrease of $8.5 million from $73.5 million at December 31, 2010. The majority of non-performing loans are collateralized by residential income producing properties in the New York City metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans.  We review the property values of impaired loans quarterly and charge-off amounts in excess of 90% of the value of the loan’s collateral. Net loan charge-offs during the six months ended June 30, 2011 were 52 basis points of average loans, which continue to be below the industry average.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Total liabilities were $3,918.1 million at June 30, 2011, a decrease of $16.6 million, or 0.4%, from $3,934.7 million at December 31, 2010. During the six months ended June 30, 2011, due to depositors decreased $74.2 million, or 2.4%, to $3,089.1 million, as a result of a $148.5 million decrease in core deposits partially offset by a $74.2 million increase in certificates of deposit. Borrowed funds increased $54.0 million during the six months ended June 30, 2011, which offset the decrease in due to depositors.  Short term borrowings were obtained to replace certain deposits which have seasonal declines. These borrowings will be repaid as these seasonal deposits increase.

Net income for the six months ended June 30, 2011 was $17.0 million, an increase of $1.4 million, or 8.7%, compared to $15.7 million for the six months ended June 30, 2010. Diluted earnings per common share were $0.55 for the six months ended June 30, 2011, an increase of $0.03, or 5.8%, from $0.52 for the six months ended June 30, 2010.  Return on average equity was 8.6% for both of the six month periods ended June 30, 2011and 2010. Return on average assets was 0.8% for both of the six month periods ended June 30, 2011 and 2010.

The net interest margin increased 23 basis points to 3.61% for the six months ended June 30, 2011 from 3.38% for the six months ended June 30, 2010. The increase in the net interest margin was primarily due to a reduction of 49 basis points in the cost of interest-bearing liabilities for the six months ended June 30, 2011 from the comparable prior year period.  The decrease in the cost of interest-bearing liabilities was primarily attributable to reductions in the rates paid on deposits.

We recorded a provision for loan losses of $10.0 million during the six months ended June 30, 2011, which was the same as recorded during the six months ended June 30, 2010.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.37%, 13.58% and 14.54%, respectively, at June 30, 2011.

On July 21, 2011, under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator, the Office of Thrift Supervision (“OTS”), was merged into the Office of the Comptroller of the Currency (“OCC”), and Flushing Financial Corporation’s primary regulator, which had been the OTS, became the Federal Reserve. The OCC, on July 21, 2011, issued an Interim Final Rule containing the regulations issued by the OTS that the OCC has authority to promulgate and enforce as of July 21, 2011. This Interim Final Rule was effective as of July 21, 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

General.  Net income for the three months ended June 30, 2011 was $9.1 million, an increase of $1.4 million, or 18.3%, compared to $7.7 million for the three months ended June 30, 2010. Diluted earnings per common share were $0.29 for the three months ended June 30, 2011, an increase of $0.04, or 16.0%, from $0.25 for the three months ended June 30, 2010. Return on average equity was 9.1% for the three months ended June 30, 2011 compared to 8.3% for the three months ended June 30, 2010. Return on average assets was 0.8% for the three months ended June 30, 2011 compared to 0.7% for the three months ended June 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.  Total interest and dividend income decreased $0.4 million, or 0.8%, to $56.5 million for the three months ended June 30, 2011 from $56.9 million for the three months ended June 30, 2010. The decrease in interest income was attributable to a 19 basis point decline in the yield of interest-earning assets to 5.54% for the three months ended June 30, 2011 from 5.73% in the comparable prior year period combined with a $20.2 million decrease in the average balance of total loans to $3,220.9 million for the three months ended June 30, 2011 from $3,241.1 million for the comparable prior year period.  These declines were partially offset by a $102.7 million increase in the average balance of interest-earning assets to $4,080.5 million for the three months ended June 30, 2011 from $3,977.7 million for the comparable prior year period. The 19 basis point decline in the yield of interest-earning assets was primarily due to a seven basis point reduction in the yield of the loan portfolio to 5.98% for the three months ended June 30, 2011 from 6.05% for the three months ended June 30, 2010, combined with a 31 basis point decline in the yield on total securities to 4.18% for the three months ended June 30, 2011 from 4.49% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $20.2 million decrease for the three months ended June 30, 2011 in the average balance of total loans, net and a $122.9 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the three months ended June 30, 2011, both of which have a lower yield than the yield of total interest-earning assets. The seven basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations. The 31 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased three basis points to 6.06% for the three months ended June 30, 2011 from 6.09% for the three months ended June 30, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, increased one basis point to 6.06% for the three months ended June 30, 2011 from 6.05% for the three months ended June 30, 2010.

Interest Expense.  Interest expense decreased $3.8 million, or 16.2%, to $19.7 million for the three months ended June 30, 2011 from $23.5 million for the three months ended June 30, 2010. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 44 basis points to 2.09% for the three months ended June 30, 2011 from 2.53% for the comparable prior year period. This decrease was partially offset with a $56.8 million increase in the average balance of interest-bearing liabilities to $3,765.6 million for the three months ended June 30, 2011 from $3,708.8 million for the comparable prior year period.  The 44 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Savings Bank reducing the rates it pays on its deposit products and reducing borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 54 basis points, 52 basis points, 20 basis points and 34 basis points, respectively, for the three months ended June 30, 2011 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 36 basis points to 1.62% for the three months ended June 30, 2011 from 1.98% for the three months ended June 30, 2010. The cost of borrowed funds remained unchanged from the comparable prior year period at 4.40% for the three months ended June 30, 2011, with the average balance reducing $211.5 million to $668.6 million for the three months ended June 30, 2011 from $880.2 million for the comparable prior year period.

Net Interest Income.  For the three months ended June 30, 2011, net interest income was $36.8 million, an increase of $3.4 million, or 10.0%, from $33.4 million for the three months ended June 30, 2010. The increase in net interest income was attributable to a 25 basis point increase in the net-interest spread to 3.45% for the three months ended June 30, 2011 from 3.20% for the three months ended June 30, 2010, combined with an increase in the average balance of interest-earning assets of $102.7 million to $4,080.5 million for the three months ended June 30, 2011.  The increase in the net-interest spread was partially offset by a $20.2 million decrease in the average balance of total loans to $3,220.9 million for the three months ended June 30, 2011 from $3,241.1 million for the comparable prior year period.  The yield on interest-earning assets decreased 19 basis points to 5.54% for the three months ended June 30, 2011 from 5.73% for the three months ended June 30, 2010. However, this was more than offset by a decline in the cost of funds of 44 basis points to 2.09% for the three months ended June 30, 2011 from 2.53% for the comparable prior year period. The net interest margin improved 25 basis points to 3.61% for the three months ended June 30, 2011 from 3.36% for the three months ended June 30, 2010. Excluding prepayment penalty income, the net interest margin would have increased 21 basis points to 3.54% for the three months ended June 30, 2011 from 3.33% for the three months ended June 30, 2010.

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the three months ended June 30, 2011, which was the same as that recorded for the three months ended June 30, 2010.  During the three months ended June 30, 2011, non-performing loans decreased $6.2 million to $110.0 million from $116.2 million at March 31, 2011. Net charge-offs for the three months ended June 30, 2011 totaled $3.1 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market that continue to show low vacancy rates, thereby retaining more of their value. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 63.1% at June 30, 2011. We anticipate that we will continue to see low loss content in this segment of the loan portfolio that constitutes the majority of our non-performing loans. The Savings Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in the second quarter of 2011, management, as a result of the regular quarterly analysis of the allowance for loan losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the second quarter of 2011. See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income.  Non-interest income for the three months ended June 30, 2011 was $2.1 million, an increase of $0.4 million from $1.7 million for the three months ended June 30, 2010.  The increase in non-interest income was primarily due to a $1.0 million decline in OTTI charges recorded during the three months ended June 30, 2011 compared to the comparable prior year period.  The decrease in OTTI charges was partially offset by a $0.3 million reduction in other income and a $0.1 million decline in dividends received from the FHLB-NY during the three months ended June 30, 2011 compared to the comparable prior year period.  Additionally, the three months ended June 30, 2011 included a $0.1 million increase in net losses recorded for changes in assets and liabilities carried at fair value from the comparable prior year period.

Non-Interest Expense. Non-interest expense was $18.9 million for the three months ended June 30, 2011, an increase of $1.3 million, or 7.1%, from $17.6 million for the three months ended June 30, 2010. The increase was primarily due to the growth of the Savings Bank over the past year, which included the opening of a new branch in January 2011, an increase in stock based compensation expense, and an increase in foreclosure expense. Salaries and benefits increased $1.1 million due to a new branch, employee salary increases as of January 1, 2011, and increases in stock based compensation, payroll taxes, and employee medical and retirement costs. Other expense increased $0.3 million primarily due to increases in foreclosure expense. These increases were partially offset by a $0.3 million decrease in FDIC assessments during the three months ended June 30, 2011 from the comparable prior year period. The efficiency ratio was 48.8% for the three months ended June 30, 2011 compared to 48.3% for the three months ended June 30, 2010.

Income before Income Taxes.  Income before the provision for income taxes increased $2.5 million, or 20.1%, to $15.1 million for the three months ended June 30, 2011 from $12.5 million for the three months ended June 30, 2010 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $1.1 million to $6.0 million for the three months ended June 30, 2011 from $4.9 million for the three months ended June 30, 2010.  The effective tax rate was 39.8% and 38.9% for the three months ended June 30, 2011 and 2010, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

General.  Net income for the six months ended June 30, 2011 was $17.0 million, an increase of $1.4 million, or 8.7%, compared to $15.7 million for the six months ended June 30, 2010. Diluted earnings per common share were $0.55 for the six months ended June 30, 2011, an increase of $0.03, or 5.8%, from $0.52 for the six months ended June 30, 2010.  Return on average equity was 8.6% for both of the six month periods ended June 30, 2011and 2010. Return on average assets was 0.8% for both of the six month periods ended June 30, 2011 and 2010.

Interest Income.  Total interest and dividend income decreased $1.2 million, or 1.1%, to $113.5 million for the six months ended June 30, 2011 from $114.7 million for the six months ended June 30, 2010. The decrease in interest income was attributable to a 24 basis point decline in the yield of interest-earning assets to 5.55% for the six months ended June 30, 2011 from 5.79% in the comparable prior year period. The decrease in the yield was partially offset by a $128.2 million increase in the average balance of interest-earning assets to $4,093.2 million for the six months ended June 30, 2011 from $3,965.0 million for the comparable prior year period. The 24 basis point decline in the yield of interest-earning assets was primarily due to a 13 basis point reduction in the yield of the loan portfolio to 5.99% for the six months ended June 30, 2011 from 6.12% for the six months ended June 30, 2010, combined with a 35 basis point decline in the yield on total securities to 4.17% for the six months ended June 30, 2011 from 4.52% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $116.8 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the six months ended June 30, 2011, both of which have a lower yield than the yield of total interest-earning assets. The 13 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations combined with an increase in non-accrual loans for which we do not accrue interest income. The 35 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 10 basis points to 6.08% for the six months ended June 30, 2011 from 6.18% for the six months ended June 30, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 14 basis points to 5.99% for the six months ended June 30, 2011 from 6.13% for the six months ended June 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $8.2 million, or 17.2%, to $39.6 million for the six months ended June 30, 2011 from $47.8 million for the six months ended June 30, 2010. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 49 basis points to 2.09% for the six months ended June 30, 2011 from 2.58% for the comparable prior year period. This decrease was partially offset with an $82.4 million increase in the average balance of interest-bearing liabilities to $3,785.6 million for the six months ended June 30, 2011 from $3,703.2 million for the comparable prior year period.  The 49 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Savings Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 57 basis points, 48 basis points, 23 basis points and 37 basis points, respectively, for the six months ended June 30, 2011 compared to the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 39 basis points to 1.61% for the six months ended June 30, 2011 from 2.00% for the six months ended June 30, 2010. The cost of borrowed funds increased four basis points to 4.40% for the six months ended June 30, 2011 from 4.36% for the six months ended June 30, 2010 with the average balance decreasing $263.1 million to $676.3 million for the six months ended June 30, 2011 from $939.4 million for the six months ended June 30, 2010.

Net Interest Income.  For the six months ended June 30, 2011, net interest income was $74.0 million, an increase of $7.0 million, or 10.5%, from $66.9 million for the six months ended June 30, 2010. The increase in net interest income was attributable to an increase in the average balance of interest-earning assets of $128.2 million to $4,093.2 million for the six months ended June 30, 2011, combined with an increase in the net interest spread of 25 basis points to 3.46% for the six months ended June 30, 2011 from 3.21% for the six months ended June 30, 2010. The yield on interest-earning assets decreased 24 basis points to 5.55% for the six months ended June 30, 2011 from 5.79% for the six months ended June 30, 2010. However, this was more than offset by a decline in the cost of funds of 49 basis points to 2.09% for the six months ended June 30, 2011 from 2.58% for the comparable prior year period. The net interest margin improved 23 basis points to 3.61% for the six months ended June 30, 2011 from 3.38% for the six months ended June 30, 2010. Excluding prepayment penalty income, the net interest margin would have increased 21 basis points to 3.55% for the six months ended June 30, 2011 from 3.34% for the six months ended June 30, 2010.

Provision for Loan Losses.  A provision for loan losses of $10.0 million was recorded for the six months ended June 30, 2011, which was the same as that recorded in the six months ended June 30, 2010. During the six months ended June 30, 2011, non-performing loans decreased $2.0 million to $110.0 million from $112.1 million at December 31, 2010. Net charge-offs for the six months ended June 30, 2011 totaled $8.3 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market that continue to show low vacancy rates, thereby retaining more of their value. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 63.1% at June 30, 2011. We anticipate that we will continue to see low loss content in this segment of the loan portfolio that constitutes the majority of our non-performing loans. The Savings Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in the second quarter of 2011, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $10.0 million provision for possible loan losses for the six months ended June 30, 2011. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the six months ended June 30, 2011 was $3.0 million, a decrease of $1.3 million from $4.3 million for the six months ended June 30, 2010.  The decrease in non-interest income was primarily due to a $0.7 million increase in net losses recorded for changes in assets and liabilities carried at fair value for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and a $0.5 million decrease in other income.

Non-Interest Expense. Non-interest expense was $38.9 million for the six months ended June 30, 2011, an increase of $3.3 million, or 9.4%, from $35.5 million for the six months ended June 30, 2010. The increase was primarily due to the growth of the Savings Bank over the past year, which included the opening of a new branch in January 2011, an increase in stock based compensation expense, and an increase in foreclosure expense. Salaries and benefits increased $2.3 million due to a new branch, employee salary increases as of January 1, 2011, and increases in stock based compensation, payroll taxes, and employee medical and retirement costs. Other expense increased $1.0 million primarily due to an increase in foreclosure expense and several other items. The efficiency ratio was 49.6% for the six months ended June 30, 2011 compared to 49.0% for the six months ended June 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income before Income Taxes.  Income before the provision for income taxes increased $2.4 million, or 9.3%, to $28.1 million for the six months ended June 30, 2011 from $25.7 million for the six months ended June 30, 2010 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $1.0 million to $11.0 million for the six months ended June 30, 2011 as compared to $10.0 million for the six months ended June 30, 2010.  The effective tax rate was 39.4% and 39.1% for the six months ended June 30, 2011 and 2010, respectively.

FINANCIAL CONDITION

Assets.  Total assets at June 30, 2011 were $4,323.2 million, a decrease of $1.5 million, or 0.1%, from $4,324.7 million at December 31, 2010. Total loans, net decreased $46.8 million, or 1.4%, during the six months ended June 30, 2011 to $3,201.9 million from $3,248.6 million at December 31, 2010. Loan originations and purchases were $177.3 million for the six months ended June 30, 2011, a decrease of $63.5 million from $240.9 million for the six months ended June 30, 2010. The decline in originations was attributable to the current economic environment and the shifting of our focus to multi-family properties and deemphasizing commercial real estate and construction lending. However, loan applications in process increased to $197.4 million compared to $164.7 million at March 31, 2011 and $142.2 million at December 31, 2010.

The following table shows loan originations and purchases for the periods indicated. The table includes loan purchases of $1.9 million and $5.2 million for the three months ended June 30, 2011 and 2010, respectively, and $14.5 million and $7.0 million for the six months ended June 30, 2011 and 2010, respectively.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2011	2010	2011	2010
Multi-family residential	$54,461	$50,370	$100,480	$88,775
Commercial real estate	1,593	22,752	3,012	27,352
One-to-four family – mixed-use property	7,826	6,902	12,645	14,802
One-to-four family – residential	3,856	9,427	7,209	20,914
Co-operative apartments	-	191	-	407
Construction	197	3,148	1,203	3,980
Small Business Administration	509	2,164	2,838	2,453
Taxi Medallion	2,410	32,323	26,234	48,777
Commercial business and other	7,426	18,604	23,717	33,405
Total	$78,278	$145,881	$177,338	$240,865

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate, and one-to-four family – mixed-use property mortgage loans originated during the second quarter of 2011 had an average loan-to-value ratio of 52.2%, 69.2% and 47.9%, respectively, and an average debt coverage ratio of 210%, 158% and 183%, respectively.

The Savings Bank’s non-performing assets totaled $115.5 million at June 30, 2011, a decrease of $3.3 million from $118.8 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 2.67% at June 30, 2011 as compared to 2.75% at December 31, 2010. The ratio of allowance for loan losses to total non-performing loans was 27% at June 30, 2011 as compared to 25% at December 31, 2010.  See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the six months ended June 30, 2011, mortgage-backed securities increased $44.9 million, or 6.0%, to $799.0 million from $754.1 million at December 31, 2010. The increase in mortgage-backed securities during the six months ended June 30, 2011 was primarily due to purchases of $105.7 million and a $2.9 million improvement in the mortgage-backed securities fair value. These increases were partially offset by principal repayments of $61.6 million and $0.9 million in OTTI charges. During the six months ended June 30, 2011, other securities increased $4.7 million, or 9.4%, to $54.8 million from $50.1 million at December 31, 2010. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the six months ended June 30, 2011, there were $13.8 million in purchases partially offset by maturities of $6.5 million and a reduction in the fair value of $2.3 million.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liabilities.  Total liabilities were $3,918.1 million at June 30, 2011, a decrease of $16.6 million, or 0.4%, from $3,934.7 million at December 31, 2010. During the six months ended June 30, 2011, due to depositors decreased $74.2 million, or 2.4%, to $3,089.1 million, as a result of a $148.5 million decrease in core deposits partially offset by a $74.2 million increase in certificates of deposit. Borrowed funds increased $54.0 million during the six months ended June 30, 2011, which offset the decrease in due to depositors.

Equity. Total stockholders’ equity increased $15.1 million, or 3.9%, to $405.2 million at June 30, 2011 from $390.0 million at December 31, 2010. The increase was primarily due to net income of $17.0 million for the six months ended June 30, 2011, an increase in other comprehensive income of $1.1 million, the net issuance of 264,008 common shares during the six months ended June 30, 2011 upon vesting of restricted stock awards and the exercise of stock options, and the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $8.0 million. Book value per common share was $12.85 at June 30, 2011 compared to $12.48 at December 31, 2010. Tangible book value per common share was $12.34 at June 30, 2011 compared to $11.95 at December 31, 2010.

The Company did not repurchase any shares during the six months ended June 30, 2011 under its current stock repurchase program. At June 30, 2011, 362,050 shares remain to be repurchased under the current stock repurchase program.

Cash flow. During the six months ended June 30, 2011, funds provided by the Company's operating activities amounted to $26.9 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans, and commercial, business and SBA loans. During the six months ended June 30, 2011, due to a reduction in the level of loan originations, the net total of loan originations and purchases less loan repayments and sales was a $31.5 million inflow of cash. During the six months ended June 30, 2011, the Company had $119.5 million in purchases of securities available for sale.  During the six months ended June 30, 2011, additional funds were provided by a $55.6 million net increase in borrowed funds and $68.4 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  These increases funded a $74.8 million decrease in customer deposits. The Company also used funds of $8.0 million for dividend payments during the six months ended June 30, 2011.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2011.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At June 30, 2011, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2011:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-6.10	24.04	13.57%
-100 Basis points	-1.78	11.69	12.46
Base interest rate	0.00	0.00	11.43
+100 Basis points	-3.12	-16.61	9.85
+200 Basis points	-7.36	-34.98	7.96

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2011				2010
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,926,738	44,310	6.06%		$2,958,536	45,068	6.09%
Other loans, net (1)	294,144	3,811	5.18		282,562	3,925	5.56
Total loans, net	3,220,882	48,121	5.98		3,241,098	48,993	6.05
Mortgage-backed securities	735,895	7,850	4.27		637,754	7,362	4.62
Other securities	62,854	501	3.19		69,469	575	3.31
Total securities	798,749	8,351	4.18		707,223	7,937	4.49
Interest-earning deposits and
federal funds sold	60,833	27	0.18		29,417	9	0.12
Total interest-earning assets	4,080,464	56,499	5.54		3,977,738	56,939	5.73
Other assets	215,406				214,596
Total assets	$4,295,870				$4,192,334

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$376,351	597	0.63		418,151	870	0.83
NOW accounts	804,764	1,726	0.86		626,745	1,881	1.20
Money market accounts	301,350	350	0.46		401,991	983	0.98
Certificate of deposit accounts	1,566,900	9,669	2.47		1,335,617	10,061	3.01
Total due to depositors	3,049,365	12,342	1.62		2,782,504	13,795	1.98
Mortgagors' escrow accounts	47,579	12	0.10		46,070	14	0.12
Total deposits	3,096,944	12,354	1.60		2,828,574	13,809	1.95
Borrowed funds	668,639	7,350	4.40		880,183	9,690	4.40
Total interest-bearing liabilities	3,765,583	19,704	2.09		3,708,757	23,499	2.53
Non interest-bearing deposits	106,175				86,596
Other liabilities	25,743				27,672
Total liabilities	3,897,501				3,823,025
Equity	398,369				369,309
Total liabilities and equity	$4,295,870				$4,192,334

Net interest income / net interest rate spread		$36,795	3.45%			$33,440	3.20%

Net interest-earning assets / net interest margin	$314,881		3.61%		$268,981		3.36%

Ratio of interest-earning assets to interest-bearing liabilities			1.08	X			1.07	X

(1)   Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.4 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2011				2010
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,936,827	89,244	6.08%		$2,951,091	91,175	6.18%
Other loans, net (1)	297,869	7,567	5.08		272,231	7,502	5.51
Total loans, net	3,234,696	96,811	5.99		3,223,322	98,677	6.12
Mortgage-backed securities	739,744	15,704	4.25		645,349	14,950	4.63
Other securities	59,350	956	3.22		64,719	1,098	3.39
Total securities	799,094	16,660	4.17		710,068	16,048	4.52
Interest-earning deposits and
federal funds sold	59,392	54	0.18		31,594	22	0.14
Total interest-earning assets	4,093,182	113,525	5.55		3,964,984	114,747	5.79
Other assets	215,170				216,671
Total assets	$4,308,352				$4,181,655

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$376,547	1,172	0.62		420,569	1,790	0.85
NOW accounts	817,823	3,500	0.86		599,637	3,685	1.23
Money market accounts	332,310	809	0.49		403,002	1,958	0.97
Certificate of deposit accounts	1,540,835	19,183	2.49		1,299,931	19,865	3.06
Total due to depositors	3,067,515	24,664	1.61		2,723,139	27,298	2.00
Mortgagors' escrow accounts	41,804	24	0.11		40,673	28	0.14
Total deposits	3,109,319	24,688	1.59		2,763,812	27,326	1.98
Borrowed funds	676,293	14,887	4.40		939,361	20,476	4.36
Total interest-bearing liabilities	3,785,612	39,575	2.09		3,703,173	47,802	2.58
Non interest-bearing deposits	102,663				85,407
Other liabilities	26,141				27,152
Total liabilities	3,914,416				3,815,732
Equity	393,936				365,923
Total liabilities and equity	$4,308,352				$4,181,655

Net interest income / net interest rate spread		$73,950	3.46%			$66,945	3.21%

Net interest-earning assets / net interest margin	$307,570		3.61%		$261,811		3.38%

Ratio of interest-earning assets to interest-bearing liabilities			1.08	X			1.07	X

(1)   Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.7 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

	For the six months ended June 30,
(In thousands)	2011	2010

Mortgage Loans

At beginning of period	$2,966,890	$2,943,213

Mortgage loans originated:
Multi-family residential	100,480	88,775
Commercial real estate	3,012	27,352
One-to-four family – mixed-use property	12,645	14,802
One-to-four family – residential	7,209	20,914
Co-operative apartments	-	407
Construction	1,203	3,980
Total mortgage loans originated	124,549	156,230

Less:
Principal and other reductions	147,169	119,488
Sales	7,626	4,302
At end of period	$2,936,644	$2,975,653

Commercial Business and Other Loans

At beginning of period	$292,936	$260,160

Other loans originated:
Small business administration	2,838	2,453
Taxi Medallion	11,779	41,817
Commercial business	21,841	30,685
Other	1,876	2,720
Total other loans originated	38,334	77,675

Other loans purchased:
Taxi Medallion	14,455	6,960
Total other loans purchased	14,455	6,960

Less:
Principal and other reductions	62,775	49,109
Sales and loans transferred to available for sale	4,005	-
At end of period	$278,945	$295,686

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2011	2011	2010
Accrual Status:
Multi-family residential	$9,711	$1,077	$11,242
Commercial real estate	2,430	2,439	2,448
One-to-four family - mixed-use property	800	268	206
Construction loans	23,431	24,216	-
Commercial business and other	2,000	2,000	-
Total	38,372	30,000	13,896

Non-accrual status:
Multi-family residential	-	8,646	-
One-to-four family - mixed-use property	-	381	-
One-to-four family - residential	-	572	-
Total	-	9,599	-
Total performing troubled debt restructured	$38,372	$39,599	$13,896

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2011	2011	2010
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$-	$103
Commercial real estate	330	955	3,328
Construction loans	775	5,245	-
Commercial business and other	-	6	6
Total	1,105	6,206	3,437

Non-accrual loans:
Multi-family residential	35,540	34,979	35,633
Commercial real estate	23,918	22,152	22,806
One-to-four family - mixed-use property	28,968	29,211	30,478
One-to-four family - residential	10,186	9,455	10,695
Co-operative apartments	133	-	-
Construction loans	2,665	5,165	4,465
Small business administration	803	2,052	1,159
Commercial business and other	6,727	6,991	3,419
Total	108,940	110,005	108,655
Total non-performing loans	110,045	116,211	112,092

Other non-performing assets:
Real estate acquired through foreclosure	1,828	2,182	1,588
Investment securities	3,654	4,348	5,134
Total	5,482	6,530	6,722
Total non-performing assets	$115,527	$122,741	$118,814

The Bank’s non-performing loans totaled $110.0 million at June 30, 2011, a decrease of $6.2 million from $116.2 million at March 31, 2011 and a decrease of $2.0 million from $112.1 million at December 31, 2010. During the three months ended June 30, 2011, 13 loans totaling $9.6 million were returned to performing status, four loans totaling $1.5 million were paid-in-full, six loans totaling $4.6 million (net of charge-offs) were sold, four loans totaling $1.0 million were transferred to Other Real Estate Owned, and 35 loans totaling $13.2 million (net of charge-offs) were added to non-performing loans.

The Bank’s non-performing assets totaled $115.5 million at June 30, 2011, a decrease of $7.2 million from $122.7 million at March 31, 2011 and a decrease of $3.3 million from $118.8 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 2.67% at June 30, 2011 as compared to 2.84% at March 31, 2011 and 2.75% at December 31, 2010. The ratio of allowance for loan losses to total non-performing loans was 27% at June 30, 2011 as compared 24% at March 31, 2011 and 25% at December 31, 2010.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At June 30, 2011, these investment securities had a combined amortized cost and market value of $8.3 million and $3.7 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	June 30, 2011		December 31, 2010
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$2,130	$26,720	$3,717	$23,936
Commercial real estate	1,993	9,144	2,181	17,167
One-to-four family - mixed-use property	2,195	23,052	6,376	19,596
One-to-four family - residential	887	3,543	1,046	4,959
Construction loans	5,245	2,494	5,485	2,900
Small Business Administration	-	-	991	418
Commercial business and other	1	37	3	4,534
Total delinquent loans	$12,451	$64,990	$19,799	$73,510

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets  and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $323.5 million at June 30, 2011, a decrease of $0.2 million from $323.7 million at December 31, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table sets forth the Banks’ assets designated as Criticized and Classified at June 30, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$17,763	$50,755	$-	$-	$68,518
Commercial real estate	16,005	42,415	-	-	58,420
One-to-four family - mixed-use property	18,561	32,579	-	-	51,140
One-to-four family - residential	2,863	10,483	-	-	13,346
Co-operative apartments	-	133	-	-	133
Construction loans	2,462	34,609	-	-	37,071
Small Business Administration	320	817	288	-	1,425
Commercial business and other	3,654	24,226	1,238	-	29,118
Total loans	61,628	196,017	1,526	-	259,171

Investment Securities: (1)
Pooled trust preferred securities	-	15,697	-	-	15,697
Private issue CMO	-	46,845	-	-	46,845
Total investment securities	-	62,542	-	-	62,542
Other Real Estate Owned	-	1,828	-	-	1,828
Total	$61,628	$260,387	$1,526	$-	$323,541

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	72,705	173,808	1,238	-	247,751

Investment Securities: (1)
Pooled trust preferred securities	-	16,457	-	-	16,457
Mutual funds	-	4,082	-	-	4,082
Private issue CMO	-	53,790	-	-	53,790
Total investment securities	-	74,329	-	-	74,329
Other Real Estate Owned	-	1,588	-	-	1,588
Total	$72,705	$249,725	$1,238	$-	$323,668

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $48.8 million and $65.0 million at June 30, 2011 and December 31, 2010, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.6 million at December 31, 2010.  In addition, Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at March 31, 2011 and December 31, 2010.

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

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of 20 investment securities that are held at the Savings Bank as Substandard at June 30, 2011. Our classified investment securities at June 30, 2011 held by the Savings Bank include 16 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities, and one private issue trust preferred security. The Investment Securities which are classified as Substandard at June 30, 2011 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through June 30, 2011, these securities, with the exception of two of the pooled trust preferred securities and five private issue CMOs, continued to pay interest and principal as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual and classified loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We incurred total net charge-offs of $3.1 million and $2.1 million during the three months ended June 30, 2011 and 2010, respectively, and $8.3 million and $4.4 million during the six months ended June 30, 2011 and 2010, respectively. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an elevated level of non-performing loans, which totaled $110.0 million at June 30, 2011 and $112.1 million at December 31, 2010. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At June 30, 2011, the average outstanding principal balance of our non-performing loans was 63.1% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $5.0 million was recorded for both the three months ended June 30, 2011 and 2010 and of $10.0 million for both the six months ended June 30, 2011 and 2010.

We review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties and, at times, an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off. We do not allocate additional reserves to loans which have written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $4.2 million and $15.9 million at June 30, 2011 and December 31, 2010, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. In the second quarter of 2011, the historical loss period used for this allocation was reduced to three years as there was sufficient data to make the experience factors from this period relevant and meaningful. In addition, a portion of the allowance is allocated based on current economic conditions, trends in delinquency and classified loans, and concentrations in the loan portfolio. Based on these reviews, management concluded the general portion of the allowance should be $25.1 million and $11.8 million at June 30, 2011 and December 31, 2010, respectively, resulting in a total allowance of $29.4 million and $27.7 million at June 30, 2011 and December 31, 2010, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded, and the Board of Directors has concurred, that at June 30, 2011, the allowance was sufficient to absorb losses inherent in our loan portfolio.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the six months ended June 30,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$27,699	$20,324

Provision for loan losses	10,000	10,000

Loans charged-off:
Multi-family residential	(1,817)	(2,239)
Commercial real estate	(2,522)	(374)
One-to-four family – mixed-use property	(588)	(825)
One-to-four family – residential	(1,991)	(94)
Construction	(703)	(862)
Small Business Administration	(488)	(385)
Commercial business and other	(450)	(422)
Total loans charged-off	(8,559)	(5,201)

Recoveries:
Multi-family residential	21	5
Commercial real estate	-	42
One-to-four family – mixed-use property	108	-
One-to-four family – residential	63	-
Small Business Administration	17	133
Commercial business and other	9	607
Total recoveries	218	787

Net charge-offs	(8,341)	(4,414)

Balance at end of period	$29,358	$25,910

Ratio of net charge-offs during the period to average loans outstanding during the period	0.52%	0.27%
Ratio of allowance for loan losses to gross loans at end of period	0.91%	0.79%
Ratio of allowance for loan losses to non-performing assets at end of period	25.41%	21.76%
Ratio of allowance for loan losses to non-performing loans at end of period	26.68%	23.27%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2011:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2011	-	$-	-	362,050
May 1 to May 31, 2011	-	-	-	362,050
June 1 to June 30, 2011	-	-	-	362,050
Total	-	$-	-

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

ITEM 4.     REMOVED and RESERVED

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers (5)
10.2	Flushing Savings Bank Specified Officer Change In Control Severance Policy
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: August 8, 2011                                                                         By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 8, 2011                                                                         By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (6)
10.1	Flushing Financial Corporation Annual Incentive Plan for Executives and Senior Officers (5)
10.2	Flushing Savings Bank Specified Officer Change In Control Severance Policy
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer

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