Form 10-Q
period 2011-09-30
FLUSHING FINANCIAL CORP
filed 2011-11-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes     [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           [  ]  Yes    [X]  No

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2011 was 31,160,639.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
ITEM 1.   FINANCIAL STATEMENTS
	September 30,	December 31,
(Dollars in thousands, except per share data)	2011	2010
ASSETS
Cash and due from banks	$50,902	$47,789
Securities available for sale:
Mortgage-backed securities ($40,770 and $51,475 at fair value pursuant to the fair value option at September 30, 2011 and December 31, 2010, respectively)	784,524	754,077
Other securities ($30,716 and $21,574 at fair value pursuant to the fair value option at September 30, 2011 and December 31, 2010 respectively)	47,166	50,112
Loans:
Multi-family residential	1,333,806	1,252,176
Commercial real estate	604,781	662,794
One-to-four family ― mixed-use property	705,936	728,810
One-to-four family ― residential	222,552	241,376
Co-operative apartments	5,562	6,215
Construction	51,522	75,519
Small Business Administration	14,460	17,511
Taxi medallion	68,570	88,264
Commercial business and other	206,560	187,161
Net unamortized premiums and unearned loan fees	15,312	16,503
Allowance for loan losses	(29,603)	(27,699)
Net loans	3,199,458	3,248,630
Interest and dividends receivable	18,485	19,475
Bank premises and equipment, net	23,193	23,041
Federal Home Loan Bank of New York stock	30,827	31,606
Bank owned life insurance	78,196	76,129
Goodwill	16,127	16,127
Core deposit intangible	1,054	1,405
Other assets	53,604	56,354
Total assets	$4,303,536	$4,324,745

LIABILITIES
Due to depositors:
Non-interest bearing	$111,175	$96,198
Interest-bearing:
Certificate of deposit accounts	1,549,958	1,520,572
Savings accounts	363,025	388,512
Money market accounts	230,608	371,998
NOW accounts	862,047	786,015
Total interest-bearing deposits	3,005,638	3,067,097
Mortgagors' escrow deposits	33,254	27,315
Borrowed funds ($27,189 and $32,226 at fair value pursuant to the fair value option at September 30, 2011 and December 31, 2010, respectively)	513,359	542,683
Securities sold under agreements to repurchase	185,300	166,000
Other liabilities	35,818	35,407
Total liabilities	3,884,544	3,934,700

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares and 31,255,934 shares issued at September 30, 2011 and December 31, 2010, respectively; 31,160,639 shares and 31,255,934 shares outstanding a September 30, 2011 and December 31, 2010, respectively)	315	313
Additional paid-in capital	195,138	189,348
Treasury stock (369,956 shares at September 30, 2011 and none at December 31, 2010)	(4,235)	-
Retained earnings	219,282	204,128
Accumulated other comprehensive income (loss), net of taxes	8,492	(3,744)
Total stockholders' equity	418,992	390,045

Total liabilities and stockholders' equity	$4,303,536	$4,324,745

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30 ,
	2011	2010	2011	2010

Interest and dividend income
Interest and fees on loans	$47,767	$50,098	$144,578	$148,775
Interest and dividends on securities:
Interest	8,325	7,955	24,581	23,600
Dividends	202	207	606	610
Other interest income	35	11	89	33
Total interest and dividend income	56,329	58,271	169,854	173,018

Interest expense
Deposits	12,266	13,315	36,954	40,641
Other interest expense	6,962	9,095	21,849	29,571
Total interest expense	19,228	22,410	58,803	70,212

Net interest income	37,101	35,861	111,051	102,806
Provision for loan losses	5,000	5,000	15,000	15,000
Net interest income after provision for loan losses	32,101	30,861	96,051	87,806

Non-interest income (loss)
Other-than-temporary impairment ("OTTI") charge	(4,816)	(3,319)	(8,999)	(6,136)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	4,164	2,769	7,421	4,598
Net OTTI charge recognized in earnings	(652)	(550)	(1,578)	(1,538)
Loan fee income	538	433	1,487	1,283
Banking services fee income	430	437	1,279	1,350
Net gain (loss) on sale of loans	493	(6)	493	17
Net gain from sale of securities	-	39	-	62
Net gain (loss) from fair value adjustments	2,085	(20)	1,265	(154)
Federal Home Loan Bank of New York stock dividends	338	444	1,180	1,508
Bank owned life insurance	705	702	2,067	2,040
Other income	358	470	1,108	1,676
Total non-interest income	4,295	1,949	7,301	6,244

Non-interest expense
Salaries and employee benefits	9,715	8,754	29,424	26,126
Occupancy and equipment	1,971	1,850	5,712	5,315
Professional services	1,697	1,535	4,933	5,059
FDIC deposit insurance	1,030	1,200	3,409	3,723
Data processing	1,139	1,106	3,325	3,274
Depreciation and amortization	792	692	2,337	2,094
Other real estate owned / foreclosure expense	770	389	1,638	769
Other operating expenses	2,376	2,130	7,592	6,842
Total non-interest expense	19,490	17,656	58,370	53,202

Income before income taxes	16,906	15,154	44,982	40,848

Provision (benefit) for income taxes
Federal	5,099	7,489	13,575	15,189
State and local	1,657	(6,963)	4,230	(4,627)
Total taxes	6,756	526	17,805	10,562

Net income	$10,150	$14,628	$27,177	$30,286

Basic earnings per common share	$0.33	$0.48	$0.89	$1.00
Diluted earnings per common share	$0.33	$0.48	$0.88	$1.00
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
(Dollars in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,177	$30,286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,000	15,000
Depreciation and amortization of bank premises and equipment	2,337	2,094
Net gain on sales of loans (including delinquent loans)	(493)	(17)
Net gain on sales of securities	-	(62)
Amortization of premium, net of accretion of discount	4,167	3,691
Net (gain) loss from fair value adjustments	(1,265)	154
OTTI charge recognized in earnings	1,578	1,538
Income from bank owned life insurance	(2,067)	(2,040)
Stock-based compensation expense	2,101	1,780
Deferred compensation	395	153
Amortization of core deposit intangibles	351	352
Excess tax expense (benefit) from stock-based payment arrangements	(260)	14
Deferred income benefit provision	(335)	(8,760)
(Decrease) increase in other liabilities	(4,928)	1,895
Increase in other assets	(4,306)	(5,511)
Net cash provided by operating activities	39,452	40,567

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(2,489)	(1,382)
Net redemptions of Federal Home Loan Bank of New York shares	779	6,352
Purchases of securities available for sale	(121,570)	(217,591)
Proceeds from sales and calls of securities available for sale	8,000	42,311
Proceeds from maturities and prepayments of securities available for sale	103,495	139,312
Net (originations) and repayment of loans	29,016	(73,066)
Purchases of loans	(14,455)	(7,698)
Proceeds from sale of real estate owned	842	2,090
Proceeds from sale of delinquent loans	15,340	6,605
Net cash provided by (used) in investing activities	18,958	(103,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing deposits	14,977	(1,812)
Net (decrease) increase in interest-bearing deposits	(62,329)	237,704
Net increase in mortgagors' escrow deposits	5,939	6,338
Net activity of short-term borrowed funds	-	(18,200)
Proceeds from long-term borrowings	245,447	42,505
Repayment of long-term borrowings	(245,149)	(193,928)
Purchases of treasury stock	(4,508)	(347)
Excess tax benefit (expense) from stock-based payment arrangements	260	(14)
Proceeds from issuance of common stock upon exercise of stock options	2,039	235
Cash dividends paid	(11,973)	(11,840)
Net cash (used) in provided by financing activities	(55,297)	60,641

Net increase (decrease) in cash and cash equivalents	3,113	(1,859)
Cash and cash equivalents, beginning of period	47,789	28,426
Cash and cash equivalents, end of period	$50,902	$26,567

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$58,427	$70,306
Income taxes paid	19,334	21,107
Taxes paid if excess tax benefits were not tax deductible	19,594	21,093
Non-cash activities:
Securities purchased, not yet settled	1,000	-
Loans transferred to other real estate owned	4,750	3,850
Loans provided for the sale of other real estate owned	1,345	2,862

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of
Comprehensive Income
(Unaudited)

	For the nine months ended
	September 30,
(Dollars in thousands, except per share data)	2011	2010

Common Stock
Balance, beginning of period	$313	$311
Issuance upon exercise of stock options (155,061 and 18,994 common shares for the nine months ended September 30, 2011 and 2010, respectively)	1	-
Shares issued upon vesting of restricted stock unit awards (119,600 and 87,821 common shares for the nine months ended September 30, 2011 and 2010, respectively)	1	1
Balance, end of period	$315	$312
Additional Paid-In Capital
Balance, beginning of period	$189,348	$185,842
Award of common shares released from Employee Benefit Trust (140,298 and 130,499 common shares for the nine months ended September 30, 2011 and 2010, respectively)	1,505	1,131
Shares issued upon vesting of restricted stock unit awards (119,800 and 103,109 common shares for the nine months ended September 30, 2011 and 2010, respectively)	1,668	1,394
Issuance upon exercise of stock options (155,061 and 18,994 common shares for the nine months ended September 30, 2011and 2010, respectively)	1,825	208
Stock-based compensation activity, net	532	112
Stock-based income tax benefit (expense)	260	(14)
Balance, end of period	$195,138	$188,673
Treasury Stock
Balance, beginning of period	$-	$(36)
Purchases of common shares outstanding (362,050 common shares for the nine months ended September 30, 2011)	(4,132)	-
Shares issued upon vesting of restricted stock unit awards (200 and 18,583 common shares for the nine months ended September 30, 2011 and 2010, respectively)	3	238
Issuance upon exercise of stock options (23,129 and 37,266 common shares for the nine months ended September 30, 2011 and 2010, respectively)	324	515
Repurchase of shares to satisfy tax obligations (27,441 and 26,443 common shares for the nine months ended September 30, 2011 and 2010, respectively)	(376)	(347)
Repurchase of shares to pay for option exercise (3,794 and 26,011 common shares for the nine months ended September 30, 2011 and 2010)	(54)	(370)
Balance, end of period	$(4,235)	$-
Unearned Compensation
Balance, beginning of period	$-	$(575)
Release of shares from the Employee Benefit Trust (143,995 common shares for the nine months ended September 30, 2010)	-	491
Balance, end of period	$-	$(84)

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and
 Consolidated Statements of Comprehensive Income (continued)
(Unaudited)

	For the nine months ended
	September 30,
(Dollars in thousands, except per share data)	2011	2010

Retained Earnings
Balance, beginning of period	$204,128	$181,181
Net income	27,177	30,286
Cash dividends declared and paid on common shares ($0.39 per common share for the nine months ended September 30, 2011 and 2010, respectively)	(11,973)	(11,840)
Issuance upon exercise of stock options (23,129 and 37,266 common shares for the nine months ended September 30, 2011 and 2010, respectively)	(50)	(92)
Shares issued upon vesting of restricted stock unit awards (3,295 common shares for the nine months ended September 30, 2010)	-	(8)
Balance, end of period	$219,282	$199,527
Accumulated Other Comprehensive (Loss) Gain
Balance, beginning of period	$(3,744)	$(6,579)
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($8,707) and ($8,548) for the nine months ended September 30, 2011 and 2010, respectively	11,137	10,710
Amortization of actuarial losses, net of taxes of approximately ($183) and ($103) for the nine months ended September 30, 2011 and 2010, respectively	233	129
Amortization of prior service credits, net of taxes of approximately $15 and $13 for the nine months ended September 30, 2011 and 2010, respectively	(19)	(16)
OTTI charges included in income, net of taxes of approximately ($693) and ($683)for the nine months ended September 30, 2011 and 2010, respectively	885	855
Reclassification adjustment for gains included in net income, net of taxes of approximately $28 for the nine months ended September 30, 2010	-	(34)
Balance, end of period	$8,492	$5,065

Total Stockholders' Equity	$418,992	$379,617

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Comprehensive Income
Net income	$10,150	$14,628	$27,177	$30,286
Reclassification adjustment for gains included in income	-	(21)	-	(34)
Amortization of actuarial losses	77	44	233	129
Amortization of prior service credits	(6)	(6)	(19)	(16)
OTTI charges included in income	367	306	885	855
Unrealized gains on securities, net	10,694	2,260	11,137	10,710
Comprehensive income	$21,282	$17,211	$39,413	$41,930

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.         Basis of Presentation

The primary business of Flushing Financial Corporation (the “Holding Company”) is the operation of its wholly-owned subsidiary, Flushing Savings Bank, FSB (the “Savings Bank”).  The Holding Company and its direct and indirect wholly-owned subsidiaries, the Savings Bank, Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation and FSB Properties Inc., are collectively herein referred to as the “Company.” The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Company on a consolidated basis.

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

2.         Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income, as reported	$10,150	$14,628	$27,177	$30,286
Divided by:
Weighted average common shares outstanding	30,679	30,359	30,707	30,323
Weighted average common stock equivalents	14	19	37	29
Total weighted average common shares outstanding and common stock equivalents	30,693	30,378	30,744	30,352

Basic earnings per common share	$0.33	$0.48	$0.89	$1.00
Diluted earnings per common share (1) (2)	$0.33	$0.48	$0.88	$1.00
Dividend payout ratio	39.4%	27.1%	43.8%	39.0%

(1)
   For the three months ended September 30, 2011, options to purchase 869,200 shares at an average exercise price of $15.99 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the three months ended   September 30, 2010, options to purchase 1,064,983 shares at an average exercise price of $15.42 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

(2)
For the nine months ended September 30, 2011, options to purchase 721,240 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the nine months ended September 30, 2010, options to purchase 955,723 shares at an average exercise price of $15.77 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

4.        Debt and Equity Securities
The Company’s investments are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and nine month periods ended September 30, 2011 and 2010. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2011:
			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$2,137	$2,220	$83	$-
Other	29,059	23,667	5	5,397
Mutual funds	21,279	21,279	-	-
Total other securities	52,475	47,166	88	5,397
REMIC and CMO	485,976	501,520	25,353	9,809
GNMA	66,214	71,349	5,135	-
FNMA	182,513	189,377	6,864	-
FHLMC	21,463	22,278	815	-
Total mortgage-backed securities	756,166	784,524	38,167	9,809
Total securities available for sale	$808,641	$831,690	$38,255	$15,206

Mortgage-backed securities shown in the table above include one private issue collateralized mortgage obligation (“CMO”) that is collateralized by commercial real estate mortgages with an amortized cost and market value of $11.4 million at September 30, 2011.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2011:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Other	$6,164	$5,397	$1,996	$4	$4,168	$5,393
REMIC and CMO	35,001	9,809	7,319	20	27,682	9,789
Total securities available for sale	$41,165	$15,206	$9,315	$24	$31,850	$15,182

Other-than-temporary impairment (“OTTI”) losses on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, the investor must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income (“AOCI”) within Stockholders’ Equity. Additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired are required.

The Company reviewed each investment that had an unrealized loss at September 30, 2011. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. In addition, private issue CMOs are evaluated using an impairment model through an independent third party. When an OTTI is identified, the portion of the impairment that is credit related is determined by management by using the following methods: (1) for trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; (2) for mortgage-backed securities, credit related impairment is determined for each security by estimating losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, credit enhancement and coverage and (3) for private issue CMOs, through an impairment model from an independent third party and then recording those estimated losses as a credit related loss against earnings.

Other Securities:
The unrealized losses in Other Securities at September 30, 2011, consist of losses on two municipal securities, one single issuer trust preferred security and two pooled trust preferred securities.

The unrealized losses on the two municipal securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses on the single issuer trust preferred security and two pooled trust preferred securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own. The Company evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

For each bank, our review included the following performance items:

▪	Ratio of tangible equity to assets
▪	Tier 1 Risk Weighted Capital
▪	Net interest margin
▪	Efficiency ratio for most recent two quarters
▪	Return on average assets for most recent two quarters
▪	Texas Ratio (ratio of non-performing assets plus assets past due over 90 days divided by tangible equity plus the reserve for loan losses)
▪	Credit ratings (where applicable)
▪	Capital issuances within the past year (where applicable)
▪	Ability to complete Federal Deposit Insurance Corporation (“FDIC”) assisted acquisitions (where applicable)

Based on the review of the above factors, we concluded that:

▪	All of the performing issuers in our pools are well capitalized banks and do not appear likely to be closed by their regulators.

▪	All of the performing issuers in our pools will continue as a going concern and will not default on their securities.

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

There were no remaining issuers in our pooled trust preferred securities which had a Texas Ratio in excess of 75.00%. For the remaining issuers with a Texas Ratio between 50.00% and 74.99%, we estimated 25% of the related cash flows of the issuer would not be realized. We concluded that issuers with a Texas Ratio below 50.00% are considered healthy and there was a minimal risk of default. We assigned a zero default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery and issuers that have defaulted will have no recovery.

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) no issuers will prepay; (2) senior classes will not call the debt on their portions and (3) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security. For each issuer that we assumed a 25% shortfall in the cash flows, the cash flow analysis eliminates 25% of the cash flow for each issuer effective immediately.

One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred security as well as the single issuer trust preferred security both are performing according to their terms.  The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.  This security is over 90 days past due and the Company has stopped accruing interest.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at September 30, 2011, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at September 30, 2011.

At September 30, 2011, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2011. The class the Company owns in pooled trust preferred securities does not have any excess subordination.
Deferrals/Defaults (1)
						Actual as a	Expected
					Cumulative	Percentage	Percentage	Current
Issuer		Performing	Amortized	Fair	Credit Related	of Original	of Performing	Lowest
Type	Class	Banks	Cost	Value	OTTI	Security	Collateral	Rating
(Dollars in thousands)

Single issuer	n/a	1	$300	$258	$-	None	None	BB+
Single issuer	n/a	1	500	505	-	None	None	BB-
Pooled issuer	B1	19	5,617	2,160	2,196	28.2%	2.3%	C
Pooled issuer	C1	19	3,645	1,750	1,542	25.6%	2.9%	C
Total			$10,062	$4,673	$3,738

    (1)   Represents deferrals/defaults as a percentage of the original security and expected deferrals/defaults as a percentage of performing issuers.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at September 30, 2011 consist of one issue from the Federal Home Loan Mortgage Corporation (“FHLMC”), one issue from the Federal National Mortgage Association (“FNMA”) and eight private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The unrealized losses at September 30, 2011 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, four of these securities are performing according to their terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $1.2 million for the nine months ended September 30, 2011.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the three months ended September 30, 2011, on four private issue CMOs of $4.8 million before tax, of which $0.7 million was charged against earnings in the Consolidated Statements of Income and $4.1 million before tax ($2.3 million after-tax) was recorded in AOCI. During the nine months ended September 30, 2011, an OTTI charge was recorded on five private issue CMOs of $9.0 million before tax, of which $1.6 million was charged against earnings in the Consolidated Statements of Income and $7.4 million before tax ($4.2 million after-tax) was recorded in AOCI.

The portion of the above mentioned OTTI, recorded during the three and nine months ended September 30, 2011, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 21%; (2) projected loss severity of 50%; (3) assumed default rates of 10% for the first 12 months, 8% for the next 12 months, 6% for the next 12 months and 2% thereafter and (4) prepayment speeds of 10%.

It is not anticipated at this time that the four private issue securities for which an OTTI charge during the three months ended September 30, 2011 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  Except for one private issue security that is remitting less than the full principal amount due, each of these securities is performing according to its terms, and in the opinion of management will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

At September 30, 2011, the Company held 16 private issue CMOs which had a current credit rating of at least one rating below investment grade. Six of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2011:

				Cumulative
				OTTI			Current								Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:							FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	TX	MD	Score
	(Dollars in thousands)

1	$12,406	$9,202	$14,041	$3,279	2006	05/25/36	D	44%			15%				721
2	5,494	3,897	5,876	447	2006	08/19/36	D	51%							737
3	5,503	3,887	6,082	954	2006	08/25/36	D	37%	14%						714
4	4,198	3,618	4,812	657	2006	08/25/36	D	35%	14%		12%		11%		726
5	3,398	3,028	3,681	221	2006	03/25/36	CC	37%							728
6	2,412	2,418	2,428	-	2005	12/25/35	B2	39%							736
7	4,973	2,613	5,249	222	2006	05/25/36	CC	26%		18%	10%	10%			714
8	1,354	1,362	1,366	-	2006	08/25/36	CCC	29%							738
9	1,734	1,726	1,759	-	2005	11/25/35	B	39%		17%				12%	731
10	1,498	1,437	1,501	-	2005	11/25/35	CCC	45%	10%						740
Total	$42,970	$33,188	$46,795	$5,780

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table details the total impairment on debt securities, as of September 30, 2011, for which the Company has previously recorded a credit related OTTI charge in the Consolidated Statements of Income:

			Gross Unrealized	Cumulative
			Losses Recorded	Credit OTTI
(in thousands)	Amortized Cost	Fair Value	In AOCI	Losses

Private issued CMO's (1)	$35,972	$26,245	$9,727	$3,698
Trust preferred securities (1)	9,262	3,910	5,352	3,738

Total	$45,234	$30,155	$15,079	$7,436

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

For the nine months ended
(in thousands)	September 30, 2011

Beginning balance	$7,011
Recognition of actual losses	(1,153)
OTTI charges due to credit loss recorded in earnings	1,578
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$7,436

The following table details the amortized cost and estimated fair value of the Company’s securities, classified as available for sale at September 30, 2011, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$28,422	$28,418
Due after one year through five years	7,137	7,220
Due after five years through ten years	-	-
Due after ten years	16,916	11,528
Total other securities	52,475	47,166
Mortgage-backed securities	756,166	784,524
Total securities available for sale	$808,641	$831,690

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

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

The Company recognizes a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, or if the collateral value is deemed to have been impaired. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical and before the loan become 90 days delinquent. The loan balances of collateral dependant impaired loans are compared to the loan’s updated fair value. The balance which exceeds fair value is charged-off.  Management reviews the allowance for loan losses on a quarterly basis and records as a provision the amount deemed appropriate, after considering current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories and delinquent loans by particular loan categories.

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

The Company uses multiple valuation approaches in evaluating the underlying collateral. These include obtaining a third party appraisal, an income approach and a sales approach. When obtained, third party appraisals are given the most weight. The income approach is used for income producing properties and uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market. When we do not obtain third party appraisals, we place greater reliance on the income approach to value the collateral.

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

As of September 30, 2011, the Company utilized recent third party appraisals of the collateral to measure impairment for $74.4 million, or 53.8%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $64.0 million, or 46.2%, of collateral dependent impaired loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table shows net loan charge-offs (recoveries) for the periods indicated:
	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2011	2010
Multi-family residential	$2,188	$1,808	$3,984	$4,042
Commercial real estate	1,549	806	4,071	1,138
One-to-four family – mixed-use property	808	758	1,288	1,583
One-to-four family – residential	-	21	1,928	115
Construction	-	-	703	862
Small Business Administration	137	93	608	345
Commercial business and other	73	22	514	(163)
Total net loan charge-offs	$4,755	$3,508	$13,096	$7,922

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

The Company reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. Management takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. We have been developing short-term payment plans that enable certain borrowers to bring their loans current. In addition, we have restructured certain problem loans by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. Restructured loans are classified as a TDR when the Savings Bank grants a concession to a borrower who is experiencing financial difficulties. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

No loans were modified and classified as a TDR during the three months ended September 30, 2011.During the three months ended September 30, 2010, two multi-family loans totaling $7.2 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one also having the loan’s amortization term extended, and one also having deferral of the payment of a portion of the interest; and  two commercial mortgage loans totaling $2.5 million were modified and classified as TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one loan also changed to payments of interest only.

During the nine months ended September 30, 2011, six multi-family loans totaling $1.8 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower and each had the loan’s amortization term extended; two constructions loans totaling $24.2 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower; one commercial business loan for $2.0 million was modified and classified as a TDR as the borrower was given an interest rate that was considered below market for that borrower; and three one-to-four family – mixed-use property loans totaling $0.9 million was modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower with two of the loans also having the loan’s amortization term extended. During the nine months ended September 30, 2010, three multi-family loans totaling $7.5 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one also having the loan’s amortization term extended, and one also having deferral of the payment of a portion of the interest; three commercial mortgage loans totaling $5.6 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one loan also changed to payments of interest only; and one one-to-four family – mixed-use property loan for $0.5 million was modified and classified as a TDR as the borrower was given an interest rate that was considered below market for that borrower. For each of the loans that were modified and classified as a TDR the borrower was experiencing financial difficulties. The recorded investment of each of the loans modified and classified to a TDR was unchanged as there was no principal forgiven in any of these modifications.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The allocation of a portion of the allowance for loan losses for a TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate or if the loan is collateral dependent, the fair value of the collateral less costs to sell. At September 30, 2011, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses to these loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:
	September 30, 2011		December 31, 2010
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	11	$9,893	5	$7,946
Commercial real estate	2	2,480	3	5,815
One-to-four family - mixed-use property	3	797	1	206
Construction	1	8,508	-	-
Commercial business and other	1	2,000	-	-
Total performing troubled debt restructured	18	$23,678	9	$13,967

During the three months ended September 30, 2011, one construction loan for $11.5 million, which was modified and classified as a TDR within the previous 12 months, was reclassified to non-accrual status as it was no longer performing in accordance with its modified terms. No loans which were previously modified and classified as a TDR were reclassified to non-accrual status during the three months ended September 30, 2010. During the nine months ended September 30, 2011, one construction loan for $11.5 million, one commercial loan for $3.3 million and two one-to-four family – mixed-use property loans totaling $0.7 million , which were modified and classified as a TDR within the previous 12 months, were reclassified to non-accrual status as they are no longer performing in accordance with their modified terms. During the nine months ended September 30, 2010, one commercial loan for $1.4 million and two one-to-four family – mixed-use property loans totaling $0.9 million , which were modified and classified as a TDR within the previous 12 months, were reclassified to non-accrual status as they are no longer performing in accordance with their modified terms.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2011		December 31, 2010
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	-	$-	-	$-
Commercial real estate	2	4,427	1	1,496
One-to-four family - mixed-use property	4	1,626	3	1,287
One-to-four family - residential	-	-	1	491
Construction	1	11,466	-	-

Total troubled debt restructurings that subsequently defaulted	7	$17,519	5	$3,274

The following table shows non-performing loans at the periods indicated:

	September 30,	December 31,
(In thousands)	2011	2010
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$103
Commercial real estate	423	3,328
Construction	5,245	-
Commercial business and other	-	6
Total	5,668	3,437

Non-accrual loans:
Multi-family residential	27,846	35,633
Commercial real estate	21,062	22,806
One-to-four family - mixed-use property	29,890	30,478
One-to-four family - residential	10,673	10,695
Co-operative apartments	152	-
Construction	14,331	4,465
Small business administration	613	1,159
Commercial business and other	6,122	3,419
Total	110,689	108,655
Total non-performing loans	$116,357	$112,092

The interest foregone on non-accrual loans and loans classified as TDR totaled $2.2 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively.  The interest foregone on non-accrual loans and loans classified as TDR totaled $6.3 million and $5.5 million for the nine months ended September 30, 2011 and 2010, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at September 30, 2011:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$15,200	$4,228	$26,671	$46,099	$1,287,708	$1,333,807
Commercial real estate	10,911	5,215	21,062	37,188	567,593	604,781
One-to-four family - mixed-use property	22,030	1,834	29,890	53,754	652,182	705,936
One-to-four family - residential	5,114	1,477	10,672	17,263	205,289	222,552
Co-operative apartments	204	-	152	356	5,206	5,562
Construction loans	13,960	5,353	2,865	22,178	29,344	51,522
Small Business Administration	112	-	566	678	13,782	14,460
Taxi medallion	-	-	-	-	68,570	68,570
Commercial business and other	1,929	2,150	6,123	10,202	196,357	206,559
Total	$69,460	$20,257	$98,001	$187,718	$3,026,031	$3,213,749

The following table shows an age analysis of our recorded investment in loans at December 31, 2010:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$30,799	$7,014	$35,736	$73,549	$1,178,627	$1,252,176
Commercial real estate	17,167	2,181	26,134	45,482	617,312	662,794
One-to-four family - mixed-use property	19,596	6,376	30,478	56,450	672,360	728,810
One-to-four family - residential	4,826	1,046	10,695	16,567	224,809	241,376
Co-operative apartments	133	-	-	133	6,082	6,215
Construction loans	2,900	5,485	4,465	12,850	62,669	75,519
Small Business Administration	418	991	1,159	2,568	14,943	17,511
Taxi medallion	-	-	-	-	88,264	88,264
Commercial business and other	4,534	3	3,425	7,962	179,199	187,161
Total	$80,373	$23,096	$112,092	$215,561	$3,044,265	$3,259,826

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the nine months
	ended September 30
(In thousands)	2011	2010

Balance, beginning of period	$27,699	$20,324
Provision for loan losses	15,000	15,000
Charge-off's	(13,534)	(8,851)
Recoveries	438	929
Balance, end of period	$29,603	$27,402

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2011:
(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$9,007	$4,905	$5,997	$938	$17	$589	$1,303	$639	$4,304	$27,699
Charge-off's	4,093	4,194	1,401	1,991	-	703	628	-	524	13,534
Recoveries	109	123	113	63	-	-	20	-	10	438
Provision	4,835	4,596	(224)	2,676	7	1,101	491	(588)	2,106	15,000
Ending balance	$9,858	$5,430	$4,485	$1,686	$24	$987	$1,186	$51	$5,896	$29,603
Ending balance: individually evaluated for impairment	$83	$139	$32	$-	$-	$321	$255	$-	$2,927	$3,757
Ending balance: collectively evaluated for impairment	$9,775	$5,291	$4,453	$1,686	$24	$666	$931	$51	$2,969	$25,846

Financing Recevables:
Ending balance	$1,333,807	$604,781	$705,936	$222,552	$5,562	$51,522	$14,460	$68,570	$206,559	$3,213,749
Ending balance: individually evaluated for impairment	$27,817	$13,366	$16,123	$2,684	$-	$19,974	$510	$-	$7,854	$88,328
Ending balance: collectively evaluated for impairment	$1,305,990	$591,415	$689,813	$219,868	$5,562	$31,548	$13,950	$68,570	$198,705	$3,125,421

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the nine month period ended September 30, 2011:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$34,537	$38,716	$-	$36,707	$296
Commercial real estate	43,466	49,448	-	37,099	938
One-to-four family mixed-use property	34,016	36,317	-	32,306	192
One-to-four family residential	11,589	13,610	-	10,656	60
Co-operative apartments	152	152	-	95	-
Construction	12,079	12,080	-	11,223	377
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	9,231	9,540	-	14,681	219
Commercial Business and other	-	-	-	-	-

Total loans with no related allowance recorded	145,070	159,863	-	142,767	2,082

With an allowance recorded:
Mortgage loans:
Multi-family residential	9,894	9,894	83	12,011	299
Commercial real estate	2,480	2,480	139	3,395	77
One-to-four family mixed-use property	797	797	32	1,589	34
One-to-four family residential	-	-	-	191	-
Co-operative apartments	-	-	-	-	-
Construction	19,974	19,974	321	22,540	485
Non-mortgage loans:
Small Business Administration	510	510	255	971	3
Taxi Medallion	-	-	-	-	-
Commercial Business and other	7,814	8,478	2,927	7,999	160

Total loans with an allowance recorded	41,469	42,133	3,757	48,696	1,058

Total Impaired Loans:
Total mortgage loans	$168,984	$183,468	$575	$167,812	$2,758

Total non-mortgage loans	$17,555	$18,528	$3,182	$23,651	$382

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at September 30, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$14,894	$43,362	$-	$-	$58,256
Commercial real estate	13,381	45,946	-	-	59,327
One-to-four family - mixed-use property	17,842	34,016	-	-	51,858
One-to-four family - residential	3,410	11,590	-	-	15,000
Co-operative apartments	-	152	-	-	152
Construction loans	2,570	32,053	-	-	34,623
Small Business Administration	768	221	289	-	1,278
Commercial business and other	14,556	15,810	1,237	-	31,603
Total loans	$67,421	$183,150	$1,526	$-	$252,097

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	$72,705	$173,808	$1,238	$-	$247,751

6.           Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the period indicated:

	For the nine months ended
	September 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$1,588	$2,262
Acquisitions	4,750	3,811
Writedown of carrying value	(176)	-
Sales	(1,912)	(4,983)
Balance at end of period	$4,250	$1,090

During the three months ended September 30, 2011 and 2010, the Company recorded gross gains from the sale of OREO in the amount of $31,000 and $10,000, respectively. During the three months ended September 30, 2011, the Company recorded no gross losses from the sale of OREO and in 2010, recorded losses in the amount of $9,000. During the nine months ended September 30, 2011 and 2010, the Company recorded gross gains from the sale of OREO in the amount of $287,000 and $127,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded gross losses from the sale of OREO in the amount of $12,000 and $159,000, respectively. The net gains / losses on the sale of OREO are included in the Consolidated Statements of Income in Other operating expenses.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

7.           Stock-Based Compensation

For the three months ended September 30, 2011 and 2010, the Company’s net income, as reported, includes $0.4 million and $0.4 million, respectively, of stock-based compensation costs and $0.2 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the nine months ended September 30, 2011 and 2010, the Company’s net income, as reported, includes $2.1 million and $1.8 million, respectively, of stock-based compensation costs and $0.8 million and $0.7 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended September 30, 2011, the Company granted 1,000 restricted stock units.  There were no restricted stock units granted during the three months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, the Company granted 214,095 and 169,820 restricted stock units, respectively. There were no stock options granted during the three and nine month periods ended September 30, 2011 and 2010.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards.  These additional shares, along with shares remaining that were previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan, are available for use as full value awards and non-full value awards under the Omnibus Plan.  As of September 30, 2011, there are 720,776 shares available for full value awards and 300 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  Grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by: (1) the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan or the 1996 Restricted Stock Incentive Plan); (2) the settlement of such an award in cash; (3) the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards or (4) the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2011:
		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2010	287,004	$13.02
Granted	214,095	14.52
Vested	(121,329)	14.26
Forfeited	(5,504)	13.83
Non-vested at September 30, 2011	374,266	$13.47
Vested but unissued at September 30, 2011	87,904	$12.92

As of September 30, 2011, there was $3.7 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.  The total fair value of awards vested for the three months ended September 30, 2011 and 2010 were $3,000 and $14,000 million, respectively.  The total fair value of awards vested for the nine months ended September 30, 2011 and 2010 were $1.7 million and $1.4 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended September 30, 2011:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Non-Full Value Awards	Shares	Price	Term	($000)*

Outstanding at December 31, 2010	1,247,888	$14.51
Granted	-	-
Exercised	(178,190)	11.75
Forfeited	(92,858)	12.94
Outstanding at September 30, 2011	976,840	$15.16	3.7	$254
Exercisable shares at September 30 2011	857,280	$15.51	3.3	$94
Vested but unexercisable shares at September 30, 2011	3,600	$14.58	6.5	$3

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits, intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted, during the nine months ended September 30, 2011 are provided in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Proceeds from stock options exercised	$22	$1	$2,039	$235
Fair value of shares received upon exercised of stock options	-	-	54	370
Tax benefit related to stock options exercised	1	-	184	15
Intrinsic value of stock options exercised	7	-	426	156

Phantom Stock Plan: the Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President and above and completed one year of service.  However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the phantom stock plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as their interest in the Savings Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2011:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2010	30,970	$14.00
Granted	8,110	14.02
Forfeited	-	-
Distributions	(168)	14.11
Outstanding at September 30 , 2011	38,912	$10.80
Vested at September 30, 2011	38,563	$10.80

The Company recorded stock-based compensation benefit for the Phantom Stock Plan of $79,000 and $16,000 for the three months ended September 30, 2011 and 2010, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for each of the three month periods ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation (benefit) expense for the Phantom Stock Plan of $(110,000) and $17,000, respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2011 and 2010 were $2,000 and $5,000, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.           Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.
	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Employee Pension Plan:
Interest cost	$246	$239	$738	$717
Amortization of unrecognized loss	153	91	459	273
Expected return on plan assets	(308)	(312)	(924)	(936)
Net employee pension expense	$91	$18	$273	$54

Outside Director Pension Plan:
Service cost	$17	$16	$51	$48
Interest cost	31	33	93	99
Amortization of unrecognized gain	(13)	(14)	(39)	(42)
Amortization of past service liability	10	10	30	30
Net outside director pension expense	$45	$45	$135	$135

Other Postretirement Benefit Plans:
Service cost	$78	$68	$234	$204
Interest cost	52	52	156	156
Amortization of unrecognized loss	-	2	-	6
Amortization of past service credit	(21)	(21)	(63)	(63)
Net other postretirement expense	$109	$101	$327	$303

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2010 that it expects to contribute $0.2 million to each of the Company’s Employee Pension Plan (the “Employee Pension Plan”) and the Outside Director Pension Plan (the “Outside Director Pension Plan”) and $0.1 million to the other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2011. As of September 30, 2011, the Company has contributed $176,000 to the Employee Pension Plan, $66,000 to the Outside Director Pension Plan and $41,000 to the Other Postretirement Benefit Plans. As of September 30, 2011, the Company has not revised its expected contributions for the year ending December 31, 2011.

9.           Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $71.5 million and $27.2 million, respectively. At December 31, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $73.0 million and $32.2 million, respectively. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option and the changes in fair value included in the Consolidated Statement of Income – Net gain from fair value adjustments, at or for the periods ended as indicated:
	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2011	2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Mortgage-backed securities	$40,770	$51,475	$(159)	$(86)	$(554)	$1,099
Other securities	30,716	21,574	(364)	359	(1,133)	483
Borrowed funds	27,189	32,227	3,517	1,225	5,038	4,154
Net gain from fair value adjustments (1) (2)			$2,994	$1,498	$3,351	$5,736

       (1)   The net gain from fair value adjustments presented in the above table does not include net losses of $0.9 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

       (2)   The net gain from fair value adjustments presented in the above table does not include net losses of $2.1 million and $5.9 million for the nine months ended September 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

Included in the fair value of the financial assets and financial liabilities selected for the fair value option is the accrued interest receivable or payable for the related instrument. One pooled trust preferred security is over 90 days past due and the Company has stopped accruing interest. The Company continues to accrue on the remaining financial instruments and reports, as interest income or interest expense in the Consolidated Statement of Income, the interest receivable or payable on the financial instruments selected for the fair value option at their respective contractual rates.

The borrowed funds had a contractual principal amount of $61.9 million at September 30, 2011 and December 31, 2010.  The fair value of borrowed funds includes accrued interest payable of $0.4 million at September 30, 2011 and December 31, 2010.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2011 and December 31, 2010.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2011 and December 31, 2010, Level 2 includes mortgage related securities, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At September 30, 2011 and December 31, 2010, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended
	September 30, 2011
	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Beginning balance	$10,144	$32,226
Transfer into Level 3	-	-
Net loss from fair value adjustment
of financial assets	(1,625)	-
Net gain from fair value
adjustment of financial liabilities	-	(5,037)
Change in unrealized losses included
in other comprehensive income	(3,005)	-
Ending balance	$5,514	$27,189

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2011 and December 31, 2010:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)
Assets:
Mortgage-backed
Securities	$-	$-	$784,524	$754,077	$-	$-	$784,524	$754,077
Other securities	-	-	41,652	39,968	5,514	10,144	47,166	50,112
Interest rate caps	-	-	423	2,509	-	-	423	2,509
Total assets	$-	$-	$826,599	$796,554	$5,514	$10,144	$832,113	$806,698

Liabilities:
Borrowings	$-	$-	$-	$-	$27,189	$32,226	$27,189	$32,226
Total liabilities	$-	$-	$-	$-	$27,189	$32,226	$27,189	$32,226

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at September 30, 2011 and December 31, 2010:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010	1022	2010
	(in thousands)
Assets:
Impaired loans		$-		$-	$50,161	$51,615	$50,161	$51,615
Other Real estate owned		-		-	4,250	1,588	4,250	1,588

Total assets	$-	$-	$-	$-	$54,411	$53,203	$54,411	$53,203

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010.

The estimated fair value of each material class of financial instruments at September 30, 2011 and December 31, 2010 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:

The estimated fair value of loans, with carrying amounts of $3,229.1 million and $3,276.3 million at September 30, 2011 and December 31, 2010, respectively, was $3,375.1 million and $3,359.8 million at September 30, 2011 and December 31, 2010, respectively.

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

Due to Depositors:

The estimated fair value of due to depositors, with carrying amounts of $3,116.8 million and $3,163.3 million at September 30, 2011 and December 31, 2010, respectively, was $3,173.4 million and $3,212.6 million at September 30, 2011 and December 31, 2010, respectively.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Borrowings:

The estimated fair value of borrowings, with carrying amounts of $698.7 million and $708.7 million at September 30, 2011 and December 31, 2010, respectively, was $743.8 million and $736.4 million at September 30, 2011 and December 31, 2010, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps at September 30, 2011 and December 31, 2010 was $0.4 million and $2.5 million, respectively. The Company has not designated the interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in “Other assets” and changes in their fair value are recorded through earnings in the Consolidated Statements of Income - Net gain (loss) from fair value adjustments.  The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input).  The Company recorded net losses of $0.9 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps and net losses of $2.1 million and $5.9 million for the nine months ended September 30, 2011 and 2010, respectively, from the change in the fair value of interest rate caps.

Other Real Estate Owned:

OREO are carried at fair value less selling costs.  The fair value is based on appraised value through a current appraisal, or sometimes through an internal review, additionally adjusted by the estimated costs to sell the property (Level 3 input).

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

At September 30, 2011 and December 31, 2010, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
10.           Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of Flushing Financial Capital Trust II, Flushing Financial Capital Trust III and Flushing Financial Capital Trust IV, which file separate Federal income tax returns as trusts, and Flushing Preferred Funding Corporation, which files a separate Federal and New York State income tax return as a real estate investment trust.

Income tax provisions are summarized as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010
Federal:
Current	$4,959	$5,336	$13,825	$14,446
Deferred	140	2,155	(250)	744
Total federal tax provision	5,099	7,491	13,575	15,190
State and Local:
Current	1,564	2,410	4,316	4,876
Deferred	93	(9,375)	(86)	(9,504)
Total state and local tax provision	1,657	(6,965)	4,230	(4,628)

Total income tax provision	$6,756	$526	$17,805	$10,562

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 40.0% and 3.5% for the three months ended September 30, 2011 and 2010, respectively, and 39.6% and 25.9% for the nine months ended September 30, 2011 and 2010, respectively.

The effective rates differ from the statutory federal income tax rate as follows:
	For the three months				For the nine months
	ended September 30,				ended September 30,
(dollars in thousands)	2011		2010		2011		2010

Taxes at federal statutory rate	$5,917	35.0%	$5,304	35.0%	$15,744	35.0%	14,297	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal
income tax benefit	1,078	6.4	(4,526)	(29.9)	2,750	6.1	(3,008)	(7.4)
Other	(239)	(1.4)	(252)	(1.6)	(689)	(1.5)	(727)	(1.7)
Taxes at effective rate	$6,756	40.0%	$526	3.5%	$17,805	39.6%	$10,562	25.9%

The three and nine months ended September 30, 2010 included a net tax benefit of $5.5 million due to a legislative change in the New York State and City tax bad debt deduction. Excluding this net tax benefit, income tax expense and the effective tax rate would have been $6.0 million and 39.8%, respectively, for the three months ended September 30, 2010 and $16.1 million and 39.8%, respectively, for the nine months ended September 30, 2010.

The Company has recorded a deferred tax asset of $33.0 million at September 30, 2011, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $30.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2011.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

11.           Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010 and the changes during the period are as follows:

		Other
	September 30,	Comprehensive	December 31,
	2011	Income (loss)	2010
	(In thousands)

Net unrealized gain on securities available for sale	$12,925	$12,022	$903
Net actuarial loss on pension plans and other postretirement benefits	(4,789)	233	(5,022)
Prior service cost on pension plans and other postretirement benefits	356	(19)	375
Accumulated other comprehensive loss	$8,492	$12,236	$(3,744)

12.           Regulatory

On July 21, 2011, under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator, the Office of Thrift Supervision (“OTS”), was merged into the Office of the Comptroller of the Currency (“OCC”) and the Holding Company’s primary regulator, which had been the OTS, became the Federal Reserve. The OCC, on July 21, 2011, issued an Interim Final Rule containing the regulations issued by the OTS that the OCC has authority to promulgate and enforce as of July 21, 2011. This Interim Final Rule was effective as of July 21, 2011. The Savings Bank and the Holding Company will continue to file regulatory reports through the end of 2011 in accordance with the requirements that existed under the OTS. Beginning with the quarter ended March 31, 2012, the Savings Bank and the Holding Company will file regulatory reports in accordance with the requirements of the OCC and the Federal Reserve, respectively. Under the regulations of the OTS, the Holding Company was not required to meet capital requirements. Under the regulations of the Federal Reserve, the Holding Company will be required to meet capital requirements similar to that of the Savings Bank. If the Holding Company had been subject to the capital requirements that applied to the Savings Bank, its capital ratios would have been slightly higher than those of the Savings Bank and it would have been considered “well-capitalized” under regulatory requirements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Under current regulatory capital requirements, the Savings Bank is required to comply with each of three separate capital adequacy standards.  At September 30, 2011, the Savings Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$407,084	9.51%
Well capitalized	213,862	5.00
Excess	193,222	4.51

Tier 1 Risk-Based Capital:
Capital level	$407,084	14.24%
Well capitalized	171,489	6.00
Excess	235,595	8.24

Risk-Based Capital:
Capital level	$436,687	15.28%
Well capitalized	285,816	10.00
Excess	150,871	5.28

13.           New Authoritative Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820.  The update requires the following additional disclosures: (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (2) separately disclose information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows: (1) fair value measurement disclosures are to be made for each class of assets and liabilities and (2) disclosures are to be made about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.

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

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition.  See Note 5 of Notes to Consolidated Financial Statements “Loans.”

In April 2011, the FASB issued ASU No. 2011-03, which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.”  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement.”  The amendments in this update clarify how to measure and disclose fair value under ASC Topic 820. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments eliminate the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, which amends the authoritative accounting guidance under ASC Topic 350 “Intangibles – Goodwill and Other.”  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Adoption of this update is not expected to have a material effect on the Company’s results of operations or financial condition.

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

As used in this Quarterly Report, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and its direct and indirect wholly-owned subsidiaries, Flushing Savings Bank, FSB (the “Savings Bank”), Flushing Commercial Bank (the “Commercial Bank,” and together with the Savings Bank, the “Banks”), Flushing Preferred Funding Corporation, Flushing Service Corporation and FSB Properties, Inc.

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. The primary business of Flushing Financial Corporation at this time is the operation of its wholly owned subsidiary, the Savings Bank. The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation and FSB Properties Inc. In November 2006, the Savings Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Savings Bank, issuances of junior subordinated debt and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in; (1) originations and purchases of one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units), multi-family residential and, to a lesser extent, commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans.

Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

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

Our investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate risk and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity “gap” position, the types of securities to be held and other factors. We classify our investment securities as available for sale.

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

At September 30, 2011, total assets were $4,303.5 million, a decrease of $21.2 million from $4,324.7 million at December 31, 2010. Total loans, net decreased $49.2 million, or 1.5%, during the nine months ended September 30, 2011 to $3,199.5 million from $3,248.6 million at December 31, 2010. Loan originations and purchases were $283.3 million for the nine months ended September 30, 2011, a decrease of $37.3 million from $320.6 million for the nine months ended September 30, 2010. The decline in originations was attributable to the current economic environment and the shifting of our focus to multi-family properties and deemphasizing non-owner occupied commercial real estate and construction lending. However, loan applications in process increased to $214.4 million compared to $197.4 million at June 30, 2011 and $142.2 million at December 31, 2010.

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2011 had an average loan-to-value ratio of 42.8% and an average debt coverage ratio of 237%.

We also focus on the performance of the Savings Bank’s existing loan portfolio. Non-performing loans were $116.4 million at September 30, 2011, an increase of $4.3 million from $112.1 million at December 31, 2010. Performing loans delinquent 60 to 89 days were $14.3 million at September 30, 2011, a decrease of $5.5 million from $19.8 million at December 31, 2010. Performing loans delinquent 30 to 59 days were $58.0 million at September 30, 2011, a decrease of $15.5 million from $73.5 million at December 31, 2010. The majority of non-performing loans are collateralized by residential income producing properties in the New York City metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have retained value and provided us with low loss content in our non-performing loans.  We review the property values of impaired loans quarterly and charge-off amounts in excess of 90% of the value of the loan’s collateral. Net loan charge-offs during the nine months ended September 30, 2011 were 54 basis points of average loans, which continue to be below the industry average.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Total liabilities were $3,884.5 million at September 30, 2011, a decrease of $50.2 million, or 1.3%, from $3,934.7 million at December 31, 2010. During the nine months ended September 30, 2011, due to depositors decreased $46.5 million, or 1.5%, to $3,116.8 million. This decrease was the result of a $75.9 million decrease in core deposits partially offset by a $29.4 million increase in certificates of deposit.  Borrowed funds decreased $10.0 million during the nine months ended September 30, 2011.

Net income for the nine months ended September 30, 2011 was $27.2 million, a decrease of $3.1 million, or 10.3%, compared to $30.3 million for the nine months ended September 30, 2010. Diluted earnings per common share were $0.88 for the nine months ended September 30, 2011, a decrease of $0.12, or 12.0%, from $1.00 for the nine months ended September 30, 2010.  Return on average equity was 9.1% for the nine months ended September 30, 2011 compared to 10.9% for the nine months ended September 30, 2010.  The nine months ended September 30, 2010 included a net tax benefit of $5.5 million, or $0.18 per diluted common share, due to a legislative change in the New York State and City tax bad debt deduction. Excluding this net tax benefit, net income, diluted earnings per common share would have increased $2.4 million and $0.06, respectively. In addition, return on average equity and return on average assets would have been 8.9% and 0.8%, respectively, for the nine months ended September 30, 2010.

The net interest margin for the nine months ended September 30, 2011 increased 17 basis points to 3.61% from 3.44% for the nine months ended September 30, 2010. The increase in the net interest margin was primarily due to a reduction of 45 basis points in the cost of interest-bearing liabilities for the nine months ended September 30, 2011 from the comparable prior year period.  The decrease in the cost of interest-bearing liabilities was primarily attributable to reductions in the rates paid on deposits.

We recorded a provision for loan losses of $15.0 million during the nine months ended September 30, 2011, which was the same as recorded during the nine months ended September 30, 2010.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.51%, 14.24% and 15.28%, respectively, at September 30, 2011.

On July 21, 2011, under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator, the Office of Thrift Supervision (“OTS”), was merged into the Office of the Comptroller of the Currency (“OCC”) and Flushing Financial Corporation’s primary regulator, which had been the OTS, became the Federal Reserve. The OCC, on July 21, 2011, issued an Interim Final Rule containing the regulations issued by the OTS that the OCC has authority to promulgate and enforce as of July 21, 2011. This Interim Final Rule was effective as of July 21, 2011.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

General.  Net income for the three months ended September 30, 2011 was $10.2 million, a decrease of $4.5 million, or 30.6%, compared to $14.6 million for the three months ended September 30, 2010. Diluted earnings per common share were $0.33 for the three months ended September 30, 2011, a decrease of $0.15, or 31.3%, from $0.48 for the three months ended September 30, 2010. The three months ended September 30, 2010 included a net tax benefit of $5.5 million, or $0.18 per diluted common share, due to a legislative change in the New York State and City tax bad debt deduction. Excluding this net tax benefit, net income and diluted earnings per common share would have increased $1.0 million and $0.03, respectively.

Return on average equity was 9.9% for the three months ended September 30, 2011 compared to 15.4% for the three months ended September 30, 2010. Return on average assets was 0.9% for the three months ended September 30, 2011 compared to 1.4% for the three months ended September 30, 2010. Excluding the net tax benefit discussed above, return on average equity and return on average assets would have been 9.6% and 0.9%, respectively, for the three months ended September 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.  Total interest and dividend income decreased $1.9 million, or 3.3%, to $56.3 million for the three months ended September 30, 2011 from $58.3 million for the three months ended September 30, 2010. The decrease in interest income was attributable to a 32 basis point decline in the yield of interest-earning assets to 5.47% for the three months ended September 30, 2011 from 5.79% in the comparable prior year period combined with a $52.2 million decrease in the average balance of total loans to $3,205.6 million for the three months ended September 30, 2011 from $3,257.8 million for the comparable prior year period.  These declines were partially offset by an $88.1 million increase in the average balance of interest-earning assets to $4,117.1 million for the three months ended September 30, 2011 from $4,029.0 million for the comparable prior year period. The 32 basis point decline in the yield of interest-earning assets was primarily due to a 19 basis point reduction in the yield of the loan portfolio to 5.96% for the three months ended September 30, 2011 from 6.15% for the three months ended September 30, 2010, combined with a 34 basis point decline in the yield on total securities to 4.07% for the three months ended September 30, 2011 from 4.41% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $140.3 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the three months ended September 30, 2011, both of which have a lower yield than the yield of total interest-earning assets. The 19 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations. The 34 basis point decrease in the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 19 basis points to 6.03% for the three months ended September 30, 2011 from 6.22% for the three months ended September 30, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 21 basis points to 5.94% for the three months ended September 30, 2011 from 6.15% for the three months ended September 30, 2010.

Interest Expense.  Interest expense decreased $3.2 million, or 14.2%, to $19.2 million for the three months ended September 30, 2011 from $22.4 million for the three months ended September 30, 2010. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 36 basis points to 2.03% for the three months ended September 30, 2011 from 2.39% for the comparable prior year period. This decrease was partially offset with a $41.4 million increase in the average balance of interest-bearing liabilities to $3,790.2 million for the three months ended September 30, 2011 from $3,748.8 million for the comparable prior year period.  The 36 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Banks reducing the rates they pay on their deposit products and reducing higher costing borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 37 basis points, 44 basis points, 22 basis points and 28 basis points, respectively, for the three months ended September 30, 2011 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 21 basis points to 1.62% for the three months ended September 30, 2011 from 1.83% for the three months ended September 30, 2010. The cost of borrowed funds decreased 63 basis points from the comparable prior year period to 3.83% for the three months ended September 30, 2011, while the average balance decreased $88.5 million to $726.7 million for the three months ended September 30, 2011 from $815.2 million for the comparable prior year period.

Net Interest Income.  For the three months ended September 30, 2011, net interest income was $37.1 million, an increase of $1.2 million, or 3.5%, from $35.9 million for the three months ended September 30, 2010. The increase in net interest income was attributable to a four basis point increase in the net-interest spread to 3.44% for the three months ended September 30, 2011 from 3.40% for the three months ended September 30, 2010, combined with an increase in the average balance of interest-earning assets of $88.1 million to $4,117.1 million for the three months ended September 30, 2011.  The increase in the net-interest spread was partially offset by a $52.2 million decrease in the average balance of total loans to $3,205.6 million for the three months ended September 30, 2011 from $3,257.8 million for the comparable prior year period.  The yield on interest-earning assets decreased 32 basis points to 5.47% for the three months ended September 30, 2011 from 5.79% for the three months ended September 30, 2010. However, this was more than offset by a decline in the cost of funds of 36 basis points to 2.03% for the three months ended September 30, 2011 from 2.39% for the comparable prior year period. The net interest margin improved four basis points to 3.60% for the three months ended September 30, 2011 from 3.56% for the three months ended September 30, 2010. Excluding prepayment penalty income, the net interest margin would have increased three basis points to 3.54% for the three months ended September 30, 2011 from 3.51% for the three months ended September 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the three months ended September 30, 2011, which was the same as that recorded for the three months ended September 30, 2010.  During the three months ended September 30, 2011, non-performing loans increased $6.3 million to $116.4 million from $110.0 million at June 30, 2011. Net charge-offs for the three months ended September 30, 2011 totaled $4.8 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market that continue to show low vacancy rates, thereby retaining more of their value. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 61.7% at September 30, 2011. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in this segment of the loan portfolio that constitutes the majority of our non-performing loans. The Savings Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties and the charge-offs recorded in the third quarter of 2011, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the third quarter of 2011. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended September 30, 2011 was $4.3 million, an increase of $2.3 million from $1.9 million for the three months ended September 30, 2010.  The increase in non-interest income was primarily due to a $2.1 million increase in net gains from fair value adjustments and a $0.5 million increase in net gains from the sale of loans. These increases were partially offset by a $0.1 million increase in OTTI charges recorded and a $0.1 million decline in dividends received from the FHLB-NY from the comparable prior year period.

Non-Interest Expense. Non-interest expense was $19.5 million for the three months ended September 30, 2011, an increase of $1.8 million, or 10.4%, from $17.7 million for the three months ended September 30, 2010. The increase was primarily due to the growth of the Company over the past year, which included the opening of a new branch in January 2011, an increase in stock based compensation expense, employee benefits expense and other real estate owned/foreclosure expense. Salaries and benefits increased $1.0 million due to a new branch, employee salary increases as of January 1, 2011 and increases in stock based compensation, payroll taxes and employee medical and retirement costs. Other real estate owned/foreclosure expense increased $0.4 million and other operating expense increased $0.2 million. These increases were partially offset by a $0.2 million decrease in FDIC assessments during the three months ended September 30, 2011 from the comparable prior year period. The efficiency ratio was 48.3% for the three months ended September 30, 2011 compared to 46.0% for the three months ended September 30, 2010.

Income before Income Taxes.  Income before the provision for income taxes increased $1.8 million, or 11.6%, to $16.9 million for the three months ended September 30, 2011 from $15.2 million for the three months ended September 30, 2010 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $6.2 million to $6.8 million for the three months ended September 30, 2011 from $0.5 million for the three months ended September 30, 2010. The effective tax rate was 39.8% and 3.5% for the three months ended September 30, 2011 and 2010, respectively. The three months ended September 30, 2010 included a net tax benefit of $5.5 million, due to a legislative change in the New York State and City tax bad debt deduction. Excluding this net tax benefit, income tax expense and the effective tax rate would have been $6.0 million and 39.8%, respectively, for the three months ended September 30, 2010.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

General. Net income for the nine months ended September 30, 2011 was $27.2 million, a decrease of $3.1 million, or 10.3%, compared to $30.3 million for the nine months ended September 30, 2010. Diluted earnings per common share were $0.88 for the nine months ended September 30, 2011, a decrease of $0.12, or 12.0%, from $1.00 for the nine months ended September 30, 2010. The nine months ended September 30, 2010 included a net tax benefit of $5.5 million, or $0.18 per diluted common share, due to a legislative change in the New York State and City tax bad debt deduction. Excluding this net tax benefit, net income and diluted earnings per common share would have increased $2.4 million and $0.06, respectively.

Return on average equity was 9.1% for the nine months ended September 30, 2011 compared to 10.9% for the nine months ended September 30, 2010.  Return on average assets was 0.8% for the nine months ended September 30, 2011 compared to 1.0% for the nine months ended September 30, 2010. Excluding the net tax benefit discussed previously return on average equity and return on average assets would have been 8.9% and 0.8%, respectively, for the nine months ended September 30, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Income.  Total interest and dividend income decreased $3.2 million, or 1.8%, to $169.9 million for the nine months ended September 30, 2011 from $173.0 million for the nine months ended September 30, 2010. The decrease in interest income was attributable to a 27 basis point decline in the yield of interest-earning assets to 5.52% for the nine months ended September 30, 2011 from 5.79% in the comparable prior year period. The decrease in the yield was partially offset by a $114.7 million increase in the average balance of interest-earning assets to $4,101.2 million for the nine months ended September 30, 2011 from $3,986.6 million for the comparable prior year period. The 27 basis point decline in the yield of interest-earning assets was primarily due to a 15 basis point reduction in the yield of the loan portfolio to 5.98% for the nine months ended September 30, 2011 from 6.13% for the nine months ended September 30, 2010, combined with a 34 basis point decline in the yield on total securities to 4.14% for the nine months ended September 30, 2011 from 4.48% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $124.7 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the nine months ended September 30, 2011, both of which have a lower yield than the yield of total interest-earning assets. The 15 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations. The 34 basis point decrease in the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 13 basis points to 6.06% for the nine months ended September 30, 2011 from 6.19% for the nine months ended September 30, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 16 basis points to 5.98% for the nine months ended September 30, 2011 from 6.14% for the nine months ended September 30, 2010.

Interest Expense.  Interest expense decreased $11.4 million, or 16.2%, to $58.8 million for the nine months ended September 30, 2011 from $70.2 million for the nine months ended September 30, 2010. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 45 basis points to 2.07% for the nine months ended September 30, 2011 from 2.52% for the comparable prior year period. This decrease was partially offset with a $68.6 million increase in the average balance of interest-bearing liabilities to $3,787.2 million for the nine months ended September 30, 2011 from $3,718.6 million for the comparable prior year period.  The 45 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Banks reducing the rates they pay on their deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 50 basis points, 47 basis points, 22 basis points and 33 basis points, respectively, for the nine months ended September 30, 2011 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 34 basis points to 1.61% for the nine months ended September 30, 2011 from 1.95% for the nine months ended September 30, 2010. The cost of borrowed funds decreased 19 basis points to 4.20% for the nine months ended September 30, 2011 from 4.39% for the nine months ended September 30, 2010 with the average balance decreasing $204.2 million to $693.3 million for the nine months ended September 30, 2011 from $897.5 million for the nine months ended September 30, 2010.

Net Interest Income.  For the nine months ended September 30, 2011, net interest income was $111.1 million, an increase of $8.2 million, or 8.0%, from $102.8 million for the nine months ended September 30, 2010. The increase in net interest income was attributable to an increase in the average balance of interest-earning assets of $114.7 million to $4,101.2 million for the nine months ended September 30, 2011, combined with an increase in the net interest spread of 18 basis points to 3.45% for the nine months ended September 30, 2011 from 3.27% for the nine months ended September 30, 2010. The yield on interest-earning assets decreased 27 basis points to 5.52% for the nine months ended September 30, 2011 from 5.79% for the nine months ended September 30, 2010. However, this was more than offset by a decline in the cost of funds of 45 basis points to 2.07% for the nine months ended September 30, 2011 from 2.52% for the comparable prior year period. The net interest margin improved 17 basis points to 3.61% for the nine months ended September 30, 2011 from 3.44% for the nine months ended September 30, 2010. Excluding prepayment penalty income, the net interest margin would have increased 15 basis points to 3.55% for the nine months ended September 30, 2011 from 3.40% for the nine months ended September 30, 2010.

Provision for Loan Losses.  A provision for loan losses of $15.0 million was recorded for the nine months ended September 30, 2011, which was the same as that recorded in the nine months ended September 30, 2010. During the nine months ended September 30, 2011, non-performing loans increased $4.3 million to $116.4 million from $112.1 million at December 31, 2010. Net charge-offs for the nine months ended September 30, 2011 totaled $13.1 million. Non-performing loans primarily consists of mortgage loans collateralized by residential income producing properties located in the New York City metropolitan market that continue to show low vacancy rates, thereby

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

retaining more of their value. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 61.7% at September 30, 2011. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in this segment of the loan portfolio that constitutes the majority of our non-performing loans. The Savings Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties and the charge-offs recorded in 2011, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $15.0 million provision for possible loan losses for the nine months ended September 30, 2011. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the nine months ended September 30, 2011 was $7.3 million, an increase of $1.1 million from $6.2 million for the nine months ended September 30, 2010.  The increase in non-interest income was primarily due to a $1.4 million increase in net gains recorded from fair value adjustments and a $0.5 million increase in net gains on the sale of loans for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. These increases were partially offset by a $0.6 million decrease in other income and a $0.3 million decline in dividends received from the FHLB-NY during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Non-Interest Expense. Non-interest expense was $58.4 million for the nine months ended September 30, 2011, an increase of $5.2 million, or 9.7%, from $53.2 million for the nine months ended September 30, 2010. The increase was primarily due to the growth of the Company over the past year, which included the opening of a new branch in January 2011, an increase in stock based compensation expense and an increase in other real estate owned/foreclosure expense. Salaries and benefits increased $3.3 million due to a new branch, employee salary increases as of January 1, 2011 and increases in stock based compensation, payroll taxes and employee medical and retirement costs. Other real estate owned/foreclosure expense increased $0.9 million and other operating expense increased $0.8 million. The efficiency ratio was 49.2% for the nine months ended September 30, 2011 compared to 48.0% for the nine months ended September 30, 2010.

Income before Income Taxes. Income before the provision for income taxes increased $4.1 million, or 10.1%, to $45.0 million for the nine months ended September 30, 2011 from $40.8 million for the nine months ended September 30, 2010 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense increased $7.2 million to $17.8 million for the nine months ended September 30, 2011  compared to $10.6 million for the nine months ended September 30, 2010.  The effective tax rate was 39.6% and 25.9% for the nine months ended September 30, 2011 and 2010, respectively. The nine months ended September 30, 2010 included a net tax benefit of $5.5 million, due to a legislative change in the New York State and City tax bad debt deduction. Excluding this net tax benefit, income tax expense and the effective tax rate would have been $16.0 million and 39.3%, respectively, for the nine months ended September 30, 2010.

FINANCIAL CONDITION

Assets.  Total assets at September 30, 2011 were $4,303.5 million, a decrease of $21.2 million, or 0.5% from $4,324.7 million at December 31, 2010. Total loans, net decreased $49.2 million, or 1.5%, during the nine months ended September 30, 2011 to $3,199.5 million from $3,248.6 million at December 31, 2010. Loan originations and purchases were $283.3 million for the nine months ended September 30, 2011, a decrease of $37.3 million from $320.6 million for the nine months ended September 30, 2010. The decline in originations was attributable to the current economic environment and the shifting of our focus to multi-family properties and deemphasizing non-owner occupied commercial real estate and construction lending. However, loan applications in process increased to $214.4 million at September 30, 2011 compared to $197.4 million at June 30, 2011 and $142.2 million at December 31, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated. The table includes loan purchases of $0.7 million for the three months ended September 30, 2010 and $14.5 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively.  There were no loan purchases for the three months ended September 30, 2011.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010
Multi-family residential	$61,038	$38,631	$161,518	$127,406
Commercial real estate	4,050	6,015	7,062	33,367
One-to-four family – mixed-use property	5,907	7,657	18,552	22,459
One-to-four family – residential	8,362	8,379	15,571	29,293
Co-operative apartments	-	-	-	407
Construction	80	2,231	1,283	6,211
Small Business Administration	332	1,378	3,170	3,831
Taxi Medallion	-	4,075	26,234	52,852
Commercial business and other	26,158	11,344	49,875	44,749
Total	$105,927	$79,710	$283,265	$320,575

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the third quarter of 2011 had an average loan-to-value ratio of 42.8% and an average debt coverage ratio of 237%.

The Savings Bank’s non-performing assets totaled $123.1 million at September 30, 2011, an increase of $4.3 million from $118.8 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 2.86% at September 30, 2011 compared to 2.75% at December 31, 2010. The ratio of allowance for loan losses to total non-performing loans was 25.4% at September 30, 2011 compared to 25.7% at December 31, 2010.  See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the nine months ended September 30, 2011, mortgage-backed securities increased $30.4 million, or 4.0%, to $784.5 million from $754.1 million at December 31, 2010. The increase in mortgage-backed securities during the nine months ended September 30, 2011 was primarily due to purchases of $105.7 million and the $23.7 million improvement in fair value. These increases were partially offset by principal repayments of $95.6 million and $1.6 million in OTTI charges. During the nine months ended September 30, 2011, other securities decreased $2.9 million, or 5.9%, to $47.2 million from $50.1 million at December 31, 2010. Other securities primarily consists of securities issued by government agencies and mutual or bond funds that invest in government and government agency securities.  During the nine months ended September 30, 2011, there were $16.9 million in purchases offset by maturities of $7.5 million, calls of $8.0 million and a reduction in the fair value of $3.9 million.

Liabilities.  Total liabilities were $3,884.5 million at September 30, 2011, a decrease of $50.2 million, or 1.3%, from $3,934.7 million at December 31, 2010. During the nine months ended September 30, 2011, due to depositors decreased $46.5 million, or 1.5%, to $3,116.8 million, as a result of a $75.9 million decrease in core deposits partially offset by a $29.4 million increase in certificates of deposit. Borrowed funds decreased $10.0 million during the nine months ended September 30, 2011.

Equity. Total stockholders’ equity increased $28.9 million, or 7.4%, to $419.0 million at September 30, 2011 from $390.0 million at December 31, 2010. Stockholders’ equity was increased by net income of $27.2 million for the nine months ended September 30, 2011, an increase in other comprehensive income of $12.2 million primarily due to an increase in the fair value of the securities portfolio, the net issuance of 266,755 common shares during the nine months ended September 30, 2011 upon vesting of restricted stock awards, the exercise of stock options and the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $12.0 million and the purchase of 362,050 treasury shares at a cost of $4.1 million. Book value per common share was $13.45 at September 30, 2011 compared to $12.48 at December 31, 2010.

During the three months ended September 30, 2001, the Company completed its previously outstanding stock repurchase program by repurchasing 362,050 shares of the Company’s common stock at an average cost of $11.41 per share. On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of its common stock. At September 30, 2011, 1,000,000 shares remain to be repurchased under the current stock repurchase program.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cash flow.  During the nine months ended September 30, 2011, funds provided by the Company's operating activities amounted to $39.5 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the nine months ended September 30, 2011, due to a reduction in the level of loan originations, the net total of loan originations and purchases less loan repayments and sales was a $29.9 million inflow of cash. During the nine months ended September 30, 2011, the Company had $121.6 million in purchases of securities available for sale.  During the nine months ended September 30, 2011, additional funds were provided by $111.5 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  These increases funded a $47.4 million decrease in customer deposits. The Company also used funds of $12.0 million and $4.1 million for dividend payments and purchases of treasury stock, respectively, during the nine months ended September 30, 2011.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2011.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At September 30, 2011, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2011:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-3.51%	31.30%	14.75%
-100 Basis points	0.26	16.76	13.43
Base interest rate	0.00	0.00	11.86
+100 Basis points	-3.24	-13.95	10.57
+200 Basis points	-6.35	-27.38	9.23

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2011 and 2010 and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended September 30,
	2011				2010
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,923,686	$44,082	6.03%		$2,965,095	$46,075	6.22%
Other loans, net (1)	281,941	3,685	5.23		292,726	4,023	5.50
Total loans, net	3,205,627	47,767	5.96		3,257,821	50,098	6.15
Mortgage-backed securities	777,186	8,036	4.14		693,652	7,783	4.49
Other securities	59,868	491	3.28		46,026	379	3.29
Total securities	837,054	8,527	4.07		739,678	8,162	4.41
Interest-earning deposits and
federal funds sold	74,388	35	0.19		31,513	11	0.14
Total interest-earning assets	4,117,069	56,329	5.47		4,029,012	58,271	5.79
Other assets	223,280				214,416
Total assets	$4,340,349				$4,243,428

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$368,026	560	0.61		$411,546	853	0.83
NOW accounts	833,403	1,600	0.77		746,183	1,957	1.05
Money market accounts	239,270	309	0.52		392,715	947	0.96
Certificate of deposit accounts	1,589,433	9,783	2.46		1,348,782	9,543	2.83
Total due to depositors	3,030,132	12,252	1.62		2,899,226	13,300	1.83
Mortgagors' escrow accounts	33,358	14	0.17		34,360	15	0.17
Total deposits	3,063,490	12,266	1.60		2,933,586	13,315	1.82
Borrowed funds	726,736	6,962	3.83		815,228	9,095	4.46
Total interest-bearing liabilities	3,790,226	19,228	2.03		3,748,814	22,410	2.39
Non interest-bearing deposits	110,800				88,055
Other liabilities	30,664				26,348
Total liabilities	3,931,690				3,863,217
Equity	408,659				380,211
Total liabilities and equity	$4,340,349				$4,243,428

Net interest income /
net interest rate spread		$37,101	3.44%			$35,861	3.40%

Net interest-earning assets /
net interest margin	$326,843		3.60%		$280,198		3.56%

Ratio of interest-earning assets to
interest-bearing liabilities			1.09	X			1.07	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges and prepayment penalties) of approximately $0.4 million for each of the three months ended September 30, 2011 and 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010 and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the nine months ended September 30,
	2011				2010
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,932,399	$133,326	6.06%		$2,955,810	$137,250	6.19%
Other loans, net (1)	292,502	11,252	5.13		279,138	11,525	5.51
Total loans, net	3,224,901	144,578	5.98		3,234,948	148,775	6.13
Mortgage-backed securities	752,362	23,740	4.21		661,627	22,733	4.58
Other securities	59,524	1,447	3.24		58,419	1,477	3.37
Total securities	811,886	25,187	4.14		720,046	24,210	4.48
Interest-earning deposits and
federal funds sold	64,446	89	0.18		31,566	33	0.14
Total interest-earning assets	4,101,233	169,854	5.52		3,986,560	173,018	5.79
Other assets	217,902				215,912
Total assets	$4,319,135				$4,202,472

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$373,676	1,732	0.62		$417,528	2,643	0.84
NOW accounts	823,074	5,100	0.83		649,022	5,642	1.16
Money market accounts	300,956	1,118	0.50		399,535	2,905	0.97
Certificate of deposit accounts	1,557,212	28,966	2.48		1,316,394	29,408	2.98
Total due to depositors	3,054,918	36,916	1.61		2,782,479	40,598	1.95
Mortgagors' escrow accounts	38,958	38	0.13		38,546	43	0.15
Total deposits	3,093,876	36,954	1.59		2,821,025	40,641	1.92
Borrowed funds	693,292	21,849	4.20		897,529	29,571	4.39
Total interest-bearing liabilities	3,787,168	58,803	2.07		3,718,554	70,212	2.52
Non interest-bearing deposits	105,405				86,300
Other liabilities	27,664				26,880
Total liabilities	3,920,237				3,831,734
Equity	398,898				370,738
Total liabilities and equity	$4,319,135				$4,202,472

Net interest income /
net interest rate spread		$111,051	3.45%			$102,806	3.27%

Net interest-earning assets /
net interest margin	$314,065		3.61%		$268,006		3.44%

Ratio of interest-earning assets to
interest-bearing liabilities			1.08	X			1.07	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges and prepayment penalties) of approximately $1.2 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	For the nine months ended September 30,
(In thousands)	2011	2010

Mortgage Loans

At beginning of period	$2,966,890	$2,943,213

Mortgage loans originated:
Multi-family residential	161,518	127,406
Commercial real estate	7,062	33,367
One-to-four family – mixed-use property	18,552	22,459
One-to-four family – residential	15,571	29,293
Co-operative apartments	-	407
Construction	1,283	6,211
Total mortgage loans originated	203,986	219,143

Less:
Principal and other reductions	231,741	180,970
Sales	14,976	6,493

At end of period	$2,924,159	$2,974,893

Commercial Business and Other Loans

At beginning of period	$292,936	$260,160

Other loans originated:
Small business administration	3,170	3,831
Taxi Medallion	46,229	45,154
Commercial business	11,779	40,525
Other	3,646	4,224
Total other loans originated	64,824	93,734

Other loans purchased:
Taxi Medallion	14,455	7,698
Total other loans purchased	14,455	7,698

Less:
Principal and other reductions	78,620	68,574
Sales and loans transferred to available for sale	4,005	-

At end of period	$289,590	$293,018

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2011	2011	2010
Multi-family residential	$9,701	$9,711	$11,242
Commercial real estate	2,424	2,430	2,448
One-to-four family - mixed-use property	797	800	206
Construction loans	8,508	23,431	-
Commercial business and other	2,000	2,000	-

Total performing troubled debt restructured	$23,430	$38,372	$13,896

During the three months ended September 30, 2011, one construction loan for $11.5 million, which was a performing TDR at June 30, 2011, was reclassified to non-accrual status as it was no longer performing in accordance with its modified terms. In addition, payments of $3.5 million were received on performing TDR.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	September 30,	June 30,	December 31,
(In thousands)	2011	2011	2010
Loans 90 days or more past due
and still accruing:
Multi-family residential	$-	$-	$103
Commercial real estate	423	330	3,328
Construction loans	5,245	775	-
Commercial business and other	-	-	6
Total	5,668	1,105	3,437

Non-accrual loans:
Multi-family residential	27,846	35,540	35,633
Commercial real estate	21,062	23,918	22,806
One-to-four family - mixed-use property	29,890	28,968	30,478
One-to-four family - residential	10,673	10,186	10,695
Co-operative apartments	152	133	-
Construction loans	14,331	2,665	4,465
Small business administration	613	803	1,159
Commercial business and other	6,122	6,727	3,419
Total	110,689	108,940	108,655

Total non-performing loans	116,357	110,045	112,092

Other non-performing assets:
Real estate acquired through foreclosure	4,250	1,828	1,588
Investment securities	2,538	3,654	5,134
Total	6,788	5,482	6,722

Total non-performing assets	$123,145	$115,527	$118,814

Included in non-accrual loans at September 30, 2011 were seven loans totaling $17.5 million which were restructured as TDR which were not performing in accordance with their restructured terms. Included in non-accrual loans at June 30, 2011 were six loans totaling $6.1 million which were restructured as TDR which were not performing in accordance with their restructured terms. Included in non-accrual loans at December 31, 2010 were five loans totaling $3.2 million which were restructured as TDR which were not performing in accordance with their restructured terms.

The Savings Bank’s non-performing assets totaled $123.1 million at September 30, 2011, an increase of $7.6 million from $115.5 million at June 30, 2011 and an increase of $4.3 million from $118.8 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 2.86% at September 30, 2011 compared to 2.67% at June 30, 2011 and 2.75% at December 31, 2010. The ratio of allowance for loan losses to total non-performing loans was 25% at September 30, 2011; 27% at June 30, 2011 and 25% at December 31, 2010.

The Savings Bank’s non-performing loans totaled $116.4 million at September 30, 2011, an increase of $6.4 million from $110.0 million at June 30, 2011 and an increase of $4.3 million from $112.1 million at December 31, 2010. During the three months ended September 30, 2011, 40 loans totaling $30.3 million were added to non-performing loans, 18 loans totaling $7.3 million were returned to performing status, seven loans totaling $1.7 million were paid in full, 18 loans totaling $7.4 million were sold, eight loans totaling $2.5 million were transferred to other real estate owned and charge-offs of $5.0 million were recorded on non-performing loans. Included in the additions to non-performing loans was one construction loan for $11.5 million, which was a performing TDR at June 30, 2011, as it was no longer performing in accordance with its modified terms. While construction on this project is complete, there have been delays in obtaining the certificate of occupancy. We anticipate the borrower obtaining the certificate of occupancy and accepting contracts on the units in the near term. The project is comprised of two-family homes, with sufficient collateral value to repay the loan. Also included in additions to non-performing loans were two construction loans totaling $5.2 million which are 90 days past maturity but continuing to make payments. These two loans are to the same borrower. Construction on these multi-family properties is complete and the certificate of occupancy has been obtained on one building. This building is currently occupied and produces sufficient cash flow to make the payments on both loans.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At September 30, 2011, these investment securities had a combined amortized cost and market value of $8.3 million and $2.5 million, respectively.

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	September 30, 2011		December 31, 2010
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$3,558	$15,201	$3,717	$23,936
Commercial real estate	5,215	10,911	2,181	17,167
One-to-four family - mixed-use property	2,170	24,616	6,376	19,596
One-to-four family - residential	1,141	2,732	1,046	4,959
Construction loans	108	2,494	5,485	2,900
Small Business Administration	-	112	991	418
Commercial business and other	2,150	1,928	3	4,534
Total delinquent loans	$14,342	$57,994	$19,799	$73,510

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $314.8 million at September 30, 2011, a decrease of $8.9 million from $323.7 million at December 31, 2010.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at September 30, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$14,894	$43,362	$-	$-	$58,256
Commercial real estate	13,381	45,946	-	-	59,327
One-to-four family - mixed-use property	17,842	34,016	-	-	51,858
One-to-four family - residential	3,410	11,590	-	-	15,000
Co-operative apartments	-	152	-	-	152
Construction loans	2,570	32,053	-	-	34,623
Small Business Administration	768	221	289	-	1,278
Commercial business and other	14,556	15,810	1,238	-	31,604
Total loans	67,421	183,150	1,527	-	252,098

Investment Securities: (1)
Pooled trust preferred securities	-	15,210	-	-	15,210
Private issue CMO	-	43,244	-	-	43,244
Total investment securities	-	58,454	-	-	58,454

Other Real Estate Owned	-	4,250	-	-	4,250
Total	$67,421	$245,854	$1,527	$-	$314,802

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	72,705	173,808	1,238	-	247,751

Investment Securities: (1)
Pooled trust preferred securities	-	16,457	-	-	16,457
Mutual funds	-	4,082	-	-	4,082
Private issue CMO	-	53,790	-	-	53,790
Total investment securities	-	74,329	-	-	74,329

Other Real Estate Owned	-	1,588	-	-	1,588
Total	$72,705	$249,725	$1,238	$-	$323,668

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $43.3 million and $65.0 million at September 30, 2011 and December 31, 2010, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.6 million at December 31, 2010.  In addition, Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at September 30, 2011 and December 31, 2010.

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

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of 20 investment securities that are held at the Savings Bank as Substandard at September 30, 2011. Our classified investment securities at September 30, 2011 held by the Savings Bank include 16 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at September 30, 2011 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through September 30, 2011, these securities, with the exception of two of the pooled trust preferred securities and five private issue CMOs, continued to pay interest and principal as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual and classified loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We incurred total net charge-offs of $4.8 million and $3.5 million during the three months ended September 30, 2011 and 2010, respectively, and $13.1 million and $7.9 million during the nine months ended September 30, 2011 and 2010, respectively. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an elevated level of non-performing loans, which totaled $116.4 million at September 30, 2011 and $112.1 million at December 31, 2010. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At September 30, 2011, the average outstanding principal balance of our non-performing loans was 61.7% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $5.0 million was recorded for each of the three month periods ended September 30, 2011 and 2010 and of $15.0 million for each of the nine month periods ended September 30, 2011 and 2010.

We review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed based on updated cash flows for income producing properties and, at times, an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is charged-off. We do not allocate additional reserves to loans which have written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

TDR are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $3.8 million and $15.9 million at September 30, 2011 and December 31, 2010, respectively.

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. In the second quarter of 2011, the historical loss period used for this allocation was reduced to three years as there was sufficient data to make the experience factors from this period relevant and meaningful. In addition, a portion of the allowance is allocated based on current economic conditions, trends in delinquency and classified loans and concentrations in the loan portfolio. Based on these reviews, management concluded the general portion of the allowance should be $25.8 million and $11.8 million at September 30, 2011 and December 31, 2010, respectively, resulting in a total allowance of $29.6 million and $27.7 million at September 30, 2011 and December 31, 2010, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at September 30, 2011, the allowance was sufficient to absorb losses inherent in our loan portfolio.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$27,699	$20,324

Provision for loan losses	15,000	15,000

Loans charged-off:
Multi-family residential	(4,093)	(4,069)
Commercial real estate	(4,194)	(1,180)
One-to-four family – mixed-use property	(1,401)	(1,661)
One-to-four family – residential	(1,991)	(115)
Construction	(703)	(862)
Small Business Administration	(628)	(516)
Commercial business and other	(524)	(448)
Total loans charged-off	(13,534)	(8,851)

Recoveries:
Multi-family residential	109	27
Commercial real estate	123	42
One-to-four family – mixed-use property	113	78
One-to-four family – residential	63	-
Small Business Administration	20	171
Commercial business and other	10	611
Total recoveries	438	929

Net charge-offs	(13,096)	(7,922)
Balance at end of period	$29,603	$27,402

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.54%	0.33%
Ratio of allowance for loan losses to gross loans at end of period	0.92%	0.84%
Ratio of allowance for loan losses to non-performing
assets at end of period	24.04%	21.92%
Ratio of allowance for loan losses to non-performing
loans at end of period	25.44%	22.95%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2011:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2011	-	$-	-	362,050
August 1 to August 31, 2011	362,050	11.41	362,050	-
September 1 to September 30, 2011	-	-	-	1,000,000
Total	362,050	$-	362,050

During the three months ended September 30, 2011, the Company completed the common stock repurchase program that was approved by the Company’s Board of Directors on August 17, 2004. On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of its common stock.  The repurchase program does not have an expiration date or a maximum dollar amount that may be paid to repurchase the common shares.  Stock repurchases under this program will be made from time to time, on the open market or in privately negotiated transactions, at the discretion of the management of the Company.

ITEM 4.     RESERVED

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (5)
10.1	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (filed herwith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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
(5) Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: November 9, 2011                                                    By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: November 9, 2011                                                    By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.4	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.5	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation, and Computershare Trust Company N.A., as Rights Agent (5)
10.1	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (filed herewith)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (filed herwith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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
(5) Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.