Form 10-K
period 2011-12-31
FLUSHING FINANCIAL CORP
filed 2012-03-15
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.          Yes   X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes   X     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X  Yes          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     .     X  Yes    ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Non-accelerated filer____	Accelerated filer X Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes   X     No

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $388,226,000.  This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $13.00.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2012 was 31,001,218 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012 are incorporated herein by reference in Part III.

i

The FDIC’s Recently Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	53
We May Experience Increased Delays in Foreclosure Proceedings	54
We May Need to Recognize Other-Than-Temporary Impairment Charges in the Future	54
The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations	54
We May Not Pay Dividends on Our Common Stock.	55
Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital	55
We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets	55
Item 1B. Unresolved Staff Comments	55
Item 2. Properties	55
Item 3. Legal Proceedings	55
Item 4. Mine Safety Disclosures	55

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56
Stock Performance Graph	58
Item 6. Selected Financial Data	59
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
General	61
Overview	62
Management Strategy	62
Trends and Contingencies	65
Interest Rate Sensitivity Analysis	68
Interests Rate Risk	70
Analysis of Net Interest Income	70
Rate/Volume Analysis	72
Comparison of Operating Results for the Years Ended December 31, 2011 and 2010	72
Comparison of Operating Results for the Years Ended December 31, 2010 and 2009	74
Liquidity, Regulatory Capital and Capital Resources	76
Participation in the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program	78
Common Stock Offering	78
Redemption of Preferred Stock	78
Critical Accounting Policies	78
Contractual Obligations	80
New Authoritative Accounting Pronouncements	81
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	82
Item 8. Financial Statements and Supplementary Data	83
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	143
Item 9A. Controls and Procedures	143
Item 9B. Other Information	143

PART III
Item 10. Directors, Executive Officers and Corporate Governance	144
Item 11. Executive Compensation	144

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Savings Bank and the Savings Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community savings bank.  Therefore, segment information is not provided. At December 31, 2011, the Company had total assets of $4.3 billion, deposits of $3.1 billion and stockholders’ equity of $416.9 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2011, we had gross loans outstanding of $3,214.0 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $2,939.0 million, or 91.4% of gross loans, and non-mortgage loans totaling $275.0 million, or 8.6% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which combined totaled 82.9% of gross loans.   Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio.  Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency (“OCC”) and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”),. Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Banks are members of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, unemployment has remained at elevated levels of 8.8% and 8.6% in December 2011 and 2010, respectively, for the New York City region, according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This deterioration in the economy has resulted in the balance of our non-performing loans remaining at an elevated level. Non-performing loans totaled $117.4 million, $112.1 million and $83.4 million at December 31, 2011, 2010 and 2009, respectively. While non-performing loans have remained elevated, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. Net charge-offs of impaired loans have increased to $18.9 million for the year ended December 31, 2011 from $13.6 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively. In response to the economic conditions in our market and the increase in non-performing loans, we began tightening our conservative underwriting standards in 2008 to reduce the risk associated with lending.

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

The economic conditions we have experienced since December 2007 have also resulted in a reduction in loan demand. Combining the reduced demand with our tightened underwriting standards, our loan originations and purchases for 2011 declined to $411.2 million from $757.1 million in 2007.

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

During 2006, the Savings Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2011, the business banking unit had $251.9 million in loans outstanding and $68.7 million of customer deposits.

On November 27, 2006, the Savings Bank launched an internet branch, iGObanking.com®, which provides us access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications. As of December 31, 2011, the internet branch had $470.6 million of customer deposits.

During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank is not considered an eligible bank or trust company for this purpose.  The Commercial Bank does not originate loans.  As of December 31, 2011, Flushing Commercial Bank had $591.0 million of customer deposits.

On December 19, 2008, under the Troubled Asset Relief Program (“TARP”), we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier 1 Capital under the risk-based capital guidelines of the Office of Thrift Supervision (“OTS”) (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of our common stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of common stock underlying the Warrant was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

Market Area and Competition

We are a community oriented savings institution offering a wide variety of financial services to meet the needs of the communities we serve.  The Savings Bank’s main office is in Flushing, New York, located in the Borough of Queens, and the Commercial Bank’s main office is in New Hyde Park, New York.  At December 31, 2011, the Savings Bank operated out of 16 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York, and the Commercial Bank operated out of three offices, one in Brooklyn and two in Nassau County, New York, it shares with the Savings Bank. In January 2012, the Savings Bank opened its seventeenth full-service office, which is located in Brooklyn. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with over 104 banks and thrifts in the counties in which we have branch locations. Our market share of deposits in these counties is approximately 0.5% of the total deposits of these competing financial institutions, and we are the 19th largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, we also offer SBA loans, other small business loans and consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2011, we had gross loans outstanding of $3,214.0 million (before the allowance for loan losses and net deferred costs).

Since 2009 we have focused our mortgage loan origination efforts on multi-family residential mortgage loans. In prior years we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. The reduced emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans since 2009 was due to the increased level of risk in these types of loans in the current economic environment. We expect to continue this reduced emphasis on the origination of commercial real estate and one-to-four family mixed-use property mortgage loans, and construction loans, in the near term.

Fully underwritten one-to-four family residential mortgage loans generally are considered by the banking industry to have less risk than other types of loans. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans generally have higher yields than one-to-four family residential property mortgage loans and shorter terms to maturity, but typically involve higher principal amounts and may expose the lender to a greater risk of credit loss than one-to-four family residential property mortgage loans. Our increased emphasis on multi-family residential mortgage loans since 2009, and on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans during years prior to 2009, has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio. As a result of this ongoing review, we reduced our reliance on commercial real estate and one-to-four family mixed-use property mortgage loans during the most recent two years, and tightened our conservative underwriting standards to further reduce the risk associated with lending. See “General – Overview” in this Item 1 of this Annual Report. To date, we have not experienced significant losses in our multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loan portfolios.

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

Prior to 2007, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined.  We have continued to deemphasize construction loans throughout the past four years as we further reduced originations and reduced the balance of our construction loan portfolio.  We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.  In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

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

Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,391,221	43.28%	$1,252,176	38.41%	$1,158,700	36.16%	$999,185	33.80%	$964,455	35.79%
Commercial real estate	580,783	18.07	662,794	20.33	686,210	21.42	686,630	23.24	586,598	21.77
One-to-four family - mixed-use property	693,932	21.59	728,810	22.36	744,560	23.24	751,952	25.45	686,921	25.49
One-to-four family - residential (1)	220,431	6.86	241,376	7.40	249,920	7.81	238,711	8.09	161,666	6.01
Co-operative apartment (2)	5,505	0.17	6,215	0.19	6,553	0.20	6,566	0.22	7,070	0.26
Construction	47,140	1.47	75,519	2.32	97,270	3.04	103,626	3.51	119,745	4.44

Gross mortgage loans	2,939,012	91.44	2,966,890	91.01	2,943,213	91.87	2,786,670	94.31	2,526,455	93.76

Non-mortgage loans:
Small Business Administration	14,039	0.44	17,511	0.54	17,496	0.55	19,671	0.67	18,922	0.70
Taxi medallion	54,328	1.69	88,264	2.71	61,424	1.92	12,979	0.44	68,250	2.53
Commercial business and other	206,614	6.43	187,161	5.74	181,240	5.66	135,249	4.58	81,041	3.01

Gross non-mortgage loans	274,981	8.56	292,936	8.99	260,160	8.13	167,899	5.69	168,213	6.24

Gross loans	3,213,993	100.00%	3,259,826	100.00%	3,203,373	100.00%	2,954,569	100.00%	2,694,668	100.00%

Unearned loan fees and deferred costs, net	14,888		16,503		17,110		17,121		14,083

Less: Allowance for loan losses	(30,344)		(27,699)		(20,324)		(11,028)		(6,633)
Loans, net	$3,198,537		$3,248,630		$3,200,159		$2,960,662		$2,702,118

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans.  At December 31, 2011, gross home equity loans totaled $70.2 million and condominium loans totaled $28.5 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2011	2010	2009

Mortgage Loans

At beginning of year	$2,966,890	$2,943,213	$2,786,670

Mortgage loans originated:
Multi-family residential	249,010	171,238	212,274
Commercial real estate	7,070	33,697	32,557
One-to-four family mixed-use property	23,754	29,415	33,053
One-to-four family residential	24,075	34,694	54,669
Co-operative apartment	-	407	534
Construction	1,723	10,493	18,263
Total mortgage loans originated	305,632	279,944	351,350

Mortgage loans purchased:
Commercial real estate	-	-	2,917

Total mortgage loans purchased	-	-	2,917

Less:
Principal reductions	284,327	229,951	183,712
Mortgage loan sales	24,832	8,755	6,233
Charge-offs	17,845	13,170	5,359
Mortgage loan foreclosures	6,506	4,391	2,420

At end of year	$2,939,012	$2,966,890	$2,943,213

Non-mortgage loans

At beginning of year	$292,936	$260,160	$167,899

Loans originated:
Small Business Administration	3,528	3,869	4,457
Taxi Medallion	11,779	59,551	20,702
Commercial business	66,352	52,505	76,161
Other	4,859	5,991	4,656
Total other loans originated	86,518	121,916	105,976

Non-mortgage loans purchased:
Taxi Medallion	19,053	14,675	40,347

Less:
Sales of Small Business Administration loans	4,104	-	2,005
Principal reductions	118,032	102,617	47,237
Charge-offs	1,390	1,198	4,820

At end of year	$274,981	$292,936	$260,160

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2011.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
(In thousands)	Multi-family residential	Commercial real estate	One-to-four family mixed-use property	One-to-four family residential	Co-operative apartment	Construction	Small Business Administration	Taxi Medallion	Commercial business and other	Total loans

Amounts due within one year	$120,814	$94,882	$31,696	$5,640	$310	$47,140	$4,294	$32,251	$59,338	$396,365
Amounts due after one year:
One to two years	101,990	70,740	32,189	5,489	215	-	2,745	17,245	14,741	245,354
Two to three years	95,801	68,904	32,345	5,363	211	-	1,496	3,656	13,359	221,135
Three to five years	180,297	118,404	64,969	10,714	443	-	1,860	1,176	26,546	404,409
Over five years	892,319	227,853	532,733	193,225	4,326	-	3,644	-	92,630	1,946,730
Total due after one year	1,270,407	485,901	662,236	214,791	5,195	-	9,745	22,077	147,276	2,817,628
Total amounts due	$1,391,221	$580,783	$693,932	$220,431	$5,505	$47,140	$14,039	$54,328	$206,614	$3,213,993

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$198,350	$56,428	$129,003	$60,920	$104	$-	$290	$20,048	$46,483	$511,626
Adjustable rate loans	1,072,057	429,473	533,233	153,871	5,091	-	9,455	2,029	100,793	2,306,002
Total loans due after one year	$1,270,407	$485,901	$662,236	$214,791	$5,195	$-	$9,745	$22,077	$147,276	$2,817,628

Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $1,391.2 million, or 43.28% of gross loans, at December 31, 2011. Our multi-family residential mortgage loans had an average principal balance of $566,000 at December 31, 2011, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $14.5 million.  We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment.  During 2008, we increased the required debt service coverage ratio for multi-family residential loans with ten units or less. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Savings Bank Board of Directors or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

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

At December 31, 2011, $1,167.3 million, or 83.91%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $218.8 million, $157.4 million and $183.8 million during 2011, 2010 and 2009, respectively.

At December 31, 2011, $223.9 million, or 16.09%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $30.2 million, $13.9 million and $28.5 million of fixed-rate multi-family mortgage loans in 2011, 2010 and 2009, respectively.

Commercial Real Estate Lending.  Loans secured by commercial real estate were $580.8 million, or 18.07% of gross loans, at December 31, 2011. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2011, our commercial real estate mortgage loans had an average principal balance of $678,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $10.7 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2011, $496.6 million, or 85.51%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate.  From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $2.1 million, $31.5 million and $76.0 million during 2011, 2010 and 2009, respectively.

At December 31, 2011, $84.1 million, or 14.49%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $5.0 million, $2.2 million and $3.2 million of fixed-rate commercial mortgage loans in 2011, 2010 and 2009, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties.  We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000.  Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $693.9 million, or 21.59% of gross loans, at December 31, 2011.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2011, $548.7 million, or 79.07%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Savings Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $17.6 million during 2011 and $23.7 million during 2010 and 2009.

At December 31, 2011, $145.3 million, or 20.93%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 30 years and are competitively priced based on market conditions and the Banks’ cost of funds. We originated and purchased $6.1 million, $5.8 million and $9.4 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2011, 2010 and 2009, respectively.

One-to-Four Family Mortgage Lending – Residential Properties.  We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $225.9 million, or 7.03% of gross loans, at December 31, 2011.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allows us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property and the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness.  This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2008, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income.  This was accomplished in two stages.  Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000.  Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We originated $7.3 million and $14.6 million of one-to-four family residential mortgage loans to self-employed individuals based on stated income and verifiable assets during 2010 and 2009, respectively. We did not originate any one-to-four family residential mortgage loans to self-employed individuals based on stated income and verifiable assets during 2011. We also extended $6.9 million in home equity lines of credit during 2009, with various levels of income verification. We did not extend any home equity lines of credit during 2011 and 2010 with various levels of income verification. We had $25.9 million and $28.8 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2011 and 2010, respectively. We had $58.5 million and $60.1 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2011 and 2010, respectively.

At December 31, 2011, $161.8 million, or 71.62%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $21.5 million, $19.1 million and $33.0 million during 2011, 2010 and 2009, respectively.

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

At December 31, 2011, $64.1 million, or 28.38%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $2.6 million, $16.0 million and $1.2 million in 15-year fixed-rate residential mortgages in 2011, 2010 and 2009, respectively. We did not originate or purchase any 30-year fixed-rate mortgages in 2011, 2010 and 2009.

 At December 31, 2011, home equity loans totaled $70.2 million, or 2.28%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years.  These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years.  The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units.  To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes.  All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans.  At December 31, 2011, construction loans totaled $47.1 million, or 1.47%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position.  We made advances on construction loans of $1.7 million, $10.5 million and $18.3 million during 2011, 2010 and 2009, respectively.

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

Small Business Administration Lending.  At December 31, 2011, SBA loans totaled $14.0 million, representing 0.44%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. Under The American Recovery and Reinvestment Act of 2009, the maximum loan guarantee to banks under the SBA 7a loan program was increased to 90% and the guarantee fee paid by the Savings Bank (up to 3.5% of guaranteed loan amount) has been waived. This program was extended to December 31, 2010 by the Small Business Jobs Act of 2010. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers.  Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages.  SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  We generally sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retain the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $3.5 million, $3.9 million and $4.5 million of SBA loans during 2011, 2010 and 2009, respectively.

Commercial Business and Other Lending. At December 31, 2011, commercial business and other loans totaled $260.9 million, or 8.12%, of gross loans. We originate other loans for business, personal, or household purposes. Business loans generally require the personal guarantees of the owners and are typically secured by the business assets of the borrower, including accounts receivable, inventory, equipment and real estate.  Included in commercial business loans are loans made to New York City taxi medallion owners. These loans, which totaled $54.3 million at December 31, 2011, are secured through liens on the taxi medallions.  We originate and purchase taxi medallion loans up to 80% of the value of the taxi medallion. We originated and purchased $102.0 million, $132.7 million and $141.9 million of commercial business loans during 2011, 2010 and 2009, respectively. Consumer loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years.

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

Loan Approval Procedures and Authority.  The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishes loan approval requirements for our various types of loan products.  Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”). For one-to-four family mortgage loans from $750,000 to $1.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer. The Loan Committee, the Executive Committee or the full Board of Directors also must approve one-to-four family mortgage loans in excess of $1.0 million. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President upon the recommendation of the appropriate Senior Vice President.  Such loans in excess of $2.5 million also require Loan Committee or Board approval. In accordance with our Business Credit Policy all business and SBA loans up to $1.0 million and commercial and industrial loans/professional mortgage loans up to $1.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1.0 million up to $2.0 million, and commercial and industrial loans/professional mortgage loans in excess of $1.5 million up to $2.5 million, must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires that the Loan Committee or the Savings Bank Board of Directors must approve all construction loans.  Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Savings Bank Board of Directors.

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

Loan Concentrations.  The maximum amount of credit that the Savings Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Savings Bank’s unimpaired capital and surplus, or $61.6 million at December 31, 2011.  Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2011, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Savings Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $41.3 million, $39.2 million and $34.5 million for each of the three borrowers, respectively.

Loan Servicing.  At December 31, 2011, we were servicing $6.5 million of mortgage loans and $16.9 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to nine months. At times, when a borrower is experiencing financial difficulties, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Savings Bank classifies these loans as “Troubled Debt Restructured”.  At December 31, 2011, we had $37.8 million of mortgage loans classified as Troubled Debt Restructured, with $20.6 million of these loans performing according to their restructured terms and $17.0 million not performing according to their restructured terms. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2011, there were two loans, which totaled $6.4 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 44 delinquent mortgage loans totaling $28.9 million, 20 delinquent mortgage loans totaling $8.8 million, and 17 delinquent mortgage loans totaling $6.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. We recorded net charge-offs of $3.7 million, $0.7 million and $0.1 million to the allowance for loan losses for the non-performing loans that were sold during 2011, 2010 and 2009, respectively.  We realized gross gains of $167,000, $21,000 and $4,000 on the sale of non-performing mortgage loans for the years ended December 31, 2011, 2010 and 2009, respectively.  We realized gross losses of $3,000 on the sale of non-performing mortgage loans for the year ended December 31, 2010. We did not record any gross losses for the years ended December 31, 2011 and 2009. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio.  Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2011, we held $95.1 million of loans that were serviced by others.

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

Troubled Debt Restructured . We have restructured certain problem loans for borrowers who are experiencing financial difficulties by either: reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, deferring a portion of the interest payment, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. These restructurings have not included a reduction of principal balance. We believe that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. These restructured loans are classified as troubled debt restructured (“TDR”). Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months.

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Multi-family residential	$9,412	$7,946	$478	$-	$-
Commercial real estate	2,499	5,815	1,441	-	-
One-to-four family mixed-use property	795	206	575	-	-
Construction	5,888	-	-	-	-
Commercial business and other	2,000	-	-	-	-
Total performing troubled debt restructered	$20,594	$13,967	$2,494	$-	$-

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2011 and 2010, there were six loans totaling $17.2 million and five loans totaling $3.3 million, respectively, which were restructured as TDR which were not performing in accordance with their restructured terms

Delinquent Loans and Non-performing Assets. We generally discontinue accruing interest on delinquent loans when a loan is 90 days past due or foreclosure proceedings have been commenced, whichever first occurs.  At that time, previously accrued but uncollected interest is reversed from income. Loans in default 90 days or more as to their maturity date but not their payments, however, continue to accrue interest as long as the borrower continues to remit monthly payments.

The following table shows our non-performing assets at the dates indicated.  During the years ended December 31, 2011, 2010 and 2009, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $7.5 million, $7.4 million and $4.9 million, respectively.  These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Loans 90 days or more past due and still accruing:
Multi-family residential	$6,287	$103	$-	$-	$-
Commercial real estate	92	3,328	471	425	-
One-to-four family - residential	-	-	2,784	889	-
Construction	-	-	-	-	753
Commercial Business and other	-	6	-	-	-
Total	6,379	3,437	3,255	1,314	753
Non-accrual mortgage loans:
Multi-family residential	19,946	35,633	27,483	12,011	2,477
Commercial real estate	19,895	22,806	18,153	7,251	90
One-to-four family mixed-use property	28,429	30,478	23,422	10,639	2,204
One-to-four family residential	12,766	10,695	4,959	1,121	-
Co-operative apartments	152	-	78	-	-
Construction	14,721	4,465	1,639	4,457	-
Total	95,909	104,077	75,734	35,479	4,771
Non-accrual non-mortgage loans:
Small Business Administration	493	1,159	1,232	354	366
Commercial Business and other	14,660	3,419	3,151	2,825	3
Total	15,153	4,578	4,383	3,179	369

Total non-accrual loans	111,062	108,655	80,117	38,658	5,140
Total non-performing loans	117,441	112,092	83,372	39,972	5,893
Other non-performing assets:
Real Estate Owned	3,179	1,588	2,262	125	-
Investment securities	2,562	5,134	5,134	607	-
Total	5,741	6,722	7,396	732	-

Total non-performing assets	$123,182	$118,814	$90,768	$40,704	$5,893

Non-performing loans to gross loans	3.65%	3.44%	2.60%	1.35%	0.22%
Non-performing assets to total assets	2.87%	2.75%	2.19%	1.03%	0.18%

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2011		December 31, 2010
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$6,341	$20,083	$7,014	$30,799
Commercial real estate	1,797	10,712	2,181	17,167
One-to-four family - mixed-use property	3,027	20,480	6,376	19,596
One-to-four family - residential	1,769	4,699	1,046	4,959
Co-operative apartments	-	-	-	-
Construction loans	-	5,065	5,485	2,900
Small Business Administration	-	16	991	418
Taxi medallion	-	71	-	-
Commercial business and other	966	1,056	3	4,534
Total	$13,900	$62,182	$23,096	$80,373

Other Real Estate Owned.  We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2011, we owned seven properties with a combined fair value of $3.2 million. At December 31, 2010, we owned six properties with a fair value of $1.6 million. At December 31, 2009, we owned four properties with a fair value of $2.3 million.

Investment Securities.  Non-performing investment securities included two pooled trust preferred securities at December 31, 2011 and 2010 with fair values of $2.6 million and $5.1 million, respectively.  At December 31, 2009, non-performing investment securities included two pooled trust preferred securities with a fair value of $5.0 million and one issue of FHLMC preferred stock with a fair value of $0.1 million.

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

Classified Assets.   Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are classified as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $305.1 million at December 31, 2011, a decrease of $18.5 million from $323.7 million at December 31, 2010.

The following table sets forth the Banks’ Criticized and Classified assets at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	66,943	177,391	1,383	-	245,717

Investment Securities: (1)
Pooled trust preferred securities	-	15,344	-	-	15,344
Private issue CMO	-	40,905	-	-	40,905
Total investment securities	-	56,249	-	-	56,249

Other Real Estate Owned	-	3,179	-	-	3,179
Total	$66,943	$236,819	$1,383	$-	$305,145

The following table sets forth the Banks’ Criticized and Classified assets at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	72,705	173,808	1,238	-	247,751

Investment Securities: (1)
Pooled trust preferred securities	-	16,457	-	-	16,457
Mutual funds	-	4,082	-	-	4,082
Private issue CMO	-	53,790	-	-	53,790
Total investment securities	-	74,329	-	-	74,329

Other Real Estate Owned	-	1,588	-	-	1,588
Total	$72,705	$249,725	$1,238	$-	$323,668

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $41.1 million and $65.0 million at December 31, 2011 and 2010, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard at December 31, 2011 and 2010 with a combined market value of $0.8 million. In addition, Flushing Financial Corporation had one mutual fund security classified as Substandard with a market value of $1.6 million at December 31, 2010.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful and collateral dependent loans categorized as Special Mention are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At December 31, 2011, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 60.7%.

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of 20 investment securities that are held at the Savings Bank as Substandard at December 31, 2011. Our classified investment securities at December 31, 2011 held by the Savings Bank include 16 private issue collateralized mortgage obligations (“CMOs”) rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at December 31, 2011 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through December 31, 2011, two of the pooled trust preferred securities and eight private issue CMOs are not paying principal and interest as scheduled. The remaining investment securities continued to pay interest and principal as scheduled at December 31, 2011. We test each of these securities quarterly, through an independent third party, for impairment.

There were $1.6 million, $2.0 million and $5.9 million in credit related other-than-temporary impairment (“OTTI”) charges recorded for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011 we recorded OTTI charges of $1.6 million on five private issue collateralized mortgage obligations. During 2010 we recorded OTTI charges of $1.1 million on four private issue collateralized mortgage obligations and $1.0 million on one pooled trust preferred securities. During 2009 we recorded OTTI charges of $3.1 million on four private issue collateralized mortgage obligations and $2.8 million on two pooled trust preferred securities.

Allowance for Loan Losses

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We incurred total net charge-offs of $18.9 million and $13.6 million during the years ended December 31, 2011 and 2010, respectively.  The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. This deterioration in the economy has resulted in the balance of our non-performing loans remaining at an elevated level. Non-performing loans totaled $117.4 million and $112.1 million at December 31, 2011 and 2010, respectively.   The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2011, the average outstanding principal balance of our impaired mortgage loans was less than 61% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $21.5 million, $21.0 million and $19.5 million was recorded for the years ended December 31, 2011, 2010 and 2009, respectively.  Management has concluded, and the Board of Directors has concurred, that at December 31, 2011, the allowance was sufficient to absorb losses inherent in our loan portfolio.

Our determination as to the classification of our assets and the amount of our valuation allowance is subject to review by the OCC and the FDIC, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require us to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. An OCC policy statement provides guidance for OCC examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution’s general valuation allowance policies and procedures are deemed to be inadequate, recommendations for correcting deficiencies, including any examiner concerns regarding the level of the allowance, should be noted in the report of examination. Additional supervisory action may also be taken based on the magnitude of the observed shortcomings in the allowance process, including the materiality of any error in the reported amount of the allowance.

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2011, the total allowance for loan losses was $30.3 million, representing 25.84% of non-performing loans and 24.63% of non-performing assets, compared to 24.71% of non-performing loans and 23.31% of non-performing assets at December 31, 2010. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2011, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 84.4% of our gross loans. The greater risk associated with these loans, as well as business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain.  Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Balance at beginning of year	$27,699	$20,324	$11,028	$6,633	$7,057

Provision for loan losses	21,500	21,000	19,500	5,600	-

Loans charged-off:
Multi-family residential	(6,807)	(5,790)	(2,327)	(496)	-
Commercial real estate	(5,172)	(2,685)	(728)	-	-
One-to-four family mixed-use property	(2,644)	(2,580)	(1,009)	-	-
One-to-four family residential	(2,226)	(236)	(284)	-	-
Co-operative apartment	-	-	-	-	-
Construction	(1,088)	(1,879)	(1,075)	-	-
SBA	(871)	(925)	(1,106)	(759)	(470)
Commercial business and other loans	(642)	(500)	(3,842)	(36)	(2)
Total loans charged-off	(19,450)	(14,595)	(10,371)	(1,291)	(472)

Recoveries:
Mortgage loans	523	183	1	-	29
SBA, commercial business and other loans	72	787	166	86	19
Total recoveries	595	970	167	86	48

Net charge-offs	(18,855)	(13,625)	(10,204)	(1,205)	(424)

Balance at end of year	$30,344	$27,699	$20,324	$11,028	$6,633

Ratio of net charge-offs during the year to average loans outstanding during the year	0.59%	0.42%	0.33%	0.04%	0.02%
Ratio of allowance for loan losses to gross loans at end of the year	0.94%	0.85%	0.63%	0.37%	0.25%
Ratio of allowance for loan losses to non-performing loans at the end of the year	25.84%	24.71%	24.38%	27.59%	112.57%
Ratio of allowance for loan losses to non-performing assets at the end of the year	24.63%	23.31%	22.39%	27.09%	112.57%

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

	At December 31,
	2011		2010		2009		2008		2007
Loan Category	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans	Amount	Percent of Loans in Category to Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$11,267	43.28%	$9,007	38.41%	$6,581	36.17%	$3,233	33.80%	$1,644	35.79%
Commercial real estate	5,209	18.07	4,905	20.33	4,395	21.42	1,360	23.24	933	21.77
One-to-four family mixed-use property	5,314	21.59	5,997	22.36	4,339	23.24	2,904	25.45	1,223	25.49
One-to-four family residential	1,649	6.86	938	7.40	844	7.80	393	8.09	251	6.01
Co-operative apartment	80	0.17	17	0.19	17	0.20	9	0.22	15	0.26
Construction	668	1.47	589	2.32	1,281	3.04	910	3.51	1,172	4.44

Gross mortgage loans	24,187	91.44	21,453	91.01	17,457	91.87	8,809	94.31	5,238	93.76

Non-mortgage loans:

Small Business Administration	987	0.44	1,303	0.54	965	0.55	464	0.67	373	0.70
Taxi Medallion	41	1.69	639	2.71	583	1.92	91	0.44	391	2.53
Commercial business and other	5,129	6.43	4,304	5.74	1,319	5.66	1,664	4.58	631	3.01

Gross non-mortgage loans	6,157	8.56	6,246	8.99	2,867	8.13	2,219	5.69	1,395	6.24

Total loans	$30,344	100.00%	$27,699	100.00%	$20,324	100.00%	$11,028	100.00%	$6,633	100.00%

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

Federally chartered savings institutions have authority to invest in various types of assets, including U.S. government obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, reverse repurchase agreements, loans of federal funds, and, subject to certain limits, corporate securities, commercial paper and mutual funds. We primarily invest in mortgage-backed securities, U. S. government obligations, and mutual funds that purchase these same instruments. We did not hold any issues of foreign sovereign debt at December 31, 2011 and 2010.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2011, we had $812.5 million in securities available for sale, which represented 18.95% of total assets. These securities had an aggregate market value at December 31, 2011 that was approximately 1.9 times the amount of our equity at that date.

There were $1.6 million, $2.0 million and $5.9 million in credit related OTTI charges recorded for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011 we recorded OTTI charges of $1.6 million on five private issue collateralized mortgage obligations. During 2010 we recorded OTTI charges of $1.1 million on four private issue collateralized mortgage obligations and $1.0 million on one pooled trust preferred securities. During 2009 we recorded OTTI charges of $3.1 million on four private issue collateralized mortgage obligations and $2.8 million on two pooled trust preferred securities. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. See Notes 5 and 16 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated.  Securities available for sale are recorded at market value. See Notes 5 and 16 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

			At December 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
			(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$1,980	$2,039	$10,556	$10,459	$3,277	$3,389
Municipal securities	4,534	4,531	5,412	5,413	2,250	2,250
Corporate debentures	20,777	20,592	2,698	2,698	2,627	2,627
Total bonds and other debt securities	27,291	27,162	18,666	18,570	8,154	8,266

Mutual funds	21,369	21,369	10,625	10,625	6,860	6,860

Equity securities:
Common stock	790	790	967	967	1,036	1,036
Preferred stock	21,233	15,921	22,346	19,950	22,805	19,199
Total equity securities	22,023	16,711	23,313	20,917	23,841	20,235

Mortgage-backed securities:
FNMA	175,627	182,630	192,750	194,540	124,199	127,364
REMIC and CMO	460,824	473,639	456,210	453,465	388,891	380,325
FHLMC	22,556	23,387	19,561	20,117	29,201	29,909
GNMA	62,040	67,632	81,439	85,955	107,144	110,845
Total mortgage-backed securities	721,047	747,288	749,960	754,077	649,435	648,443

Total securities available for sale	791,730	812,530	802,564	804,189	688,290	683,804

Interest-earning deposits and Federal funds sold	48,944	48,944	41,836	41,836	23,542	23,542

Total	$840,674	$861,474	$844,400	$846,025	$711,832	$707,346

Mortgage-backed securities. At December 31, 2011, we had $747.3 million invested in mortgage-backed securities, of which $32.8 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of our Commercial Bank. However, during 2009 and continuing throughout 2011, the market for private issued mortgage-backed securities was somewhat illiquid. In addition, the ratings assigned to our holdings of private issued mortgage-backed securities were reduced to below investment grade. As a result, we are not able to use private issued mortgage-backed securities to collateralize our obligations.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2011	2010	2009
	(In thousands)

Balance at beginning of year	$754,077	$648,443	$674,764

Purchases of mortgage-backed securities	122,530	345,257	177,036

Amortization of unearned premium, net of accretion of unearned discount	(2,587)	(2,343)	(1,668)

Net change in unrealized gains (losses) on mortgage-backed securities available for sale	22,124	5,110	20,550

Net realized gains recorded on mortgage-backed securities carried at fair value	(636)	730	3,941

Net change in interest due on securities carried at fair value	(46)	(127)	(122)

Sales of mortgage-backed securities	-	(56,479)	(44,854)

Other-than-temporary impairment charges	(1,578)	(1,057)	(3,144)

In-kind distribution of a mutual fund in the form of mortgage-backed securities	-	-	11,494

Principal repayments received on mortgage-backed securities	(146,596)	(185,457)	(189,554)

Net increase (decrease) in mortgage-backed securities	(6,789)	105,634	(26,321)

Balance at end of year	$747,288	$754,077	$648,443

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

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2011. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Estimated Fair Value	Weighted Average Yield
						(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$-		$1,980	4.15	$-	-	$-	-%	1.16	$1,980	$2,039	4.15%
Municipal securities	4,534	0.70	-	-	-	-	-	-	0.39	4,534	4,531	0.70
Corporate debentures	2,612	5.46	9,076	0.96	9,089	0.90	-	-	4.61	20,777	20,592	1.50
Total bonds and other debt securities	7,146	2.44	11,056	1.53	9,089	0.90	-	-	3.66	27,291	27,162	1.56

Mutual funds	21,369	2.97	-	-	-	-	-	-	N/A	21,369	21,369	2.97

Equity securities:
Common stock	-	-	-	-	-	-	790	16.36	N/A	790	790	16.36
Preferred stock	5,000	0.25	-	-	-	-	16,233	4.15	N/A	21,233	15,921	3.23
Total equity securities	5,000	0.25	-	-	-	-	17,023	4.72	N/A	22,023	16,711	3.70

Mortgage-backed securities:
FNMA	-	-	396	5.99	32,148	3.67	143,083	4.23	17.21	175,627	182,630	4.13
REMIC and CMO	-	-	-	-	34,853	4.52	425,971	4.45	22.57	460,824	473,639	4.46
FHLMC	-	-	147	6.05	334	6.08	22,075	4.55	16.62	22,556	23,387	4.58
GNMA	-	-	-	-	-	-	62,040	5.31	26.78	62,040	67,632	5.31
Total mortgage-backed securities	-	-	543	6.01	67,335	4.12	653,169	4.49	21.44	721,047	747,288	4.45

Interest-earning deposits	48,944	0.25	-	-	-	-	-	-	N/A	48,944	48,944	0.25

Total	$82,459	1.14%	$11,599	1.74%	$76,424	3.74%	$670,192	4.49%	20.79	$840,674	$861,474	4.06%

Sources of Funds

General.  Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 16 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies. In January 2012, we opened our seventeenth full-service office.

In addition to our full-service offices we have an internet branch “iGObanking.com®”, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929.  At December 31, 2011 and 2010, total deposits for the internet branch were $470.6 million and $479.4 million, respectively.

The Savings Bank also has a wholly-owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. The Commercial Bank offers a full range of deposit products to these entities similar to the products currently being offered by the Savings Bank. At December 31, 2011 and 2010, total deposits for the Commercial Bank were $591.0 million and $570.5 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We saw a decrease in our Due to deposits during 2011 of $46.8 million compared to increases in 2010 and 2009.  During the year ended December 31, 2011, the cost of due to Due to depositors’ decreased 30 basis points to 1.59% from 1.89% for the year ended December 31, 2010.  This decrease in the cost of deposits is primarily attributable to the Banks’ reducing the rates it pays on its deposit products. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2012, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2012, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more totaling $565.7 million, $474.9 million and $323.7 million at December 31, 2011, 2010 and 2009, respectively.

We utilize brokered certificates of deposit as an additional funding source and to assist in the management of our interest rate risk. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also have in the past utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Savings Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

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

Brokered deposits and funds obtained through the CDARS® network are classified as brokered deposits for financial reporting purposes. At December 31, 2011, we had $444.8 million classified as brokered deposits.  The brokered certificates of deposit include $15.7 million obtained through the CDARS® network. We did not hold any brokered money market accounts at December 31, 2011.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2011			2010			2009
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$349,630	11.11	0.32%	$388,512	12.17%	0.53%	$426,821	15.85%	0.91%
NOW accounts	919,029	29.21	0.67	786,015	24.63	0.84	503,159	18.68	1.26
Demand accounts	118,507	3.77	-	96,198	3.02	-	91,376	3.39	-
Mortgagors' escrow deposits	29,786	0.95	0.21	27,315	0.86	0.21	26,791	0.99	0.21
Total	1,416,952	45.04	0.52	1,298,040	40.68	0.67	1,048,147	38.91	0.98

Money market accounts (7)	200,183	6.36	0.33	371,998	11.66	0.56	414,457	15.40	1.17

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	14,643	0.47	0.17	21,245	0.67	0.37	9,670	0.36	0.29
6 to less than 12 Months (3)	22,849	0.73	0.20	38,959	1.22	0.59	54,855	2.04	0.73
12 to less than 30 Months (4)	647,872	20.58	1.79	620,737	19.46	1.92	511,728	19.00	2.64
30 to less than 48 Months (5)	91,702	2.91	2.21	88,659	2.78	2.36	17,479	0.65	3.03
48 to less than 72 Months (6)	685,432	21.79	2.81	714,948	22.40	3.09	596,262	22.14	3.84
72 Months or more	66,612	2.12	3.71	36,024	1.13	4.68	40,517	1.50	4.80
Total certificate of deposit accounts	1,529,110	48.60	2.31	1,520,572	47.66	2.50	1,230,511	45.69	3.19

Total deposits (1)	$3,146,245	100.00%	1.38%	$3,190,610	100.00%	1.53%	$2,693,115	100.00%	2.02%

(1)	Included in the above balances are IRA and Keogh deposits totaling $168.8 million, $178.2 million and $169.3 million at December 31, 2011, 2010 and 2009, respectively.
(2)	Includes brokered deposits of $10.9 million, $15.7 million and $4.8 million at December 31, 2011, 2010 and 2009, respectively.
(3)	Includes brokered deposits of $0.5 million and $.7million at December 31, 2010 and 2009, respectively.
(4)	Includes brokered deposits of $4.2 million, $28.9 million and $90.7 million at December 31, 2011, 2010 and 2009, respectively.
(5)	Includes brokered deposits of $188.5 million, $187.3 million and $139.9 million at December 31, 2011, 2010 and 2009, respectively.
(6)	Includes brokered deposits of $241.2 million, $246.0 million and $159.6 million at December 31, 2011, 2010 and 2009, respectively.
(7)	Includes brokered deposits of $35.1 million and $35.0 million at December 31, 2010 and 2009, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2011.

					At December 31, 2011
		At December 31,			Within	One to
		2011	2010	2009	One Year	Three Years	Thereafter	Total
		(In thousands)
Interest rate:
1.99% or less	(1)	$535,441	$411,507	$276,894	$351,034	$115,738	$68,669	$535,441
2.00% to 2.99%	(2)	549,589	575,103	186,821	269,451	180,657	99,481	549,589
3.00% to 3.99%	(3)	401,650	414,464	408,580	31,815	186,910	182,925	401,650
4.00% to 4.99%	(4)	19,764	52,371	210,420	9,315	10,423	26	19,764
5.00% to 5.99%	(5)	22,666	67,127	147,796	995	18,500	3,171	22,666
Total		$1,529,110	$1,520,572	$1,230,511	$662,610	$512,228	$354,272	$1,529,110

(1)	Includes brokered deposits of $104.0 million, $86.6.million and $18.6 million at December 31, 2011, 2010 and 2009, respectively.
(2)	Includes brokered deposits of $161.2 million, $156.9 million and $93.0 million at December 31, 2011, 2010 and 2009, respectively.
(3)	Includes brokered deposits of $177.8 million, $185.0 million and $178.0 million at December 31, 2011, 2010 and 2009, respectively.
(4)	Includes brokered deposits of $10.1 million and $21.9 million at December 31, 2010 and 2009 respectively.
(5)	Includes brokered deposits of $1.7 million, $39.9 million and $84.2 million at December 31, 2011, 2010 and 2009, respectively

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2011 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$66,396	1.38%
Over three through six months	51,008	1.93
Over six through 12 months	246,364	2.02
Over 12 months	201,897	2.77
Total	$565,665	2.20%

The above table does not include brokered deposits of $444.8 million with a weighted average rate of 2.45%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2011	2010	2009
	(In thousands)
Net deposits (withdrawls)	$(93,983)	$443,020	$156,696
Amortization of premiums, net	1,187	820	677
Interest on deposits	48,431	53,655	66,778
Net increase (decrease) in deposits	$(44,365)	$497,495	$224,151

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	At December 31,
	2011			2010			2009

		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$369,206	11.59	0.57%	$413,657	13.94%	0.81%	$422,399	15.84%	1.31%
NOW accounts	838,648	26.33	0.79	683,390	23.04	1.10	373,854	14.02	1.58
Demand accounts	107,278	3.37	-	88,238	2.97	-	76,559	2.86	-
Mortgagors' escrow deposits	39,430	1.24	0.12	38,245	1.29	0.14	35,879	1.35	0.18
Total	1,354,562	42.53	0.65	1,223,530	41.24	0.89	908,691	34.07	1.27

Money market accounts	278,692	8.75	0.47	394,536	13.30	0.94	334,703	12.55	1.58
Certificate of deposit accounts	1,552,020	48.72	2.47	1,348,439	45.46	2.90	1,423,746	53.38	3.51
Total deposits	$3,185,274	100.00%	1.52%	$2,966,505	100.00%	1.81%	$2,667,140	100.00%	2.50%

Borrowings.  Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Banks are members of, and are eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Banks’ mortgage portfolio and the Banks’ investment in the stock of the FHLB-NY. In addition, the Banks may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Banks may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. The average cost of borrowings was 4.08%, 4.41% and 4.65% for the years ended December 31, 2011, 2010 and 2009, respectively. The average balances of borrowings were $693.4 million, $864.2 million and $1,043.2 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$171,092	$174,750	$204,192
Maximum amount outstanding at any month end during the period	185,300	186,900	222,439
Balance outstanding at the end of period	185,300	166,000	186,900
Weighted average interest rate during the period	4.07%	4.30%	4.33%
Weighted average interest rate at end of period	3.77	4.35	4.19

FHLB-NY Advances
Average balance outstanding	$491,017	$656,244	$804,545
Maximum amount outstanding at any month end during the period	562,576	772,115	854,457
Balance outstanding at the end of period	473,528	510,457	838,835
Weighted average interest rate during the period	3.45%	4.00%	4.39%
Weighted average interest rate at end of period	2.67	3.93	3.84

Other Borrowings
Average balance outstanding	$31,299	$33,179	$34,465
Maximum amount outstanding at any month end during the period	36,177	34,823	38,417
Balance outstanding at the end of period	26,311	32,226	34,510
Weighted average interest rate during the period	13.82%	13.04%	12.56%
Weighted average interest rate at end of period	16.96	13.89	12.63

Total Borrowings
Average balance outstanding	$693,408	$864,173	$1,043,202
Maximum amount outstanding at any month end during the period	777,373	993,838	1,110,043
Balance outstanding at the end of period	685,139	708,683	1,060,245
Weighted average interest rate during the period	4.08%	4.41%	4.65%
Weighted average interest rate at end of period	3.51	4.47	4.18

Subsidiary Activities

At December 31, 2011, Flushing Financial Corporation had four wholly owned subsidiaries: the Savings Bank and the Trusts. In addition, the Savings Bank had four wholly owned subsidiaries: the Commercial Bank, FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

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

Personnel

At December 31, 2011, we had 364 full-time employees and 30 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Banks. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2011, there are 725,997 shares available under the full value award plan and 1,380 shares under the non-full value plan.  We have applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued.  We will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.   In May 2011, the Company’s stockholders approved an additional 625,000 shares for the full value pool.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years.

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

The Savings Bank had historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount had historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank had, in prior periods, recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank reversed approximately $5.5 million of net tax liabilities through income during the year ended December 31, 2010.

Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, we are exempt from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION

General

On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator became the OCC, and as such, is subject to OCC regulations, examinations, supervision and reporting requirements. Flushing Financial Corporation’s primary regulator became the Federal Reserve Federal Reserve, and as such, is subject to Federal Reserve regulations, examinations, supervision and reporting requirements. Both regulatory authorities, among other things, have the authority to restrict or prohibit activities that it determines may pose a serious risk to the Savings Bank or Flushing Financial Corporation. As a publicly owned company, we are required to file certain reports with the Securities and Exchange Commission (“SEC”) under federal securities laws. The Banks are members of the FHLB System. The Savings Bank is subject to extensive regulation by the OCC, as its chartering agency, and the FDIC, as the insurer of the Savings Bank’s deposits. The Savings Bank is also subject to certain regulations promulgated by the other federal agencies. The Savings Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. The Savings Bank is subject to periodic examinations by the OCC and the FDIC to examine whether the Savings Bank is in compliance with various regulatory requirements. The Commercial Bank is subject to extensive regulations promulgated by the FDIC and the New York State Department of Financial Services, similar to those imposed on the Savings Bank. This regulation and supervision establishes a comprehensive framework of activities in which an institution is permitted to engage and is intended primarily to ensure the safe and sound operation of the Banks for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for possible loan losses for regulatory purposes. Any change in such regulation, whether by the OCC, Federal Reserve, FDIC, other federal agencies, the New York State Department of Financial Services, or the United States Congress, could have a material adverse impact on us and our operations.

The activities of federal savings institutions are governed primarily by the Home Owners’ Loan Act, as amended (“HOLA”) and, in certain respects, the Federal Deposit Insurance Act (“FDIA”). Most regulatory functions relating to deposit insurance and to the administration of conservatorships and receiverships of insured institutions are exercised by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandated the establishment of a risk-based deposit insurance assessment system, and required imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) each contain provisions affecting numerous aspects of the operations and regulations of federal savings banks, and these laws empower the OCC and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Banks and the Company. The description does not purport to be a comprehensive description of applicable laws, rules and regulations and is qualified in its entirety by reference to applicable laws, rules and regulations.

Holding Company Regulation

Flushing Financial Corporation is a unitary savings and loan holding company within the meaning of the HOLA. As such, we are required to register with the Federal Reserve and are subject to Federal Reserve regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve has enforcement authority over us and any non-savings institution subsidiaries we may form or acquire. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that it determines may pose a serious risk to the Banks.  See “—Restrictions on Dividends and Capital Distributions.”

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (1) acquiring another savings institution or holding company thereof, without prior written approval of its regulator ; (2) acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or (3) acquiring or retaining control of a depository institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve will consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and the impact of any competitive factors that may be involved.

As a unitary savings and loan holding company, Flushing Financial Corporation currently is not restricted as to the types of business activities in which it may engage, provided that the Savings Bank continues to meet the qualified thrift lender (“QTL”) test.  See “—Qualified Thrift Lender Test.” Upon any non-supervisory acquisition by the Company of another savings association or savings bank, Flushing Financial Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage.  HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of its regulator, and activities authorized by regulation.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) emergency acquisitions authorized by the FDIC and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

Federal law generally provides that no “person” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in Federal Reserve regulations, of a federally insured savings institution without giving at least 60 days’ written notice to the Federal Reserve and providing the Federal Reserve an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (1) the acquisition would substantially lessen competition; (2) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (3) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Investment Powers

The Savings Bank is subject to comprehensive regulation governing its investments and activities. Among other things, the Savings Bank may invest in (1) residential mortgage loans, mortgage-backed securities, education loans and credit card loans in an unlimited amount, (2) non-residential real estate loans up to 400% of total capital, (3) commercial business loans up to 20% of total assets (however, amounts over 10% of total assets must be used only for small business loans) and (4) in general, consumer loans and highly rated commercial paper and corporate debt securities in the aggregate up to 35% of total assets.  In addition, the Savings Bank may invest up to 3% of its total assets in service corporations, an unlimited percentage of its assets in operating subsidiaries (which may only engage in activities permissible for the Savings Bank itself) and under certain conditions may invest in finance subsidiaries. Other than investments in service corporations, operating subsidiaries, finance subsidiaries and certain government-sponsored enterprises, such as FHLMC and FNMA, the Savings Bank generally is not permitted to make equity investments. See “— General — Investment Activities.” A service corporation in which the Savings Bank may invest is permitted to engage in activities that a federal savings bank may conduct directly, other than taking deposits, as well as certain activities pre-approved by the OCC, which include providing certain support services for the institution; originating, investing in, selling, purchasing, servicing or otherwise dealing with specified types of loans and participations (principally loans that the parent institution could make); specified real estate activities, including limited real estate development; securities brokerage services; certain insurance brokerage activities; and other specified investments and services.

Real Estate Lending Standards

FDICIA requires each federal banking agency to adopt uniform regulations prescribing standards for extensions of credit which are either (1) secured by real estate, or (2) made for the purpose of financing the construction of improvements on real estate.  In prescribing these standards, the banking agencies must consider the risk posed to the deposit insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit.  The OCC and the other federal banking agencies adopted uniform regulations, effective March 19, 1993. The OCC regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OCC guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65%), land development (75%), nonresidential construction (80%), improved property (85%) and one-to-four family residential construction (85%). Owner-occupied one-to-four family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but owner-occupied one-to-four family mortgage loans with a loan-to-value ratio at origination of 90% or greater are to be backed by private mortgage insurance or readily marketable collateral.  Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Loans-to-One Borrower Limits

The Savings Bank generally is subject to the same loans-to-one borrower limits that apply to national banks.  With certain exceptions, total loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed, for loans not fully secured, 15% of the Savings Bank’s unimpaired capital and unimpaired surplus, plus, for loans fully secured by readily marketable collateral, an additional 10% of the Savings Bank’s unimpaired capital and unimpaired surplus. At December 31, 2011, the largest amount the Savings Bank could lend to one borrower was approximately $61.6 million, and at that date, the Savings Bank’s largest aggregate amount of loans-to-one borrower was $41.3 million, all of which were performing according to their terms.  The Commercial Bank does not originate loans.  See “— General — Lending Activities.”

Insurance of Accounts

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act permanently increased deposit insurance coverage to $250,000 per depositor. The Reform Act also provided for unlimited FDIC insurance for non interest-bearing transaction accounts effective December 31, 2010 through December 31, 2012.  In the past several years, prior to the passage of the Reform Act, the level of deposit coverage per depositor went through a number of revisions.  The Emergency Economic Stabilization Act of 2008 (“EESA”) increased this coverage, effective October 3, 2008, for all accounts in an amount up to $250,000 through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act was signed into law. Included in this legislation was a provision that extended the temporary increase in the standard maximum insured deposit amount to $250,000 per depositor through December 31, 2013. The legislation provided that the insured deposit coverage limit would return to $100,000 on January 1, 2014. In addition, the FDIC had implemented a Transaction Account Guarantee Program (“TAGP”) under which, effective October 14, 2008 and through December 31, 2009, transaction accounts that earned interest at a rate of no more than 0.50% were insured for 100% of their balance. The TAGP was provided at no cost to banks through November 12, 2008. Banks had the option to opt out of this program no later than November 12, 2008. Banks which did not opt out of the TAGP paid additional deposit insurance at an annual rate of 0.10% for balances in covered deposit accounts in excess of $250,000. Both the Savings Bank and the Commercial Bank opted to remain in the TAGP. On August 26, 2009, the FDIC adopted a final rule extending the TAGP through June 30, 2010. The extension increased the rate institutions paid to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP could elect to opt out on or before November 2, 2009. The Banks did not opt out and continued to participate in the TAGP.

The Reform Act also changed the way deposit assessments are calculated, from a risk-based assessment base, to average total consolidated assets of the bank minus average tangible equity of the bank, first effective for the assessment of the second quarter of 2011. The assessment rate was changed so to provide approximately the same amount collected under the new assessment method as was collected under the risk-based assessment method.  In the past several years, prior to the passage of the Reform Act, the calculation of deposit assessments went through a number of revisions.  The FDIC utilized a risk-based deposit insurance assessment system. Through December 31, 2006, under this system, the FDIC assigned each institution to one of three capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of FDIA, as discussed below. These three categories were then divided into three subcategories which reflect varying levels of supervisory concern. The matrix so created resulted in nine assessment risk classifications. Effective January 1, 2007, the FDIC revised their risk-based deposit insurance assessment system, and placed institutions into four risk categories based upon supervisory and capital evaluations. Risk Category 1 is further subdivided based upon supervisory ratings and other risk measures to differentiate risk. Due to the insurance fund falling below its required reserve ratio of 1.15% during 2008, effective January 1, 2009, the FDIC increased rates uniformly by seven basis points for the first quarter of 2009 to replenish the insurance fund within five years. The FDIC subsequently adopted additional changes to its risk categories effective April 1, 2009, and extended the period to replenish the insurance fund to seven years. Effective April 1, 2009, the FDIC continued to utilize four risk categories, but to determine initial base assessment rates, the FDIC: (1) introduced a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combined weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) uses a new uniform amount and pricing multipliers for each method. The FDIC also introduced three adjustments that could be made to an institution’s initial base assessment rate: (1) a decrease for long-term unsecured debt, and, for small institutions, a portion of Tier 1 Capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. At December 31, 2008, the Banks’ annual assessment rate was 0.05%. This assessment rate for the first quarter of 2009 was increased to a range of 0.12% to 0.14%. This base assessment beginning in the second quarter of 2009 was in a range of 0.12% to 0.16%, The Savings Bank also saw a further increase in its deposit insurance premium beginning in the second quarter of 2009 since it had seen an increase in its secured liabilities above the threshold level defined by the FDIC. The FDIC also imposed a 20 basis point emergency special assessment that was collected on September 30, 2009 based on deposit balances as of June 30, 2009. The rule also provided that, after June 30, 2009, if the reserve ratio of the DIF is estimated to fall to a level that the Board of the FDIC believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board of the FDIC on all insured depository institutions for the corresponding assessment period. Additionally, on September 29, 2009, the Board of Directors of the FDIC proposed to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was collected on December 31, 2009. The Banks prepaid a total of $16.9 million in risk-based assessments. Prior to the enactment of the Reform Act, the FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and to extend the restoration period from seven to eight years.  The Banks’ assessment rate in effect from time to time will depend upon the risk category to which each is assigned. In addition, the FDIC is authorized to increase federal deposit insurance assessment rates to the extent necessary to protect the fund under current law. Any increase in deposit insurance assessment rates, as a result of a change in the category or subcategory to which the Banks are assigned or the exercise of the FDIC’s authority to increase assessment rates generally, could have an adverse effect on the earnings of the Banks.

All of the Banks’ deposits are presently insured, to the maximum extent allowed, by the FDIC under the Deposit Insurance Fund (“DIF”). Previously, the majority of the Savings Bank’s deposits were insured by the Bank Insurance Fund (“BIF”), and the remainder by the Savings Association Insurance Fund (“SAIF”). As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance fund. The FDIC also has the authority to initiate enforcement actions where the primary regulator has failed or declined to take such action after receiving a request to do so from the FDIC.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required BIF institutions, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Banks’ paid $311,000, $298,000 and $271,000 for their share of the interest due on FICO bonds in 2011, 2010 and 2009, respectively, which was included in FDIC insurance expense.

Qualified Thrift Lender Test

Thrift institutions regulated by the OCC are required to meet a QTL test to avoid certain restrictions on their operations. FDICIA and applicable OCC regulations require such institutions to maintain at least 65% of their portfolio assets (total assets less intangibles, properties used to conduct the institution’s business and liquid assets not exceeding 20% of total assets) in “qualified thrift investments” on a monthly average basis in nine of every 12 months. Qualified thrift investments constitute primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities. A savings institution that fails the QTL test must either convert to a bank charter or, in general, it will be prohibited from: (1) making an investment or engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. One year following the institution’s failure to meet the QTL test, any holding company parent of the institution must register and be subject to supervision as a bank holding company. In addition, beginning three years after the institution failed the QTL test, the institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank. At December 31, 2011 the Savings Bank had maintained more than 65% of its “portfolio assets” in qualified thrift investments in at least nine of the preceding 12 months. Accordingly, on that date, the Savings Bank had met the QTL test.

Under the Economic Growth and Paperwork Reduction Act of 1996 (“Regulatory Paperwork Reduction Act”), Congress modified and expanded investment authority under the QTL test. The Regulatory Paperwork Reduction Act amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raised from 10% to 20% of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans.  In addition, the Regulatory Paperwork Reduction Act defines “qualified thrift investment” to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test.  The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association.

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

Restrictions on Dividends and Capital Distributions

The Savings Bank is subject to regulatory limitations on capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and some other distributions charged to the Savings Bank’s capital account. In general, the applicable regulation permits specified levels of capital distributions by a savings institution that meets at least its minimum capital requirements, so long as the Federal Reserve is provided with at least 30 days’ advance notice and has no objection to the distribution.

Under Federal Reserve capital distribution regulations, an institution is not required to file an application with, or to provide a notice to, the Federal Reserve if neither the institution nor the proposed capital distribution meets any of the criteria for any such application or notice as provided below. An institution will be required to file an application with the Federal Reserve if the institution is not eligible for expedited treatment by the Federal Reserve; if the total amount of all its capital distributions for the applicable calendar year exceeds the net income for that year to date plus the retained net income (net income less capital distributions) for the preceding two years; if it would not be at least adequately capitalized following the distribution; or if its proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the Federal Reserve. By contrast, only notice to the Federal Reserve is required for an institution that is not required to file an application as provided in the preceding sentence, if it would not be well capitalized following the distribution; if the association’s proposed capital distribution would reduce the amount of or retire any part of its common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under Federal Reserve regulations; or if the association is a subsidiary of a savings and loan holding company. The Savings Bank is a subsidiary of a savings and loan holding company and, therefore, is subject to the 30-day advance notice requirement. As of December 31, 2011, the Savings Bank had $73.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

As members, the Banks are mandated to purchase and maintain membership stock in the FHLB-NY based on their respective asset sizes. In addition, for all borrowing activity, the Banks are required to purchase or redeem shares of FHLB-NY non-marketable capital stock at par. Pursuant to this requirement, at December 31, 2011, the Savings Bank was required to maintain $30.2 million of FHLB-NY stock, and the Commercial Bank was required to maintain $36,600 of FHLB-NY stock. The Banks were in compliance with these requirements at that time.

Assessments

Savings institutions are required by OCC regulations to pay assessments to the OCC to fund the operations of the OCC. The general assessment, paid on a semi-annual basis, as determined from time to time by the Director of the OCC, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly financial report. Based on the average balance of the Savings Bank’s total assets for the year ended December 31, 2011, the Savings Bank’s assessments were $0.7 million for that period.  The Commercial Bank is a New York State chartered commercial bank, and as such is required by the New York State Department of Financial Services to pay an annual assessment.  For the year ended December 31, 2011, the Commercial Bank paid an assessment of $56,000.

Branching

OCC regulations permit federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings associations to geographically diversify their loan portfolios and lines of business. The OCC authority preempts any state law purporting to regulate branching by federal savings institutions.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, the Savings Bank has an obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods located in the community. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The methodology used by the OCC for determining an institution’s compliance with the CRA focuses on three tests: (a) a lending test, to evaluate the institution’s record of making loans in its service areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the range of the institution’s services and the delivery of services through its branches, ATMs, and other offices. The Savings Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of August 3, 2009. Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions.  The CRA requires all institutions to make public disclosures of their CRA ratings. As a special purpose commercial bank, the Commercial Bank is not required to comply with the CRA.

Brokered Deposits

The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Savings Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2011, the Savings Bank had $444.8 million in brokered deposit accounts.

Capital Requirements

General.  The Savings Bank is required to maintain minimum levels of regulatory capital. The OCC is authorized to impose capital requirements in excess of these standards on a case-by-case basis.

Any institution that fails any of its applicable capital requirements is subject to possible enforcement actions by the OCC or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations and the appointment of a conservator or receiver. The OCC’ capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.  See “—Prompt Corrective Action.”

The OCC capital regulations create three capital requirements: leverage (core) capital, Tier 1 risk-based capital and total risk-based capital. At December 31, 2011, the Savings Bank’s capital levels exceeded applicable OCC capital requirements.  The three OCC capital requirements are described below.

Leverage and Core Capital Requirement.  The current OCC requirement for leverage and core capital (commonly referred to as core capital) is 5% of adjusted total assets to be considered well capitalized. Core capital includes common stockholders’ equity (including retained income), non-cumulative perpetual preferred stock and related surplus. At December 31, 2011, the Savings Bank’s core capital ratio was 9.63%.

OCC regulations limit the amount of servicing assets, together with purchased credit card receivables, includable in core capital to 100% of such capital, subject to limitations on fair value. At December 31, 2011, the Savings Bank had $0.1 million in capitalized servicing rights and no purchased credit card receivables.

Tier 1 Risk-Based Requirement.  The Tier 1 risk-based capital standard adopted by the OCC requires savings institutions to maintain a minimum ratio of 6% of core capital to risk-weighted assets to be considered well capitalized. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OCC for significant categories of assets are (1) 0% for cash and securities issued by the federal government or unconditionally backed by the full faith and credit of the federal government; (2) 20% for securities (other than equity securities) issued by federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (3) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans and certain qualifying multi-family mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC; and (4) 100% for all other loans and investments, including consumer loans, home equity loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.  At December 31, 2011, the Savings Bank’s Tier 1 risk-based capital ratio was 14.26%.

Total Risk-Based Requirement.  The Total risk-based capital standard adopted by the OCC requires savings institutions to maintain a minimum ratio of 10% of total capital to risk-weighted assets (as described above) to be considered well capitalized. Total capital consists of core capital, defined above, and supplementary capital, but excludes the effect of recognizing deferred taxes based upon future income after one year. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. At December 31, 2011, the Savings Bank’s total risk-based capital ratio was 15.32%.

The Commercial Bank is required to maintain minimum levels of regulatory capital, which are similar to those of the Savings Bank. At December 31, 2011, the Commercial Bank exceeded the regulatory capital requirements to be considered well capitalized, with leverage and core, tier 1 risk-based, and total risk-based capital ratios of 9.91%, 63.39%, and 63.39%, respectively.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and checking accounts) and non-personal time deposits. At December 31, 2011, the Banks were in compliance with these requirements.

The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OCC. Because required reserves must be maintained in the form of vault cash or an account at a Federal Reserve Bank directly or through another bank, the effect of this reserve requirement is to reduce an institution’s earning assets. The Federal Reserve Bank pays interest on deposits maintained at its bank at a rate that approximates the overnight federal funds rate. The amount of funds necessary to satisfy this requirement has not had a material effect on the Banks’ operations.

As a creditor and financial institution, the Savings Bank is also subject to additional regulations promulgated by the Federal Reserve Board, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the Truth in Lending Act.

Financial Reporting

The Savings Bank is required to submit independently audited annual reports to the FDIC and the OCC. These publicly available reports must include (a) annual financial statements prepared in accordance with accounting principles generally accepted in the United States and such other disclosures as required by the FDIC or the OCC and (b) a report, signed by the Savings Bank’s Chief Executive Officer and Chief Financial Officer which contains statements about the adequacy of internal controls and compliance with designated laws and regulations, and an opinion by independent auditors related thereto. The Commercial Bank is required to submit independently audited annual reports to the FDIC and New York State Banking Department.  The Banks are each required to monitor the foregoing activities through independent audit committees.

Standards for Safety and Soundness

The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (the “Community Development Act”), requires each federal bank regulatory agency to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OCC, jointly released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines, among other things, require savings institutions to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the institution’s business. The guidelines also establish general standards relating to loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits.  Savings institutions are required to maintain safeguards to prevent the payment of excessive compensation to an executive officer, employee, director or principal shareholder. The OCC may determine that a savings institution is not in compliance with the safety and soundness guidelines and, upon doing so, may require the institution to submit an acceptable plan to achieve compliance with the guidelines. An institution must submit an acceptable compliance plan to the OCC within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory actions. Management believes that the Savings Bank currently meets the standards adopted in the interagency guidelines.

Additionally, under FDICIA, as amended by the Community Development Act, federal banking agencies are required to establish standards relating to asset quality and earnings that the agencies determine to be appropriate. Effective October 1, 1998, the federal banking agencies, including the OCC, adopted guidelines relating to asset quality and earnings which require insured institutions to maintain systems, consistent with their size and the nature and scope of their operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and insure that earnings are sufficient to maintain adequate capital and reserves.

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

In addition, the Modernization Act calls for heightened privacy protection of customer information gathered by financial institutions. The OCC has enacted regulations implementing the privacy protection provisions of the Modernization Act. Under the regulations, each financial institution is to (1) adopt procedures to protect customers’ “non-public personal information,” (2) disclose its privacy policy, including identifying to customers others with whom it shares “non-public personal information,” at the time of establishing the customer relationship and annually thereafter, and (3) provide its customers with the ability to “opt-out” of having the financial institution share their personal information with affiliated third parties. The regulations became effective on November 13, 2000, with compliance voluntary prior to July 1, 2001. Management has reviewed and amended our privacy protection policy and believes we are in compliance with these regulations.

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

The federal banking agencies, including the OCC and the FDIC, adopted substantially similar regulations to implement Section 38 of the FDIA.  Under the regulations, an institution is deemed to be (1) “well capitalized” if it has total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a core capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a core capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a core capital ratio that is less than 4% (3% under certain circumstances), (4) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a core capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the

FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).  At December 31, 2011, each of the Banks met the criteria to be considered a “well capitalized” institution.

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

The FDIC adopted the Temporary Liquidity Guarantee Program to free up credit markets and maintain confidence in uninsured transaction accounts. The FDIC guaranteed senior unsecured debt issued between October 14, 2008 and October 31, 2009. The insurance will run through June 30, 2012. The annualized guarantee fee is a 75 basis point charge of the debt issued. All FDIC-insured institutions were eligible for the program, except “troubled” institutions and a small number of grandfathered savings and loan holding companies with commercial owners. The FDIC also provided full insurance coverage for non-interest bearing transaction accounts and NOW accounts with interest rates no higher than 50 basis points at insured institutions through December 31, 2009 under the TAGP. The cost was a 10 basis point annualized charge on amounts in excess of $250,000. Both programs had no cost for the first 30 days. After that, institutions remained in the program unless they notified the FDIC that they were opting out of one or both programs by December 12, 2008. For those institutions that opted out of the program, they were not allowed to opt back in. Participating banks in both programs are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk-taking. If the costs of the programs are not covered by the special fees, all FDIC-insured institutions will be assessed even if they did not participate in the programs. The Banks each opted to participate in these programs. On August 26, 2009, the FDIC adopted a final rule extending the TAGP through June 30, 2010. The extension increased the rate institutions will pay to 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution participating in the TAGP could elect to opt out on or before November 2, 2009. The Banks did not opt out, and therefore continued to participate in the TAGP through June 30, 2010.

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

The Stimulus Act required the Secretary of the Treasury to issue additional regulations governing executive compensation at institutions participating in the CPP. These regulations did not have a significant effect on our operations and, as noted above, we no longer had any outstanding obligations under the CPP as of December 30, 2009.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law.  The Reform Act is designed to restructure the nation’s system of financial regulations. The Reform Act includes numerous revisions to the existing structure of regulatory oversight of financial institutions, including, but not limited, to the following:

•	Abolished the Company’s then primary regulator, the OTS, which was merged into the OCC on July 21, 2011.

•	Required the OCC to issue rules and conduct studies on a wide range of subjects by July 21, 2011.

•	Amends the Truth in Lending Act to impose new standards for residential mortgage loan originations on all lenders.

•	Adoption of a number of investor protection measures, including enhancing the Securities and Exchange Commission’s (“SEC”) enforcement powers and creating an expanded whistleblower program.

•
Created a new Consumer Financial Protection Bureau to write consumer-protection rules for banks and nonbank financial firms and ensure that consumers are protected from unfair, deceptive or abusive practices.

•	Directed the FDIC to base deposit-insurance assessments on assets minus tangible capital instead of on domestic deposits.

•	Permanently increased FDIC deposit-insurance coverage to $250,000.

•	Provides unlimited FDIC insurance for noninterest bearing transaction accounts in all banks effective December 31, 2010 through December 31, 2012.

•	Allows banks to pay interest on business checking accounts.

•
Establishes a Financial Stability Oversight Council to identify potential risks to the financial stability of the United States posed by the activities of or financial distress of large, interconnected financial institutions.

•	Creates greater regulatory oversight of derivatives financial markets.

•	Imposed new restrictions and established an independent office of the SEC to improve regulation of credit rating agencies.

•	Required regulatory agencies to issue new rules governing incentive compensation paid by financial institutions.

•	Imposed new executive compensation and corporate governance requirements on public companies.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2011, our gross loan portfolio was $3,214.0 million, of which 91% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,391.2 million), commercial real estate ($580.8 million) and one-to-four family mixed-use property ($693.9 million), which combined represent 83% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, and commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, from time to time, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  At December 31, 2011, we had $25.9 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $58.5 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at December 31, 2011 was $84.4 million, or 2.6% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited

We utilize brokered certificates of deposit as an additional funding source and to assist in the management of our interest rate risk. The Savings Bank had $444.8 million, or 14.1% of total deposits, and $513.6 million, or 16.1% of total deposits, in brokered deposit accounts at December 31, 2011 and 2010, respectively.  We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Savings Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. The Savings Bank did not hold any brokered money market accounts at December 31, 2011.  The Savings Bank held $35.1 million in brokered money market accounts at December 31, 2010.

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

On July 21, 2010, President Obama signed the Reform Act into law.  The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  There are many provisions of the Reform Act which will be implemented through regulations to be adopted within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  The full impact of the changes in regulation will depend on new regulations that have yet to be written.  The new regulations could have a material adverse effect on our business, financial condition or results of operations.  Although it is not possible for us to determine at this time whether the Reform Act will have a material adverse effect on our business, financial condition or results of operations, we believe the following provisions of the Reform Act will have an impact on us:

•
New Primary Regulatory.  On July 21, 2011, the OTS, our then primary federal regulator, was eliminated and the OCC took over the regulation of all federal savings banks, such as the Savings Bank.  The Federal Reserve acquired the OTS’s authority over all savings and loan holding companies, such as the Holding Company, and became the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, we became subject to regulation, supervision and examination by two federal banking agencies, the OCC and the Federal Reserve, rather than just by the OTS, as was previously the case.  The Reform Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.  As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

•
Consolidated Holding Company Capital Requirements.  The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of newly-issued trust preferred securities as a component of Tier 1 Capital for depository institution holding companies of our size.  As a result, no later than the fifth anniversary of the effective date of the Reform Act, we will become subject to consolidated capital requirements to which we have not previously been subject.

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

The FDIC’s Recently Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations

On October 19, 2010, the FDIC Board adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act, rather than 1.15% by the end of 2016 (as required under the prior restoration plan).  Among other things, the new restoration plan provides that the FDIC will forego the uniform three basis point increases in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and maintains the current assessment rate schedule.  The FDIC intends to pursue further rulemaking regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as us) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.  In this connection, the FDIC Board recently approved a rule that will implement a provision in the Reform Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on total average assets less Tier 1 Capital (as defined for regulatory purposes).  The FDIC also lowered assessment rates, effective April 1, 2011, the new assessment base is based on assets rather than domestic deposits which is a much larger assessment base than in the past.  The range of the base assessment rates is 2.5 to 45 basis points, whereas the prior range was 7 to 77.5 basis points.  In addition, the FDIC Board approved setting the designated DIF reserve ratio at 2% as a long-term, minimum goal, adopt a lower assessment rate schedule when the reserve ratio reaches 1.15% and, in lieu of FDIC dividends, adopt progressively lower assessment rate schedules when the reserve ratio reaches 2% and 2.5%.  Another rule recently approved by the FDIC Board, which replaces a proposed rule approved by the FDIC on April 13, 2010, would revise the deposit insurance assessment system for insured depository institutions with over $10 billion in assets.  This rule is not directly applicable to us.

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

We May Experience Increased Delays in Foreclosure Proceedings

Foreclosure proceedings face increasing delays..  While we cannot predict the ultimate impact of any delay in foreclosure sales, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities.  Delays in foreclosure sales, including any delays beyond those currently anticipated, could increase the costs associated with our mortgage operations and make it more difficult for us to prevent losses in our loan portfolio.

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

The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market continued in 2011, although the downturn has slowed.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  The overall deterioration in economic conditions has subjected us to increased regulatory scrutiny.  In addition, further deterioration in national or local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.  These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities that we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not cause us to record an other-than-temporary impairment charge in our financial statements.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2011, we had goodwill with a carrying amount of $16.1 million.  Declines in the fair value of the reporting unit may result in a future impairment charge.  Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2011, we have a deferred tax asset of $34.2 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes.  Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2011, the Savings Bank conducted its business through 16 full-service offices and its internet branch, “iGObanking.com®”. The Commercial Bank conducted its business through three full-service branch offices which it shares with the Savings Bank. In January 2012, the Savings Bank opened its seventeenth full-service office. The Company’s executive offices are located in Lake Success, in Nassau County, NY.

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

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2011, we had approximately 796 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.  Our stock closed at $12.63 on December 30, 2011.  The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated.  Such prices do not necessarily reflect retail markups, markdowns, or commissions.  See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2011			2010
	High	Low	Dividend	High	Low	Dividend
First Quarter	$15.15	$13.57	$0.13	$13.86	$11.28	$0.13
Second Quarter	15.09	12.02	0.13	15.00	11.86	0.13
Third Quarter	13.57	10.00	0.13	13.42	10.51	0.13
Fourth Quarter	13.72	10.70	0.13	14.68	11.52	0.13

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	-	$-	-	1,000,000
November 1 to November 30, 2011	187,438	12.06	187,438	812,562
December 1 to December 31, 2011	74,600	12.38	74,600	737,962
Total	262,038	$12.15	262,038

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

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2011:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	975,640	$15.16	727,377

Equity compensation plans not approved by security holders	-	-	-

	975,640	$15.16	727,377

(1)	Consists of 1,380 shares available for future non-full value awards and 725,997 shares available for future full value awards.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2006 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

Total Return Performance
Index Value
125
100
75
50
25
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Flushing Financial Corporation
NASDAQ Composite
SNL Thrift
SNL Mid-Atlantic Thrift

The total return assumes $100 invested on December 31, 2006 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2010. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Flushing Financial Corporation	100.00	96.87	74.58	74.69	96.87	91.14
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Thrift	100.00	59.99	38.18	35.6	37.2	31.3
SNL Mid-Atlantic Thrift	100.00	82.33	68.23	65.08	74.72	57.65

Item 6. Selected Financial Data.

At or for the years ended December 31,	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$4,287,949	$4,324,745	$4,143,246	$3,949,471	$3,354,519
Loans, net	3,198,537	3,248,630	3,200,159	2,960,662	2,702,118
Securities available for sale	812,530	804,189	683,804	747,261	440,100
Deposits	3,146,245	3,190,610	2,693,115	2,468,834	2,025,447
Borrowed funds	685,139	708,683	1,060,245	1,138,949	1,072,551
Total stockholders' equity	416,911	390,045	360,144	301,492	233,654
Common stockholders' equity	416,911	390,045	360,144	231,492	233,654
Book value per common share (1)	$13.49	$12.48	$11.57	$10.70	$10.96

Selected Operating Data
Interest and dividend income	$224,498	$229,628	$230,061	$216,701	$193,562
Interest expense	76,723	91,767	115,275	128,972	122,624
Net interest income	147,775	137,861	114,786	87,729	70,938
Provision for loan losses	21,500	21,000	19,500	5,600	-
Net interest income after provision for loan losses	126,275	116,861	95,286	82,129	70,938
Non-interest income:
Net gains on sales of securities and loans	511	7	1,613	354	700
Other-than-temporary credit impairment charge on securities	(1,578)	(2,045)	(5,894)	(27,575)	(4,710)
Net gain from fair value adjustments	1,960	47	4,968	20,090	2,685
Other income	9,388	10,291	10,268	14,099	11,578
Total non-interest income	10,281	8,300	10,955	6,968	10,253
Non-interest expense	77,739	70,385	64,909	54,781	50,076
Income before income tax provision	58,817	54,776	41,332	34,316	31,115
Income tax provision	23,469	15,941	15,771	12,057	10,930
Net income	$35,348	$38,835	$25,561	$22,259	$20,185

Basic earnings per common share (2)	$1.15	$1.28	$0.91	$1.10	$1.02
Diluted earnings per common share (2)	$1.15	$1.28	$0.91	$1.09	$1.01
Dividends declared per common share (2)	$0.52	$0.52	$0.52	$0.52	$0.48
Dividend payout ratio	45.2%	40.6%	57.1%	47.3%	47.1%

(Footnotes on the following page)

At or for the years ended December 31,	2011		2010		2009		2008		2007

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.82%		0.92%		0.63%		0.62%		0.66%
Return on average equity	8.76		10.32		7.80		9.55		9.15
Average equity to average assets	9.36		8.89		8.06		6.54		7.19
Equity to total assets	9.72		9.02		8.69		7.63		6.97
Interest rate spread	3.46		3.27		2.76		2.43		2.23
Net interest margin	3.61		3.43		2.96		2.60		2.44
Non-interest expense to average assets	1.80		1.66		1.60		1.54		1.63
Efficiency ratio	49.18		47.37		51.76		55.11		60.20
Average interest-earning assets to average interest-bearing liabilities	1.08	x	1.07	x	1.07	x	1.04	x	1.05	x

Regulatory capital ratios: (3)
Core capital (well capitailized = 5%)	9.63%		9.18%		8.84%		7.92%		7.27%
Tier 1 risk-based capital (well capitalized =6%)	14.26		13.07		12.78		12.57		10.76
Total risk-based capital (well capitalized =10%)	15.32		13.98		13.49		13.02		11.20

Asset quality ratios:
Non-performing loans to gross loans (4)	3.65%		3.44%		2.60%		1.35%		0.22%
Non-performing assets to total assets (5)	2.87		2.75		2.19		1.03		0.18
Net charge-offs to average loans	0.59		0.42		0.33		0.04		0.02
Allowance for loan losses to gross loans	0.94		0.85		0.63		0.37		0.25
Allowance for loan losses to total non-performing assets (5)	24.63		23.31		22.39		27.09		112.57
Allowance for loan losses to total non-performing loans (4)	25.84		24.71		24.38		27.59		112.57

Full-service customer facilities	16		15		15		14		14

(1)
Calculated by dividing common stockholders’ equity of $416.9 million and $390.0 million at December 31, 2011 and 2010, respectively, by 30,904,177 and 31,255,934 shares outstanding at December 31, 2011 and 2010, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

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

General

We are a Delaware corporation organized in May 1994 at the direction of the Savings Bank. The Savings Bank was organized in 1929 as a New York State chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank in 1995. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency (“OCC”).  The Banks’ deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”).  The Savings Bank owns four subsidiaries: Flushing Commercial Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

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

During 2006, the Savings Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2011, the business banking unit had $251.9 million in loans outstanding and $68.7 million of customer deposits.

On November 27, 2006, the Savings Bank launched an internet branch, iGObanking.com®, which provides us access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications. As of December 31, 2011, the internet branch had $470.6 million of customer deposits.

During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank is not considered an eligible bank or trust company for this purpose.  The Commercial Bank does not originate loans.  As of December 31, 2011, Flushing Commercial Bank had $591.0 million of customer deposits.

On December 19, 2008, under the Troubled Asset Relief Program (“TARP”), we entered into a Letter Agreement (including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, the “Purchase Agreement”) with the United States Department of the Treasury (the “U.S. Treasury”) pursuant to which we issued and sold to the U.S. Treasury (i) 70,000 shares of the our Fixed Rate Cumulative Perpetual Preferred Stock Series B having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), and (ii) a ten-year warrant (the “Warrant”) to purchase up to 751,611 shares of the our common stock, par value $0.01 per share, at an initial price of $13.97 per share, for an aggregate purchase price of $70.0 million in cash. The Series B Preferred Stock qualified as Tier 1 Capital under the risk-based capital guidelines of the Office of Thrift Supervision (“Tier 1 Capital”) and paid cumulative dividends at a rate of 5% per annum. Dividends were payable on the Series B Preferred Stock quarterly and were payable on February 15, May 15, August 15 and November 15 of each year. The Series B Preferred Stock had no maturity date and ranked senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation and winding up of the Company. The Warrant would have expired ten years from the issuance date and was immediately exercisable and transferable. The Purchase Agreement contained limitations on the payment of dividends on and the repurchase of our common stock and certain preferred stock.  The Purchase Agreement also required that, until such time as the U.S. Treasury ceased to own any securities acquired from us thereunder, we take all necessary action to ensure that benefit plans with respect to senior executive officers complied with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that has been issued and was in effect as of the date of issuance of the Series B Preferred Stock and the Warrant and not adopt any benefit plans with respect to, or which cover, senior executive officers that do not comply with EESA. Our senior executive officers consented to the foregoing. During 2009, we issued, in a public offering, 9.3 million common shares for total consideration, after expenses, of $101.5 million. This public offering was a Qualified Equity Offering as defined in the Warrant. As a result of this Qualified Equity Offering, the number of shares of common stock underlying the Warrant was reduced by one-half. On October 28, 2009, we redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2009, we repurchased the Warrant for $0.9 million.

Overview

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit.Our results of operations depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, income earned on Bank Owned Life Insurance (“BOLI”), dividends on Federal Home Bank of New York (“FHLB-NY”) stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on real estate owned.

Management Strategy. Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential mortgage loans;

•	transition from a traditional thrift to a more ‘commercial-like’ banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors;

•	manage interest rate risk and capital: and

•	manage enterprise-wide risk.

There can be no assurance that we will be able to effectively implement this strategy. Our strategy is subject to change by the Board of Directors.

Multi-Family Residential Mortgage Lending.  In recent years, we have emphasized the origination of higher-yielding multi-family residential mortgage loans. During 2011 and 2010, we reduced our emphasis on one-to-four family – mixed-use property and commercial real estate lending. We expect to continue this emphasis on higher-yielding multi-family residential mortgage loans, while we continue to deemphasize one-to-four family mixed-use property and commercial real estate lending.

The following table shows loan originations and purchases during 2011, and loan balances as of December 31, 2011.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2011	Gross Loans
	(Dollars in thousands)
Multi-family residential	$249,010	$1,391,221	43.28%
Commercial real estate	7,070	580,783	18.07
One-to-four family ― mixed-use property	23,754	693,932	21.59
One-to-four family ― residential	24,075	220,431	6.86
Co-operative apartment	-	5,505	0.17
Construction	1,723	47,140	1.47
Small Business Administration	3,528	14,039	0.44
Taxi Medallion	30,832	54,328	1.69
Commercial Business and Other	71,211	206,614	6.43
Total	$411,203	$3,213,993	100.00%

At December 31, 2011, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 84.4% of our gross loans. Our concentration in these types of loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial real estate, construction and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

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

Maintain Asset Quality.  By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $18.9 million and $13.6 million for the years ended December 31, 2011 and 2010, respectively. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Savings Bank on a monthly basis. We have sold and may continue to sell delinquent mortgage loans. We sold 44 delinquent mortgage loans totaling $28.9 million and 20 delinquent mortgage loans totaling $8.8 million during the years ended December 31, 2011 and 2010, respectively. We recorded net charge-offs of $3.7 million and $0.7 million to the allowance for loan losses for the non-performing loans that were sold during 2011 and 2010, respectively. We realized gross gains of $167,000 and $21,000 on the sale of non-performing mortgage loans for the years ended December 31, 2011 and 2010, respectively.  We realized gross losses of $3,000 on the sale of non-performing mortgage loans for the year ended December 31, 2010. We did not record any gross losses for the year ended December 31, 2011. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $123.2 million and $118.8 million at December 31, 2011 and 2010, respectively. Non-performing assets as a percentage of total assets were 2.87% and 2.75% at December 31, 2011 and 2010, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have a business banking operation that we designed specifically to develop full business relationships thereby bringing in lower cost checking and money market deposits. At December 31, 2011, deposits balances in the business sector are $68.7 million. We also have an internet branch, “iGObanking.com®”, as a division of the Savings Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $470.6 million at December 31, 2011, at rates lower than our current certificates of deposit base and borrowings. The Savings Bank’s wholly owned subsidiary, Flushing Commercial Bank, is a New York State chartered commercial bank, formed for the limited purpose of accepting municipal deposits and state funds, including certain court ordered funds from New York State Courts as an additional source of deposits. At December 31, 2011, deposits in Flushing Commercial Bank totaled $591.0 million at rates below our average cost of funds.  We also obtain deposits through brokers and the CDARS® network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Banks are members of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. During 2011, we realized a decrease in Due to depositors of $46.8 million, as core deposits decreased $55.4 million while certificates of deposit increased $8.5 million. At the same time we were able to reduce our borrowed funds by $23.5 million.

Cross Sell to Lending and Deposit Customers. A significant portion of our lending and deposit customers do not have both their loans and deposits with us. We intend to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded and are expected to be further expanded in 2012 to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

Take Advantage of Market Disruptions to Attract Talent and Customers From Competitors. The New York City market place has been dominated by large institutions, many of which recently have run into difficult situations due to the recessionary environment.  During this time period we have been able to attract talent from such large commercial banks. That talent has brought with it significant business relationships. We have been able to see a larger number of strong companies that have been caught in a retrenchment by their existing large institution. We anticipate this environment remaining for some period of time.

We have in the past increased growth through acquisitions of financial institutions and branches of other financial institutions, and will continue to pursue growth through acquisitions that are, or are expected to be within a reasonable time frame, accretive to earnings, as well as evaluating the feasibility of opening additional branches.  We have in the past opened new branches.  One branch was opened in Brooklyn in the first quarter of 2012.  We plan to continue to seek and review potential acquisition opportunities that complement our current business, are consistent with our strategy to build a bank that is focused on the unique personal and small business banking needs of the multi-ethnic communities we serve.

Manage Interest Rate Risk and Capital. We seek to manage our interest rate risk by actively reviewing the repricing and maturities of our interest rate sensitive assets and liabilities.  The mix of loans we originate (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions.  We seek to manage the interest rate risk of our loan portfolio by actively managing our security portfolio and borrowings.  By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, we have the ability to manage the combined interest rate sensitivity of our assets.  Additionally, we seek to balance the interest rate sensitivity of our assets by managing the maturities of our liabilities.  The Savings Bank faces several minimum capital requirements imposed by the OCC.  These requirements limit the dividends the Savings Bank is allowed to pay to Flushing Financial Corporation, and can limit the annual growth of the Savings Bank.

Manage Enterprise-Wide Risk. We identify, measure and attempt to mitigate risks that affect, or have the potential to affect, our business. Due to the economic crisis and resulting increase in government regulation, there is greater demand for us to devote significant resources to risk management. In April 2010, a seasoned risk officer was hired to provide executive risk leadership, and an enterprise-wide risk management program was implemented. Several enterprise risk management analytical products have been implemented which include key risk indicators. Our management of enterprise-wide risk enables us to recognize and monitor risks and establish procedures to disseminate the risk information across our organization and to our Board of Directors. The objective is to have a more robust and focused risk management process capable of identifying and mitigating emerging threats to the Banks’ safety and soundness.

 Trends and Contingencies  Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates have declined from 2008 through 2011, we remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

The New York City metropolitan area, our primary market for lending, was generally considered to be in a recession from December 2007 through the middle of 2009.  In the New York City metropolitan area, building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. While the number of building permits increased in 2011, it remains below the level of 2007. The home price index for the New York City metropolitan area declined from the beginning of 2007 to the end of 2010 by approximately 16.8%, and decreased an additional 2.8% in 2011. The value of multi-family and commercial properties showed similar price movements. However, sale prices of multi-family properties increased in 2011. Sales of residential and commercial real estate in 2011 remained below the level of sales seen in 2007.

Building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. This resulted in increased unemployment and declining property values. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. While the national and local economies have shown signs of improvement since the middle of 2009, unemployment has remained at elevated levels of 8.8% and 8.6% in December 2011 and 2010, respectively, for the New York City region, according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This deterioration in the economy has resulted in the balance of our non-performing loans remaining at an elevated level. Non-performing loans totaled $117.4 million, $112.1 million and $83.4 million at December 31, 2011, 2010 and 2009, respectively. While non-performing loans have remained elevated, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. The deterioration in the economy also resulted in an increase in charge-offs from impaired loans, which increased to $18.9 million in 2011 from $13.6 million in 2010 and $10.4 million in 2009.  The majority of charge-offs we recorded were to reduce the carrying value of impaired loans to their fair value. We increased our provision for loan losses to $21.5 million in 2011 compared to $21.0 million in 2010 and $19.5 million in 2009. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

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

Since 2008, we have reduced our focus on commercial real estate and one-to-four family mixed-use residential property mortgage loans, which represented $300.6 million, or 50%, of our mortgage loan originations and purchases in 2008 compared to $30.8 million, or 8%, in 2011. In addition to reducing our focus on commercial real estate lending, we further reduced our origination of smaller commercial real estate properties. We also reduced our focus on construction lending, which we reduced from $30.7 million in advances on existing loans in 2008 to $1.7 million in advances on existing loans in 2011, and new construction loan approvals from $27.2 million in 2008 to none in 2011. We reduced our focus on these types of loans due to changes in market conditions, increasing delinquencies and losses incurred on delinquent loans associated with these types of loans.

We also shifted our focus in multi-family lending to larger properties. Our review of delinquent multi-family mortgage loans revealed that the majority of our delinquent multi-family mortgage loans were on smaller properties with fewer rental units. We concluded that the more units a property had to rent, the less likely vacancies would cause a disruption in the property’s cash flow.

While we primarily rely on originating our own loans, we purchased $19.1 million of loans in 2011 compared to $14.7 million in 2010 and $43.3 million in 2009. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The economic conditions we have experienced since the end of 2007 reduced loan demand in our market. In addition, the tightening of our underwriting standards and the shift in our lending focus also contributed to reducing our total loan originations and purchases. While we had not targeted a reduced level of loan originations for 2011 and 2010, the combination of the above events resulted in a decline in our loan originations to $411.2 million in 2011 from $416.5 million in 2010 and $500.6 million in 2009. The number of loans originated during this three year period also declined, while the average loan size increased during the same period.

During the three year period ended December 31, 2011, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 91.4% of our portfolio at December 31, 2011 compared to 91.0% at December 31, 2010 and 91.9% at December 31, 2009. Multi-family residential mortgage loans comprised 43.3%, 38.4% and 36.2% of our loan portfolio at December 31, 2011, 2010 and 2009, respectively. Commercial real estate mortgage loans comprised 18.1%, 20.3% and 21.4% of our loan portfolio at December 31, 2010, 2010 and 2009, respectively. One-to-four family mixed-use property mortgage loans comprised 21.6%, 22.4% and 23.2% of loan portfolio at December 31, 2011, 2010 and 2009, respectively. One-to-four family residential mortgage loans comprised 7.0%, 7.6% and 8.0% of loan portfolio at December 31, 2011, 2010 and 2009, respectively.

Due to depositors decreased $46.8 million in 2011 compared to increases of $497.0 million and $228.7 million in 2010 and 2009, respectively.  Lower-costing core deposits decreased $55.4 million in 2011 compared to increases of $206.9 million and $434.7 million during 2010 and 2009, respectively. Higher-costing certificates of deposit increased $8.5 million and $205.9 million during 2011 and 2010, respectively and decreased $205.9 million during 2009. Brokered deposits represented 14.1%, 16.1% and 16.0% of total deposits at December 31, 2011, 2010 and 2009, respectively.

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

During the year ended December 31, 2011, we extended the term of one business loan totaling $1.2 million, 34 mortgage loans totaling $54.9 million, and seven construction loans with total available lines of credit of $12.6 million, which we did not consider as non-performing loans nor troubled debt restructured. Each of these loans was extended in accordance with our lending policies, which required the loans to be fully underwritten, and that each of the borrowers is current as to payments. None of these borrowers was experiencing financial difficulties, and none received a below market interest rate or other favorable terms at the time the loans were extended.  Therefore, we did not consider these loans to be troubled debt restructured.

We attempt to pursue the guarantor on all loans for which a loss has been incurred and for which a guarantee was obtained, when, after considering the benefits and costs, we have concluded we will be successful in recovering at least a portion of the loss we incurred. The success of this pursuit is based on the assets the guarantor holds when we obtain a judgment.

During 2011, we sought performance under guarantees on nine business loans, seeking judgments in excess of $2.2 million, and nine real estate mortgage loans, seeking judgments in excess of $2.0 million. As of December 31, 2011, we had realized recoveries of less than $0.1 million on the business loans, and had not received any recoveries on the real estate mortgage loans. In addition, during the year ended December 31, 2011, we realized recoveries of less than $0.1 million on business loans and real estate mortgage loans for which we sought judgments prior to 2011. During 2010, we sought performance under guarantees on 26 business loans, seeking judgments in excess of $0.5 million, and ten real estate mortgage loans, seeking judgments in excess of $4.0 million. As of December 31, 2010, we had realized recoveries of $0.1 million on the business loans, and had not received any recoveries on the real estate mortgage loans. In addition, during the year ended December 31, 2010, we realized recoveries of $0.8 million on business loans for which we sought judgments during the year ended December 31, 2009.

During 2011 our net interest margin improved 18 basis points to 3.61% for the year ended December 31, 2011 from 3.43% for the comparable period in 2010.  This increase in the net interest margin resulted in a $9.9 million increase in net interest income to $147.8 million for the year ended December 31, 2011 from $137.9 million in the comparable period in 2010.  The improvement in the net interest margin for 2011 was primarily generated through a reduction in our funding costs, partially offset by a decline in the yield of our interest-earning assets.. During 2011 we reduced the average balance of borrowed by $170.8 million to $693.4 million for 2011 compared to $864.2 million for 2010. At the same time we increased the average balance of deposits by $199.7 million to $3,078.0 million for 2011 compared to $2,878.3 million for 2010.  As a result of these changes to our funding mix, and a favorable interest rate environment, we were able to reduce our cost of funds 42 basis points to 2.03% for the year ended December 31, 2011 from 2.45% for the year ended December 31, 2010.

We are unable to predict the direction of future interest rate changes. Approximately 35% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 52% and 30%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2011
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$240,004	$406,854	$1,099,785	$800,105	$294,599	$97,665	$2,939,012
Other loans	73,891	35,050	41,933	20,545	62,438	41,124	274,981
Short-term securities (1)	49,784	-	-	-	-	-	49,784
Securities available for sale:
Mortgage-backed securities	35,728	64,961	111,638	92,777	226,964	215,220	747,288
Other	22,369	11,144	2,039	8,959	9,021	11,710	65,242
Total interest-earning assets	421,776	518,009	1,255,395	922,386	593,022	365,719	4,076,307

Interest-Bearing Liabilities
Savings accounts	26,222	78,666	209,776	17,483	17,483	-	349,630
NOW accounts	-	-	-	-	-	919,029	919,029
Money market accounts	26,024	78,072	96,087	-	-	-	200,183
Certificate of deposit accounts	159,692	502,918	512,228	311,542	42,730	-	1,529,110
Mortgagors' escrow deposits	-	-	-	-	-	29,786	29,786
Borrowings	62,000	44,311	129,211	282,883	166,734	-	685,139
Total interest-bearing liabilities (2)	$273,938	$703,967	$947,302	$611,908	$226,947	$948,815	$3,712,877

Interest rate sensitivity gap	$147,838	$(185,958)	$308,093	$310,478	$366,075	$(583,096)	$363,430
Cumulative interest-rate sensitivity gap	$147,838	$(38,120)	$269,973	$580,451	$946,526	$363,430
Cumulative interest-rate sensitivity gap as a percentage of total assets	3.45%	-0.89%	6.30%	13.54%	22.07%	8.48%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	153.97%	96.10%	114.02%	122.88%	134.24%	109.79%

(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $118.5 million at December 31, 2011.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The OCC currently places its focus on the net portfolio value ratio, focusing on a rate shock up or down of 200 basis points. The OCC uses the change in Net Portfolio Value Ratio to measure the interest rate sensitivity of the Company. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2011. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2011, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2011	2010	2011	2010	2011	2010
-200 basis points	-1.24%	-4.64%	36.55%	7.37%	15.74%	10.93%
-100 basis points	-1.22	-2.13	18.28	5.49	13.97	10.79
Base interest rate	―	―	―	―	12.22	10.36
+100 basis points	-3.28	-3.21	-15.07	-14.06	10.76	9.13
+200 basis points	-6.42	-7.55	-28.79	-31.78	9.34	7.47

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2011				2010				2009
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,929,647	$176,777	6.03%		$2,956,514	$182,086	6.16%		$2,865,591	$182,132	6.36%
Other loans, net (1)(2)	290,970	14,677	5.04		281,977	15,383	5.46		220,304	12,185	5.53
Total loans, net	3,220,617	191,454	5.94		3,238,491	197,469	6.10		3,085,895	194,317	6.30
Mortgage-backed securities	749,347	30,999	4.14		673,000	30,246	4.49		690,181	33,430	4.84
Other securities	58,431	1,933	3.31		54,069	1,819	3.36		55,805	2,223	3.98
Total securities	807,778	32,932	4.08		727,069	32,065	4.41		745,986	35,653	4.78
Interest-earning deposits and federal funds sold	62,042	112	0.18		51,951	94	0.18		47,639	91	0.19
Total interest-earning assets	4,090,437	224,498	5.49		4,017,511	229,628	5.72		3,879,520	230,061	5.93
Other assets	220,931				217,039				186,087
Total assets	$4,311,368				$4,234,550				$4,065,607

Interest-bearing liabilities:
Deposits:
Savings accounts	$369,206	2,091	0.57		$413,657	3,334	0.81		$422,399	5,529	1.31
NOW accounts	838,648	6,610	0.79		683,390	7,511	1.10		373,854	5,906	1.58
Money market accounts	278,692	1,309	0.47		394,536	3,713	0.94		334,703	5,290	1.58
Certificate of deposit accounts	1,552,020	38,372	2.47		1,348,439	39,044	2.90		1,423,746	49,987	3.51
Total due to depositors	3,038,566	48,382	1.59		2,840,022	53,602	1.89		2,554,702	66,712	2.61
Mortgagors' escrow accounts	39,430	49	0.12		38,245	53	0.14		35,879	66	0.18
Total interest-bearing deposits	3,077,996	48,431	1.57		2,878,267	53,655	1.86		2,590,581	66,778	2.58
Borrowings	693,408	28,292	4.08		864,173	38,112	4.41		1,043,202	48,497	4.65
Total interest-bearing liabilities	3,771,404	76,723	2.03		3,742,440	91,767	2.45		3,633,783	115,275	3.17
Non interest-bearing demand deposits	107,278				88,238				76,559
Other liabilities	29,356				27,581				27,379
Total liabilities	3,908,038				3,858,259				3,737,721
Equity	403,330				376,291				327,886
Total liabilities and equity	$4,311,368				$4,234,550				$4,065,607

Net interest income / net interest rate spread (3)		$147,775	3.46%			$137,861	3.27%			$114,786	2.76%

Net interest-earning assets / net interest margin (4)	$319,033		3.61%		$275,071		3.43%		$245,737		2.96%

Ratio of interest-earning assets to interest-bearing liabilities			1.08	X			1.07	X			1.07	X

(1)	Average balances include non-accrual loans.
(2)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.3 million, $1.2 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Compared to			Compared to
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$(1,598)	$(3,711)	$(5,309)	$5,734	$(5,780)	$(46)
Other loans, net	487	(1,193)	(706)	3,355	(157)	3,198
Mortgage-backed securities	3,239	(2,486)	753	(816)	(2,368)	(3,184)
Other securities	142	(28)	114	(67)	(337)	(404)
Interest-earning deposits and federal funds sold	18	-	18	8	(5)	3
Total interest-earning assets	2,288	(7,418)	(5,130)	8,214	(8,647)	(433)

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(331)	(912)	(1,243)	(113)	(2,082)	(2,195)
NOW accounts	1,489	(2,390)	(901)	3,799	(2,194)	1,605
Money market accounts	(890)	(1,514)	(2,404)	829	(2,406)	(1,577)
Certificate of deposit accounts	5,511	(6,183)	(672)	(2,553)	(8,390)	(10,943)
Mortgagors' escrow accounts	2	(6)	(4)	3	(16)	(13)
Borrowings	(7,123)	(2,697)	(9,820)	(7,984)	(2,401)	(10,385)
Total interest-bearing liabilities	(1,342)	(13,702)	(15,044)	(6,019)	(17,489)	(23,508)

Net change in net interest income	$3,630	$6,284	$9,914	$14,233	$8,842	$23,075

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General.  Net income for the year ended December 31, 2011 was $35.3 million, an increase of $3.5 million or 8.98%, as compared to $38.8 million for the year ended December 31, 2010. Diluted earnings per common share were $1.15 for the year ended December 31, 2011, a decrease of $0.13, or 10.16%, from $1.28 in the year ended December 31, 2010. The year ended December 31, 2010 included a net tax benefit of $5.5 million, or $0.18 per diluted common share, due to a legislative change in the New York State and City bad debt deduction. Excluding this net tax benefit recorded in 2010, net income and diluted earnings per common shares would have increased $2.0 million and $0.05, respectively.

Return on average equity was 8.76% for the year ended December 31, 2011 compared to 10.32% for the year ended December 31, 2010. Return on average assets was 0.82% for the year ended December 31, 2011 compared to 0.92% for the year ended December 31, 2010.

Interest Income.  Interest income decreased $5.1 million, or 2.23%, to $224.5 million for the year ended December 31, 2011 from $229.6 million for the year ended December 31, 2010. The decrease in interest income was primarily due to a 23 basis point reduction in the yield of interest-earning assets to 5.49% for the year ended December 31, 2011 from 5.72% for the year ended December 31, 2010, partially offset by a $72.9 million increase in the average balance of interest-earning assets to $4,090.4 million for the year ended December 31, 2011 from $4,017.5 million for the year ended December 31, 2010. The 23 basis point decline in the yield of interest-earning assets was primarily due to a 16 basis point reduction in the yield of the loan portfolio to 5.94% for the twelve months ended December 31, 2011 from 6.10% for the twelve months ended December 31, 2010, combined with a 33 basis point decline in the yield on total securities to 4.08% for the twelve months ended December 31, 2011 from 4.41% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $90.8 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the twelve months ended December 31, 2011, both of which have a lower yield than the yield of total interest-earning assets. The 16 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations. The 33 basis point decrease in the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 13 basis points to 6.03% for the twelve months ended December 31, 2011 from 6.16% for the twelve months ended December 31, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 15 basis points to 5.95% for the twelve months ended December 31, 2011 from 6.10% for the twelve months ended December 31, 2010.

Interest Expense. Interest expense decreased $15.0 million, or 16.39%, to $76.7 million for the year ended December 31, 2011 from $91.8 million for the year ended December 31, 2010. The decrease in the cost of interest-bearing liabilities is primarily attributable to a 42 basis point reduction in the cost of interest-bearing liabilities to 2.03% for the year ended December 31, 2011 from 2.45% for the year ended December 31, 2010, partially offset by a $29.0 million increase in the average balance of interest-bearing liabilities to $3,771.4 million for the year ended December 31, 2011 from $3,742.4 million for the year ended December 31, 2010. The 42 basis point decrease in the cost of interest-bearing liabilities is primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 43 basis points, 47 basis points, 24 basis points and 31 basis points, respectively, for the twelve months ended December 31, 2011 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 30 basis points to 1.59% for the twelve months ended December 31, 2011 from 1.89% for the twelve months ended December 31, 2010. The cost of borrowed funds decreased 33 basis points to 4.08% for the twelve months ended December 31, 2011 from 4.41% for the twelve months ended December 31, 2010 with the average balance decreasing $170.8 million to $693.4 million for the twelve months ended December 31, 2011 from $864.2 million for the twelve months ended December 31, 2010.

Net Interest Income. Net interest income for the year ended December 31, 2011 totaled $147.8 million, an increase of $9.9 million, or 7.19%, from $137.9 million for 2010.  The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $72.9 million, to $4,090.4 million for the year ended December 31, 2011, combined with an increase in the net interest spread of 19 basis points to 3.46% for the year ended December 31, 2011.  The yield on interest-earning assets decreased 23 basis points to 5.49% for the year ended December 31, 2011 from 5.72% for the year ended December 31, 2010. However, this was more than offset by a decline in the cost of funds of 42 basis points to 2.03% for the year ended December 31, 2011 from 2.45% for the prior year. The net interest margin improved 18 basis points to 3.61% for the year ended December 31, 2011 from 3.43% for the year ended December 31, 2010. Excluding prepayment penalty income, the net interest margin would have been 3.55% and 3.39% for the years ended December 31, 2011 and 2010, respectively.

Provision for Loan Losses.  A provision for loan losses of $21.5 million was recorded for the year ended December 31, 2011 compared to $21.0 million recorded in the year ended December 31, 2010. During the twelve months ended December 31, 2011, non-performing loans increased $5.3 million to $117.4 million from $112.1 million at December 31, 2010. Net charge-offs for the twelve months ended December 31, 2011 totaled $18.9 million. The current loan to value ratio for our non-performing loans collateralized by real estate was 58.0% at December 31, 2011. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in 2011, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $21.5 million provision for possible loan losses for the twelve months ended December 31, 2011.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2011 was $10.3 million, an increase of $2.0 million from $8.3 million for the twelve months ended December 31, 2010.  The increase in non-interest income was primarily due to a $1.9 million increase in net gains recorded from fair value adjustments, a $0.5 million increase in net gains on the sale of loans and a decrease of $0.5 million in other-than-temporary impairment (“OTTI”) charges recorded during the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. These increases were partially offset by a $0.6 million decrease in other income and a $0.6 million decrease in dividends received from the FHLB-NY during the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010.

Non-Interest Expense. Non-interest expense was $77.7 million for the twelve months ended December 31, 2011, an increase of $7.4 million, or 10.5%, from $70.4 million for the twelve months ended December 31, 2010. The increase was primarily due to the growth of the Bank over the past year, which included the opening of a new branch in January 2011, an increase in stock based compensation expense, and an increase in other real estate owned/foreclosure expense. Salaries and benefits increased $3.5 million for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010 due to a new branch, employee salary increases as of January 1, 2011, and increases in stock based compensation, payroll taxes, and employee medical and retirement costs, while professional services and data processing increased $0.4 million and $0.5 million, respectively. In addition, other real estate owned/foreclosure expense and other operating expense for the twelve months ended December 31, 2011 increased $1.3 million and $1.7 million, respectively, compared to the twelve months ended December 31, 2010. The efficiency ratio was 49.2% for the twelve months ended December 31, 2011 compared to 47.4% for the twelve months ended December 31, 2010.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2011 increased $7.5 million to $23.5 million, compared to $15.9 million for the year ended December 31, 2010.  The year ended December 31, 2010 included a net tax benefit of $5.5 million, due to a legislative change in the New York State and City bad debt deduction. The remainder of the increase was primarily attributed to the increase of $4.0 million in income before income taxes.

The effective tax rate was 39.9% and 29.1% for the years ended December 31, 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to the net income tax recapture during 2010 as a result of the legislation passed by the New York State legislature. Excluding this recapture, the effective tax rate for the year ended December 31, 2010 would have been 39.1%.

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

Interest Expense. Interest expense decreased $23.5 million, or 20.39%, to $91.8 million for the year ended December 31, 2010 from $115.3 million for the year ended December 31, 2009. The decrease in the cost of interest-bearing liabilities was primarily attributable to the Banks reducing the rates it pays on its deposit products and the Banks’ focus on increasing lower costing core deposits and reducing borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 61 basis points, 64 basis points, 50 basis points and 48 basis points, respectively, for the year ended December 31, 2010 compared to the same period in 2009.  This resulted in a decrease in the cost of Due to depositors of 72 basis points to 1.89% for the year ended December 31, 2010 from 2.61% for the year ended December 31, 2009. The cost of borrowed funds also decreased 24 basis points to 4.41% for the year ended December 31, 2010 from 4.65% for the year ended December 31, 2009. The combined average balances of lower-costing core deposits increased a total of $360.6 million for the year ended December 31, 2010 compared to the prior year, while the average balance of higher-costing certificates of deposits decreased $75.3 million for the year ended December 31, 2010 from the prior year. The average balance of borrowed funds declined $179.0 million to $864.2 million for the year ended December 31, 2010 from $1,043.2 million for the prior year, as the increase in deposits allowed us to decrease borrowed funds.

Net Interest Income. Net interest income for the year ended December 31, 2010 totaled $137.9 million, an increase of $23.1 million, or 20.10%, from $114.8 million for 2009.  The increase in net interest income was attributed to an increase in the average balance of interest-earning assets of $138.0 million, to $4,017.5 million for the year ended December 31, 2010, combined with an increase in the net interest spread of 51 basis points to 3.27% for the year ended December 31, 2010.  The yield on interest-earning assets decreased 21 basis points to 5.72% for the year ended December 31, 2010 from 5.93% for the year ended December 31, 2009. However, this was more than offset by a decline in the cost of funds of 72 basis points to 2.45% for the year ended December 31, 2010 from 3.17% for the prior year. The net interest margin improved 47 basis points to 3.43% for the year ended December 31, 2010 from 2.96% for the year ended December 31, 2009. Excluding prepayment penalty income, the net interest margin would have been 3.39% and 2.92% for the years ended December 31, 2010 and 2009, respectively.

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

Non-Interest Income.  Non-interest income decreased $2.7 million, or 24.24%, for the year ended December 31, 2010 to $8.3 million, as compared to $11.0 million for the year ended December 31, 2009.  The decrease in non-interest income was primarily due to a $4.9 million decline in net gains recorded from fair value adjustments and a $1.4 million decrease in net gains from the sale of securities for the year ended December 31, 2010 as compared to the year ended December 31, 2009. These reductions to non-interest income were partially offset by a $3.9 million decrease in OTTI charges recorded during the year ended December 31, 2010 from the prior year.

Non-Interest Expense. Non-interest expense was $70.4 million for the year ended December 31, 2010, an increase of $5.5 million, or 8.44%, from $64.9 million for the year ended December 31, 2009. Salary and employee benefits, occupancy and equipment expense, professional services and other operating expense increased $4.9 million, $0.4 million, $0.6 million and $1.1 million, respectively, which was primarily attributed to the growth of the Company. FDIC insurance decreased $1.5 million from the prior year, primarily due to a $2.0 million special assessment levied by the FDIC during the year ended December 31, 2009 partially offset by an increase in deposits during the year ended December 31, 2010. The efficiency ratio improved to 47.37% for the year ended December 31, 2010 from 51.76% for the year ended December 31, 2009.

Income Tax Provision.  Income tax expense for the year ended December 31, 2010 increased $0.2 million to $15.9 million, compared to $15.8 million for the year ended December 31, 2009.  This increase was primarily attributed to the increase of $13.4 million in income before income taxes offset by the effect of the New York State legislature passing a significant change to New York State and City tax law for thrifts, such as the Savings Bank, by eliminating the long-standing "percentage of taxable income" as a method for determining bad debt deductions. The change in the tax law also eliminated the requirement to recapture tax bad debt reserves if a thrift failed to meet the definition of a thrift institution under New York State and City tax law.

The Savings Bank historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank had consistently stated its intention to convert to a more “commercial-like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank had recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability was no longer required to be recaptured. As a result, the Savings Bank had reversed approximately $5.5 million of net tax liabilities through income during the year ended December 31, 2010.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2011, the Savings Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2011, the Savings Bank may borrow up to $1,286.4 million from the FHLB-NY in Federal Home Loan advances and overnight lines of credit. As of December 31, 2011, the Savings Bank had $478.5 million in FHLB-NY advances. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $26.3 million (which are included in Borrowed Funds) and the Savings Bank had $185.3 million in repurchase agreements to fund lending and investment opportunities. (See Note 8 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $55.7 million, an increase of $7.9 million from December 31, 2010. We also held marketable securities available for sale with a market value of $812.5 million at December 31, 2011.

At December 31, 2011, we had commitments to extend credit (principally real estate mortgage loans) of $59.5 million and open lines of credit for borrowers (principally home equity loan lines of credit) of $38.1 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2011 were $76.7 million and $77.7 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2011, we made contributions to the employee pension plan totaling $2.7 million, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. We expect to pay similar amounts for these plans in 2012. (See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 4.25% for 2011. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2011, our employee pension plan and medical and life insurance plan have unrecognized losses of $12.2 million and $1.0 million, respectively.  The non-employee director plan has a $0.4 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years and the net decline in the market value of the pension plan’s investments. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years.   In addition, the non-employee director pension plan has an unrecognized past service liability of $0.3 million due to plan amendments in prior years and the medical and life insurance plan have a $0.9 million past service credit due to plan amendments.  The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2011. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $6.9 million as of December 31, 2011.

The change in the discount rate, the reduction in medical premiums and discontinued life insurance benefits to future retirees are the only significant changes made to the assumptions used for these plans for each of three years ended December 31, 2011. During the year ended December 31, 2011 the actual return on the employee pension plan assets was approximately half of the assumed return used to determine the periodic pension expense for that year. During the years ended December 31, 2010 and 2009 the actual return approximated the assumed return used for each respective year.

The market value of the assets of our employee pension plan is $15.4 million at December 31, 2011, which is $5.7 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2011, funds provided by the Company's operating activities amounted to $64.7 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During 2011, due to a reduction in the level of loan originations, the net total of loan originations and purchases less loan repayments and sales was a $21.5 million inflow of cash. During 2011, the Company had $157.7 million in purchases of securities available for sale.  During 2011, additional funds were provided by $162.6 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  These increases funded a $45.6 million decrease in deposits and a $12.6 million decrease in borrowed funds. The Company also used funds of $15.9 million and $7.7 million for dividend payments and purchases of treasury stock, respectively, during 2011.

At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by their primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. The balance of the liquidation account at December 31, 2011 was $1.5 million. In the unlikely event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Savings Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Savings Bank’s regulatory capital to be reduced below the amount required for the liquidation account. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator became the OCC and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Prior to July 21, 2011, unlike the Savings Bank, Flushing Financial Corporation was not subject to regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. However, Flushing

Financial Corporation was subject, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. With the Federal Reserve becoming Flushing Financial Corporation’s primary regulator, Flushing Financial Corporation became subject to the same regulatory restrictions on the declaration of dividends as the Savings Bank.

Regulatory Capital Position.  Under applicable regulatory capital regulations, the Banks are required to comply with each of three separate capital adequacy standards: leverage capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the OCC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2011 and 2010, each of the Banks exceeded each of their three regulatory capital requirements. (See Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with

ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2011, financial assets and financial liabilities with fair values of $68.7 million and $26.3 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale and are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2011 and 2010, we recorded other-than-temporary impairment charges of $1.6 million and $2.0 million, respectively, for certain pooled trust preferred securities and private issue collateralized mortgage obligations.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The private label collateralized mortgage obligations for which other-than-temporary impairment charges were recorded in 2011 and 2010 were valued using a Level 2 input. The pooled trust preferred securities for which other-than-temporary impairment charges were recorded in 2010 were valued using a Level 3 input.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2011 and 2010 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Borrowings	$685,139	$314,311	$129,211	$212,883	$28,734
Deposits	3,146,245	2,279,745	512,228	311,542	42,730
Loan commitments	78,606	78,606	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	35,561	3,565	7,034	5,851	19,111
Purchase obligations	13,342	4,420	4,929	3,993	-
Pension and other postretirement benefits	13,693	913	956	1,043	10,781
Deferred compensation plans	8,690	499	862	862	6,467
Total	$3,981,276	$2,682,059	$655,220	$536,174	$107,823

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

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2011, we had commitments to extend credit and lines of credit of $97.6 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2011, the Savings Bank had sixteen branches, ten of which are leased, and the Commercial Bank utilized space within three of the Savings Bank’s branch offices. The Savings Bank leases its branch locations primarily when it is not the sole tenant. Whether the Savings Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. In January 2012, the Savings Bank opened its seventeenth full service office.

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

We currently provide a non-qualified deferred compensation plan for officers who have achieved the level of at least senior vice president (certain officers who had achieved the level of at least vice president are included in this plan under previously existing guidelines). In addition to the amounts deferred by the officers, we match 50% of their contributions, generally up to a maximum of 5% of the officer’s salary. These plans generally require the deferred balance to be credited with earnings at a rate earned by certain mutual funds. Through December 31, 2011, employees could not receive a distribution from these plans until their employment is terminated. The amounts shown in the columns for less than five years represent the estimate of the amounts we will contribute to a rabbi trust with respect to matching contributions under these plans, and the amounts to be paid from the rabbi trust to two executives who have retired. The amount shown in the “More Than 5 Years” column represents the current accrued liability for these plans, adjusted for the activity in the columns for less than five years. This expense is provided in the Consolidated Statements of Income, and the liability has been provided in the Consolidated Statements of Financial Condition.

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

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition. See Note 3 of Notes to Consolidated Financial Statements “Loans.”

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Financial Condition
	December 31,	December 31,
	2011	2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$55,721	$47,789
Securities available for sale:
Mortgage-backed securities (including assets pledged of $595,631 and $608,890 at December 31, 2011 and 2010, respectively; $37,787 and $51,475 at fair value pursuant to the fair value option at December 31, 2011 and 2010, respectively)	747,288	754,077
Other securities ($30,942 and $21,574 at fair value pursuant to the fair value option at December 31, 2011 and 2010, respectively)	65,242	50,112
Loans	3,228,881	3,276,329
Less: Allowance for loan losses	(30,344)	(27,699)
Net loans	3,198,537	3,248,630
Interest and dividends receivable	17,965	19,475
Bank premises and equipment, net	24,417	23,041
Federal Home Loan Bank of New York stock	30,245	31,606
Bank owned life insurance	83,454	76,129
Goodwill	16,127	16,127
Core deposit intangible, net	937	1,405
Other assets	48,016	56,354
Total assets	$4,287,949	$4,324,745

Liabilities
Due to depositors:
Non-interest bearing	$118,507	$96,198
Interest-bearing	2,997,952	3,067,097
Mortgagors' escrow deposits	29,786	27,315
Borrowed funds ($26,311 and $32,226 at fair value pursuant to the fair value option at December 31, 2011 and 2010, respectively)	499,839	542,683
Securities sold under agreements to repurchase	185,300	166,000
Other liabilities	39,654	35,407
Total liabilities	3,871,038	3,934,700

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares and 31,255,934 shares issued at December 31, 2011 and 2010, respectively; 30,904,177 shares and 31,255,934 shares outstanding at December 31, 2011 and 2010, respectively)	315	313
Additional paid-in capital	195,628	189,348
Treasury stock, at average cost (626,418 shares and none at December 31, 2011 and 2010, respectively)	(7,355)	-
Retained earnings	223,510	204,128
Accumulated other comprehensive income (loss), net of taxes	4,813	(3,744)
Total stockholders' equity	416,911	390,045

Total liabilities and stockholders' equity	$4,287,949	$4,324,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$191,454	$197,469	$194,317
Interest and dividends on securities:
Interest	32,121	31,252	34,523
Dividends	811	813	1,130
Other interest income	112	94	91
Total interest and dividend income	224,498	229,628	230,061

Interest expense
Deposits	48,431	53,655	66,778
Other interest expense	28,292	38,112	48,497
Total interest expense	76,723	91,767	115,275

Net interest income	147,775	137,861	114,786
Provision for loan losses	21,500	21,000	19,500
Net interest income after provision for loan losses	126,275	116,861	95,286

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(9,365)	(7,130)	(17,454)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	7,787	5,085	11,560
Net OTTI charge recognized in earnings	(1,578)	(2,045)	(5,894)
Loan fee income	1,941	1,695	1,755
Banking services fee income	1,699	1,747	1,755
Net gain on sale of loans held for sale	343	-	208
Net gain on sale of loans	168	17	4
Net (loss) gain on sale of securities	-	(10)	1,401
Net gain from fair value adjustments	1,960	47	4,968
Federal Home Loan Bank of New York stock dividends	1,502	2,102	2,237
Bank owned life insurance	2,769	2,638	2,476
Other income	1,477	2,109	2,045
Total non-interest income	10,281	8,300	10,955

Non-interest expense
Salaries and employee benefits	38,262	34,785	29,934
Occupancy and equipment	7,803	7,246	6,874
Professional services	6,697	6,344	5,716
FDIC deposit insurance	4,378	4,889	6,407
Data processing	4,458	3,996	4,121
Depreciation and amortization of premises and equipment	3,185	2,795	2,663
Other real estate owned / foreclosure expense	2,471	1,194	950
Other operating expenses	10,485	9,136	8,244
Total non-interest expense	77,739	70,385	64,909

Income before income taxes	58,817	54,776	41,332

Provision for income taxes
Federal	17,749	19,343	12,187
State and local	5,720	(3,402)	3,584
Total provision for income taxes	23,469	15,941	15,771

Net income	$35,348	$38,835	$25,561

Preferred dividends and amortization of issuance costs	$-	$-	$4,443
Net income available to common shareholders	$35,348	$38,835	$21,118

Basic earnings per common share	$1.15	$1.28	$0.91
Diluted earnings per common share	$1.15	$1.28	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Preferred Stock
Balance, beginning of year	$-	$-	$1
Preferred shares redeemed (70,000 preferred shares for the year ended December 31, 2009)	-	-	(1)
Balance, end of year	-	-	-

Common Stock
Balance, beginning of year	313	311	216
Shares issued upon the exercise of stock options (155,061, 37,054 and 96,742 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	1	1	1
Shares issued upon vesting of restricted stock unit awards (119,600, 87,821 and 78,598 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	1	1	1
Shares issued in common stock offering (9,330,010 common shares for the year ended December 31, 2009)	-	-	93
Balance, end of year	315	313	311

Additional Paid-In Capital
Balance, beginning of year	189,348	185,842	150,662
Amortization of preferred stock issuance costs, net	-	-	109
Preferred shares redeemed (70,000 preferred shares for the year ended December 31, 2009)	-	-	(69,597)
Award of common shares released from Employee Benefit Trust (144,312, 134,124 and 169,353 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	1,541	1,167	886
Shares issued upon vesting of restricted stock unit awards (127,653, 103,109 and 95,779 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	1,668	1,394	1,513
Options exercised (155,061, 74,340 and 97,642 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	1,825	446	669
Stock-based compensation activity, net	954	487	340
Stock-based income tax (provision) benefit	292	12	(184)
Shares issued in common stock offering (9,330,010 common shares for the year ended December 31, 2009)	-	-	101,444
Balance, end of year	195,628	189,348	185,842

Continued
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Treasury Stock
Balance, beginning of year	$-	$(36)	$-
Purchases of common shares outstanding (624,088 common shares for the year ended December 31, 2011)	(7,316)	-	-
Issuance upon exercise of stock options (23,249, 37,266 and 26,458 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	326	515	268
Repurchase of restricted stock awards to satisfy tax obligations (29,838, 26,443 and 22,186 common shares for the years ended December 31, 2011, 2010 and 2009, respectively	(406)	(347)	(232)
Shares issued upon vesting of restricted stock unit awards (8,053, 18,583 and 17,181 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	95	238	179
Purchase of common shares to fund options exercised (3,794, 26,011 and 24,848 common shares for the years ended December 31, 2011 2010 and 2009 , respectively)	(54)	(370)	(251)
Balance, end of year	(7,355)	-	(36)

Unearned Compensation
Balance, beginning of year	-	(575)	(1,300)
Release of shares from Employee Benefit Trust (168,759 and 212,314 common shares for the years ended December 31, 2010 and 2009, respectively)	-	575	725
Balance, end of year	-	-	(575)

Retained Earnings
Balance, beginning of year	204,128	181,181	172,216
Net income	35,348	38,835	25,561
Stock options exercised (23,129, 74,320 and 25,558 common shares for the years ended December 31, 2011, 2010 and 2009, respectively)	(50)	(92)	(52)
Shares issued upon vesting of restricted stock unit awards (7,853, 3,295 common shares for the years ended December 31, 2011, and 2010, respectively)	(6)	(8)	-
Cash dividends declared and paid on common shares ($0.52 per share for each of the years ended December 31, 2011, 2010 and 2009, respectively)	(15,910)	(15,788)	(11,985)
Cash dividends declared and paid on preferred shares (5.00% cumulative preferred dividends for the year ended December 31, 2009)	-	-	(3,004)
Amortization of preferred stock issuance costs including deemed dividend upon redemption of preferred shares	-	-	(1,555)
Balance, end of year	223,510	204,128	181,181

Continued
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance, beginning of year	$(3,744)	$(6,579)	$(20,303)
Amortization of prior service costs (credit), net of taxes of $20, $20 and ($21) for the years ended December 31, 2011, 2010 and 2009, respectively	(25)	(25)	26
Amortization of net actuarial losses, net of taxes of ($243), ($140) and ($135) for the years ended December 31, 2011, 2010 and 2009, respectively	311	175	168
Unrecognized actuarial (losses) gains, net of taxes $1,932, $513 and ($178) for years ended December 31, 2011, 2010 and 2009, respectively	(2,505)	(715)	203
Unrecognized prior service credit, net of taxes ($512) for December 31, 2009	-	-	641
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($7,706), ($1,810) and ($8,231) for the years ended December 31, 2011, 2010 and 2009, respectively	9,890	2,249	10,187
Reclassification adjustment for losses included in net income, net of taxes of approximately ($692), ($904) and ($1,994) for the years ended December 31, 2011, 2010 and 2009, respectively	886	1,151	2,499
Balance, end of year	4,813	(3,744)	(6,579)

Total Stockholders' Equity	$416,911	$390,045	$360,144

Comprehensive Income
Net income	$35,348	$38,835	$25,561
Other comprehensive income, net of tax
Unrecognized actuarial (losses) gains	(2,505)	(715)	203
Unrecognized prior service credit	-	-	641
Amortization of actuarial losses	311	175	168
Amortization of prior service costs (credit)	(25)	(25)	26
OTTI charges included in income	886	1,145	3,278
Reclassification adjustment for losses (gains) included in income	-	6	(779)
Unrealized gains on securities	9,890	2,249	10,187
Comprehensive income	$43,905	$41,670	$39,285

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities

Net income	$35,348	$38,835	$25,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,500	21,000	19,500
Depreciation and amortization of premises and equipment	3,185	2,795	2,663
Origination of loans held for sale	(3,865)	-	(2,005)
Proceeds from sale of loans held for sale	4,208	-	2,213
Net gain on sales of loans held for sale	(343)	-	(208)
Net gain on sales of loans (including delinquent loans)	(168)	(17)	(4)
Net loss (gain) on sales of securities	-	10	(1,401)
Other-than-temporary impairment charge on securities	1,578	2,045	5,894
Amortization of premium, net of accretion of discount	5,872	5,212	4,393
Fair value adjustment for financial assets and financial liabilities	(1,960)	(47)	(4,968)
Income from bank owned life insurance	(2,769)	(2,638)	(2,476)
Stock based compensation expense	2,686	2,249	2,067
Deferred compensation	512	244	1
Amortization of core deposit intangibles	468	469	468
Excess tax provision (benefits) from stock-based payment arrangements	(292)	(12)	184
Deferred income tax provision (benefit)	685	(8,041)	7,872
Net decrease (increase) in prepaid FDIC assesment	4,068	4,572	(15,815)
Increase in other assets	(1,638)	(4,402)	(11,662)
Increase (decrease) in other liabilities	(4,355)	4,913	(4,253)
Net cash provided by operating activities	64,720	67,187	28,024

Investing Activities

Purchases of premises and equipment	(4,561)	(3,006)	(2,687)
Net redemption of Federal Home Loan Bank-NY shares	1,361	14,362	1,697
Purchases of securities available for sale	(157,741)	(397,909)	(189,017)
Proceeds from sales and calls of securities available for sale	8,000	91,788	61,784
Proceeds from maturities and prepayments of
securities available for sale	154,600	188,700	207,601
Net originations and repayments of loans	12,773	(67,047)	(225,999)
Purchases of loans	(19,053)	(14,675)	(43,264)
Proceeds from sale of delinquent loans	27,817	8,845	6,233
Purchase of bank owned life insurance	(4,556)	(4,260)	(9,256)
Proceeds from sale of Real Estate Owned	4,053	2,283	114
Net cash provided by (used in) investing activities	22,693	(180,919)	(192,794)

Continued
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$22,309	$4,822	$21,752
Net (decrease) increase in interest bearing deposits	(70,332)	491,035	206,038
Net increase (decrease) in mortgagors' escrow deposits	2,471	524	(4,434)
Net (repayments) proceeds from short-term borrowed funds	-	(127,000)	98,700
Proceeds from long-term borrowings	245,447	50,470	79,911
Repayment of long-term borrowings	(258,076)	(271,091)	(255,035)
Purchases of treasury stock	(7,722)	(347)	(231)
Excess tax benefits (provision) from stock-based payment arrangements	292	12	(184)
Proceeds from issuance of common stock upon exercise of stock options	2,040	458	627
Net proceeds from issuance of common shares	-	-	101,537
Net repayment from redemption of preferred stock and common stock warrant	-	-	(70,900)
Cash dividends paid	(15,910)	(15,788)	(14,989)
Net cash (used in) provided by financing activities	(79,481)	133,095	162,792

Net (decrease) increase in cash and cash equivalents	7,932	19,363	(1,978)
Cash and cash equivalents, beginning of year	47,789	28,426	30,404
Cash and cash equivalents, end of year	$55,721	$47,789	$28,426

Supplemental Cash Flow Disclosure
Interest paid	$75,914	$91,943	$116,124
Income taxes paid	22,917	26,770	9,630
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	23,209	26,782	9,446
Non-cash activities:
Securities purchase transaction, not yet settled	-	-	5,804
Loans transferred to Real Estate Owned	7,286	4,813	2,612
Loans provided for the sale of Real Estate Owned	1,655	3,037	325

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011, 2010 and 2009

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

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans; (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Savings Bank also originate certain other consumer loans including overdraft lines of credit. The Savings Bank primarily conducts its business through sixteen full-service banking offices, nine of which are located in Queens County, two in Nassau County, four in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Savings Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings and certificates of deposit accounts.

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

Cash and Cash Equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. The Savings Bank and FCB are required to maintain cash reserves equal to a percentage of certain deposits. The combined reserve requirements totaled $6.3 million and $6.7 million at December 31, 2011 and 2010, respectively.

Securities Available for Sale:
Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Premiums and discounts are amortized or accreted, respectively, using the level-yield method. Realized gains and losses on the sales of securities are determined using the specific identification method. Unrealized gains and losses (other than unrealized losses considered other-than-temporary which are recognized in the Consolidated Statements of Income) on securities available for sale are excluded from earnings and reported as part of accumulated other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Other-than-temporary impairment losses for debt securities are measured using a discounted cash flow model. Other-than-temporary impairment losses for equity securities are measured using quoted market prices, when available, or, when market quotes are not available due to an illiquid market, we use an impairment model from a third party or quotes from investment brokers.

Goodwill:
Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment, rather than amortized. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2011 and 2010, the annual impairment tests did not result in recognizing an impairment of goodwill.

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

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off. Management reviews the allowance for loan losses on a quarterly basis, and records as a provision the amount deemed appropriate, after considering items such as, current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, in accordance with the original terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. The Company’s management considers all non-accrual loans impaired.

The Company reviews each impaired loan on an individual basis to determine if either a charge-off or a valuation allowance needs to be allocated to the loan. The Company does not charge-off or allocate a valuation allowance to loans for which management have concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.

The Company evaluates the underlying collateral through a third party appraisal, or when a third party appraisal is not available, the Company will use an internal evaluation. The internal evaluations are performed using an income approach or a sales approach. The income approach is used for income producing properties and uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market. When an internal evaluation is used, we place greater reliance on the income approach to value the collateral.

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

As of December 31, 2011, we utilized recent third party appraisals of the collateral to measure impairment for $105.4 million, or 57.2%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $78.9 million, or 42.8%, of collateral dependent impaired loans.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as Troubled Debt Restructured (“TDR”).

These restructurings have not included a reduction of principal balance. The Company believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. Restructured loans are classified as a TDR when the Savings Bank grants a concession to a borrower who is experiencing financial difficulties. All loans classified as TDR are considered impaired, however TDR loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status and are not included as part of non-performing loans. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status and reported as non-performing loans until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are placed on non-accrual status and reported as non-performing loans.

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2011, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

Loans Held for Sale:
Loans held for sale are initially recorded at the principal amount outstanding net of deferred origination costs and fees and any premiums or discounts. Loans held for sale are carried at the lower of adjusted cost or market, which is computed by the aggregate method (unrealized losses are offset by unrealized gains). Net unrealized losses are recognized through a valuation allowance by charges to income. The Company did not have any loans held for sale as of December 31, 2011 and 2010.

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

Other Real Estate Owned:
Other real estate owned (“OREO”) consists of property acquired by foreclosure. These properties are carried at fair value. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. This determination is made on an individual asset basis. If the fair value of a property is less than the carrying amount, the difference is recognized as a valuation allowance. Further decreases to the estimated value will be charged directly to expense.

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

Income Taxes:
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards. A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized. The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

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

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $2.7 million, $2.7 million, and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Earnings per Common Share:
Earnings per share are computed in accordance with ASC Topic 260 “Earnings Per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such are included in the calculation of earnings per share. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding and other common stock equivalents during the period. Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per common share.

Earnings per common share have been computed based on the following, for the years ended December 31:
	2011	2010	2009
	(In thousands, except per share data)
Net income, as reported	$35,348	$38,835	$25,561
Preferred dividends and amortization of issuance costs	-	-	(4,443)
Net income available to common shareholders	$35,348	$38,835	$21,118
Divided by:
Weighted average common shares outstanding	30,623	30,336	23,238
Weighted average common stock equivalents	31	31	10
Total weighted average common shares outstanding and common stock equivalents	30,654	30,367	23,248

Basic earnings per common share	$1.15	$1.28	$0.91
Diluted earnings per common share	$1.15	$1.28	$0.91

Options to purchase 720,340 shares, at an average exercise price of $16.71, 898,423 shares, at an average exercise price of $15.97, and 1,413,648 shares, at an average exercise price of $14.33, are anti-dilutive and were not included in the computation of diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009, respectively.

3. Loans

The composition of loans is as follows at December 31:
	2011	2010
	(In thousands)
Multi-family residential	$1,391,221	$1,252,176
Commercial real estate	580,783	662,794
One-to-four family ― mixed-use property	693,932	728,810
One-to-four family ― residential	220,431	241,376
Co-operative apartments	5,505	6,215
Construction	47,140	75,519
Small Business Administration	14,039	17,511
Taxi medallion	54,328	88,264
Commercial business and other	206,614	187,161
Gross loans	3,213,993	3,259,826
Unearned loan fees and deferred costs, net	14,888	16,503
Total loans	$3,228,881	$3,276,329

The total amount of loans on non-accrual status was $111.1 million and $108.7 million at December 31, 2011 and 2010, respectively. The total amount of loans classified as impaired, which includes all loans on non-accrual status, was $190.3 million and $175.0 million at December 31, 2011 and 2010, respectively. We adjust the carrying value of collateral dependent impaired loans to their fair value with a charge to the allowance for loan losses. The average balance of impaired loans was $191.2 million and $142.6 million for 2011 and 2010, respectively.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Company classifies these loans as a TDR.

During the year ended December 31, 2011, six multi-family loans totaling $1.8 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower and each had the loan’s amortization term extended; two constructions loans totaling $24.2 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower; one commercial business loan for $2.0 million was modified and classified as a TDR as the borrower was given an interest rate that was considered below market for that borrower; and three one-to-four family – mixed-use property loans totaling $0.9 million was modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower with two of the loans also having the loan’s amortization term extended. For each of the loans that were modified and classified as a TDR the borrower was experiencing financial difficulties. The recorded investment of each of the loans modified and classified to a TDR was unchanged as there was no principal forgiven in any of these modifications.

During the year ended December 31, 2010, three multi-family loans totaling $7.5 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one also having the loan’s amortization term extended, and one also having deferral of the payment of a portion of the interest; three commercial mortgage loans totaling $5.6 million were modified and classified as a TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one loan also changed to payments of interest only; and two one-to-four family – mixed-use property loans totaling $0.9 million were modified and classified as a TDR as each of these borrowers were given an interest rate that was considered below market for that borrower and one borrower also having the loan’s amortization term extended. For each of the loans that were modified and classified as a TDR the borrower was experiencing financial difficulties. The recorded investment of each of the loans modified and classified to a TDR was unchanged as there was no principal forgiven in any of these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:
	December 31, 2011		December 31, 2010
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	11	$9,412	5	$7,946
Commercial real estate	2	2,499	3	5,815
One-to-four family - mixed-use property	3	795	1	206
Construction	1	5,888	-	-
Commercial business and other	1	2,000	-	-

Total performing troubled debt restructured	18	$20,594	9	$13,967

During the year ended December 31, 2011, one construction loan for $11.5 million, which was modified and classified as a TDR within the previous 12 months, was reclassified to non-accrual status as it is no longer performing in accordance with its modified terms. During the year ended December 31, 2010, no loans, which were modified and classified as a TDR within the previous 12 months, were reclassified to non-accrual status as they were no longer performing in accordance with their modified terms.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	-	$-	-	$-
Commercial real estate	2	4,340	1	1,496
One-to-four family - mixed-use property	3	1,193	3	1,287
One-to-four family - residential	-	-	1	491
Construction	1	11,673	-	-

Total troubled debt restructurings that subsequently defaulted	6	$17,206	5	$3,274

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010

Loans ninety days or more past due and still accruing:
Multi-family residential	$6,287	$103
Commercial real estate	92	3,328
Commercial Business and other	-	6
Total	6,379	3,437

Non-accrual mortgage loans:
Multi-family residential	19,946	35,633
Commercial real estate	19,895	22,806
One-to-four family mixed-use property	28,429	30,478
One-to-four family residential	12,766	10,695
Co-operative apartments	152	-
Construction	14,721	4,465
Total	95,909	104,077

Non-accrual non-mortgage loans:
Small Business Administration	493	1,159
Commercial Business and other	14,660	3,419
Total	15,153	4,578

Total non-accrual loans	111,062	108,655

Total non-accrual loans and ninety days or more past due and still accruing	$117,441	$112,092

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2011	2010	2009
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$9,654	$9,460	$5,839
Less: Interest income included in the results of operations	2,126	2,018	960
Total foregone interest	$7,528	$7,442	$4,879

The following table shows an age analysis of our recorded investment in loans at December 31, 2011:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$20,083	$6,341	$26,233	$52,657	$1,338,564	$1,391,221
Commercial real estate	10,804	1,797	19,987	32,588	548,195	580,783
One-to-four family - mixed-use property	20,480	3,027	27,950	51,457	642,475	693,932
One-to-four family - residential	4,699	1,769	12,766	19,234	201,197	220,431
Co-operative apartments	-	-	152	152	5,353	5,505
Construction loans	5,065	-	14,721	19,786	27,354	47,140
Small Business Administration	16	41	452	509	13,530	14,039
Taxi medallion	71	-	-	71	54,257	54,328
Commercial business and other	5,476	966	10,241	16,683	189,931	206,614
Total	$66,694	$13,941	$112,502	$193,137	$3,020,856	$3,213,993

The following table shows an age analysis of our recorded investment in loans at December 31, 2010:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$30,799	$7,014	$35,736	$73,549	$1,178,627	$1,252,176
Commercial real estate	17,167	2,181	26,134	45,482	617,312	662,794
One-to-four family - mixed-use property	19,596	6,376	30,478	56,450	672,360	728,810
One-to-four family - residential	4,826	1,046	10,695	16,567	224,809	241,376
Co-operative apartments	133	-	-	133	6,082	6,215
Construction loans	2,900	5,485	4,465	12,850	62,669	75,519
Small Business Administration	418	991	1,159	2,568	14,943	17,511
Taxi medallion	-	-	-	-	88,264	88,264
Commercial business and other	4,534	3	3,425	7,962	179,199	187,161
Total	$80,373	$23,096	$112,092	$215,561	$3,044,265	$3,259,826

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2011:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$9,007	$4,905	$5,997	$938	$17	$589	$1,303	$639	$4,304	$27,699
Charge-off's	6,807	5,172	2,644	2,226	-	1,088	871	-	642	19,450
Recoveries	153	184	123	63	-	-	60	-	12	595
Provision	8,914	5,293	1,838	2,874	63	1,167	495	(598)	1,454	21,500
Ending balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Ending balance: individually evaluated for impairment	$346	$189	$718	$-	$58	$268	$88	$-	$2,539	$4,206
Ending balance: collectively evaluated for impairment	$10,921	$5,021	$4,596	$1,649	$22	$400	$899	$41	$2,589	$26,138

Financing Recevables:
Ending balance	$1,391,221	$580,783	$693,932	$220,431	$5,505	$47,140	$14,039	$54,328	$206,614	$3,213,993
Ending balance: individually evaluated for impairment	$58,528	$53,511	$51,527	$17,470	$356	$31,126	$470	$-	$29,417	$242,426
Ending balance: collectively evaluated for impairment	$1,332,693	$527,272	$642,405	$202,961	$5,149	$16,014	$13,569	$54,328	$177,197	$2,971,567

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2010:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$6,581	$4,050	$4,339	$844	$17	$1,281	$965	$583	$1,664	$20,324
Charge-off's	5,790	2,686	2,580	236	-	1,879	925	-	499	14,595
Recoveries	17	51	115	-	-	-	173	-	614	970
Provision	8,199	3,490	4,123	330	-	1,187	1,090	56	2,525	21,000
Ending balance	$9,007	$4,905	$5,997	$938	$17	$589	$1,303	$639	$4,304	$27,699
Ending balance: individually evaluated for impairment	$5,290	$3,100	$3,960	$290	$-	$-	$-	$-	$330	$12,970
Ending balance: collectively evaluated for impairment	$3,717	$1,805	$2,037	$648	$17	$589	$1,303	$639	$3,974	$14,729

Financing Recevables:
Ending balance	$1,252,176	$662,794	$728,810	$241,376	$6,215	$75,519	$17,511	$88,264	$187,161	$3,259,826
Ending balance: individually evaluated for impairment	$51,626	$32,120	$33,539	$10,874	$-	$30,589	$1,432	$-	$14,866	$175,046
Ending balance: collectively evaluated for impairment	$1,200,550	$630,674	$695,271	$230,502	$6,215	$44,930	$16,079	$88,264	$172,295	$3,084,780

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$33,046	$36,705	$-	$35,792	$910
Commercial real estate	38,748	42,345	-	37,511	1,355
One-to-four family mixed-use property	33,831	37,233	-	32,687	447
One-to-four family residential	14,343	16,599	-	11,578	196
Co-operative apartments	153	153	-	110	-
Construction	10,995	11,380	-	11,166	672
Non-mortgage loans:
Small Business Administration	275	500	-	69	3
Taxi Medallion	-	-	-	-	-
Commercial Business and other	11,160	11,162	-	13,801	339

Total loans with no related allowance recorded	142,551	156,077	-	142,714	3,922

With an allowance recorded:
Mortgage loans:
Multi-family residential	13,046	13,110	346	12,270	635
Commercial real estate	3,018	3,018	189	3,301	140
One-to-four family mixed-use property	6,111	6,213	718	2,720	412
One-to-four family residential	-	-	-	143	-
Co-operative apartments	-	-	-	-	-
Construction	17,561	17,561	268	21,296	453
Non-mortgage loans:
Small Business Administration	195	195	88	777	10
Taxi Medallion	-	-	-	-	-
Commercial Business and other	7,620	8,353	2,539	7,905	209

Total loans with an allowance recorded	47,754	48,653	4,206	48,463	1,870

Total Impaired Loans:
Total mortgage loans	$171,055	$184,520	$1,579	$168,625	$5,231

Total non-mortgage loans	$19,250	$20,210	$2,627	$22,552	$561

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$18,403	$19,200	$-	$16,930	$838
Commercial real estate	12,474	12,547	-	10,008	443
One-to-four family mixed-use property	7,107	7,455	-	6,976	104
One-to-four family residential	8,394	8,394	-	6,556	97
Co-operative apartments	-	-	-	20	-
Construction	30,589	32,340	-	22,258	1,116
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	8,745	8,825	-	4,271	558

Total loans with no related allowance recorded	85,712	88,761	-	67,019	3,156

With an allowance recorded:
Mortgage loans:
Multi-family residential	33,223	37,649	5,290	27,507	396
Commercial real estate	19,646	22,443	3,100	14,799	401
One-to-four family mixed-use property	26,432	28,622	3,960	23,551	290
One-to-four family residential	2,480	2,681	290	2,041	-
Co-operative apartments	-	-	-	-	-
Construction	-	-	-	1,750	-
Non-mortgage loans:
Small Business Administration	1,432	1,432	768	1,233	82
Taxi Medallion	-	-	-	-	-
Commercial Business and other	6,121	6,842	2,449	4,739	193

Total loans with an allowance recorded	89,334	99,669	15,857	75,620	1,362

Total Impaired Loans:
Total mortgage loans	$158,748	$171,331	$12,640	$132,396	$3,685

Total non-mortgage loans	$16,298	$17,099	$3,217	$10,243	$833

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

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	$66,943	$177,391	$1,383	$-	$245,717

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2010:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$20,277	$51,626	$-	$-	$71,903
Commercial real estate	13,228	32,120	-	-	45,348
One-to-four family - mixed-use property	15,546	33,539	-	-	49,085
One-to-four family - residential	2,849	10,874	-	-	13,723
Co-operative apartments	-	-	-	-	-
Construction loans	5,945	30,589	-	-	36,534
Small Business Administration	558	1,432	-	-	1,990
Commercial business and other	14,302	13,628	1,238	-	29,168
Total loans	$72,705	$173,808	$1,238	$-	$247,751

The following table shows the activity in the allowance for loan losses for the years ended December 31:

	2011	2010	2009
	(In thousands)
Balance, beginning of year	$27,699	$20,324	$11,028
Provision for loan losses	21,500	21,000	19,500
Charge-offs	(19,450)	(14,595)	(10,371)
Recoveries	595	970	167
Balance, end of year	$30,344	$27,699	$20,324

The following are net loan charge-offs (recoveries) by loan type for the years ended December 31:

	2011	2010	2009
	(In thousands)
Multi-family residential	$6,654	$5,773	$2,326
Commercial real estate	4,988	2,634	728
One-to-four family ― mixed-use property	2,521	2,465	1,009
One-to-four family ― residential	2,163	236	284
Construction	1,088	1,879	1,075
Small Business Administration	811	752	1,062
Commercial business and other	630	(114)	3,720

Total net loan charge-offs	$18,855	$13,625	$10,204

4. Other Real Estate Owned

The following table shows the activity in OREO during the periods indicated:

	For the years ended
	December 31,
	2011	2010	2009
	(In thousands)

Balance at beginning of year	$1,588	$2,262	$125
Acquisitions	7,286	4,813	2,612
Reductions to carrying value	(209)	(75)	(27)
Sales	(5,486)	(5,412)	(448)

Balance at end of year	$3,179	$1,588	$2,262

During the years ended December 31, 2011 and 2010 the Company recorded gross gains of $357,000 and $126,000, respectively, from the sale of OREO. There were no gross gains in the year ended December 31, 2009, from the sale of OREO. During the years ended December 31, 2011, 2010 and 2009 the Company recorded gross losses of $135,000, $216,000 and $7,000, respectively, from the sale of OREO. The balance of OREO is included in Other Assets on the Consolidated Statements of Financial Condition.

5. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2011 and 2010. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$1,980	$2,039	$59	$-
Other	26,557	21,242	9	5,324
Corporate	20,777	20,592	-	185
Mutual funds	21,369	21,369	-	-
Total other securities	70,683	65,242	68	5,509
REMIC and CMO	460,824	473,639	22,796	9,981
GNMA	62,040	67,632	5,592	-
FNMA	175,627	182,630	7,003	-
FHLMC	22,556	23,387	831	-
Total mortgage-backed securities	721,047	747,288	36,222	9,981
Total securities available for sale	$791,730	$812,530	$36,290	$15,490

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligation (“CMO”) that are collateralized by commercial real estate mortgages with an amortized cost and market value of $19.0 million and $19.2 million, respectively, at December 31, 2011. The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Other	$6,238	$5,324	$1,997	$2	$4,241	$5,322
Corporate	17,980	185	17,980	185	-	-
Total other securities	24,218	5,509	19,977	187	4,241	5,322
REMIC and CMO	38,684	9,981	12,560	124	26,124	9,857
Total securities available for sale	$62,902	$15,490	$32,537	$311	$30,365	$15,179

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

The Company reviewed each investment that had an unrealized loss at December 31, 2011. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax. Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

Other Securities:
The unrealized losses in Other securities at December 31, 2011, consist of losses on two municipal securities, one single issuer trust preferred security and two pooled trust preferred securities.

The unrealized losses on the two municipal securities were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

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

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. We then reviewed performing issuers with Texas Ratios in excess of 50.00%. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. There was one issuer with a Texas Ratios in excess of 50% for which we concluded there would not be a default, primarily due to their current operating results and demonstrated ability to raise additional capital.

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

One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred securities as well as the single issuer trust preferred security are performing according to their terms. Based on these reviews, a credit related OTTI charge was not recorded on the single issuer trust preferred securities or the two pooled trust preferred during the year ended December 31, 2011. During the year ended December 31, 2010, the Company recorded $1.0 million in credit related OTTI charges on one of the pooled trust preferred security. During the year ended December 31, 2009, the Company recorded $2.8 million in credit related OTTI charges on two pooled trust preferred securities.

The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income. This security is over 90 days past due and the Company has stopped accruing interest.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at December 31, 2011, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider one single issuer trust preferred securities and the two pooled trust preferred securities to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2011. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	300	261	-	None	None	BB+
Single issuer	n/a	1	500	509	-	None	None	BB-
Pooled issuer	B1	19	5,617	2,280	2,196	28.2%	0.9%	C
Pooled issuer	C1	19	3,645	1,700	1,542	25.6%	1.0%	C
Total			$10,062	$4,750	$3,738

Corporate:
The unrealized losses in corporate securities at December 31, 2011 consist of two private issues. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at December 31, 2011 consist of two issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), two issues from the Federal National Mortgage Association (“FNMA”) and ten private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The unrealized losses at December 31, 2011 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans. Currently, six of these securities are performing according to their terms, with four securities remitting less than the full principal amount due. The principal loss for these four securities totaled $1.7 million for the year ended December 31, 2011. These losses were anticipated in the cumulative OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions, (1) delinquency and foreclosure levels, (2) projected losses at various loss severity levels and, (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the year ended December 31, 2011, on four private issue CMOs of $9.4 million before tax, of which $1.6 million was charged against earnings in the Consolidated Statements of Income and $7.8 million before tax ($4.4 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $1.1 million and $3.1 million on four private issue CMOs during the years ended December 31, 2010 and 2009, respectively.

The portion of the above mentioned OTTI, recorded during the year ended December 31, 2011, that was related to credit losses was calculated using the following significant assumptions: (1) delinquency and foreclosure levels of 21%, (2) projected loss severity of 50%, (3) assumed default rates of 10% for the first 12 months, 8% for the next 12 months, 6% for the next 12 months and 2% thereafter, and prepayment speeds of 10%.

It is not anticipated at this time that the six private issue securities for which an OTTI charge during the year ended December 31, 2011 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment. Each of these securities is performing according to its terms and in the opinion of management, will continue to perform according to their terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, the Company held 16 private issue CMOs which had a current credit rating of at least one rating below investment grade. Six of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2011:

	Amortized	Fair	Outstanding	Cumulative OTTI Charges	Year of		Current Lowest	Collateral Located in:						Average FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	MD	Score
	(Dollars in thousands)

1	$11,864	$8,418	$13,184	$3,279	2006	05/25/36	D	45%			15%			722
2	5,290	3,648	5,605	447	2006	08/19/36	D	54%						736
3	5,287	3,655	5,794	954	2006	08/25/36	D	37%	14%					714
4	4,040	3,452	4,596	657	2006	08/25/36	D	37%	12%		12%			725
5	3,280	2,857	3,563	221	2006	03/25/36	CC	36%						728
6	2,106	2,102	2,120	-	2005	12/25/35	B2	39%						736
7	4,910	2,849	5,186	222	2006	05/25/36	CC	27%		18%	10%	11%		714
8	1,091	1,088	1,101	-	2006	08/25/36	CCC	29%						737
9	1,476	1,467	1,498	-	2005	11/25/35	B	40%		17%			13%	730
10	1,309	1,246	1,311	-	2005	11/25/35	CC	46%	10%					739
Total	$40,653	$30,782	$43,958	$5,780

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of December 31, 2011, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Private issued CMO's (1)	$34,672	$24,878	$9,794	$3,184
Trust preferred securities (1)	9,262	3,980	5,282	3,738
Total	$43,934	$28,858	$15,076	$6,922

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the year ended December 31, 2011
Beginning balance	$7,011

Recognition of actual losses	(1,667)
OTTI charges due to credit loss recorded in earnings	1,578
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-

Ending balance	$6,922

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$33,515	$33,513
Due after one year through five years	11,057	10,998
Due after five years through ten years	9,088	9,021
Due after ten years	17,023	11,710

Total other securities	70,683	65,242
Mortgage-backed securities	721,047	747,288

Total securities available for sale	$791,730	$812,530

There were $0.5 million and $1.4 million in gross gains realized from the sale of securities available for sale for the years ended December 31, 2010 and 2009, respectively. There were $0.5 million in gross losses realized from the sale of securities available for sale for the year ended December 31, 2010. There were no gross gains realized on sales of securities available for sale for the year ended December 31, 2011. There were no gross losses realized on sales of securities available for sale for the years ended December 31, 2011 and 2009.

The amortized cost and fair value of the Company’s securities, classified as available for sale at December 31, 2010 are as follows:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$10,556	$10,459	$111	$208
Other	28,725	26,330	6	2,401
Corporate	2,698	2,698	-	-
Mutual funds	10,625	10,625	-	-
Total other securities	52,604	50,112	117	2,609
REMIC and CMO	456,210	453,465	10,039	12,784
GNMA	81,439	85,955	4,580	64
FNMA	192,750	194,540	3,813	2,023
FHLMC	19,561	20,117	556	-
Total mortgage-backed securities	749,960	754,077	18,988	14,871
Total securities available for sale	$802,564	$804,189	$19,105	$17,480

Mortgage-backed securities shown in the table above include one private issue CMO that is collateralized by commercial real estate mortgages with an amortized cost and market value of $13.9 million and $14.6 million, respectively at December 31, 2010. The remaining mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

U.S. Government Agencies:
The unrealized losses on the U.S. government agencies were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Other Securities:
The unrealized losses in Other securities at December 31, 2010, consisted of losses on two municipal securities, one single issuer trust preferred security and two pooled trust preferred securities.

The unrealized losses on the two municipal securities were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The unrealized losses on the single issuer trust preferred securities and two pooled trust preferred securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. These securities were rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes we own. The Company evaluated these securities using an impairment model, through an independent third party, that was applied to debt securities. In estimating other-than-temporary impairment losses, management considered (1) the length of time and the extent to which the fair value had been less than amortized cost, (2) the interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviewed the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks. For each bank, our review included the following performance items of the banks:

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

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at December 31, 2010 consisted of six issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), six issues from the Federal National Mortgage Association (“FNMA”), seven issues from the Government National Mortgage Association (“GNMA”) and eight private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The unrealized losses at December 31, 2010 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities had some level of credit enhancements, and none were collateralized by sub-prime loans. Six of these securities were performing according to their terms, with two securities remitting less than the full principal amount due. The principal loss for these two securities totaled $0.9 million for the year ended December 31, 2010. These losses were anticipated in the cumulative OTTI charges recorded for these two securities.

Credit related impairment for mortgage-backed securities were determined for each security by estimating losses based on the following set of assumptions, (1) delinquency and foreclosure levels, (2) projected losses at various loss severity levels and, (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the year ended December 31, 2010, on four private issue CMOs of $4.6 million before tax, of which $1.1 million was charged against earnings in the Consolidated Statements of Income and $3.5 million before tax ($2.0 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $3.1 million on four private issue CMOs during the year ended December 31, 2009.

The portion of the above mentioned OTTI, recorded during the year ended December 31, 2010, that was related to credit losses was calculated using the following significant assumptions: (1) delinquency and foreclosure levels of 10%-20%, (2) projected loss severity of 30%- 50%, (3) assumed default rates of 5%-12% for the first 12 months, 2%-10% for the next 12 months, 2%-8% for the next six months, 2%-4% for the next six months and 2% thereafter, and prepayment speeds of 10%-30%.

It was not anticipated at that the four private issue securities for which an OTTI charge during the year ended December 31, 2010 was not recorded, would be settled at a price that was less than the current amortized cost of the Company’s investment. Each of these securities was performing according to its terms and in the opinion of management, will continue to perform according to their terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

GNMA:
The unrealized losses on the securities issued by GNMA were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

FNMA:
The unrealized losses on the securities issued by FNMA were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010.

6. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2011	2010
	(In thousands)
Land	$3,551	$3,551
Building and leasehold improvements	21,964	20,133
Equipment and furniture	23,128	21,578
Total	48,643	45,262
Less: Accumulated depreciation and amortization	24,226	22,221
Bank premises and equipment, net	$24,417	$23,041

7. Deposits

Total deposits at December 31, 2011 and 2010, and the weighted average rate on deposits at December 31, 2011, are as follows:

	2011	2010	Weighted Average Rate 2011
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,529,110	$1,520,572	2.31%
Savings accounts	349,630	388,512	0.32
Money market accounts	200,183	371,998	0.33
NOW accounts	919,029	786,015	0.67
Total interest-bearing deposits	2,997,952	3,067,097
Non-interest bearing demand deposits	118,507	96,198
Total due to depositors	3,116,459	3,163,295
Mortgagors' escrow deposits	29,786	27,315	0.21
Total deposits	$3,146,245	$3,190,610

The aggregate amount of time deposits with denominations of $100,000 or more (excluding brokered deposits) was $565.7 million and $474.9 million at December 31, 2011 and 2010, respectively. The aggregate amount of brokered deposits was $444.8 million and $513.6 million at December 31, 2011 and 2010, respectively.

All of FCB deposits are collateralized by securities or letters of credit issued by FHLB-NY. The letters of credit are collateralized by mortgage loans pledged by the Savings Bank on behalf of FCB, thorough an agreement among the Savings Bank, FCB and the FHLB-NY.

At December 31, 2011, there were $358.0 million in securities and $392.3 million of letters of credit pledged as collateral for $591.0 million in deposits at FCB. At December 31, 2010, there were $397.7 million in securities and $254.6 million of letters of credit pledged as collateral for $570.5 million in deposits at FCB.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Certificate of deposit accounts	$38,372	$39,044	$49,987
Savings accounts	2,091	3,334	5,529
Money market accounts	1,309	3,713	5,290
NOW accounts	6,610	7,511	5,906
Total due to depositors	48,382	53,602	66,712
Mortgagors' escrow deposits	49	53	66
Total interest expense on deposits	$48,431	$53,655	$66,778

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2011	2010
	(In thousands)
Within 12 months	$662,610	$362,392
More than 12 months to 24 months	249,324	466,352
More than 24 months to 36 months	262,904	207,840
More than 36 months to 48 months	219,864	241,982
More than 48 months to 60 months	91,678	199,651
More than 60 months	42,730	42,355
Total certificate of deposit accounts	$1,529,110	$1,520,572

8. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Repurchase agreements - fixed rate:
Due in 2011	$-	-	$10,000	4.87
Due in 2012	18,000	4.71	18,000	4.71
Due in 2013	30,000	2.92	50,000	3.78
Due in 2014	9,300	1.27	-	-
Due in 2016	70,000	3.89	30,000	4.98
Due in 2017	58,000	4.19	58,000	4.32

Total repurchase agreements - fixed rate	185,300	3.77	166,000	4.35

FHLB-NY advances - fixed rate:
Due in 2011	-	-	141,550	4.48
Due in 2012	62,000	3.59	136,000	4.37
Due in 2013	10,000	1.30	42,526	2.99
Due in 2014	79,911	3.02	79,911	3.02
Due in 2015	115,964	1.45	12,376	1.74
Due in 2016	96,919	1.99	18,094	1.95
Due in 2017	108,734	3.93	80,000	4.41
Total FHLB-NY advances - fixed rate	473,528	2.67	510,457	3.93

Junior subordinated debentures - adjustable rate Due in 2037	26,311	16.96	32,226	13.89

Total borrowings	$685,139	3.51%	$708,683	4.47%

Borrowings which have call provisions are summarized as follows at December 31, 2011:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
Repurchase agreements - fixed rate	$18,000	4.28	10/18/2017	1/18/2012
Repurchase agreements - fixed rate	18,000	4.71	4/19/2012	1/19/2012
Repurchase agreements - fixed rate	10,000	3.99	7/27/2016	1/27/2012
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	1/30/2012
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	1/30/2012
Repurchase agreements - fixed rate	10,000	2.81	5/7/2013	2/7/2012
Repurchase agreements - fixed rate	10,000	2.91	8/7/2013	2/7/2012
Repurchase agreements - fixed rate	20,000	4.05	9/19/2017	3/19/2012
Repurchase agreements - fixed rate	20,000	4.26	9/21/2017	3/21/2012
Repurchase agreements - fixed rate	10,000	3.88	6/27/2016	3/27/2012
Repurchase agreements - fixed rate	20,000	2.20	7/12/2016	7/14/2014
FHLB-NY advances - fixed rate	20,000	4.43	10/10/2017	1/9/2012
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	3/19/2012
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	3/19/2012
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	3/19/2012
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	10/9/2012

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

	2011	2010
	(Dollars in thousands)
Book value of collateral	$236,446	$209,561
Estimated fair value of collateral	236,446	209,561
Average balance of outstanding agreements during the year	171,092	174,750
Maximum balance of outstanding agreements at a month end during the year	185,300	186,900
Average interest rate of outstanding agreements during the year	4.07%	4.30%

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

9. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal and New York State income tax return as a real estate investment trust. The Company remains subject to examination for its Federal income tax returns for the years ending on or after December 31, 2008, and for its New York State income tax returns for years ending on or after December 31, 2010. The Company recently underwent an examination of its New York City income tax returns for 2009 and 2010 for which it is waiting for a final determination. During the three years ended December 31, 2011, the Company did not recognize any material amounts of interest or penalties on income taxes.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income,” “alternative entire net income,” “taxable assets” or a minimum tax. For the years ended December 31, 2011 and 2010, the Company’s state and city tax were based on “entire net income.” For the year ended December 31, 2009, the Company’s state and city tax was based on “alternative entire net income.”

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

The Savings Bank had historically reported in its New York State and City income tax returns a deduction for bad debts based on the amount allowed under the percentage of taxable income method. This amount has historically exceeded actual bad debts incurred by the Savings Bank. Since the Savings Bank has consistently stated its intention to convert to a more “commercial-like” bank, which would have previously required the Savings Bank to recapture this excess bad debt reserve if it failed to meet the definition of a thrift under the New York State and City tax law, the Savings Bank has, in prior periods, recorded the tax liability related to the possible recapture of the excess tax bad debt reserve. As a result of the legislation passed by the New York State legislature, this tax liability will no longer be required to be recaptured. As a result, the Savings Bank reversed approximately $5.5 million of net tax liabilities through income, during the year ended December 31, 2010.

Income tax provisions are summarized as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Federal:
Current	$17,314	$18,205	$6,767
Deferred	435	1,138	5,420
Total federal tax provision	17,749	19,343	12,187
State and Local:
Current	5,470	5,777	1,131
Deferred	250	(9,179)	2,453
Total state and local tax provision	5,720	(3,402)	3,584
Total income tax provision	$23,469	$15,941	$15,771

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.9%, 29.1% and 38.2% for the years ended December 31, 2011, 2010 and 2009, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2011		2010		2009
	(Dollars in thousands)
Taxes at federal statutory rate	$20,586	35.0%	$19,172	35.0%	$14,466	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	3,718	6.3	(2,211)	(4.0)	2,330	5.6
Other	(835)	(1.4)	(1,020)	(1.9)	(1,025)	(2.4)
Taxes at effective rate	$23,469	39.9%	$15,941	29.1%	$15,771	38.2%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Income from operations	$23,469	$15,941	$15,771
Equity:
Change in fair value of securities available for sale	8,398	2,714	10,225
Current year actuarial losses of postretirement plans	(1,932)	(513)	(690)
Amortization of net actuarial losses and prior service credits	223	120	156
Effect of change in measurement date of postretirement plans	-	-	-
Compensation expense for tax purposes in (excess) or less than that recognized for financial reporting purposes	(292)	(12)	184
Total income taxes	$29,866	$18,250	$25,646

The components of the net deferred tax asset are as follows at December 31:

	2011	2010
	(In thousands)
Deferred tax asset:
Postretirement benefits	$3,658	$4,024
Allowance for loan losses	13,305	12,189
Stock based compensation	1,942	2,010
Depreciation	1,041	772
Fair value adjustment on financial assets carried at fair value	4,024	3,082
Other-than-temporary impairment charges	3,035	3,085
Adjustment required to recognize funded status of postretirement pension plans	5,362	3,653
Other	1,871	1,951
Deferred tax asset	34,238	30,766

Deferred tax liability:
Core deposit intangibles	411	618
Valuation differences resulting from acquired assets and liabilities	2,898	2,949
Fair value adjustment on financial liabilities carried at fair value	15,776	13,230
Unrealized gains on securities available for sale	9,120	722
Other	1,993	1,840
Deferred tax liability	30,198	19,359

Net deferred tax asset included in other assets	$4,040	$11,407

The Company has recorded a deferred tax asset of $34.2 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $30.2 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2011 and 2010.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2011, the Company did not recognize any material amounts of interest or penalties on income taxes.

10. Stock Based Compensation

For the years ended December 31, 2011, 2010 and 2009 the Company’s net income, as reported, includes $2.7 million, $2.2 million and $2.1 million, respectively, of stock-based compensation costs and $1.1 million, $0.9 million and $0.8 million of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were no stock options granted for the years ended December 31, 2011 and 2010. There were 118,100 stock options granted for the year ended December 31, 2009. There were 214,095, 169,820 and 143,987 restricted stock units granted for the years ended December 31, 2011, 2010 and 2009, respectively.

The following are the significant weighted assumptions relating to the valuation of the Company’s stock options granted for the year ended December 31:

2009

Dividend yield	6.16%
Expected volatility	34.99%
Risk-free interest rate	2.27%
Expected option life (years)	7 years

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. The Company has applied the shares previously authorized by stockholders under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan for use as full value awards and non-full value awards, respectively, for future awards under the Omnibus Plan. On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares available for use for full value awards. As of December 31, 2011, there are 725,997 shares available for full value awards and 1,380 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued. Grants and awards under the 1996 Restricted Stock Incentive Plan and the 1996 Stock Option Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued. The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. During the year ended December 31, 2010, 301,333 shares were transferred from the non-full value pool to the full value pool, which increased the full value pool by 100,444 shares. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2011:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2010	287,004	$13.02
Granted	214,095	14.52
Vested	(129,182)	14.06
Forfeited	(8,328)	13.86
Non-vested at December 31, 2011	363,589	$13.52

Vested but unissued at December 31, 2011	87,904	$12.92

As of December 31, 2011, there was $3.2 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of awards vested for the years ended December 31, 2011, 2010 and 2009 were $1.8 million, $1.4 million and $1.1 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2011:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2010	1,247,888	$14.51
Granted	-	-
Exercised	(178,310)	11.75
Forfeited	(93,938)	12.98
Outstanding at December 31, 2011	975,640	$15.16	3.4 years	$473
Exercisable shares at December 31, 2011	856,500	$15.51	3.0 years	$189
Vested but unexercisable shares at December 31, 2011	3,600	$14.58	6.3 years	$5

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2011, there was $0.2 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture. These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2011, 2010 and 2009 are provided in the following table:

(In thousands, except grant date fair value)	2011	2010	2009
Proceeds from stock options exercised	$2,040	$458	$627
Fair value of shares received upon exercise of stock options	54	370	251
Tax benefit related to stock options exercised	184	19	39
Intrinsic value of stock options exercised	427	182	177

Weighted average fair value on grant date	n/a	n/a	1.26

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

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2011:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2010	30,970	$14.00
Granted	8,510	13.96
Forfeited	-	-
Distributions	(225)	13.28
Outstanding at December 31, 2011	39,255	$12.63
Vested at December 31, 2011	39,000	$12.63

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $(34,000), $95,000 and $27,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of distributions from the phantom stock plan were $3,000, $5,000 and $6,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Net Actuarial loss (gain)			Prior Service cost (credit)			Total
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(In thousands)
Employee Retirement Plan	$12,223	$9,148	$8,042	$-	$-	$-	$12,223	$9,148	$8,042
Other Postretirement Benefit Plans	1,028	342	491	(879)	(964)	(1,049)	149	(622)	(558)
Atlantic Liberty Retirement Plan	-	-	78	-	-	-	-	-	78
Outside Directors Plan	(394)	(515)	(549)	250	290	330	(144)	(225)	(219)
Total	$12,857	$8,975	$8,062	$(629)	$(674)	$(719)	$12,228	$8,301	$7,343

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2012 are as follows:

	Net Actuarial loss (gain)	Prior Service cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$1,050	$-	$1,050
Other Postretirement Benefit Plans	40	(85)	(45)
Outside Directors Plan	(29)	40	11
	$1,061	$(45)	$1,016

Employee Retirement Plan:
The Savings Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Savings Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Savings Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company contributed $2.7 million to the Retirement Plan during the year ended December 31, 2011. The Company did not make a contribution to the Retirement Plan during the years ended December 31, 2010 and 2009. The Company used a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2011	2010
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$17,972	$15,970
Service cost	-	63
Interest cost	919	892
Actuarial loss	3,101	1,477
Merger of Atlantic Liberty pension plan	-	489
Benefits paid	(891)	(919)
Projected benefit obligation at end of year	21,101	17,972

Change in plan assets:
Market value of assets at beginning of year	13,027	12,252
Actual return on plan assets	551	1,256
Merger of Atlantic Liberty pension plan	-	400
Employer contributions	2,734	38
Benefits paid	(891)	(919)
Market value of plan assets at end of year	15,421	13,027

Accrued pension cost included in other liabilities	$(5,680)	$(4,945)

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2011	2010
Weighted average discount rate	4.25%	5.25%
Rate of increase in future compensation levels	n/a	n/a
Expected long-term rate of return on assets	8.00%	8.50%

The accumulated benefit obligation for the Retirement Plan was $21.1 million and $18.0 million at December 31, 2011 and 2010, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Service cost	$-	$63	$-
Interest cost	919	892	911
Amortization of unrecognized loss	639	362	318
Expected return on plan assets	(1,164)	(1,247)	(1,282)
Net pension expense (benefit)	394	70	(53)

Current year actuarial (gain) loss	3,714	1,468	(740)
Amortization of actuarial loss	(639)	(362)	(318)
Total recognized in other comprehensive income	3,075	1,106	(1,058)
Total recognized in net pension cost (benefit) and other comprehensive income	$3,469	$1,176	$(1,111)

Assumptions used to develop periodic pension benefit for the Retirement Plan for the years ended December 31 were:

	2011	2010	2009
Weighted average discount rate	5.25%	5.75%	5.75%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	8.00%	8.50%	8.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2012	$963
2013	1,007
2014	1,025
2015	1,080
2016	1,125
2017 – 2021	5,740

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:
	2011	2010
Equity securities	64%	67%
Debt securities	36%	33%

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

The Savings Bank expects to make a contribution of $479,000 to the Retirement Plan in 2012.

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2011:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual Funds - Equity
U.S. large-cap growth (a)	$3,363	$3,363	$-	$-
U.S. large-cap value (b)	3,340	3,340	-	-
U.S. small-cap blend (c)	1,700	1,700	-	-
International blend (d)	1,422	1,422	-	-

Fixed Income Securities
PIMCO bond fund (e)	5,096	-	5,096	-

Other
Prudential short term (f)	500	-	500	-

Total	$15,421	$9,825	$5,596	$-

(a)	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
(b)	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
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

Other Postretirement Benefit Plans:
The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2011, the Postretirement Plans are no longer available for new hires. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not be available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2011, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2011	2010
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,013	$3,727
Service cost	313	271
Interest cost	207	210
Actuarial loss (gain)	686	(141)
Benefits paid	(53)	(54)
Projected benefit obligation at end of year	5,166	4,013

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	53	54
Benefits paid	(53)	(54)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(5,166)	$(4,013)

The accumulated benefit obligation for the Postretirement Plans was $5.2 million and $4.0 million at December 31, 2011 and 2010, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2011	2010
Rate of return on plan assets	n/a	n/a
Discount rate	4.25%	5.25%
Rate of increase in health care costs
Initial	10.50%	11.50%
Ultimate (year 2017)	5.50%	5.50%
Annual rate of salary increase for life insurance	n/a	n/a

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2011	2010	2009
	(In thousands)
Service cost	$313	$271	$219
Interest cost	207	210	228
Amortization of unrecognized (gain) loss	-	8	-
Amortization of past service (credit) liability	(85)	(85)	8
Net postretirement benefit expense	435	404	455

Current year actuarial (gain) loss	686	(141)	571
Current year prior service credit	-	-	(1,153)
Amortization of actuarial gain	-	(8)	-
Amortization of prior service credit (liability)	85	85	(8)
Total recognized in other comprehensive income	771	(64)	(590)
Total recognized in net postretirement expense and other comprehensive income	$1,206	$340	$(135)

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2011	2010	2009
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	5.75%	5.75%	5.75%
Rate of increase in health care costs
Initial	11.50%	12.00%	12.00%
Ultimate (year 2017)	5.50%	5.00%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$828	$(643)
Effect on total service and interest cost	142	(108)

The Company expects to pay benefits of $153,000 under its Postretirement Plans in 2012.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the years ending December 31:	Future Benefit Payments
(In thousands)
2012	$153
2013	163
2014	177
2015	200
2016	217
2017 - 2021	1,416

Defined Contribution Plans:
The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Savings Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Savings Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made. Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $2.3 million, $2.2 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Savings Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least Senior Vice President and have at least one year of service. However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the plan. In addition to the amounts deferred by the officers, the Savings Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for these plans amounted to $0.3 million for each of the years ended December 31, 2011, 2010 and 2009.

Employee Benefit Trust:
An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Savings Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Savings Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid. Dividend payments received subsequent to the loan being repaid are used to purchase additional shares of common stock. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans. Shares released from the suspense account are used solely for funding matching contributions under the Savings Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2011, 2010 and 2009, the Company funded $2.0 million, $1.6 million and $1.5 million, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

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

As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2011	2010

Shares owned by Employee Benefit Trust, beginning balance	1,248,575	1,382,699
Shares purchased	43,069	-
Shares released and allocated	(144,312)	(134,124)
Shares owned by Employee Benefit Trust, ending balance	1,147,332	1,248,575

Market value of unallocated shares.	$14,490,803	$17,480,050

Outside Director Retirement Plan:
The Savings Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. An eligible director who terminates after November 22, 2005 will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years of service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Savings Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Savings Bank used a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2011	2010
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,473	$2,387
Service cost	70	66
Interest cost	124	130
Actuarial (loss) gain	67	(23)
Benefits paid	(87)	(87)
Projected benefit obligation at end of year	2,647	2,473

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	87	87
Benefits paid	(87)	(87)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(2,647)	$(2,473)

The accumulated benefit obligation for the Directors’ Plan was $2.6 million and $2.5 million at December 31, 2011 and 2010, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Service cost	$70	$66	$80
Interest cost	124	130	138
Amortization of unrecognized gain	(54)	(58)	(21)
Amortization of past service liability	40	40	40
Net pension expense	180	178	237

Current actuarial loss (gain)	67	(23)	(199)
Amortization of actuarial gain	54	58	21
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	81	(5)	(218)
Total recognized in net pension expense and other comprehensive income	$261	$173	$19

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31 were:

	2011	2010	2009
Weighted average discount rate for the benefit obligation	4.25%	5.25%	5.75%
Weighted average discount rate for periodic pension benefit expense	5.25%	5.75%	5.75%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2012	$231
2013	256
2014	260
2015	288
2016	288
2017 – 2021	987

The Savings Bank expects to make payments of $231,000 under its Directors’ Plan in 2012.

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

The redemption of the Series B Preferred Stock on October 28, 2009 removed the restrictions on the Company’s ability to declare and pay dividends or repurchase its common stock. The unamortized discount related to the Series B Preferred Stock was charged to retained earnings on its redemption date.

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

Redemption of Preferred Stock
The common stock offering discussed above was a Qualified Equity Offering. As a result of this Qualified Equity Offering, the number of shares of Common Stock underlying the warrant issued to the U.S. Treasury was reduced by one-half. On October 28, 2009, the Company redeemed the Series B Preferred Stock for $70.0 million plus all accrued and unpaid dividends. On December 30, 2010, the Company repurchased the Warrant for $0.9 million.

Other Dividend Restrictions on the Savings Bank:
In connection with the Savings Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of our primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Savings Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2011, the Savings Bank’s liquidation account was $1.5 million, and was presented within retained earnings.

In addition to the restriction described above, Federal banking regulations place certain restrictions on dividends paid by the Savings Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Savings Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2011, the Savings Bank had $73.0 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

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

Treasury Stock Transactions:
The Holding Company repurchased 624,088 common shares at an average cost of $11.72 during the year ended December 31, 2011. The Holding Company did not repurchase any common shares during the year ended December 31, 2010. At December 31, 2011, 737,962 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):
The components of accumulated other comprehensive loss at December 31, 2011 and 2010 and the changes during the year ended December 31, 2011 are as follows:

	December 31, 2011	Other Comprehensive Income	December 31, 2010
	(In thousands)
Net unrealized gain on securities available for sale	$11,679	$10,776	$903
Net actuarial loss on pension plans and other postretirement benefits	(7,216)	(2,194)	(5,022)
Prior service (cost) credit on pension plans and other postretirement benefits	350	(25)	375
Accumulated other comprehensive loss	$4,813	$8,557	$(3,744)

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

13. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the Office of the Comptroller of the Currency (“OCC”) and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under OCC capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2010, the Savings Bank continues to be categorized as “well-capitalized” by the OCC under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Savings Bank’s compliance with OCC capital standards.

	December 31, 2011		December 31, 2010
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$410,356	9.63%	$395,284	9.18%
Requirement to be well capitalized	213,156	5.00	215,379	5.00
Excess	197,200	4.63	179,905	4.18

Tier I risk-based capital:
Capital level	$410,356	14.26%	$395,284	13.07%
Requirement to be well capitalized	172,611	6.00	181,462	6.00
Excess	237,745	8.26	213,822	7.07

Total risk-based capital:
Capital level	$440,700	15.32%	$422,983	13.98%
Requirement to be well capitalized	287,684	10.00	302,476	10.00
Excess	153,016	5.32	120,507	3.98

FCB is subject to identical capital standards. At December 31, 2011, FCB’s tangible, leverage and core, and risk-based capital ratios were 9.91%, 63.39%, and 63.39%, respectively. FCB was categorized “well-capitalized” under regulatory guidelines at December 31, 2011.

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit) amounted to $43.2 million and $35.4 million, respectively, at December 31, 2011. Included in these commitments were $27.5 million of fixed-rate commitments at a weighted average rate of 4.94%, and $51.1 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2011, of 2.71%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

FCB collateralized a portion of their deposits with letters of credit issued by FHLB-NY. At December 31, 2011, there were $392.3 million of letters of credit outstanding. The letters of credit are collateralized by mortgage loans pledged by the Savings Bank on behalf of FCB, thorough an agreement among the Savings Bank, FCB and the FHLB-NY.

The Trusts issued capital securities in June and July 2007 with a par value of $61.9 million. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2012	$3,565
2013	3,606
2014	3,428
2015	2,968
2016	2,883
Thereafter	19,111
Total minimum payments required	$35,561

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2011, 2010 and 2009 was approximately $3.8 million, $3.2 million and $3.1 million, respectively.

Contingencies:
The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

15. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2011, the largest amount the Savings Bank could lend to one borrower was approximately $61.6 million, and at that date, the Savings Bank’s largest aggregate amount of loans to one borrower was $41.3 million, all of which were performing according to their terms.

16. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $68.7 million and $26.3 million, respectively. At December 31, 2010, the Company carried financial assets and financial liabilities under the fair value option with fair values of $73.0 million and $32.2 million, respectively. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the year ended December 31, 2011. During the year ended December 31, 2010, the Company elected to measure at fair value securities with a cost of $5.0 million that were purchased during the year.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the years ended December 31, 2011 and 2010:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at December 31,	at December 31,	For the year ended	For the year ended	For the year ended
Description	2011	2010	December 31, 2011	December 31, 2010	December 31, 2009
(Dollars in thousands)
Mortgage-backed securities	$37,787	$51,475	$(665)	$774	$3,933
Other securities	30,942	21,574	(1,138)	618	659
Borrowed funds	26,311	32,226	5,916	3,549	1,523
Securities sold under agreements to repurchase	-	-	-	-	485
Net gain from fair value adjustments *			$4,113	$4,941	$6,600

* The net gain from fair value adjustments presented in the above table does not include losses of $2.2 million, $4.9 million and $1.6 million from the change in the fair value of interest rate caps recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

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

The borrowed funds have a contractual principal amount of $61.9 million at December 31, 2011 and 2010. The fair value of borrowed funds includes accrued interest payable of $0.4 million at December 31, 2011 and 2010.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2011 and 2010.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued. Fair value can also be estimated by using pricing models, or discounted cash flows. Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2011 and 2010, Level 2 included mortgage related securities, mutual funds, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3. At December 31, 2011 and 2010, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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
The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the year ended December 31, 2011		For the year ended December 31, 2010
	Trust preferred securities	Junior subordinated debentures	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$10,144	$32,226	$10,153	$34,510
Transfer into Level 3	-	-	-	-
Net loss from fair value adjustment of financial assets	(1,577)	-	(224)	-
Net gain from fair value adjustment of financial liabilities	-	(5,915)	-	(2,284)
Increase in accrued interest			-	-
Other-than-temporary impairment	-	-	(988)	-
Change in unrealized gains(losses) included in other comprehensive income	(2,935)	-	1,203	-
Ending balance	$5,632	$26,311	$10,144	$32,226

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2011	2010	2011	2010	2011	2010	2011	2010

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$747,288	$754,077	$-	$-	$747,288	$754,077
Other securities	-	-	59,610	39,968	5,632	10,144	65,242	50,112
Interest rate caps	-	-	356	2,509	-	-	356	2,509

Total assets	$-	$-	$807,254	$796,554	$5,632	$10,144	$812,886	$806,698

Liabilities:
Borrowings	$-	$-	$-	$-	$26,311	$32,226	$26,311	$32,226

Total liabilities	$-	$-	$-	$-	$26,311	$32,226	$26,311	$32,226

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2011	2010	2011	2010	2011	2010	2011	2010

Assets:
Impaired loans	$-	$-	$-	$-	$48,555	$51,615	$48,555	$51,615
Real estate owned	-	-	-	-	3,179	1,588	3,179	1,588

Total assets	$-	$-	$-	$-	$51,734	$53,203	$51,734	$53,203

The company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2011 and 2010.

The estimated fair value of each material class of financial instruments at December 31, 2011 and 2010 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans:
The estimated fair value of loans, with carrying amounts of $3,228.9 million and $3,276.3 million at December 31, 2011 and 2010, respectively, was $3,407.5 million and $3,359.8 million at December 31, 2011 and 2010, respectively.

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

Due to Depositors:
The estimated fair value of Due to depositors, with carrying amounts of $3,116.5 million and $3,163.3 million at December 31, 2011 and 2010, respectively, was $3,181.6 million and $3,212.6 million at December 31, 2011 and 2010, respectively.

The fair value of demand, passbook savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities (Level 2 input).

Borrowings:
The estimated fair value of borrowings, with carrying amounts of $685.1 million and $708.7 million at December 31, 2011 and 2010, respectively, was $728.1 million and $736.4 million at December 31, 2011 and 2010, respectively.

The fair value of borrowings is estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:
The estimated fair value of interest rate caps was $0.4 million and $2.5 million at December 31, 2011 and 2010, respectively. The Company did not designate the interest rate cap agreements as hedges as defined under the Derivatives and Hedging Topic of the FASB ASC. Interest rate caps are carried at fair value in the Consolidated Financial Statements in Other assets and changes in their fair value are recorded through earnings in the Consolidated Statements of Income in Net gain (loss) from fair value adjustments. The Company purchased interest rate caps during 2009 with a notional amount of $100.0 million. The Company uses interest rate caps to manage its exposure to rising interest rates on its financial liabilities without stated maturities. Fair value for interest rate caps is based upon broker quotes (Level 2 input). The Company recorded losses of $2.2 million and $4.9 million from the changes in their fair value during the years ended December 31, 2011 and 2010, respectively.

Other Real Estate Owned:
OREO are carried at fair value. The fair value is based on appraised value through a current appraisal, or at times through an internal review, additionally adjusted by the estimated costs to sell the property. (Level 3 input).

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

At December 31, 2011 and 2010, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

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

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.” The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU No. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update did not have a material effect on the Company’s results of operations or financial condition. See Note 3 of Notes to Consolidated Financial Statements “Loans.”

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

18. Quarterly Financial Data (unaudited)
Selected unaudited quarterly financial data for the fiscal years ended December 31, 2011 and 2010 is presented below:

	2011				2010
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$54,644	$56,329	$56,499	$57,026	$56,610	$58,271	$56,939	$57,808
Interest expense	17,920	19,228	19,704	19,871	21,555	22,410	23,499	24,303
Net interest income	36,724	37,101	36,795	37,155	35,055	35,861	33,440	33,505
Provision for loan losses	6,500	5,000	5,000	5,000	6,000	5,000	5,000	5,000
Other operating income	2,980	4,295	2,135	871	2,056	1,949	1,718	2,577
Other operating expense	19,369	19,490	18,865	20,015	17,183	17,656	17,610	17,936
Income before income tax expense	13,835	16,906	15,065	13,011	13,928	15,154	12,548	13,146
Income tax expense	5,664	6,756	5,991	5,058	5,379	526	4,875	5,161
Net income	$8,171	$10,150	$9,074	$7,953	$8,549	$14,628	$7,673	$7,985

Basic earnings per common share	$0.27	$0.33	$0.29	$0.26	$0.28	$0.48	$0.25	$0.26
Diluted earnings per common share	$0.27	$0.33	$0.29	$0.26	$0.28	$0.48	$0.25	$0.26
Dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

Average common shares outstanding for:
Basic earnings per share	30,371	30,679	30,823	30,620	30,373	30,359	30,352	30,257
Diluted earnings per share	30,387	30,693	30,864	30,686	30,415	30,378	30,399	30,286

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

Condensed Statements of Financial Condition	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Cash and due from banks	$18,798	$18,066
Securities available for sale:
Other securities ($2,612 and $2,563 at fair value pursuant to the fair value option at December 31, 2011 and 2010, respectively)	3,180	3,314
Interest receivable	12	12
Investment in subsidiaries	429,353	405,988
Goodwill	2,185	2,185
Other assets	4,521	4,525
Total assets	$458,049	$434,090

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2011 and 2010)	$26,311	$32,227
Other liabilities	14,827	11,818
Total liabilities	41,138	44,045

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	313
Additional paid-in capital	195,628	189,348
Treasury stock, at average cost (626,418 shares and none at December 31, 2011 and 2010, respectively)	(7,355)	-
Retained earnings	223,510	204,128
Accumulated other comprehensive income (loss), net of taxes	4,813	(3,744)
Total equity	416,911	390,045

Total liabilities and equity	$458,049	$434,090

	For the years ended December 31,
Condensed Statements of Income	2011	2010	2009
	(In thousands)
Dividends from the Savings Bank	$20,000	$10,000	$-
Interest income	753	750	1,175
Interest expense	(4,325)	(4,324)	(4,325)
Gain on sale of securities	-	-	7
Net (loss) gain from fair value adjustments	5,725	2,253	(1,415)
Other operating expenses	(746)	(737)	(829)
Income before taxes and equity in undistributed earnings of subsidiary	21,407	7,942	(5,387)
Income tax (expense) benefit	(585)	972	2,397
Income before equity in undistributed earnings of subsidiary	20,822	8,914	(2,990)
Equity in undistributed earnings of the Savings Bank	14,526	29,921	28,551
Net income	$35,348	$38,835	$25,561

	For the years ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
	(In thousands)
Operating activities:
Net income	$35,348	$38,835	$25,561
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Savings Bank	(14,526)	(29,921)	(28,551)
Net loss on sale of securities	-	-	7
Deferred income tax (benefit) provision	3,003	972	(502)
Fair value adjustments for financial assets and financial liabilities	(5,726)	(2,253)	1,415
Stock based compensation expense	2,720	2,154	2,041
Net change in operating assets and liabilities	1,542	1,499	3,258
Net cash provided by (used in) operating activities	22,361	11,286	3,229

Investing activities:
Purchases of securities available for sale	(37)	(62)	(107)
Proceeds from sales and calls of securities available for sale	-	750	494
Investment in subsidiary	-	-	(23,500)
Net cash provided by (used in) investing activities	(37)	688	(23,113)

Financing activities:
Purchase of treasury stock	(7,722)	(347)	(231)
Cash dividends paid	(15,910)	(15,788)	(14,989)
Issuance of common stock	-	-	101,537
Redemption of preferred stock	-	-	(70,900)
Stock options exercised	2,040	458	627
Net cash (used in) provided by financing activities	(21,592)	(15,677)	16,044

Net (decrease) increase in cash and cash equivalents	732	(3,703)	(3,840)
Cash and cash equivalents, beginning of year	18,066	21,769	25,609
Cash and cash equivalents, end of year	$18,798	$18,066	$21,769

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flushing Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2012 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

New York, New York
March 15, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited Flushing Financial Corporation (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Flushing Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Flushing Financial Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Flushing Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flushing Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion.

/S/ GRANT THORNTON LLP

New York, New York
March 15, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on those criteria issued by COSO.

Grant Thornton LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in its report which appears on page 142.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2012 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. This code is publicly available on the Company’s website at: https://www.snl.com/Cache/1500039036.PDF?D=&O=PDF&IID=102398&Y=&T=&FID=1500039036 Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC or NASDAQ rules will be disclosed in a report on Form 8-K.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:
•	Consolidated Statements of Financial Condition at December 31, 2011 and 2010
•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2011
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2011
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)
3.6	By-Laws of Flushing Financial Corporation (1)
3.7	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (14)
4.1
Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (12)

4.2
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

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (15)
10.2*	Form of Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (15)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (15)
10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (15)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (15)
10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso (15)
10.7*	Flushing Savings Bank Specified Officer Change in Control Severance Policy (16)
10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (4)
10.9*	Amended and Restated Outside Director Retirement Plan (11)
10.10*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (4)
10.11*	Amended and Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (15)
10.12	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)
10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)
10.14*	Employee Benefit Trust Agreement (1)
10.15*	Amendment to the Employee Benefit Trust Agreement (3)
10.16*	Loan Document for Employee Benefit Trust (1)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	Consulting Agreement between Flushing Savings Bank, FSB, Flushing Financial Corporation and Gerard P. Tully, Sr. (15)
10.19*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.20*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.21*	Description of Outside Director Fee Arrangements (15)
10.22*	Form of Outside Director Restricted Stock Award Letter (9)
10.23*	Form of Outside Director Restricted Stock Unit Award Letter
10.24*	Form of Outside Director Stock Option Grant Letter (9)
10.25*	Form of Employee Restricted Stock Award Letter (9)
10.26*	Form of Employee Restricted Stock Unit Award Letter

10.27*	Form of Employee Stock Option Award Letter (9)
10.28*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (17)
10.29*	Annual Incentive Plan for Executives and Senior Officers
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*Indicates compensatory plan or arrangement.
______________
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.
(14)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2011.
(17)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 15, 2012.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 7, 2012
John R. Buran

/S/JOHN E. ROE, SR.	Director, Chairman	March 7, 2012
John E. Roe, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 7, 2012
David W. Fry

	Director	March 7, 2012
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 7, 2012
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 7, 2012
Louis C. Grassi

/S/SAM S. HAN	Director	March 7, 2012
Sam S. Han

/S/MICHAEL J. HEGARTY	Director	March 7, 2012
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 7, 2012
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 7, 2012
Vincent F. Nicolosi

/S/DONNA M. O'BRIEN	Director	March 7, 2012
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	March 7, 2012
Michael J. Russo

/S/GERARD P. TULLY, SR.	Director	March 7, 2012
Gerard P. Tully, Sr.