Form 10-K/A
period 2011-12-31
FLUSHING FINANCIAL CORP
filed 2012-04-30
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.     ___ Yes   X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ___ Yes   X     No

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 15, 2012, is to furnish Exhibit  23.1, which was inadvertently omitted, to the Form 10-K, as required by Item 601 of Regulation S-K.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

ITEM 15. EXHIBITS

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flushing Financial Corporation

Date: April 30, 2012	/s/ David W. Fry
David W. Fry Executive Vice President and Chief Financial Officer