Form 10-Q
period 2012-03-31
FLUSHING FINANCIAL CORP
filed 2012-05-10
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   __Yes      X   No

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2012 was 30,920,676.

i

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1.   Financial Statements

(Dollars in thousands, except per share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$35,390	$55,721
Securities available for sale:
Mortgage-backed securities ($34,629 and $37,787 at fair value pursuant to the fair value option at March 31, 2012 and December 31, 2011, respectively)	733,873	747,288
Other securities ($31,247 and $30,942 at fair value pursuant to the fair value option at March 31, 2012 and December 31, 2011 respectively)	163,760	65,242
Loans:
Multi-family residential	1,418,254	1,391,221
Commercial real estate	557,688	580,783
One-to-four family ― mixed-use property	681,389	693,932
One-to-four family ― residential	214,163	220,431
Co-operative apartments	5,409	5,505
Construction	42,655	47,140
Small Business Administration	13,665	14,039
Taxi medallion	49,391	54,328
Commercial business and other	231,674	206,614
Net unamortized premiums and unearned loan fees	14,410	14,888
Allowance for loan losses	(30,618)	(30,344)
Net loans	3,198,080	3,198,537
Interest and dividends receivable	18,434	17,965
Bank premises and equipment, net	24,053	24,417
Federal Home Loan Bank of New York stock	32,221	30,245
Bank owned life insurance	84,150	83,454
Goodwill	16,127	16,127
Core deposit intangible	820	937
Other assets	51,049	48,016
Total assets	$4,357,957	$4,287,949

LIABILITIES
Due to depositors:
Non-interest bearing	$131,428	$118,507
Interest-bearing:
Certificate of deposit accounts	1,461,651	1,529,110
Savings accounts	331,242	349,630
Money market accounts	193,569	200,183
NOW accounts	1,011,001	919,029
Total interest-bearing deposits	2,997,463	2,997,952
Mortgagors' escrow deposits	41,243	29,786
Borrowed funds ($26,136 and $26,311 at fair value pursuant to the fair value option at March 31, 2012 and December 31, 2011, respectively)	543,861	499,839
Securities sold under agreements to repurchase	185,300	185,300
Other liabilities	35,706	39,654
Total liabilities	3,935,001	3,871,038

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2012 and December 31, 2011; 30,919,551 shares and 30,904,177 shares outstanding at March 31, 2012 and December 31, 2011, respectively)	315	315
Additional paid-in capital	197,325	195,628
Treasury stock, at average cost (611,044 shares and 626,418 shares at March 31, 2012 and December 31, 2011, respectively)	(7,410)	(7,355)
Retained earnings	226,553	223,510
Accumulated other comprehensive income, net of taxes	6,173	4,813
Total stockholders' equity	422,956	416,911

Total liabilities and stockholders' equity	$4,357,957	$4,287,949

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2012	2011

Interest and dividend income
Interest and fees on loans	$46,560	$48,690
Interest and dividends on securities:
Interest	7,631	8,107
Dividends	207	202
Other interest income	17	27
Total interest and dividend income	54,415	57,026

Interest expense
Deposits	10,910	12,334
Other interest expense	6,160	7,537
Total interest expense	17,070	19,871

Net interest income	37,345	37,155
Provision for loan losses	6,000	5,000
Net interest income after provision for loan losses	31,345	32,155

Non-interest income
Other-than-temporary impairment ("OTTI") charge	-	(3,616)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	2,690
Net OTTI charge recognized in earnings	-	(926)
Loan fee income	466	434
Banking services fee income	455	461
Net loss from fair value adjustments	(448)	(655)
Federal Home Loan Bank of New York stock dividends	385	500
Bank owned life insurance	696	667
Other income	324	390
Total non-interest income	1,878	871

Non-interest expense
Salaries and employee benefits	11,041	10,027
Occupancy and equipment	1,930	1,867
Professional services	1,722	1,599
FDIC deposit insurance	1,017	1,428
Data processing	976	1,005
Depreciation and amortization	834	766
Other real estate owned/foreclosure expense	712	337
Other operating expenses	3,304	2,986
Total non-interest expense	21,536	20,015

Income before income taxes	11,687	13,011

Provision for income taxes
Federal	3,624	3,912
State and local	934	1,146
Total taxes	4,558	5,058

Net income	$7,129	$7,953

Basic earnings per common share	$0.23	$0.26
Diluted earnings per common share	$0.23	$0.26
Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2012	2011

Comprehensive Income
Net income	$7,129	$7,953
Amortization of actuarial losses	149	77
Amortization of prior service credits	(6)	(6)
OTTI charges included in income	-	518
Unrealized gains (losses) on securities, net	1,217	(3,490)
Comprehensive income	$8,489	$5,052

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,129	$7,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	5,000
Depreciation and amortization of bank premises and equipment	834	766
Amortization of premium, net of accretion of discount	1,561	1,423
Net loss from fair value adjustments	448	655
OTTI charge recognized in earnings	-	926
Income from bank owned life insurance	(696)	(667)
Stock-based compensation expense	1,418	1,167
Deferred compensation	(306)	103
Amortization of core deposit intangibles	117	117
Excess tax benefit from stock-based payment arrangements	(106)	(80)
Deferred income tax provision	713	125
Decrease in prepaid FDIC assesment	946	1,337
Decrease in other liabilities	(1,676)	(3,562)
Decrease (Increase) in other assets	540	(2,408)
Net cash provided by operating activities	16,922	12,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(470)	(754)
Net (purchase) redemptions of Federal Home Loan Bank of New York shares	(1,976)	1,683
Purchases of securities available for sale	(122,512)	(34,657)
Proceeds from maturities and prepayments of securities available for sale	39,035	38,108
Net (originations) and repayment of loans	(19,871)	5,396
Purchases of loans	(3,456)	(12,555)
Proceeds from sale of real estate owned	624	154
Proceeds from sale of delinquent loans	9,091	3,158
Net cash (used in) provided by investing activities	(99,535)	533

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	12,921	8,374
Net (decrease) increase in interest-bearing deposits	(743)	19,648
Net increase in mortgagors' escrow deposits	11,457	12,512
Net proceeds from short-term borrowed funds	58,500	-
Proceeds from long-term borrowings	47,414	-
Repayment of long-term borrowings	(62,000)	(47,423)
Purchases of treasury stock	(1,652)	(209)
Excess tax benefit from stock-based payment arrangements	106	80
Proceeds from issuance of common stock upon exercise of stock options	244	525
Cash dividends paid	(3,965)	(3,995)
Net cash provided by (used in) financing activities	62,282	(10,488)

Net (decrease) increase in cash and cash equivalents	(20,331)	2,900
Cash and cash equivalents, beginning of period	55,721	47,789
Cash and cash equivalents, end of period	$35,390	$50,689

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,995	$19,743
Income taxes paid	5,218	2,366
Taxes paid if excess tax benefits were not tax deductible	5,324	2,446
Non-cash activities:
Loans transferred to real estate owned	1,293	980
Loans provided for the sale of real estate owned	221	244

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2012	2011

Common Stock
Balance, beginning of period	$315	$313
Issuance upon exercise of stock options (26,907 common shares for the three months ended March 31, 2011)	-	-
Shares issued upon vesting of restricted stock unit awards (67,886 commons shares for the three months ended March 31, 2011)	-	1
Balance, end of period	$315	$314
Additional Paid-In Capital
Balance, beginning of period	$195,628	$189,348
Award of common shares released from Employee Benefit Trust (146,735 and 131,799 common shares for the three months ended March 31, 2012 and 2011, respectively)	1,363	1,429
Shares issued upon vesting of restricted stock unit awards (85,163 and 67,886 common shares for the three months ended March 31, 2012 and 2011, respectively)	151	724
Issuance upon exercise of stock options (56,850 and 41,825 common shares for the three months ended March 31, 2012 and 2011, respectively)	73	348
Stock-based compensation activity, net	4	405
Stock-based income tax benefit	106	80
Balance, end of period	$197,325	$192,334
Treasury Stock
Balance, beginning of period	$(7,355)	$-
Purchases of outstanding shares (97,200 common shares for the three months ended March 31, 2012)	(1,282)	-
Shares issued upon vesting of restricted stock unit awards (113,993 common shares for the three months ended March 31, 2012)	1,343	-
Issuance upon exercise of stock options (67,330 and 14,378 common shares for the three months ended March 31, 2012 and 2011, respectively)	802	209
Purchases of shares to fund options exercised (40,866 common shares for the three months ended March 31, 2012)	(548)	-
Repurchase of shares to satisfy tax obligations (27,883 and 14,378 common shares for the three months ended March 31, 2012 and 2011, respectively)	(370)	(209)
Balance, end of period	$(7,410)	$-
Retained Earnings
Balance, beginning of period	$223,510	$204,128
Net income	7,129	7,953
Cash dividends declared and paid on common shares ($0.13 per common share for the three months ended March 31, 2012 and 2011)	(3,965)	(3,995)
Issuance upon exercise of stock options (10,480 and 41,825 common shares for the three months ended March 31, 2012 and 2011, respectively)	(24)	(32)
Shares issued upon vesting of restricted stock unit awards (28,830 common shares for the three months ended March 31, 2012)	(97)	-
Balance, end of period	$226,553	$208,054
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$4,813	$(3,744)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately ($962) and $2,756 for the three months ended March 31, 2012 and 2011, respectively	1,217	(3,490)
Amortization of actuarial losses, net of taxes of approximately ($117) and ($61) for the three months ended March 31, 2012 and 2011, respectively	149	77
Amortization of prior service credits, net of taxes of approximately $5 for the three months ended March 31, 2012 and 2011	(6)	(6)
OTTI charges included in income, net of taxes of approximately ($408) for the three months ended March 31, 2011	-	518
Balance, end of period	$6,173	$(6,645)

Total Stockholders' Equity	$422,956	$394,057

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

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and general practices within the banking industry. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such presented periods of the Company.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Quarterly Report. All inter-company balances and transactions have been eliminated in consolidation.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

When necessary, certain reclassifications have been made to the prior-period consolidated financial statements to conform to the current-period presentation.

2.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses, the evaluation of goodwill for impairment, the evaluation of the need for a valuation allowance of the Company’s deferred tax assets and the evaluation of other-than-temporary impairment (“OTTI”) on securities. The current economic environment has increased the degree of uncertainty inherent in these material estimates.  Actual results could differ from these estimates.

3.  Earnings Per Share

Earnings per share are computed in accordance with Accounting Standards Codification (“ASC”) Topic 260 “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and as such should be included in the calculation of earnings per share.  Basic earnings per common share is computed by dividing net income available to common shareholders by the total weighted average number of common shares outstanding, which includes unvested participating securities. The Company’s unvested restricted stock and restricted stock unit awards are considered participating securities. Therefore, weighted average common shares outstanding used for computing basic earnings per common share includes common shares outstanding plus unvested restricted stock and restricted stock unit awards. The computation of diluted earnings per share includes the additional dilutive effect of stock options outstanding during the period.  Common stock equivalents that are anti-dilutive are not included in the computation of diluted earnings per common share. The numerator for calculating basic and diluted earnings per common share is net income available to common shareholders.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share have been computed based on the following:

	For the three months ended March 31,
	2012	2011
	(In thousands, except per share data)
Net income, as reported	$7,129	$7,953
Divided by:
Weighted average common shares outstanding	30,396	30,620
Weighted average common stock equivalents	24	66
Total weighted average common shares outstanding and common stock equivalents	30,420	30,686

Basic earnings per common share	$0.23	$0.26
Diluted earnings per common share (1)	$0.23	$0.26
Dividend payout ratio	56.5%	50.0%

(1)
For the three months ended March 31, 2012, options to purchase 720,340 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share as they were anti-dilutive. For the three months ended March 31, 2011, options to purchase 560,550 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share as they were anti-dilutive.

4.  Debt and Equity Securities

The Company’s investments are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three month periods ended March 31, 2012 and 2011. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2012:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
		(In thousands)
U.S. government agencies	$21,819	$21,517	$44	$346
Corporate	61,810	63,143	1,333	-
Municipals	40,324	39,648	-	676
Mutual funds	21,450	21,450	-	-
Other	22,296	18,002	15	4,309
Total other securities	167,699	163,760	1,392	5,331
REMIC and CMO	453,662	467,988	22,556	8,230
GNMA	57,869	62,870	5,001	-
FNMA	175,243	182,078	6,871	36
FHLMC	20,181	20,937	756	-
Total mortgage-backed securities	706,955	733,873	35,184	8,266
Total securities available for sale	$874,654	$897,633	$36,576	$13,597

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMO”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $18.1 million and $18.5 million, respectively, at March 31, 2012.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2012:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
U.S. government agencies	$19,651	$346	$19,651	$346	$-	$-
Municipals	33,354	676	33,354	676	-	-
Other	5,253	4,309	-	-	5,253	4,309
Total other securities	58,258	5,331	53,005	1,022	5,253	4,309
REMIC and CMO	40,607	8,230	13,525	254	27,082	7,976
FNMA	10,444	36	10,444	36	-	-
Total mortgage-backed securities	51,051	8,266	23,969	290	27,082	7,976
Total securities available for sale	$109,309	$13,597	$76,974	$1,312	$32,335	$12,285

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

The Company reviewed each investment that had an unrealized loss at March 31, 2012. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

The Company evaluates its pooled trust preferred securities, included in the table above in the row labeled “Other”, using an impairment model through an independent third party, which includes evaluating the financial condition of each counterparty.  For single issuer trust preferred securities, the Company evaluates the issuer’s financial condition. The Company evaluates its mortgage-backed securities by reviewing the characteristics of the securities, including delinquency and foreclosure levels, projected losses at various loss severity levels and credit enhancement and coverage. In addition, private issue CMOs are evaluated using an impairment model through an independent third party. When an OTTI is identified, the portion of the impairment that is credit related is determined by management using the following methods: (1) for trust preferred securities, the credit related impairment is determined by using a discounted cash flow model from an independent third party, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings; (2) for mortgage-backed securities, credit related impairment is determined for each security by estimating losses based on a set of assumptions, which includes delinquency and foreclosure levels, projected losses at various loss severity levels, credit enhancement and coverage; and (3) for private issue CMOs, through an impairment model from an independent third party and then recording those estimated losses as a credit related loss against earnings.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

U.S. Government Agencies:
The unrealized losses in U.S. Government Agencies at March 31, 2012, consist of losses on two U.S. Government securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Municipals:
The unrealized losses in Municipal securities at March 31, 2012, consist of losses on 12 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Other Securities:
The unrealized losses in Other Securities at March 31, 2012, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on  such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.
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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. We then reviewed performing issuers with Texas Ratios in excess of 50%. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. There was one issuer with a Texas Ratio in excess of 50% for which we concluded there would not be a default, primarily due to its current operating results and demonstrated ability to raise additional capital.

There were no remaining performing issuers in our pooled trust preferred securities which had a Texas Ratio in excess of 85.00%. For the remaining issuers with a Texas Ratio between 50.00% and 84.99%, we estimated 25% of the related cash flows of the issuer would not be realized. We concluded that issuers with a Texas Ratio below 50.00% are considered healthy and there was a minimal risk of default. We assigned a zero default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery and issuers that have defaulted will have no recovery.

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

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at March 31, 2012, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2012. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults (1)
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$268	$-	None	None	BB	-
Single issuer	n/a	1	500	515	-	None	None	B	+
Pooled issuer	B1	19	5,617	2,960	2,196	28.2%	0.9%	C
Pooled issuer	C1	19	3,645	2,025	1,542	25.6%	0.0%	C
Total			$10,062	$5,768	$3,738

(1)	Represents deferrals/defaults as a percentage of the original security and expected deferrals/defaults as a percentage of performing issuers.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at March 31, 2012 consist of three issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), one issue from the Federal National Mortgage Association (“FNMA”), one issue from Government National Mortgage Association (“GNMA”) and seven private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The unrealized losses at March 31, 2012 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, three of these securities are performing according to their terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $0.4 million for the three months ended March 31, 2012.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was not recorded during the three months ended March 31, 2012.

It is not anticipated at this time that the seven private issue CMOs would be settled at a price that is less than the current amortized cost of the Company’s investment.  The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company held 16 private issue CMOs which had a current credit rating of at least one rating below investment grade. Six of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2012:

								Collateral Located in:
Security	Amortized Cost	Fair Value	Outstanding Principal	Cumulative OTTI Charges Recorded	Year of Issuance	Maturity	Current Lowest Rating	CA	FL	VA	NY	NJ	TX	MD	Average FICO Score
	(Dollars in thousands)

1	$ 11,611	$ 8,529	$ 12,774	$ 3,279	2006	05/25/36	D	44%			15%				720
2	5,218	3,745	5,310	447	2006	08/19/36	D	54%							737
3	5,193	4,167	5,658	954	2006	08/25/36	D	36%	15%						714
4	3,936	3,428	4,468	657	2006	08/25/36	D	38%	13%		12%		12%		724
5	3,156	2,868	3,439	221	2006	03/25/36	CC	36%							727
6	1,705	1,732	1,716	-	2005	12/25/35	B-	39%							734
7	4,781	3,193	5,057	222	2006	05/25/36	CC	27%		19%	10%	11%			715
8	884	892	892	-	2006	08/25/36	CCC	29%							737
9	1,348	1,366	1,367	-	2005	11/25/35	B-	40%		17%				13%	729
10	1,162	1,153	1,164	-	2005	11/25/35	CC	46%	10%						739
Total	$ 38,994	$ 31,073	$ 41,845	$ 5,780

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

FNMA:
The unrealized losses in FNMA securities at March 31, 2012 consist of losses on one FNMA security. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of March 31, 2012, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses

Private issued CMO's (1)	$33,895	$25,929	$7,966	$2,740
Trust preferred securities (1)	9,262	4,985	4,277	3,738
Total	$43,157	$30,914	$12,243	$6,478

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the three months ended March 31, 2012
Beginning balance	$6,922

Recognition of actual losses	(444)
OTTI charges due to credit loss recorded in earnings	-
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-

Ending balance	$6,478

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at March 31, 2012, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$34,369	$34,412
Due after one year through five years	25,857	26,487
Due after five years through ten years	31,620	32,058
Due after ten years	75,853	70,803

Total other securities	167,699	163,760
Mortgage-backed securities	706,955	733,873

Total securities available for sale	$874,654	$897,633

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
		(In thousands)
U.S. government agencies	$1,980	$2,039	$59	$-
Corporate	20,777	20,592	-	185
Municipals	4,534	4,532	-	2
Mutual funds	21,369	21,369	-	-
Other	22,023	16,710	9	5,322
Total other securities	70,683	65,242	68	5,509
REMIC and CMO	460,824	473,639	22,796	9,981
GNMA	62,040	67,632	5,592	-
FNMA	175,627	182,630	7,003	-
FHLMC	22,556	23,387	831	-
Total mortgage-backed securities	721,047	747,288	36,222	9,981
Total securities available for sale	$791,730	$812,530	$36,290	$15,490

Mortgage-backed securities shown in the table above include two private issue CMO that are collateralized by commercial real estate mortgages with amortized cost and market values of $19.0 million and $19.2 million, respectively, at December 31, 2011.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Corporate	$17,980	$185	$17,980	$185	$-	$-
Municipals	1,997	2	1,997	2	-	-
Other	4,241	5,322	-	-	4,241	5,322
Total other securities	24,218	5,509	19,977	187	4,241	5,322
REMIC and CMO	38,684	9,981	12,560	124	26,124	9,857
Total securities available for sale	$62,902	$15,490	$32,537	$311	$30,365	$15,179

5.           Loans

Loans are reported at their outstanding principal balance, net of any unearned income, charge-offs, deferred loan fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is recognized on the accrual basis. The accrual of income on loans is generally discontinued when certain factors, such as contractual delinquency of 90 days or more, indicate reasonable doubt as to the timely collectability of such income. Uncollected interest previously recognized on non-accrual loans is reversed from interest income at the time the loan is placed on non-accrual status. A non-accrual loan can be returned to accrual status when contractual delinquency returns to less than 90 days delinquent. Subsequent cash payments received on non-accrual loans that do not bring the loan to less than 90 days delinquent are recorded on a cash basis. Subsequent cash payments can also be applied first as a reduction of principal until all principal is recovered and then subsequently to interest, if in management’s opinion, it is evident that recovery of all principal due is unlikely to occur. Net loan origination costs and premiums or discounts on loans purchased are amortized into interest income over the contractual life of the loans using the level-yield method. Prepayment penalties received on loans which pay in full prior to their scheduled maturity are included in interest income in the period they are collected.

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

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance for loan losses other than charge-offs and recoveries are included in the provision for loan losses. When a loan or a portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A loan is considered impaired when, based upon the most current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on a cash basis. The Company’s management considers all non-accrual loans impaired.

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

In preparing internal evaluations of property values, the Company seeks to obtain current data on the subject property from various sources, including: (1) the borrower; (2) copies of existing leases; (3) local real estate brokers and appraisers; (4) public records (such as for real estate taxes and water and sewer charges); (5) comparable sales and rental data in the market; (6) an inspection of the property; and (7) interviews with tenants. These internal evaluations primarily focus on the income approach and comparable sales data to value the property.

As of March 31, 2012, the Company utilized recent third party appraisals of the collateral to measure impairment for $143.1 million, or 75.5%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $46.4 million, or 24.5%, of collateral dependent impaired loans.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as Troubled Debt Restructured (“TDR”) when the Savings Bank grants a concession to a borrower who is experiencing financial difficulties.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2012, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

During the three months ended March 31, 2012, two one-to-four family – mixed use property loans totaling $0.5 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower; and one commercial mortgage loan totaling $1.4 million was modified and classified as TDR, as the borrower had two business line of credit loans rolled into one five year fixed rate commercial mortgage and was given an interest rate that was considered below market for that borrower with the loan’s amortization term extended. For each of the loans that were modified and classified as TDR, the borrower was experiencing financial difficulties. The recorded investment of each of the loans modified and classified to TDR was unchanged as there was no principal forgiven in any of these modifications.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2011, six multi-family loans totaling $1.8 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower and each had the loan’s amortization term extended; two constructions loans totaling $24.2 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower; one commercial business loan for $2.0 million was modified and classified as TDR, as the borrower was given an interest rate that was considered below market for that borrower.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	8	$2,356	11	$9,412
Commercial real estate	2	2,456	2	2,499
One-to-four family - mixed-use property	4	1,084	3	795
Construction	1	5,312	1	5,888
Commercial business and other	1	2,000	1	2,000

Total performing troubled debt restructured	16	$13,208	18	$20,594

The following table shows loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	3	$6,856	-	$-
Commercial real estate	3	5,313	2	4,340
One-to-four family - mixed-use property	4	1,369	3	1,193
One-to-four family - residential	-	-	-	-
Construction	1	11,496	1	11,673

Total troubled debt restructurings that subsequently defaulted	11	$25,034	6	$17,206

During the three months ended March 31, 2012, three multi-family TDR totaling $6.9 million were transferred to non-accrual.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$6,287
Commercial real estate	-	92
Construction	108	-
Total	108	6,379

Non-accrual mortgage loans:
Multi-family residential	25,986	19,946
Commercial real estate	24,876	19,895
One-to-four family - mixed-use property	23,475	28,429
One-to-four family - residential	12,337	12,766
Co-operative apartments	110	152
Construction	11,944	14,721
Total	98,728	95,909

Non-accrual non-mortgage loans:
Small Business Administration	592	493
Commercial Business and other	20,478	14,660
Total	21,070	15,153

Total non-accrual loans	119,798	111,062

Total non-accrual loans and loans ninety days or more past due and still accruing	$119,906	$117,441

The interest foregone on non-accrual loans and loans classified as TDR totaled $2.5 million and $2.7 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

The following table shows an age analysis of our recorded investment in loans at March 31, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$26,466	$10,474	$19,165	$56,105	$1,362,149	$1,418,254
Commercial real estate	10,241	2,463	23,862	36,566	521,122	557,688
One-to-four family - mixed-use property	15,336	5,539	22,997	43,872	637,517	681,389
One-to-four family - residential	4,476	1,488	12,338	18,302	195,861	214,163
Co-operative apartments	-	-	110	110	5,299	5,409
Construction loans	-	-	12,052	12,052	30,603	42,655
Small Business Administration	15	227	453	695	12,970	13,665
Taxi medallion	-	-	-	-	49,391	49,391
Commercial business and other	2,771	85	19,423	22,279	209,395	231,674
Total	$59,305	$20,276	$110,400	$189,981	$3,024,307	$3,214,288

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at December 31, 2011:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
			(in thousands)

Multi-family residential	$20,083	$6,341	$26,233	$52,657	$1,338,564	$1,391,221
Commercial real estate	10,804	1,797	19,987	32,588	548,195	580,783
One-to-four family - mixed-use property	20,480	3,027	27,950	51,457	642,475	693,932
One-to-four family - residential	4,699	1,769	12,766	19,234	201,197	220,431
Co-operative apartments	-	-	152	152	5,353	5,505
Construction loans	5,065	-	14,721	19,786	27,354	47,140
Small Business Administration	16	41	452	509	13,530	14,039
Taxi medallion	71	-	-	71	54,257	54,328
Commercial business and other	5,476	966	10,241	16,683	189,931	206,614
Total	$66,694	$13,941	$112,502	$193,137	$3,020,856	$3,213,993

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Charge-off's	1,061	1,780	1,468	826	42	234	113	-	495	6,019
Recoveries	57	70	56	1	-	-	9	-	100	293
Provision	1,798	2,490	1,685	1,026	54	119	(30)	(4)	(1,138)	6,000
Ending balance	$12,061	$5,990	$5,587	$1,850	$92	$553	$853	$37	$3,595	$30,618
Ending balance: individually evaluated for impairment	$110	$185	$542	$-	$58	$71	$-	$-	$59	$1,025
Ending balance: collectively evaluated for impairment	$11,951	$5,805	$5,045	$1,850	$34	$482	$853	$37	$3,536	$29,593

Financing Receivables:
Ending balance	$1,418,254	$557,688	$681,389	$214,163	$5,409	$42,655	$13,665	$49,391	$231,674	$3,214,288
Ending balance: individually evaluated for impairment	$39,308	$41,754	$36,386	$14,877	$313	$25,311	$678	$-	$30,904	$189,531
Ending balance: collectively evaluated for impairment	$1,378,946	$515,934	$645,003	$199,286	$5,096	$17,344	$12,987	$49,391	$200,770	$3,024,757

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the three month period ended March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(Dollars in thousands)

With no related allowance recorded:
Mortgage loans:
Multi-family residential	$34,613	$38,251	$-	$33,830	$109
Commercial real estate	60,327	65,427	-	49,538	344
One-to-four family mixed-use property	30,616	34,677	-	32,224	96
One-to-four family residential	14,877	17,935	-	14,610	33
Co-operative apartments	111	153	-	132	-
Construction	19,999	20,226	-	15,497	156
Non-mortgage loans:
Small Business Administration	678	1,030	-	477	1
Taxi Medallion	-	-	-	-	-
Commercial Business and other	5,670	6,402	-	8,415	3

Total loans with no related allowance recorded	166,891	184,101	-	154,723	742

With an allowance recorded:
Mortgage loans:
Multi-family residential	4,695	4,759	110	8,871	72
Commercial real estate	4,661	4,661	185	3,840	40
One-to-four family mixed-use property	5,770	5,851	542	5,941	95
One-to-four family residential	-	-	-	-	-
Co-operative apartments	202	202	58	203	3
Construction	5,312	5,312	71	11,437	50
Non-mortgage loans:
Small Business Administration	-	-	-	98	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,000	2,000	59	4,810	20

Total loans with an allowance recorded	22,640	22,785	1,025	35,200	280

Total Impaired Loans:
Total mortgage loans	$181,183	$197,454	$966	$176,123	$998

Total non-mortgage loans	$8,348	$9,432	$59	$13,800	$24

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at March 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$14,592	$36,369	$-	$-	$50,961
Commercial real estate	11,999	39,473	-	-	51,472
One-to-four family - mixed-use property	15,727	30,195	-	-	45,922
One-to-four family - residential	3,494	14,877	-	-	18,371
Co-operative apartments	202	111	-	-	313
Construction loans	2,462	25,311	-	-	27,773
Small Business Administration	758	294	250	-	1,302
Commercial business and other	5,317	29,735	1,169	-	36,221
Total loans	$54,551	$176,365	$1,419	$-	$232,335

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	$66,943	$177,391	$1,383	$-	$245,717

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the three months ended March 31
(In thousands)	2012	2011

Balance, beginning of period	$30,344	$27,699
Provision for loan losses	6,000	5,000
Charge-off's	(6,019)	(5,320)
Recoveries	293	51

Balance, end of period	$30,618	$27,430

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2012	March 31, 2011
Multi-family residential	$1,004	$917
Commercial real estate	1,710	1,950
One-to-four family – mixed-use property	1,412	173
One-to-four family – residential	825	1,474
Co-operative apartments	42	-
Construction	234	-
Small Business Administration	104	323
Commercial business and other	395	432
Total net loan charge-offs	$5,726	$5,269

6.           Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended March 31,
	2012	2011
	(In thousands)

Balance at beginning of period	$3,179	$1,588
Acquisitions	1,293	980
Write-down of carrying value	(88)	-
Sales	(780)	(386)

Balance at end of period	$3,604	$2,182

During the three months ended March 31, 2012 and 2011, the Company recorded gross gains from the sale of OREO in the amount of $45,000 and $92,000, respectively. During the three months ended March 31, 2012 and 2011, the Company recorded gross losses from the sale of OREO in the amount of $110,000 and $12,000, respectively. The net gains / losses on the sale of OREO are included in the Consolidated Statements of Income in Other operating expenses.

7.           Stock-Based Compensation

For the three months ended March 31, 2012 and 2011, the Company’s net income, as reported, includes $1.5 million and $1.2 million, respectively, of stock-based compensation costs and $0.6 million and $0.5 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2012 and 2011, the Company granted 230,675 and 213,095 restricted stock units, respectively.  There were no stock options granted during the three months ended March 31, 2012 and 2011.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of March 31, 2012, there are 524,103 shares available for full value awards and 1,380 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by: (1) the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan); (2) the settlement of such an award in cash; (3) the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards or (4) the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

The following table summarizes the Company’s full value awards at or for the three months ended March 31, 2012:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2011	363,589	$13.52
Granted	230,675	13.28
Vested	(143,300)	12.92
Forfeited	(2,196)	13.82
Non-vested at March 31, 2012	448,768	$13.59

Vested but unissued at March 31, 2012	117,211	$13.57

As of March 31, 2012, there was $4.8 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of awards vested for the three months ended March 31, 2012 and 2011 were $1.9 million and $1.2 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the three months ended March 31, 2012:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2011	975,640	$15.16
Granted	-	-
Exercised	(67,330)	11.76
Forfeited	-	-
Outstanding at March 31, 2012	908,310	$15.41	3.3	$567
Exercisable shares at March 31, 2012	813,310	$15.62	3.0	$341
Vested but unexercisable shares at March 31, 2012	6,960	$14.44	6.1	$13

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of March 31, 2012, there was $0.1 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits and the intrinsic value related to stock options exercised during the three months ended March 31, 2012 and 2011 are provided in the following table:

	For the three months ended March 31,
(In thousands)	2012	2011
Proceeds from stock options exercised	$244	$525
Fair value of shares received upon exercised of stock options	548	-
Tax benefit (expense) related to stock options exercised	24	(64)
Intrinsic value of stock options exercised	114	79

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2012:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2011	39,255	$12.63
Granted	10,332	13.12
Forfeited	-	-
Distributions	(58)	13.00
Outstanding at March 31, 2012	49,529	$13.46
Vested at March 31, 2012	49,121	$13.46

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $42,000 and $37,000 for the three months ended March 31, 2012 and 2011, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for each of the three month periods ended March 31, 2012 and 2011, respectively.

8.           Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2012	2011

Employee Pension Plan:
Interest cost	$220	$246
Amortization of unrecognized loss	263	153
Expected return on plan assets	(310)	(308)
Net employee pension expense	$173	$91

Outside Director Pension Plan:
Service cost	$20	$17
Interest cost	28	31
Amortization of unrecognized gain	(7)	(13)
Amortization of past service liability	9	10
Net outside director pension expense	$50	$45

Other Postretirement Benefit Plans:
Service cost	$100	$78
Interest cost	54	52
Amortization of unrecognized loss	10	-
Amortization of past service credit	(21)	(21)
Net other postretirement expense	$143	$109

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2011 that it expects to contribute $0.5 million to the Company’s Employee Pension Plan (the “Employee Pension Plan”) and $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2012.  As of March 31, 2012, the Company has contributed $120,000 to the Employee Pension Plan, $22,000 to the Outside Director Pension Plan and $14,000 to the Other Postretirement Benefit Plans. As of March 31, 2012, the Company has not revised its expected contributions for the year ending December 31, 2012.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.           Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $65.9 million and $26.1 million, respectively. At December 31, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $68.7 million and $26.3 million, respectively. During the three months ended March 31, 2012, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the three months ended March 31, 2011.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(Dollars in thousands)	2012	2011	March 31, 2012	March 31, 2011

Mortgage-backed securities	$34,629	$37,787	$(18)	$(602)
Other securities	31,247	30,942	241	(509)
Borrowed funds	26,136	26,311	171	425
Net gain from fair value adjustments (1)			$394	$(686)

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net losses of $0.8 million and gains of $31,000 for the three months ended March 31, 2012 and 2011, respectively, from the change in the fair value of interest rate caps / swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at March 31, 2012 and December 31, 2011.  The fair value of borrowed funds includes accrued interest payable of $0.4 million at March 31, 2012 and December 31, 2011.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2012 and December 31, 2011.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2012, Level 2 includes mortgage related securities, corporate debt and interest rate caps/swaps. At December 31, 2011, Level 2 includes mortgage related securities, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At March 31, 2012 and December 31, 2011, Level 3 includes trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March 31, 2012
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$5,632	$26,311
Transfer into Level 3	-	-
Net gain from fair value adjustment of financial assets	142	-
Net gain from fair value adjustment of financial liabilities	-	(171)
Decrease in accrued interest	-	(4)
Change in unrealized net gains included in other comprehensive income	1,005	-
Ending balance	$6,779	$26,136

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at March 31, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
				(in thousands)
Assets:
Mortgage-backed Securities	$-	$-	$733,873	$747,288	$-	$-	$733,873	$747,288
Other securities	-	-	156,981	59,610	6,779	5,632	163,760	65,242
Interest rate caps	-	-	208	356	-	-	208	356

Total assets	$-	$-	$891,062	$807,254	$6,779	$5,632	$897,841	$812,886

Liabilities:
Borrowings	$-	$-	$-	$-	$26,136	$26,311	$26,136	$26,311
Interest rate swaps	-	-	693	-	-	-	693	-

Total liabilities	$-	$-	$693	$-	$26,136	$26,311	$26,829	$26,311

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at March 31, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
				(in thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$60,826	$48,555	$60,826	$48,555
Other Real Estate Owned	-	-	-	-	3,604	3,179	3,604	3,179

Total assets	$-	$-	$-	$-	$64,430	$51,734	$64,430	$51,734

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

The estimated fair value of each material class of financial instruments at March 31, 2012 and December 31, 2011 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due from Banks, Overnight Interest-Earning Deposits and Federal Funds Sold:

The fair values of financial instruments that are short-term or reprice frequently and have little or no risk are considered to have a fair value that approximates carrying value (Level 1).

FHLB-NY stock:

The fair value is based upon the par value of the stock which equals its carrying value (Level 2).

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

Loans:

The estimated fair value of loans is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities (Level 3 input).

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets (Level 3 input).

Due to Depositors:

The fair values of demand, passbook savings, NOW, money market deposits and escrow deposits are, by definition, equal to the amount payable on demand at the reporting dates (i.e. their carrying value) (Level 1). The fair value of fixed-maturity certificates of deposits are estimated by discounting the expected future cash flows using the rates currently offered for deposits of similar remaining maturities (Level 2 input).

Borrowings:

The estimated fair value of borrowings are estimated by discounting the contractual cash flows using interest rates in effect for borrowings with similar maturities and collateral requirements (Level 2 input) or using a market-standard model (Level 3 input).

Interest Rate Caps:

The estimated fair value of interest rate caps is based upon broker quotes (Level 2 input).

Interest Rate Swaps:

The estimated fair value of interest rate swaps is based upon broker quotes (Level 2 input).

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

At March 31, 2012 and December 31, 2011, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at March 31, 2012 and December 31, 2011:

	March 31, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets:

Cash and due from banks	$35,390	$35,390	$35,390	$-	$-	$55,721	$55,721
Mortgage-backed Securities	733,873	733,873	-	733,873	-	747,288	747,288
Other securities	163,760	163,760	-	156,981	6,779	65,242	65,242
Loans	3,228,698	3,385,874	-	-	3,385,874	3,228,881	3,407,454
FHLB-NY stock	32,221	32,221	-	32,221	-	30,245	30,245
Interest rate caps	208	208	-	208	-	356	356
OREO	3,604	3,604	-	-	3,604	3,179	3,179

Total assets	$4,197,754	$4,354,930	$35,390	$923,283	$3,396,257	$4,130,912	$4,309,485

Liabilities:
Deposits	$3,170,134	$3,224,365	$1,708,483	$1,515,882	$-	$3,146,245	$3,211,405
Borrowings	729,161	771,284	-	745,148	26,136	685,139	728,067
Interest rate swaps	693	693	-	693	-	-	-

Total liabilities	$3,899,988	$3,996,342	$1,708,483	$2,261,723	$26,136	$3,831,384	$3,939,472

10.           Derivative Financial Instruments

At March 31, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to market value changes in its junior subordinated debentures with a contractual value of $60.9 million.

These derivatives are not designated as hedges and have a combined notional amount of $118.0 million at March 31, 2012. Changes in the fair value of these derivatives are reflected in “net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2012:

		March 31, 2012
	Notional		Cumulative Unrealized		Net Gain
	Amount	Purchase Price	Gain	Loss	(loss) Position (1)
		(In thousands)

Interest rate caps	$100,000	$9,035	$-	$8,827	$208
Interest rate swaps	18,000	-	-	693	(693)
Total derivatives	$118,000	$9,035	$-	$9,521	$(486)

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table displays a summary of the terms of the interest rate caps and interest rate swaps currently held by the Savings Bank:

	Interest Rate Cap 1	Interest Rate Cap 2	Interest Rate Swap 1	Interest Rate Swap 2	Interest Rate Swap 3
			(Dollars in thousands)
Notional Amount	$50,000	$50,000	$6,000	$6,000	$6,000
Trade Date	August 12, 2009	August 24, 2009	March 19, 2012	March 20, 2012	March 20, 2012
Effective Date	August 14, 2009	August 26, 2009	September 1, 2012	July 30, 2012	June 15, 2012
Fixed Rate Paid By Savings Bank	n/a	n/a	3.18%	3.21%	3.22%
Adjustable rate paid by counterparty	3 month LIBOR	3 month LIBOR	3 month LIBOR	3 month LIBOR	3 month LIBOR
Strike price (3 month LIBOR)	1.47%	1.47%	n/a	n/a	n/a
Maturity Date	August 14, 2014	August 26, 2014	September 1, 2037	July 30, 2037	September 15, 2037

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	Three months ended March 31,
(In thousands)	2012	2011

Financial Derivatives:
Interest rate caps	$(148)	$(31)
Interest rate swaps	(693)	-
Net gain (loss)	$(841)	$(31)

11.           Income Taxes

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

Income tax provisions are summarized as follows:

	For the three months ended March 31,
(In thousands)	2012	2011
Federal:
Current	$3,132	$3,826
Deferred	492	86
Total federal tax provision	3,624	3,912
State and Local:
Current	713	1,107
Deferred	221	39
Total state and local tax provision	934	1,146

Total income tax provision	$4,558	$5,058

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.0% and 38.9% for the three months ended March 31, 2012 and 2011, respectively.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended March 31,
(dollars in thousands)	2012		2011

Taxes at federal statutory rate	$4,090	35.0%	$4,554	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	607	5.2	745	5.7
Other	(139)	(1.2)	(241)	(1.8)
Taxes at effective rate	$4,558	39.0%	$5,058	38.9%

The Company has recorded a deferred tax asset of $33.2 million at March 31, 2012, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $30.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2012.

12.           Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income at March 31, 2012 and December 31, 2011 and the changes during the period are as follows:

	March 31, 2012	Other Comprehensive Income (loss)	December 31, 2011
	(In thousands)
Net unrealized gain on securities available for sale	$12,896	$1,217	$11,679
Net actuarial loss on pension plans and other postretirement benefits	(7,067)	149	(7,216)
Prior service cost on pension plans and other postretirement benefits	344	(6)	350
Accumulated other comprehensive income	$6,173	$1,360	$4,813

13.           Regulatory

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

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At March 31, 2012, the Savings Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$413,220	9.54%
Well capitalized	216,624	5.00
Excess	196,596	4.54

Tier 1 Risk-Based Capital:
Capital level	$413,220	13.98%
Well capitalized	177,310	6.00
Excess	235,910	7.98

Risk-Based Capital:
Capital level	$443,838	15.02%
Well capitalized	295,517	10.00
Excess	148,321	5.02

14.           New Authoritative Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, which amends the authoritative accounting guidance under ASC Topic 860 “Transfers and Servicing.”  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, which amends the authoritative accounting guidance under ASC Topic 820 “Fair Value Measurement.”  The amendments in this update clarify how to measure and disclose fair value under ASC Topic 820. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments eliminate the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition. See the Consolidated Statements of Comprehensive Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In September 2011, the FASB issued ASU No. 2011-08, which amends the authoritative accounting guidance under ASC Topic 350 “Intangibles – Goodwill and Other.”  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements.

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

At March 31, 2012, total assets were $4,358.0 million, an increase of $70.0 million from $4,287.9 million at December 31, 2011. Total loans, net decreased $0.5 million during the three months ended March 31, 2012 to $3,198.1 million from $3,198.5 million at December 31, 2011. Loan originations and purchases were $118.6 million for the three months ended March 31, 2012, an increase of $19.6 million from $99.1 million for the three months ended March 31, 2011. Loan applications in process increased to $258.4 million compared to $194.4 million at December 31, 2011 and $164.7 million at March 31, 2011.

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2012 had an average loan-to-value ratio of 43.3% and an average debt coverage ratio of 226%.

Non-performing loans were $119.9 million at March 31, 2012, an increase of $2.5 million from $117.4 million at December 31, 2011. Performing loans delinquent 60 to 89 days were $12.4 million at March 31, 2012, a decrease of $1.5 million from $13.9 million at December 31, 2011. Performing loans delinquent 30 to 59 days were $58.8 million at March 31, 2012, a decrease of $3.4 million from $62.2 million at December 31, 2011. The majority of non-performing loans are collateralized by residential income producing properties in the New York City metropolitan area that remain occupied and generate revenue. Given New York City’s low vacancy rates, they have

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

retained value and provided us with low loss content in our non-performing loans. We review the property values of impaired loans quarterly and charge-off amounts in excess of 85% of the value of the loan’s collateral. Net loan charge-offs during the three months ended March 31, 2012 were 72 basis points of average loans, which continue to be below the industry average.

Total liabilities were $3,935.0 million at March 31, 2012, an increase of $64.0 million from $3,871.0 million at December 31, 2011. During the three months ended March 31, 2012, due to depositors increased $12.4 million to $3,128.9 million. Borrowed funds increased $44.0 million during the three months ended March 31, 2012.

Net income for the three months ended March 31, 2012 was $7.1 million, a decrease of $0.8 million compared to $8.0 million for the three months ended March 31, 2011. Diluted earnings per common share were $0.23 for the three months ended March 31, 2012, a decrease of $0.03 from $0.26 for the three months ended March 31, 2011.  Return on average equity was 6.8% for the three months ended March 31, 2012 compared to 8.2% for the three months ended March 31, 2011.

The net interest margin for the three months ended March 31, 2012 increased six basis points to 3.68% from 3.62% for the three months ended March 31, 2011. The increase in the net interest margin was primarily due to a reduction of 26 basis points in the cost of interest-bearing liabilities for the three months ended March 31, 2012 from the comparable prior year period.  The decrease in the cost of interest-bearing liabilities was primarily attributable to reductions in the rates paid on deposits and a decrease in the cost of borrowed funds.

We recorded a provision for loan losses of $6.0 million during the three months ended March 31, 2012, which was an increase of $1.0 million from $5.0 million recorded during the three months ended March 31, 2011.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.54%, 13.98% and 15.02%, respectively, at March 31, 2012.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011

General.  Net income for the three months ended March 31, 2012 was $7.1 million, a decrease of $0.8 million, or 10.4%, compared to $8.0 million for the three months ended March 31, 2011.  Diluted earnings per common share were $0.23 for the three months ended March 31, 2012, a decrease of $0.03, or 11.5%, from $0.26 for the three months ended March 31, 2011. Return on average equity was 6.8% for the three months ended March 31, 2012 compared to 8.2% for the three months ended March 31, 2011. Return on average assets was 0.7% for the three months ended March 31, 2012 and 2011.

Interest Income.  Total interest and dividend income decreased $2.6 million, or 4.6%, to $54.4 million for the three months ended March 31, 2012 from $57.0 million for the three months ended March 31, 2011. The decrease in interest income was attributable to a 20 basis point decline in the yield of interest-earning assets to 5.36% for the three months ended March 31, 2012 from 5.56% in the comparable prior year period combined with a $54.7 million decrease in the average balance of total loans to $3,194.0 million for the three months ended March 31, 2012, from $3,248.7 million for the comparable prior year period.  The 20 basis point decline in the yield of interest-earning assets was primarily due to a 17 basis point reduction in the yield of the loan portfolio to 5.83% for the three months ended March 31, 2012 from 6.00% for the three months ended March 31, 2011, combined with a 35 basis point decline in the yield on total securities to 3.81% for the three months ended March 31, 2012 from 4.16% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $54.7 million decrease in the average balance of the higher yielding loan portfolio for the three months ended March 31, 2012 and a $23.9 million increase in the average balances of the lower yielding securities portfolio for the three months ended March 31, 2012 which has a lower yield than the yield of total interest-earning assets. These factors that reduced the yield were partially offset by a $13.0 million decrease in the average balance of lower yielding interest-earning deposits to $45.0 million for the three months ended March 31, 2012 from $57.9 million for the comparable prior year period. The 17 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations partially offset by an increase in prepayment penalty income during the

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

three months ended March 31, 2012 compared to the three months ended March 31, 2011. The yield on the mortgage loan portfolio decreased 16 basis points to 5.94% for the three months ended March 31, 2012 from 6.10% for the three months ended December 31, 2011.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 23 basis points to 5.80% for the three months ended March 31, 2012 from 6.03% for the three months ended March 31, 2011. The 35 basis point decrease in the securities portfolio yield was primarily due to the purchase of new securities at lower yields than the existing portfolio.

Interest Expense.  Interest expense decreased $2.8 million, or 14.1%, to $17.1 million for the three months ended March 31, 2012 from $19.9 million for the three months ended March 31, 2011. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 26 basis points to 1.83% for the three months ended March 31, 2012 from 2.09% for the comparable prior year period, combined with a $74.6 million decrease in the average balance of interest-bearing liabilities to $3,731.2 million for the three months ended March 31, 2012 from $3,805.9 million for the comparable prior year period.  The 26 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a reducing the cost of borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 14 basis points, 16 basis points, 34 basis points and 18 basis points, respectively, for the three months ended March 31, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 15 basis points to 1.45% for the three months ended March 31, 2012 from 1.60% for the three months ended March 31, 2011. The cost of borrowed funds decreased 81 basis points from the comparable prior year period to 3.60% for the three months ended March 31, 2012. This decrease in the cost of borrowed funds was primarily due to maturing borrowing being replaced at lower rates.

Net Interest Income.  For the three months ended March 31, 2012, net interest income was $37.3 million, an increase of $0.2 million, or 0.5%, from $37.2 million for the three months ended March 31, 2011. The increase in net interest income was attributable to a six basis point increase in the net-interest spread to 3.53% for the three months ended March 31, 2012 from 3.47% for the three months ended March 31, 2011, partially offset by a decrease of $43.8 million in the average balance of interest-earning assets to $4,062.3 million for the three months ended March 31, 2012 from $4,106.0 million for the comparable prior year period.  The yield on interest-earning assets decreased 20 basis points to 5.36% for the three months ended March 31, 2012 from 5.56% for the three months ended March 31, 2011. However, this was more than offset by a decline in the cost of funds of 26 basis points to 1.83% for the three months ended March 31, 2012 from 2.09% for the comparable prior year period. The net interest margin improved six basis points to 3.68% for the three months ended March 31, 2012 from 3.62% for the three months ended March 31, 2011. Excluding prepayment penalty income, the net interest margin would have been 3.57% for the three months ended March 31, 2012 and 2011.

Provision for Loan Losses.  A provision for loan losses of $6.0 million was recorded for the three months ended March 31, 2012, an increase of $1.0 million from $5.0 million that was recorded for the three months ended March 31, 2011.  During the three months ended March 31, 2012, non-performing loans increased $2.5 million to $119.9 million from $117.4 million at December 31, 2011. Net charge-offs for the three months ended March 31, 2012 totaled $5.7 million. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 62.6% at March 31, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in the first quarter of 2012, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $6.0 million provision for possible loan losses in the first quarter of 2012.See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income.  Non-interest income for the three months ended March 31, 2012 was $1.9 million, an increase of $1.0 million from $0.9 million for the three months ended March 31, 2011.  The increase in non-interest income was primarily due to a $0.9 million decrease in other-than-temporary impairment charges recorded during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Non-Interest Expense. Non-interest expense was $21.5 million for the three months ended March 31, 2012, an increase of $1.5 million, or 7.6%, from $20.0 million for the three months ended March 31, 2011. The increase was primarily due to the growth of the Bank over the past year, which included the opening of a new branch in January 2012, an increase in stock based compensation expense, employee benefits expense and other real estate owned/foreclosure expense. Salaries and benefits increased $1.0 million for the three months ended March 31, 2012

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

compared to the three months ended March 31, 2011. In addition, other real estate owned/foreclosure expense and other operating expense for the three months ended March 31, 2012 increased $0.4 million and $0.3 million, respectively, compared to the three months ended March 31, 2011. These increases were partially offset by a $0.4 million decrease in FDIC assessments during the three months ended March 31, 2012 from the comparable prior year period. The efficiency ratio was 53.4% for the three months ended March 31, 2012 compared to 50.4% for the three months ended March 31, 2011.

Income before Income Taxes.  Income before the provision for income taxes decreased $1.3 million, or 10.2%, to $11.7 million for the three months ended March 31, 2012 from $13.0 million for the three months ended March 31, 2011 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $0.5 million to $4.6 million for the three months ended March 31, 2012 from $5.1 million for the three months ended March 31, 2011. The effective tax rate was 39.0% and 38.9% for the three months ended March 31, 2012 and 2011, respectively.

FINANCIAL CONDITION

Assets.  Total assets at March 31, 2012 were $4,358.0 million, an increase of $70.0 million, or 1.6%, from $4,287.9 million at December 31, 2011. Total loans, net decreased $0.5 million, during the three months ended March 31, 2012 to $3,198.1 million from $3,198.5 million at December 31, 2011. Loan originations and purchases were $118.6 million for the three months ended March 31, 2012, an increase of $19.6 million from $99.1 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we continued to focus on the origination of multi-family properties and deemphasize non-owner occupied commercial real estate and construction lending.  Loan applications in process have continued to show improvement, totaling $258.4 million at March 31, 2012 compared to $194.4 million at December 31, 2011 and $164.7 million at March 31, 2011.

The following table shows loan originations and purchases for the periods indicated:

	For the three months ended March 31,
(In thousands)	2012	2011
Multi-family residential	$61,903	$46,019
Commercial real estate	3,424	1,419
One-to-four family – mixed-use property	5,115	4,819
One-to-four family – residential	5,805	3,353
Co-operative apartments	-	-
Construction	-	1,006
Small Business Administration	266	2,329
Taxi medallion (1)	3,464	23,824
Commercial business and other	38,636	16,291
Total	$118,613	$99,060

(1)	Includes purchases of $3.5 million and $12.6 million for the three months ended March 31, 2012 and 2011, respectively.

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2012 had an average loan-to-value ratio of 43.3% and an average debt coverage ratio of 226%.

The Savings Bank’s non-performing assets totaled $126.5 million at March 31, 2012, an increase of $3.4 million from $123.2 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 2.90% at March 31, 2012 compared to 2.87% at December 31, 2011. The ratio of allowance for loan losses to total non-performing loans was 25.5% at March 31, 2012 compared to 25.8% at December 31, 2011.  See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2012, mortgage-backed securities decreased $13.4 million, or 1.8%, to $733.9 million from $747.3 million at December 31, 2011. The decrease in mortgage-backed securities during the three months ended March 31, 2012 was primarily due to principal repayments of $37.9 million partially offset by purchases of $24.6 million and a $0.7 million improvement in fair value. During the three months ended March 31,

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

2012, other securities increased $98.5 million, or 151.0%, to $163.8 million from $65.2 million at December 31, 2011. The increase in other securities during the three months ended March 31, 2012 was primarily due to purchases of $97.9 million. Other securities primarily consist of securities issued by government agencies, mutual or bond funds that invest in government and government agency securities and corporate bonds.

Liabilities.  Total liabilities were $3,935.0 million at March 31, 2012, an increase of $64.0 million, or 1.7%, from $3,871.0 million at December 31, 2011. During the three months ended March 31, 2012, due to depositors increased $12.4 million, or 0.4%, to $3,128.9 million, as a result of a $79.9 million increase in core deposits partially offset by a $67.5 million decrease in certificates of deposit. Borrowed funds increased $44.0 million during the three months ended March 31, 2012.

Equity. Total stockholders’ equity increased $6.0 million, or 1.5%, to $423.0 million at March 31, 2012 from $416.9 million at December 31, 2011. Stockholders’ equity increased primarily due to net income of $7.1 million for the three months ended March 31, 2012, an increase in other comprehensive income of $1.4 million primarily due to an increase in the fair value of the securities portfolio and $1.4 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. In addition, the exercise of stock options increased stockholders’ equity by $0.3 million, including the income tax benefit realized. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $4.0 million and the purchase of 97,200 treasury shares at a cost of $1.3 million. Book value per common share was $13.68 at March 31, 2012 compared to $13.49 at December 31, 2011. Tangible book value per common share was $13.16 at March 31, 2012 compared to $12.96 at December 31, 2011.

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock. During the three months ended March 31, 2012, the Company repurchased 97,200 shares of the Company’s common stock at an average cost of $13.19 per share. At March 31, 2012, 640,762 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

Cash flow.  During the three months ended March 31, 2012, funds provided by the Company's operating activities amounted to $16.9 million. These funds, together with $62.3 million provided by financing activities, were utilized to fund net investing activities of $99.5 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the three months ended March 31, 2012, the net total of loan originations and purchases less loan repayments and sales was a $14.2 million. During the three months ended March 31, 2012, the Company also funded $122.5 million in purchases of securities available for sale.  During the three months ended March 31, 2012, funds were primarily provided by an increase of $58.5 million in short-term borrowed funds, a $23.6 million increase in total deposits and $39.0 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  These increases funded a $14.6 million decrease in long-term borrowed funds. The Company also used funds of $4.0 million and $1.7 million for dividend payments and purchases of treasury stock, respectively, during the three months ended March 31, 2012.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

or down of 200 basis points. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2012.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At March 31, 2012, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2012:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-2.30%	31.84%	15.20%
-100 Basis points	-0.41	16.85	13.79
Base interest rate	0.00	0.00	12.20
+100 Basis points	-4.76	-15.97	10.61
+200 Basis points	-9.36	-31.38	8.97

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
		2012				2011
	Average Balance	Interest	Yield/ Cost		Average Balance	Interest	Yield/ Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,906,820	43,197	5.94%		$2,947,028	44,934	6.10%
Other loans, net (1)	287,147	3,363	4.68		301,636	3,756	4.98
Total loans, net	3,193,967	46,560	5.83		3,248,664	48,690	6.00
Mortgage-backed securities	706,576	7,013	3.97		743,637	7,854	4.22
Other securities	116,757	825	2.83		55,807	455	3.26
Total securities	823,333	7,838	3.81		799,444	8,309	4.16
Interest-earning deposits and federal funds sold	44,969	17	0.15		57,935	27	0.19
Total interest-earning assets	4,062,269	54,415	5.36		4,106,043	57,026	5.56
Other assets	235,056				214,931
Total assets	$4,297,325				$4,320,974

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$339,059	228	0.27		$376,746	575	0.61
NOW accounts	980,775	1,650	0.67		831,028	1,774	0.85
Money market accounts	195,102	164	0.34		363,614	459	0.50
Certificate of deposit accounts	1,494,154	8,857	2.37		1,514,480	9,514	2.51
Total due to depositors	3,009,090	10,899	1.45		3,085,868	12,322	1.60
Mortgagors' escrow accounts	38,238	11	0.12		35,964	12	0.13
Total deposits	3,047,328	10,910	1.43		3,121,832	12,334	1.58
Borrowed funds	683,917	6,160	3.60		684,032	7,537	4.41
Total interest-bearing liabilities	3,731,245	17,070	1.83		3,805,864	19,871	2.09
Non interest-bearing deposits	114,489				99,112
Other liabilities	32,109				26,545
Total liabilities	3,877,843				3,931,521
Equity	419,482				389,453
Total liabilities and equity	$4,297,325				$4,320,974

Net interest income / net interest rate spread		$37,345	3.53%			$37,155	3.47%

Net interest-earning assets / net interest margin	$331,024		3.68%		$300,179		3.62%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	X			1.08	X

(1)
 Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.7 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

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

	For the three months ended March 31,
(In thousands)	2012	2011

Mortgage Loans

At beginning of period	$2,939,012	$2,966,890

Mortgage loans originated:
Multi-family residential	61,903	46,019
Commercial real estate	3,424	1,419
One-to-four family – mixed-use property	5,115	4,819
One-to-four family – residential	5,805	3,353
Co-operative apartments	-	-
Construction	-	1,006
Total mortgage loans originated	76,247	56,616

Less:
Principal and other reductions	86,859	67,323
Sales	8,842	3,018

At end of period	$2,919,558	$2,953,165

Commercial Business and Other Loans

At beginning of period	$274,981	$292,936

Other loans originated:
Small Business Administration	266	2,329
Taxi medallion	8	11,269
Commercial business	37,936	15,795
Other	700	496
Total other loans originated	38,910	29,889

Other loans purchased:
Taxi medallion	3,456	12,555
Total other loans purchased	3,456	12,555

Less:
Principal and other reductions	22,403	30,572
Sales	214	140

At end of period	$294,730	$304,668

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	March 31, 2012	December 31, 2011
Accrual Status:
Multi-family residential	$2,356	$9,412
Commercial real estate	2,404	2,413
One-to-four family - mixed-use property	1,084	795
Construction	5,008	5,584
Commercial business and other	2,000	2,000

Total	12,852	20,204

Non-accrual status:
Commercial real estate	1,388	-
One-to-four family - mixed-use property	170	-
Total	1,558	-

Total performing troubled debt restructured	$14,410	$20,204

During the three months ended March 31, 2012, three multi-family loans totaling $6.9 million, which were performing TDR at December 31, 2011, were reclassified to non-accrual status as they were no longer performing in accordance with their modified terms. In addition, three loans totaling $1.8 million were restructured as TDR during the three months ended March 31, 2012.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	March 31, 2012	December 31, 2011
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$6,287
Commercial real estate	-	92
Construction loans	108	-
Total	108	6,379

Non-accrual loans:
Multi-family residential	25,986	19,946
Commercial real estate	24,876	19,895
One-to-four family - mixed-use property	23,475	28,429
One-to-four family - residential	12,337	12,766
Co-operative apartments	110	152
Construction loans	11,944	14,721
Small Business Administration	592	493
Commercial business and other	20,478	14,660
Total	119,798	111,062

Total non-performing loans	119,906	117,441

Other non-performing assets:
Real estate acquired through foreclosure	3,604	3,179
Investment securities	3,035	2,562
Total	6,639	5,741

Total non-performing assets	$126,545	$123,182

Included in non-accrual loans were nine loans totaling $23.2 million and seven loans totaling $17.5 million which were restructured as TDR which were not performing in accordance with their restructured terms at March 31, 2012 and December 31, 2011, respectively.

The Savings Bank’s non-performing assets totaled $126.5 million at March 31, 2012, an increase of $3.4 million from $123.2 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 2.90% at March 31, 2012 compared to 2.87% at December 31, 2011. The ratio of allowance for loan losses to total non-performing loans was 26% at March 31, 2012 and December 31, 2011.

The Savings Bank’s non-performing loans totaled $119.9 million at March 31, 2012, an increase of $2.5 million from $117.4 million at December 31, 2011. During the three months ended March 31, 2012, 37 loans totaling $29.2 million (net of $0.7 million in charge-offs) were added to non-performing loans, 19 loans totaling $12.0 million were returned to performing status, six loans totaling $1.6 million were paid in full, 16 loans totaling $7.0 million were sold, three loans totaling $1.4 million were transferred to other real estate owned, and charge-offs of $4.7 million were recorded on non-performing loans that were non-performing at the beginning of the first quarter of 2012.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At March 31, 2012, these investment securities had a combined amortized cost and market value of $8.3 million and $3.0 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	March 31, 2012		December 31, 2011
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$3,654	$26,467	$6,341	$20,083
Commercial real estate	1,449	10,241	1,797	10,712
One-to-four family - mixed-use property	5,539	14,858	3,027	20,480
One-to-four family - residential	1,488	4,476	1,769	4,699
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	5,065
Small Business Administration	227	15	-	16
Taxi medallion	-	-		71
Commercial business and other	85	2,770	966	1,056
Total delinquent loans	$12,442	$58,827	$13,900	$62,182

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $290.8 million at March 31, 2012, a decrease of $14.3 million from $305.1 million at December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at March 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$14,592	$36,369	$-	$-	$50,961
Commercial real estate	11,999	39,473	-	-	51,472
One-to-four family - mixed-use property	15,727	30,195	-	-	45,922
One-to-four family - residential	3,494	14,877	-	-	18,371
Co-operative apartments	202	111	-	-	313
Construction loans	2,462	25,311	-	-	27,773
Small Business Administration	758	294	250	-	1,302
Commercial business and other	5,317	29,735	1,169	-	36,221
Total loans	54,551	176,365	1,419	-	232,335

Investment Securities: (1)
Pooled trust preferred securities	-	15,622	-	-	15,622
Private issue CMO	-	39,235	-	-	39,235
Total investment securities	-	54,857	-	-	54,857

Other Real Estate Owned	-	3,604	-	-	3,604
Total	$54,551	$234,826	$1,419	$-	$290,796

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	66,943	177,391	1,383	-	245,717

Investment Securities: (1)
Pooled trust preferred securities	-	15,344	-	-	15,344
Private issue CMO	-	40,905	-	-	40,905
Total investment securities	-	56,249	-	-	56,249

Other Real Estate Owned	-	3,179	-	-	3,179
Total	$66,943	$236,819	$1,383	$-	$305,145

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $42.7 million and $41.1 million at March 31, 2012 and December 31, 2011, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at March 31, 2012 and December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On a quarterly basis, all collateral dependant loans that are designated as Special Mention, Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties or updated independent appraisals.  The loan balances of collateral dependant impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off to the allowance for loan losses.

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of 20 investment securities that are held at the Savings Bank as Substandard at March 31, 2012. Our classified investment securities at March 31, 2012 held by the Savings Bank include 16 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at March 31, 2012 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through March 31, 2012, two of the pooled trust preferred securities and eight private issue CMOs are not paying principal and interest as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual and classified loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We incurred total net charge-offs of $5.7 million and $5.3 million during the three months ended March 31, 2012 and 2011, respectively. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an elevated level of non-performing loans, which totaled $119.9 million at March 31, 2012 and $112.1 million at December 31, 2011. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At March 31, 2012, the average outstanding principal balance of our non-performing loans was 62.6% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. A provision for loan losses of $6.0 million and $5.0 million was recorded for three months ended March 31, 2012 and 2011, respectively.

We review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed based on updated cash flows for income producing properties and, at times, an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off. We do not allocate additional reserves to loans which have been written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR which are performing in accordance with their modified terms are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized loans based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

was allocated to impaired loans in the amount of $1.0 million and $4.2 million at March 31, 2012 and December 31, 2011, respectively.

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. The historical loss period used for this allocation was three years. In addition, a portion of the allowance is allocated based on current economic conditions, trends in delinquency and classified loans and concentrations in the loan portfolio. Based on these reviews, management concluded the general portion of the allowance should be $29.6 million and $26.1 million at March 31, 2012 and December 31, 2011, respectively, resulting in a total allowance of $30.6 million and $30.3 million at March 31, 2012 and December 31, 2011, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at March 31, 2012, the allowance was sufficient to absorb losses inherent in our loan portfolio.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$30,344	$27,699

Provision for loan losses	6,000	5,000

Loans charged-off:
Multi-family residential	(1,061)	(918)
Commercial real estate	(1,780)	(1,950)
One-to-four family – mixed-use property	(1,468)	(216)
One-to-four family – residential	(826)	(1,474)
Co-operative apartments	(42)	-
Construction	(234)	-
Small Business Administration	(113)	(327)
Commercial business and other	(495)	(435)
Total loans charged-off	(6,019)	(5,320)

Recoveries:
Multi-family residential	57	1
Commercial real estate	70	-
One-to-four family – mixed-use property	56	43
One-to-four family – residential	1	-
Small Business Administration	9	4
Commercial business and other	100	3
Total recoveries	293	51

Net charge-offs	(5,726)	(5,269)

Balance at end of period	$30,618	$27,430

Ratio of net charge-offs during the period to average loans outstanding during the period	0.72%	0.65%
Ratio of allowance for loan losses to gross loans at end of period	0.95%	0.84%
Ratio of allowance for loan losses to non-performing assets at end of period	24.20%	22.35%
Ratio of allowance for loan losses to non-performing loans at end of period	25.53%	23.60%

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2012:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2012	-	$-	-	737,962
February 1 to February 29, 2012	-	-	-	737,962
March 1 to March 31, 2012	97,200	13.19	97,200	640,762
Total	97,200	$13.19	97,200

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the three months ended March 31, 2012, the Company repurchased 97,200 shares of the Company’s common stock at an average cost of $13.19 per share.  At March 31, 2012, 640,762 shares remain to be repurchased under the current stock repurchase program.    Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (filed herwith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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
(6) Incorporated by reference to Exhibit filed with Form 10-K filed March 15, 2012.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: May 10, 2012	By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 10, 2012	By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	By-Laws of Flushing Financial Corporation (1)
4.1	Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (filed herwith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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
(6) Incorporated by reference to Exhibit filed with Form 10-K filed March 15, 2012.