Form 10-Q
period 2012-06-30
FLUSHING FINANCIAL CORP
filed 2012-08-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
  X  Yes         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      X   Yes   __No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer _X_

Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ___Yes      X   No

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2012 was 30,951,445.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1.                        Financial Statements

	June 30,	December 31,
(Dollars in thousands, except per share data)	2012	2011
ASSETS
Cash and due from banks	$41,216	$55,721
Securities available for sale:
Mortgage-backed securities ($30,968 and $37,787 at fair value pursuant to the fair value option at June 30, 2012 and December 31, 2011, respectively)	738,099	747,288
Other securities ($31,377 and $30,942 at fair value pursuant to the fair value option at June 30, 2012 and December 31, 2011 respectively)	221,918	65,242
Loans available for sale	740	-
Loans:
Multi-family residential	1,453,049	1,391,221
Commercial real estate	552,513	580,783
One-to-four family ― mixed-use property	669,913	693,932
One-to-four family ― residential	208,273	220,431
Co-operative apartments	6,834	5,505
Construction	39,511	47,140
Small Business Administration	11,233	14,039
Taxi medallion	37,291	54,328
Commercial business and other	242,967	206,614
Net unamortized premiums and unearned loan fees	13,911	14,888
Allowance for loan losses	(30,899)	(30,344)
Net loans	3,204,596	3,198,537
Interest and dividends receivable	18,706	17,965
Bank premises and equipment, net	23,506	24,417
Federal Home Loan Bank of New York stock	36,847	30,245
Bank owned life insurance	84,839	83,454
Goodwill	16,127	16,127
Core deposit intangible	703	937
Other assets	48,532	48,016
Total assets	$4,435,829	$4,287,949

LIABILITIES
Due to depositors:
Non-interest bearing	$139,510	$118,507
Interest-bearing:
Certificate of deposit accounts	1,500,483	1,529,110
Savings accounts	322,728	349,630
Money market accounts	166,877	200,183
NOW accounts	971,128	919,029
Total interest-bearing deposits	2,961,216	2,997,952
Mortgagors' escrow deposits	35,880	29,786
Borrowed funds ($24,356 and $26,311 at fair value pursuant to the fair value option at June 30, 2012 and December 31, 2011, respectively)	641,708	499,839
Securities sold under agreements to repurchase	185,300	185,300
Other liabilities	41,249	39,654
Total liabilities	4,004,863	3,871,038

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at June 30, 2012 and December 31, 2011; 30,949,332 shares and 30,904,177 shares outstanding at June 30, 2012 and December 31, 2011, respectively)	315	315
Additional paid-in capital	197,709	195,628
Treasury stock, at average cost (581,263 shares and 626,418 shares at June 30, 2012 and December 31, 2011, respectively)	(7,086)	(7,355)
Retained earnings	231,224	223,510
Accumulated other comprehensive income, net of taxes	8,804	4,813
Total stockholders' equity	430,966	416,911

Total liabilities and stockholders' equity	$4,435,829	$4,287,949

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30 ,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and dividend income
Interest and fees on loans	$46,123	$48,121	$92,683	$96,811
Interest and dividends on securities:
Interest	8,045	8,149	15,676	16,256
Dividends	205	202	412	404
Other interest income	11	27	28	54
Total interest and dividend income	54,384	56,499	108,799	113,525

Interest expense
Deposits	10,225	12,354	21,135	24,688
Other interest expense	5,872	7,350	12,032	14,887
Total interest expense	16,097	19,704	33,167	39,575

Net interest income	38,287	36,795	75,632	73,950
Provision for loan losses	5,000	5,000	11,000	10,000
Net interest income after provision for loan losses	33,287	31,795	64,632	63,950

Non-interest income (loss)
Other-than-temporary impairment ("OTTI") charge	(6,218)	-	(6,218)	(3,939)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	5,442	-	5,442	3,013
Net OTTI charge recognized in earnings	(776)	-	(776)	(926)
Loan fee income	634	515	1,100	949
Banking services fee income	409	388	864	849
Net gain on sale of loans	39	-	39	-
Net gain from sale of securities	-	-	-	-
Net loss from fair value adjustments	(562)	(165)	(1,010)	(820)
Federal Home Loan Bank of New York stock dividends	338	342	723	842
Bank owned life insurance	689	695	1,385	1,362
Other income	337	360	661	750
Total non-interest income	1,108	2,135	2,986	3,006

Non-interest expense
Salaries and employee benefits	10,457	9,682	21,498	19,709
Occupancy and equipment	1,918	1,874	3,848	3,741
Professional services	1,553	1,637	3,275	3,236
FDIC deposit insurance	1,087	951	2,104	2,379
Data processing	1,051	1,181	2,027	2,186
Depreciation and amortization	785	779	1,619	1,545
Other real estate owned/foreclosure expense	595	531	1,307	868
Other operating expenses	2,793	2,230	6,097	5,216
Total non-interest expense	20,239	18,865	41,775	38,880

Income before income taxes	14,156	15,065	25,843	28,076

Provision for income taxes
Federal	4,236	4,564	7,860	8,476
State and local	1,283	1,427	2,217	2,573
Total taxes	5,519	5,991	10,077	11,049

Net income	$8,637	$9,074	$15,766	$17,027

Basic earnings per common share	$0.28	$0.29	$0.52	$0.55
Diluted earnings per common share	$0.28	$0.29	$0.52	$0.55
Dividends per common share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Comprehensive Income
Net income	$8,637	$9,074	$15,766	$17,027
Amortization of actuarial losses	149	79	298	156
Amortization of prior service credits	(7)	(7)	(13)	(13)
OTTI charges included in income	437	-	437	518
Unrealized gains (losses) on securities, net	2,052	3,933	3,269	443
Comprehensive income	$11,268	$13,079	$19,757	$18,131

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,766	$17,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,000	10,000
Depreciation and amortization of bank premises and equipment	1,619	1,545
Net gain on sale of loans	(39)	-
Amortization of premium, net of accretion of discount	3,210	2,795
Net loss from fair value adjustments	1,010	820
OTTI charge recognized in earnings	776	926
Income from bank owned life insurance	(1,385)	(1,362)
Stock-based compensation expense	2,219	1,663
Deferred compensation	(304)	244
Amortization of core deposit intangibles	234	234
Excess tax benefit from stock-based payment arrangements	(78)	(205)
Deferred income tax provision	(485)	(568)
Decrease in prepaid FDIC assessment	1,953	2,179
Increase (decrease) in other liabilities	4,136	(844)
Increase in other assets	(3,833)	(7,544)
Net cash provided by operating activities	35,799	26,910

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(708)	(1,275)
Net purchase of Federal Home Loan Bank of New York shares	(6,602)	(2,421)
Purchases of securities available for sale	(225,430)	(119,462)
Proceeds from maturities and prepayments of securities available for sale	82,286	68,362
Net (originations) and repayments of loans	(37,967)	38,146
Purchases of loans	(3,456)	(14,455)
Proceeds from sale of real estate owned	1,229	515
Proceeds from sale of delinquent loans	16,494	7,766
Net cash used in investing activities	(174,154)	(22,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	21,003	12,914
Net decrease in interest-bearing deposits	(37,243)	(87,728)
Net increase in mortgagors' escrow deposits	6,094	5,328
Net proceeds from short-term borrowed funds	60,740	104,639
Proceeds from long-term borrowings	162,518	26,335
Repayment of long-term borrowings	(80,000)	(75,416)
Purchases of treasury stock	(2,223)	(374)
Excess tax benefit from stock-based payment arrangements	78	205
Proceeds from issuance of common stock upon exercise of stock options	814	2,016
Cash dividends paid	(7,931)	(8,010)
Net cash provided by (used in) financing activities	123,850	(20,091)

Net decrease in cash and cash equivalents	(14,505)	(16,005)
Cash and cash equivalents, beginning of period	55,721	47,789
Cash and cash equivalents, end of period	$41,216	$31,784

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$32,879	$39,210
Income taxes paid	11,573	13,656
Taxes paid if excess tax benefits were not tax deductible	11,651	13,861
Non-cash activities:
Loans transferred to real estate owned	1,632	1,861
Loans provided for the sale of real estate owned	1,428	1,345
Loans held for investment transferred to available for sale	740	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the six months ended
	June 30,
(Dollars in thousands, except per share data)	2012	2011

Common Stock
Balance, beginning of period	$315	$313
Issuance upon exercise of stock options (155,061 common shares for the six months ended June 30, 2011)	-	1
Shares issued upon vesting of restricted stock unit awards (119,600 commons shares for the six months ended June 30, 2011)	-	1
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$195,628	$189,348
Award of common shares released from Employee Benefit Trust (150,564 and 135,617 common shares for the six months ended June 30, 2012 and 2011, respectively)	1,398	1,468
Shares issued upon vesting of restricted stock unit awards (113,072 and 119,600 common shares for the six months ended June 30, 2012 and 2011, respectively)	317	1,667
Issuance upon exercise of stock options (102,540 and 175,570 common shares for the six months ended June 30, 2012 and 2011, respectively)	97	1,825
Stock-based compensation activity, net	191	21
Stock-based income tax benefit	78	205
Balance, end of period	$197,709	$194,534
Treasury Stock
Balance, beginning of period	$(7,355)	$-
Purchases of shares outstanding(130,900 common shares for the six months ended June 30, 2012)	(1,721)	-
Shares issued upon vesting of restricted stock unit awards (142,022 common shares for the six months ended June 30, 2012)	1,684	-
Issuance upon exercise of stock options (113,020 and 20,509 common shares for the six months ended June 30, 2012 and 2011, respectively)	1,356	294
Purchases of shares to fund options exercised (40,866 and 3,794 common shares for the six months ended June 30, 2012 and 2011, respectively)	(548)	(54)
Repurchase of shares to satisfy tax obligations (38,121 and 27,368 common shares for the six months ended June 30, 2012 and 2011, respectively)	(502)	(374)
Balance, end of period	$(7,086)	$(134)
Retained Earnings
Balance, beginning of period	$223,510	$204,128
Net income	15,766	17,027
Cash dividends declared and paid on common shares ($0.26 per common share for the six months ended June 30, 2012 and 2011, respectively)	(7,931)	(8,010)
Issuance upon exercise of stock options (10,480 and 175,570 common shares for the six months ended June 30, 2012 and 2011, respectively)	(23)	(46)
Shares issued upon vesting of restricted stock unit awards (28,950 common shares for the six months ended June 30, 2012)	(98)	-
Balance, end of period	$231,224	$213,099
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$4,813	$(3,744)
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately ($2,566) and ($336) for the six months ended June 30, 2012 and 2011, respectively	3,269	443
Amortization of actuarial losses, net of taxes of approximately ($233) and ($122) for the six months ended June 30, 2012 and 2011, respectively	298	156
Amortization of prior service credits, net of taxes of approximately $10 for both six month periods ended June 30, 2012 and 2011)	(13)	(13)
OTTI charges included in income, net of taxes of approximately ($339) and ($408) for the six months ended June 30, 2012 and 2011, respectively)	437	518
Balance, end of period	$8,804	$(2,640)

Total Stockholders' Equity	$430,966	$405,174

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

The Holding Company also owns Flushing Financial Capital Trust II, Flushing Financial Capital Trust III, and Flushing Financial Capital Trust IV (the “Trusts”), which are special purpose business trusts. The Trusts are not included in the Company’s consolidated financial statements as the Company would not absorb the losses of the Trusts if losses were to occur.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income, as reported	$8,637	$9,074	$15,766	$17,027
Divided by:
Weighted average common shares outstanding	30,472	30,823	30,434	30,722
Weighted average common stock equivalents	20	41	22	54
Total weighted average common shares outstanding and common stock equivalents	30,492	30,864	30,456	30,776

Basic earnings per common share	$0.28	$0.29	$0.52	$0.55
Diluted earnings per common share (1)	$0.28	$0.29	$0.52	$0.55
Dividend payout ratio	46.4%	44.8%	50.0%	47.3%

(1)  For the three and six months ended June 30, 2012, options to purchase 720,865 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share as they are anti-dilutive. For the three and six months ended June 30, 2011, options to purchase 560,550 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share as they are anti-dilutive.

4.  Debt and Equity Securities

The Company’s investments are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and six month periods ended June 30, 2012 and 2011. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2012:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$31,739	$31,956	$217	$-
Corporate	85,418	86,400	1,312	330
Municipals	65,431	64,927	300	804
Mutual funds	21,675	21,675	-	-
Other	22,198	16,960	18	5,256
Total other securities	226,461	221,918	1,847	6,390
REMIC and CMO	462,193	480,743	25,654	7,104
GNMA	53,828	58,418	4,590	-
FNMA	161,782	169,853	8,071	-
FHLMC	28,342	29,085	743	-
Total mortgage-backed securities	706,145	738,099	39,058	7,104
Total securities available for sale	$932,606	$960,017	$40,905	$13,494

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $16.5 million and $16.9 million, respectively, at June 30, 2012.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2012:

	Total		Less than 12 months		12 months or more
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Corporate	$39,140	$330	$39,140	$330	$-	$-
Municipals	42,326	804	42,326	804	-	-
Other	4,307	5,256	-	-	4,307	5,256
Total other securities	85,773	6,390	81,466	1,134	4,307	5,256
REMIC and CMO	38,234	7,104	12,609	150	25,625	6,954
Total mortgage-backed securities	38,234	7,104	12,609	150	25,625	6,954
Total securities available for sale	$124,007	$13,494	$94,075	$1,284	$29,932	$12,210

OTTI losses on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, the investor must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss has occurred, only the amount of impairment associated with the credit loss is recognized in earnings in the Consolidated Statements of Income. Amounts relating to factors other than credit losses are recorded in accumulated other comprehensive income (“AOCI”) within Stockholders’ Equity. Additional disclosures regarding the calculation of credit losses as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired are required.

The Company reviewed each investment that had an unrealized loss at June 30, 2012. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

Corporate:
The unrealized losses in Corporate securities at June 30, 2012, consist of losses on six Corporate securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Municipals:
The unrealized losses in Municipal securities at June 30, 2012, consist of losses on 12 municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Other Securities:
The unrealized losses in Other Securities at June 30, 2012, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) one issuer will prepay in five years; (2) senior classes will not call the debt on their portions; and (3) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security. For each issuer that we assumed a 25% shortfall in the cash flows, the cash flow analysis eliminates 25% of the cash flow for each issuer effective immediately.

One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred security as well as the single issuer trust preferred security are both performing according to their terms.  The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income – Net gain (loss) from fair value adjustments.  This security is over 90 days past due and the Company has stopped accruing interest.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at June 30, 2012, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2012. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults (1)
						Actual as a	Expected
					Cumulative	Percentage	Percentage	Current
Issuer		Performing	Amortized	Fair	Credit Related	of Original	of Performing	Lowest
Type	Class	Banks	Cost	Value	OTTI	Security	Collateral	Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$272	$-	None	None	BB-
Single issuer	n/a	1	500	518	-	None	None	B	+
Pooled issuer	B1	19	5,617	2,160	2,196	28.2%	0.9%	C
Pooled issuer	C1	19	3,645	1,875	1,542	25.6%	0.0%	C
Total			$10,062	$4,825	$3,738

(1)  Represents deferrals/defaults as a percentage of the original security and expected deferrals/defaults as a percentage of performing issuers.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at June 30, 2012 consist of  four issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), one issue from the Federal National Mortgage Association (“FNMA”), and seven private issues.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012.

The unrealized losses at June 30, 2012 on the seven REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, three of these securities are performing according to their terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $0.8 million for the six months ended June 30, 2012.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the three and six months ended June 30, 2012 on five private issue CMOs of $6.2 million before tax, of which $0.8 million was charged against earnings in the Consolidated Statements of Income and $5.4 million before tax ($3.1 million after-tax) was recorded in AOCL.

The portion of the above mentioned OTTI, recorded during the three and six months ended June 30, 2012, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 11%-18%; (2) projected loss severity of 40%-50%; (3) assumed default rates of 6%-10% for the first 12 months, 2%-7% for the next 12 months, 2%-8% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 6%-20%.

It is not anticipated at this time that the two private issue CMOs for which an OTTI charge during the three months ended June 30, 2012 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  Both of these securities are performing according to their terms and in the opinion of management, will continue to perform according to their terms.  The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these two investments to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company held 15 private issue CMOs which had a current credit rating of at least one rating below investment grade. Five of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at June 30, 2012:

				Cumulative
				OTTI			Current								Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:							FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	TX	MD	Score
	(Dollars in thousands)
1	$10,610	$7,962	$11,842	$3,470	2006	05/25/36	D	42%			15%				719
2	4,879	3,662	5,168	727	2006	08/19/36	D	55%							737
3	4,907	4,022	5,466	1,107	2006	08/25/36	D	36%	15%						713
4	3,708	3,257	4,314	780	2006	08/25/36	D	37%	13%		12%		12%		724
5	2,960	2,720	3,270	249	2006	03/25/36	CC	38%							727
6	1,502	1,522	1,511	-	2005	12/25/35	B-	40%							734
7	4,561	3,058	4,837	222	2006	05/25/36	CC	28%		19%	11%	11%			712
8	643	655	649	-	2006	08/25/36	CCC	29%							737
9	1,080	1,092	1,095	-	2005	11/25/35	B-	41%		15%				14%	727
10	953	944	954	-	2005	11/25/35	CC	47%	10%						738
Total	$35,803	$28,894	$39,106	$6,555

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of June 30, 2012, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

			Gross Unrealized	Cumulative
			Losses Recorded	Credit OTTI
(in thousands)	Amortized Cost	Fair Value	In AOCI	Losses

Private issued CMO's (1)	$31,626	$24,681	$6,945	$3,200
Trust preferred securities (1)	9,262	4,035	5,227	3,738
Total	$40,888	$28,716	$12,172	$6,938

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

For the six months ended
(in thousands)	June 30, 2012
Beginning balance	$6,922

Recognition of actual losses	(760)
OTTI charges due to credit loss recorded in earnings	776
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$6,938

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at June 30, 2012, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(In thousands)

Due in one year or less	$30,914	$30,943
Due after one year through five years	58,554	59,389
Due after five years through ten years	22,499	22,379
Due after ten years	114,494	109,207
Total other securities	226,461	221,918
Mortgage-backed securities	706,145	738,099
Total securities available for sale	$932,606	$960,017

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

			Gross	Gross
	Amortized		Unrealized	Unrealized
	Cost	Fair Value	Gains	Losses
	(In thousands)
U.S. government agencies	$1,980	$2,039	$59	$-
Corporate	20,777	20,592	-	185
Municipals	4,534	4,532	-	2
Mutual funds	21,369	21,369	-	-
Other	22,023	16,710	9	5,322
Total other securities	70,683	65,242	68	5,509
REMIC and CMO	460,824	473,639	22,796	9,981
GNMA	62,040	67,632	5,592	-
FNMA	175,627	182,630	7,003	-
FHLMC	22,556	23,387	831	-
Total mortgage-backed securities	721,047	747,288	36,222	9,981
Total securities available for sale	$791,730	$812,530	$36,290	$15,490

Mortgage-backed securities shown in the table above include two private issue CMOs that are collateralized by commercial real estate mortgages with amortized cost and market values of $19.0 million and $19.2 million, respectively, at December 31, 2011.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

The Company recognizes a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in the Company’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in the Company’s opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical and before the loan become 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the loan’s updated fair value. The balance which exceeds fair value is generally charged-off.  Management reviews the allowance for loan losses on a quarterly basis and records as a provision the amount deemed appropriate, after considering current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories and delinquent loans by particular loan categories.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
A loan is considered impaired when, based upon the most current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. Interest income on impaired loans is recorded on a cash basis. The Company’s management considers all non-accrual loans impaired.

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

As of June 30, 2012, the Company utilized recent third party appraisals of the collateral to measure impairment for $127.2 million, or 76.5%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $39.1 million, or 23.5%, of collateral dependent impaired loans.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At June 30, 2012, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

During the three months ended June 30, 2012, two commercial loans totaling $3.9 million and a one-to-four family – mixed use property loan for $0.8 million were modified and classified as TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, with one having the loan’s amortization term extended.  During the three months ended June 30, 2011, two one-to-four family – mixed use property loans totaling $0.5 million were modified and classified as TDR as each of these borrowers was given an interest rate that was considered below market for that borrower, and each had the loan’s amortization term extended.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2012, three one-to-four family – mixed use property loans totaling $1.2 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower; and three commercial mortgage loans totaling $5.3 million were modified and classified as TDR, as one borrower had two business lines of credit loans rolled into one five year fixed rate commercial mortgage and was given an interest rate that was considered below market for that borrower with the loan’s amortization term extended. For each of the loans that were modified and classified as TDR, the borrower was experiencing financial difficulties. The recorded investment of each of the loans modified and classified to TDR was unchanged as there was no principal forgiven in any of these modifications.

During the six months ended June 30, 2011, six multi-family loans totaling $1.8 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower and each had the loan’s amortization term extended; two constructions loans totaling $24.2 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower; two one-to-four family – mixed use property loans totaling $0.5 million were modified and classified as TDR, as each of these borrowers was given an interest rate that was considered below market for that borrower; one commercial business loan for $2.0 million was modified and classified as TDR, as the borrower was given an interest rate that was considered below market for that borrower.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30, 2012		December 31, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	8	$2,348	11	$9,412
Commercial real estate	4	7,276	2	2,499
One-to-four family - mixed-use property	7	2,365	3	795
Construction	1	4,178	1	5,888
Commercial business and other	1	2,000	1	2,000

Total performing troubled debt restructured	21	$18,167	18	$20,594

The following table shows loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	June 30, 2012		December 31, 2011
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of contracts	investment	of contracts	investment

Multi-family residential	3	$6,881	-	$-
Commercial real estate	3	4,228	2	4,340
One-to-four family - mixed-use property	2	817	3	1,193
One-to-four family - residential	-	-	-	-
Construction	1	9,464	1	11,673
Total troubled debt restructurings that subsequently defaulted	9	$21,390	6	$17,206

During the three months ended June 30, 2012, one commercial loan for $0.4 million, which was modified and classified as TDR within the previous 12 months, was reclassified to non-accrual status as it was no longer performing in accordance with its modified terms. During the three months ended June 30, 2011, two one-to-four family – mixed-use property loans totaling $0.7 million, which were modified and classified as TDR within the previous 12 months, were reclassified to non-accrual status as they are no longer performing in accordance with their modified terms.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2012, three multi-family TDR totaling $6.9 million and one commercial TDR  totaling $0.4 million were transferred to non-accrual status as they were no longer performing in accordance with their modified terms. During the six months ended June 30, 2011, one commercial loan for $3.3 million and one one-to-four family – mixed-use property loan for $0.3 million which were modified and classified as TDR within the previous 12 months, were reclassified to non-accrual status as they were no longer performing in accordance with their modified terms.

The following table shows our non-performing loans at the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$6,287
Commercial real estate	-	92
Construction	-	-
Total	-	6,379

Non-accrual mortgage loans:
Multi-family residential	27,972	19,946
Commercial real estate	19,585	19,895
One-to-four family - mixed-use property	20,437	28,429
One-to-four family - residential	12,450	12,766
Co-operative apartments	109	152
Construction	9,845	14,721
Total	90,398	95,909

Non-accrual non-mortgage loans:
Small Business Administration	392	493
Commercial Business and other	21,403	14,660
Total	21,795	15,153

Total non-accrual loans	112,193	111,062

Total non-accrual loans and loans ninety days or more past due and still accruing	$112,193	$117,441

The interest foregone on non-accrual loans and loans classified as TDR totaled $2.1 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table shows an age analysis of our recorded investment in loans at June 30, 2012:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$21,720	$1,921	$27,972	$51,613	$1,401,436	$1,453,049
Commercial real estate	11,371	862	19,585	31,818	520,695	552,513
One-to-four family - mixed-use property	17,802	5,349	19,961	43,112	626,801	669,913
One-to-four family - residential	2,761	1,597	12,312	16,670	191,603	208,273
Co-operative apartments	144	-	109	253	6,581	6,834
Construction loans	2,462	-	9,845	12,307	27,204	39,511
Small Business Administration	1,032		392	1,424	9,809	11,233
Taxi medallion	-	-	-	-	37,291	37,291
Commercial business and other	509	2,160	20,555	23,224	219,743	242,967
Total	$57,801	$11,889	$110,731	$180,421	$3,041,163	$3,221,584

The following table shows an age analysis of our recorded investment in loans at December 31, 2011:

			Greater
	30 - 59 Days	60 - 89 Days	than	Total Past
(in thousands)	Past Due	Past Due	90 Days	Due	Current	Total Loans

Multi-family residential	$20,083	$6,341	$26,233	$52,657	$1,338,564	$1,391,221
Commercial real estate	10,804	1,797	19,987	32,588	548,195	580,783
One-to-four family - mixed-use property	20,480	3,027	27,950	51,457	642,475	693,932
One-to-four family - residential	4,699	1,769	12,766	19,234	201,197	220,431
Co-operative apartments	-	-	152	152	5,353	5,505
Construction loans	5,065	-	14,721	19,786	27,354	47,140
Small Business Administration	16	41	452	509	13,530	14,039
Taxi medallion	71	-	-	71	54,257	54,328
Commercial business and other	5,476	966	10,241	16,683	189,931	206,614
Total	$66,694	$13,941	$112,502	$193,137	$3,020,856	$3,213,993

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the six months ended June 30, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Charge-off's	2,162	2,222	2,329	898	43	2,441	265	-	523	10,883
Recoveries	80	125	79	29	-	-	23	-	102	438
Provision	2,880	3,216	2,722	1,041	63	2,500	(89)	(13)	(1,320)	11,000
Ending balance	$12,065	$6,329	$5,786	$1,821	$100	$727	$656	$28	$3,387	$30,899
Ending balance: individually evaluated for impairment	$76	$261	$696	$-	$57	$33	$-	$-	$40	$1,163
Ending balance: collectively evaluated for impairment	$11,989	$6,068	$5,090	$1,821	$43	$694	$656	$28	$3,347	$29,736

Financing Receivables:
Ending balance	$1,453,049	$552,513	$669,913	$208,273	$6,834	$39,511	$11,233	$37,291	$242,967	$3,221,584
Ending balance: individually evaluated for impairment	$39,541	$31,383	$31,649	$14,931	$312	$19,650	$1,235	$-	$27,610	$166,311
Ending balance: collectively evaluated for impairment	$1,413,508	$521,130	$638,264	$193,342	$6,522	$19,861	$9,998	$37,291	$215,357	$3,055,273

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the six month period ended June 30, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$36,361	$40,512	$-	$35,487	$184
Commercial real estate	44,412	49,758	-	52,370	285
One-to-four family mixed-use property	27,378	31,133	-	28,997	191
One-to-four family residential	14,931	18,032	-	14,904	71
Co-operative apartments	111	153	-	111	-
Construction	15,472	17,906	-	17,736	210
Non-mortgage loans:
Small Business Administration	1,235	1,474	-	957	19
Taxi Medallion	-	-	-	-	-
Commercial Business and other	6,690	7,423	-	6,180	38
Total loans with no related allowance recorded	146,590	166,391	-	156,742	998

With an allowance recorded:
Mortgage loans:
Multi-family residential	3,180	3,180	76	3,938	97
Commercial real estate	5,891	5,891	261	5,276	136
One-to-four family mixed-use property	4,271	4,271	696	5,021	132
One-to-four family residential	-	-	-	-	-
Co-operative apartments	201	201	57	202	6
Construction	4,178	4,178	33	4,745	77
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,000	2,000	40	2,000	40
Total loans with an allowance recorded	19,721	19,721	1,163	21,182	488

Total Impaired Loans:
Total mortgage loans	$156,386	$175,215	$1,123	$168,787	$1,389

Total non-mortgage loans	$9,925	$10,897	$40	$9,137	$97

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

 In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which is considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”.  If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan as Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at June 30, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$13,793	$37,193	$-	$-	$50,986
Commercial real estate	14,191	31,383	-	-	45,574
One-to-four family - mixed-use property	13,167	30,832	-	-	43,999
One-to-four family - residential	4,197	14,932	-	-	19,129
Co-operative apartments	-	312	-	-	312
Construction loans	9,135	15,472	-	-	24,607
Small Business Administration	213	356	247	-	816
Commercial business and other	3,731	24,440	1,169	-	29,340
Total loans	$58,427	$154,920	$1,416	$-	$214,763

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	$66,943	$177,391	$1,383	$-	$245,717

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the six months
	ended June 30
(In thousands)	2012	2011

Balance, beginning of period	$30,344	$27,699
Provision for loan losses	11,000	10,000
Charge-off's	(10,883)	(8,559)
Recoveries	438	218
Balance, end of period	$30,899	$29,358

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2012	2011	2012	2011
Multi-family residential	$1,078	$879	$2,082	$1,796
Commercial real estate	387	572	2,097	2,522
One-to-four family – mixed-use property	838	307	2,250	480
One-to-four family – residential	44	454	869	1,928
Co-operative apartments	1	-	43	-
Construction	2,207	703	2,441	703
Small Business Administration	138	148	242	471
Commercial business and other	26	9	421	441
Total net loan charge-offs	$4,719	$3,072	$10,445	$8,341

6.           Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the six months ended
	June 30,
	2012	2011
	(In thousands)

Balance at beginning of period	$3,179	$1,588
Acquisitions	1,632	1,861
Write-down of carrying value	(204)	-
Sales	(2,513)	(1,621)
Balance at end of period	$2,094	$1,828

During the three months ended June 30, 2012, the Company did not record any gross gains from the sale of OREO. During the three months ended June 30, 2011, the Company recorded gross gains from the sale of OREO in the amount of $256,000.  During the three months ended June 30, 2012, the Company recorded gross losses from the sale of OREO in the amount of $78,000.  During the three months ended June 30, 2011, the Company did not record any gross losses from the sale of OREO.  During the six months ended June 30, 2012 and 2011, the Company recorded gross gains from the sale of OREO in the amount of $45,000 and $256,000, respectively. During the six months ended June 30, 2012 and 2011, the Company recorded gross losses from the sale of OREO in the amount of $188,100 and $12,000, respectively. The net gains / losses on the sale of OREO are included in the Consolidated Statements of Income in Other operating expenses.

7.           Stock-Based Compensation

For the three months ended June 30, 2012 and 2011, the Company’s net income, as reported, included $0.7 million and $0.5 million, respectively, of stock-based compensation costs and $0.3 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the six months ended June 30, 2012 and 2011, the Company’s net income, as reported, included $2.2 million and $1.7 million, respectively, of stock-based compensation costs and $0.9 million and $0.6 million, respectively, of income tax benefits related to the stock-based compensation plans.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the six months ended June 30, 2012 and 2011, the Company granted 230,675 and 213,095 restricted stock units, respectively. There were no stock options granted during the six month periods ended June 30, 2012 and 2011.  There were no stock options or restricted stock units granted during the three month periods ended June 30, 2012 and 2011.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of June 30, 2012, there are 536,076 shares available for full value awards and 46,275 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

The following table summarizes the Company’s full value awards at or for the six months ended June 30, 2012:

		Weighted-Average
		Grant-Date
Full Value Awards	Shares	Fair Value

Non-vested at December 31, 2011	363,589	$13.52
Granted	230,675	13.28
Vested	(201,294)	13.62
Forfeited	(3,931)	13.82
Non-vested at June 30, 2012	389,039	$13.32

Vested but unissued at June 30, 2012	147,176	$13.43

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2012, there was $4.1 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.3 years.  The total fair value of awards vested for the three months ended June 30, 2012 and 2011 were $0.8 million and $0.5 million, respectively.  The total fair value of awards vested for the six months ended June 30, 2012 and 2011 were $2.7 million and $1.7 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the six months ended June 30, 2012:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000) *

Outstanding at December 31, 2011	975,640	$15.16
Granted	-	-
Exercised	(113,020)	12.05
Forfeited	(44,895)	12.67
Outstanding at June 30, 2012	817,725	$15.73	3.4	$515
Exercisable shares at June 30, 2012	755,405	$16.09	3.2	$281
Vested but unexercisable shares at June 30, 2012	11,120	$11.59	6.4	$41

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of June 30, 2012, there was $0.1 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted during the six months ended June 30, 2012 are provided in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Proceeds from stock options exercised	$570	$1,492	$814	$2,016
Fair value of shares received upon exercised of stock options	-	54	548	54
Tax benefit (expense) related to stock options exercised	3	247	27	183
Intrinsic value of stock options exercised	16	340	130	419
Grant date fair value at weighted average	n/a	n/a	n/a	n/a

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

The following table summarizes the Phantom Stock Plan at or for the six months ended June 30, 2012:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2011	39,255	$12.63
Granted	10,801	13.14
Forfeited	-	-
Distributions	(432)	13.02
Outstanding at June 30, 2012	49,624	$13.63
Vested at June 30, 2012	49,224	$13.63

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $15,000 and $67,000 for the three months ended June 30, 2012 and 2011, respectively. The total fair value of the distributions from the Phantom Stock Plan was $5,000 and $1,000 for the three months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $57,000 and $(30,000), respectively. The total fair value of the distributions from the Phantom Stock Plan during the six months ended June 30, 2012 and 2011 were $6,000 and $2,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

8.           Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Employee Pension Plan:
Interest cost	$220	$246	$440	$492
Amortization of unrecognized loss	263	153	526	306
Expected return on plan assets	(310)	(308)	(620)	(616)
Net employee pension expense	$173	$91	$346	$182

Outside Director Pension Plan:
Service cost	$20	$17	$40	$34
Interest cost	28	31	56	62
Amortization of unrecognized gain	(7)	(13)	(14)	(26)
Amortization of past service liability	9	10	18	20
Net outside director pension expense	$50	$45	$100	$90

Other Postretirement Benefit Plans:
Service cost	$100	$78	$200	$156
Interest cost	54	52	108	104
Amortization of unrecognized loss	10	-	20	-
Amortization of past service credit	(21)	(21)	(42)	(42)
Net other postretirement expense	$143	$109	$286	$218

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2011 that it expects to contribute $0.5 million to the Company’s Employee Pension Plan (the “Employee Pension Plan”) and $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2012. As of June 30, 2012, the Company has contributed $0.5 million to the Employee Pension Plan, $44,000 to the Outside Director Pension Plan and $28,000 to the Other Postretirement Benefit Plans. As of June 30, 2012, the Company has not revised its expected contributions for the year ending December 31, 2012.

9.           Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At June 30, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $62.3 million and $24.4 million, respectively. At December 31, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $68.7 million and $26.3 million, respectively. During the six months ended June 30, 2012, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the six months ended June 30, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at June 30,	at December 31,	Three Months Ended		Six Months Ended
(Dollars in thousands)	2012	2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Mortgage-backed securities	$30,968	$37,787	$(143)	$207	$(161)	$(395)
Other securities	31,377	30,942	5	(260)	246	(769)
Borrowed funds	24,356	26,311	1,734	1,096	1,905	1,521
Net gain from fair value adjustments (1) (2)			$1,596	$1,043	$1,990	$357

(1)  The net gain from fair value adjustments presented in the above table does not include net losses of $2.2 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, from the change in the fair value of interest rate caps/swaps.

(2)  The net gain from fair value adjustments presented in the above table does not include net losses of $3.0 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively, from the change in the fair value of interest rate caps/swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at June 30, 2012 and December 31, 2011.  The fair value of borrowed funds includes accrued interest payable of $0.4 million at June 30, 2012 and December 31, 2011.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at June 30, 2012 and December 31, 2011.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At June 30, 2012, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps. At December 31, 2011, Level 2 included mortgage related securities, corporate debt and interest rate caps.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At June 30, 2012 and December 31, 2011, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the six months ended
	June 30, 2012
	Trust preferred	Junior subordinated
	securities	debentures
	(In thousands)

Beginning balance	$5,632	$26,311
Transfer into Level 3	-	-
Net loss from fair value adjustment of financial assets	(33)	-
Net gain from fair value adjustment of financial liabilities	-	(1,905)
Decrease in accrued interest	(1)	(50)
Change in unrealized net gains included in other comprehensive income	55	-
Ending balance	$5,653	$24,356

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at June 30, 2012 and December 31, 2011:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a recurring basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)
Assets:
Mortgage-backed Securities	$-	$-	$738,099	$747,288	$-	$-	$738,099	$747,288
Other securities	-	-	216,265	59,610	5,653	5,632	221,918	65,242
Interest rate caps	-	-	94	356	-	-	94	356
Total assets	$-	$-	$954,458	$807,254	$5,653	$5,632	$960,111	$812,886

Liabilities:
Borrowings	$-	$-	$-	$-	$24,356	$26,311	$24,356	$26,311
Interest rate swaps	-	-	2,739	-	-	-	2,739	-
Total liabilities	$-	$-	$2,739	$-	$24,356	$26,311	$27,095	$26,311

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at June 30, 2012 and December 31, 2011:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at fair value
	(Level 1)		(Level 2)		(Level 3)		on a non-recurring basis
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)
Assets:
Impaired loans	$-	$-	$-	$-	$54,671	$48,555	$54,671	$48,555
Other Real Estate Owned	-	-	-	-	2,094	3,179	2,094	3,179

Total assets	$-	$-	$-	$-	$56,765	$51,734	$56,765	$51,734

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

The estimated fair value of each material class of financial instruments at June 30, 2012 and December 31, 2011 and the related methods and assumptions used to estimate fair value are as follows:

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

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property.(Level 3 input).

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

At June 30, 2012 and December 31, 2011, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at June 30, 2012 and December 31, 2011:

	June 30, 2012					December 31, 2011
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value
	(in thousands)

Assets:
Cash and due from banks	$41,216	$41,216	$41,216	$-	$-	$55,721	$55,721
Mortgage-backed Securities	738,099	738,099	-	738,099	-	747,288	747,288
Other securities	221,918	221,918	-	216,265	5,653	65,242	65,242
Loans	3,235,495	3,409,335			3,409,335	3,228,881	3,407,454
FHLB-NY stock	36,847	36,847	-	36,847	-	30,245	30,245
Interest rate caps	94	94	-	94	-	356	356
OREO	2,094	2,094	-	-	2,094	3,179	3,179
Total assets	$4,275,763	$4,449,603	$41,216	$991,305	$3,417,082	$4,130,912	$4,309,485

Liabilities:
Deposits	$3,136,606	3,137,367	$1,636,123	1,501,244		$3,146,245	$3,211,405
Borrowings	827,008	871,449	-	847,093	24,356	685,139	728,067
Interest rate swaps	2,739	2,739	-	2,739	-	-	-
Total liabilities	$3,966,353	$4,011,555	$1,636,123	$2,351,076	$24,356	$3,831,384	$3,939,472

10.           Derivative Financial Instruments

At June 30, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million.

These derivatives are not designated as hedges and have a combined notional amount of $118.0 million at June 30, 2012. Changes in the fair value of these derivatives are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2012:

	June 30, 2012
			Cumulative
	Notional		Unrealized		Net Gain
	Amount	Purchase Price	Gain	Loss	(loss) Position (1)
	(In thousands)

Interest rate caps	$100,000	$9,035	$-	$8,941	$94
Interest rate swaps	18,000	-	-	2,739	(2,739)
Total derivatives	$118,000	$9,035	$-	$11,680	$(2,645)

(1)    Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table displays a summary of the terms of the interest rate caps and interest rate swaps currently held by the Savings Bank:

	Interest	Interest	Interest	Interest	Interest
	Rate Cap 1	Rate Cap 2	Rate Swap 1	Rate Swap 2	Rate Swap 3
	(Dollars in thousands)
Notional Amount	$50,000	$50,000	$6,000	$6,000	$6,000
Trade Date	August 12, 2009	August 24, 2009	March 19, 2012	March 20, 2012	March 20, 2012
Effective Date	August 14, 2009	August 26, 2009	September 1, 2012	July 30, 2012	June 15, 2012
Fixed Rate Paid By Savings Bank	n/a	n/a	3.18%	3.21%	3.22%
Adjustable rate paid by counterparty	3 month LIBOR	3 month LIBOR	3 month LIBOR	3 month LIBOR	3 month LIBOR
Strike price (3 month LIBOR)	1.47%	1.47%	n/a	n/a	n/a
Maturity Date	August 14, 2014	August 26, 2014	September 1, 2037	July 30, 2037	September 15, 2037

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Financial Derivatives:
Interest rate caps	$(148)	$(31)	$(262)	$-
Interest rate swaps	(693)	-	(2,739)	-
Net gain (loss)	$(841)	$(31)	$(3,001)	$-

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

11.           Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Trusts, which file separate Federal income tax returns, and Flushing Preferred Funding Corporation, which files a separate Federal and New York State income tax return as a real estate investment trust.

 Income tax provisions are summarized as follows:

	For the Three months		For the Six months
	ended June 30,		ended June 30,
(In thousands)	2012	2011	2012	2011
Federal:
Current	$5,097	$5,040	$8,229	$8,866
Deferred	(861)	(476)	(369)	(390)
Total federal tax provision	4,236	4,564	7,860	8,476
State and Local:
Current	1,620	1,645	2,333	2,752
Deferred	(337)	(218)	(116)	(179)
Total state and local tax provision	1,283	1,427	2,217	2,573

Total income tax provision	$5,519	$5,991	$10,077	$11,049

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.0% and 39.8% for the three months ended June 30, 2012 and 2011, respectively, and 39.0% and 39.4% for the six months ended June 30, 2012 and 2011, respectively.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months				For the six months
	ended June 30,				ended June 30,
(dollars in thousands)	2012		2011		2012		2011

Taxes at federal statutory rate	$4,955	35.0%	$5,273	35.0%	$9,045	35.0%	9,827	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	835	5.9	927	6.2	1,442	5.6	1,672	6.0
Other	(271)	(1.9)	(209)	(1.4)	(410)	(1.6)	(450)	(1.6)
Taxes at effective rate	$5,519	39.0%	$5,991	39.8%	$10,077	39.0%	$11,049	39.4%

The Company has recorded a deferred tax asset of $33.7 million at June 30, 2012, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $32.3 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at June 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

12.           Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income at June 30, 2012 and December 31, 2011 and the changes during the periods are as follows:

	June 30,	Other Comprehensive	December 31,
	2012	Income (loss)	2011
	(In thousands)
Net unrealized gain on securities available for sale	$15,385	$3,706	$11,679
Net actuarial loss on pension plans and other postretirement benefits	(6,918)	298	(7,216)
Prior service cost on pension plans and other postretirement benefits	337	(13)	350
Accumulated other comprehensive income	$8,804	$3,991	$4,813

13.           Regulatory

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA establishes five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by the Office of the Comptroller of the Currency (“OCC”) and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under capital regulations, the Savings Bank is required to comply with each of three separate capital adequacy standards.

At June 30, 2012, the Savings Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$416,543	9.45%
Well capitalized	220,423	5.00
Excess	196,120	4.45

Tier 1 Risk-Based Capital:
Capital level	$416,543	13.71%
Well capitalized	182,360	6.00
Excess	234,183	7.71

Risk-Based Capital:
Capital level	$447,442	14.72%
Well capitalized	303,933	10.00
Excess	143,509	4.72

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

We saw continued improvement in nonperforming assets, as they decreased by $9.5 million during the second quarter of 2012. Charge-offs and the provision for loan losses were both less than the prior quarter’s performance.  As in most of the prior quarters, the majority of charge-offs came from revisions to our carrying values based upon our program of continually obtaining updated appraisals. As in prior quarters, we have recorded charge-offs based upon these up-to-date values as opposed to adding to the allowance. As a result, we do not carry non-performing assets at more than 85% of their current appraised value. This process has insured that we have kept pace with changing values in the real estate market and helped maintain strong returns on our delinquent loan sales, which was 92% of book balance for the quarter.

Classified assets and criticized assets continued their improving trend that began over a year ago, which resulted in an 8% reduction in these categories in the second quarter of 2012, and a 21% reduction since December 31, 2010.

Loan originations for the second quarter of 2012 totaled $163.7 million, the highest level since the second quarter of 2008, more than double compared to the second quarter of 2011, and an increase of 38% compared to the first quarter of 2012. Simultaneously, loan applications in process increased to $277.3 million, the highest amount since June 2008.  The growth in loan applications in process includes growth in all of our lending areas, with the Business Banking area focusing on adjustable rate loans.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net income for the six months ended June 30, 2012 was $15.8 million, a decrease of $1.3 million, or 7.4%, compared to $17.0 million for the six months ended June 30, 2011. Diluted earnings per common share were $0.52 for the six months ended June 30, 2012, a decrease of $0.03, or 5.5%, from $0.55 for the six months ended June 30, 2011.

Return on average equity was 7.5% for the six months ended June 30, 2012 compared to 8.6% for the six months ended June 30, 2011. Return on average assets was 0.7% for the six months ended June 30, 2012 compared to 0.8% for the six months ended June 30, 2011.

Our net interest margin for the second quarter of 2012 was 3.68%, an improvement of seven basis points from the second quarter of 2011, and the same as that for the first quarter of 2012.  Continued growth in the average balance of core deposits helped us to reduce funding costs for the Company as we lowered total deposit and borrowing rates by 14 basis points from the first quarter of 2012 and 40 basis points from the second quarter of 2011.  This enabled us to deliver record net interest income for the quarter of $38.3 million.

We recorded a provision for loan losses of $11.0 million during the six months ended June 30, 2012, which was an increase of $1.0 million from $10.0 million recorded during the six months ended June 30, 2011.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.45%, 13.71% and 14.72%, respectively, at June 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2012 AND 2011

General.  Net income for the three months ended June 30, 2012 was $8.6 million, a decrease of $0.4 million, or 4.8%, compared to $9.1 million for the three months ended June 30, 2011.  Diluted earnings per common share were $0.28 for the three months ended June 30, 2012, a decrease of $0.01, or 3.4%, from $0.29 for the three months ended June 30, 2011. Return on average equity was 8.1% for the three months ended June 30, 2012 compared to 9.1% for the three months ended June 30, 2011. Return on average assets was 0.8% for both of the three month periods ended June 30, 2012 and 2011.

Interest Income.  Total interest and dividend income decreased $2.1 million, or 3.7%, to $54.4 million for the three months ended June 30, 2012 from $56.5 million for the three months ended June 30, 2011. The decrease in interest income was attributable to a 31 basis point decline in the yield of interest-earning assets to 5.23% for the three months ended June 30, 2012 from 5.54% in the comparable prior year period combined with a $16.8 million decrease in the average balance of total loans to $3,204.1 million for the three months ended June 30, 2012, from $3,220.9 million for the comparable prior year period.  The 31 basis point decline in the yield of interest-earning assets was primarily due to a 22 basis point reduction in the yield of the loan portfolio to 5.76% for the three months ended June 30, 2012 from 5.98% for the three months ended June 30, 2011, combined with a 60 basis point decline in the yield on total securities to 3.58% for the three months ended June 30, 2012 from 4.18% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $16.8 million decrease in the average balance of the higher yielding loan portfolio for the three months ended June 30, 2012 and a $123.3 million increase in the average balances of the lower yielding securities portfolio for the three months ended June 30, 2012, as compared to the comparable prior year period. These factors that reduced the yield were partially offset by a $31.0 million decrease in the average balance of lower yielding interest-earning deposits to $29.8 million for the three months ended June 30, 2012 from $60.8 million for the comparable prior year period. The 22 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations partially offset by an increase in prepayment penalty income during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The yield on the mortgage loan portfolio decreased nine basis points to 5.85% for the three months ended June 30, 2012 from 5.94% for the three months ended March 31, 2012.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 24 basis points to 5.72% for the three months ended June 30, 2012 from 5.96% for the three months ended June 30, 2011. The 60 basis point decrease in the securities portfolio yield was primarily due to the purchase of new securities at lower yields than the existing portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $3.6 million, or 18.3%, to $16.1 million for the three months ended June 30, 2012 from $19.7 million for the three months ended June 30, 2011. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 40 basis points to 1.69% for the three months ended June 30, 2012 from 2.09% for the comparable prior year period, partially offset by a $40.7 million increase in the average balance of interest-bearing liabilities to $3,806.3 million for the three months ended June 30, 2012 from $3,765.6 million for the comparable prior year period.  The 40 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Banks’ reducing the rates it pays on its deposit products and a reduction in the cost of borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 13 basis points, 24 basis points, 43 basis points and 25 basis points, respectively, for the three months ended June 30, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 25 basis points to 1.37% for the three months ended June 30, 2012 from 1.62% for the three months ended June 30, 2011. The cost of borrowed funds decreased 140 basis points from the comparable prior year period to 3.00% for the three months ended June 30, 2012. This decrease in the cost of borrowed funds was primarily due to maturing borrowings being replaced at lower rates and new borrowings being obtained at lower rates.

Net Interest Income.  For the three months ended June 30, 2012, net interest income was $38.3 million, an increase of $1.5 million, or 4.1%, from $36.8 million for the three months ended June 30, 2011. The increase in net interest income was attributable to a nine basis point increase in the net-interest spread to 3.54% for the three months ended June 30, 2012 from 3.45% for the three months ended June 30, 2011, combined with an increase of $75.5 million in the average balance of interest-earning assets to $4,156.0 million for the three months ended June 30, 2012 from $4,080.5 million for the comparable prior year period.  The yield on interest-earning assets decreased 31 basis points to 5.23% for the three months ended June 30, 2012 from 5.54% for the three months ended June 30, 2011. However, this was more than offset by a decline in the cost of funds of 40 basis points to 1.69% for the three months ended June 30, 2012 from 2.09% for the comparable prior year period. The net interest margin improved seven basis points to 3.68% for the three months ended June 30, 2012 from 3.61% for the three months ended June 30, 2011. Excluding prepayment penalty income, the net interest margin would have increased five basis points to 3.59% for the three months ended June 30, 2012 from 3.54% for the three months ended June 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the three months ended June 30, 2012, which was the same as that recorded for the three months ended June 30, 2011.  During the three months ended June 30, 2012, non-performing loans decreased $7.7 million to $112.2 million from $119.9 million at March 31, 2012. Net charge-offs for the three months ended June 30, 2012 totaled $4.7 million, or 59 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 61.1% at June 30, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Savings Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in the second quarter of 2012, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the second quarter of 2012. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended June 30, 2012 was $1.1 million, a decrease of $1.0 million from $2.1 million for the three months ended June 30, 2011.  The decrease in non-interest income was primarily due to $0.8 million in OTTI charges recorded on five private issue collateralized mortgage obligations (“CMO”) during the three months ended June 30, 2012 and a $0.4 million increase in net losses recorded from fair value adjustments.

Non-Interest Expense. Non-interest expense was $20.2 million for the three months ended June 30, 2012, an increase of $1.4 million, or 7.3%, from $18.9 million for the three months ended June 30, 2011. The increase was primarily due to the growth of the Company over the past year, which included the opening of a new branch in January 2012. Salaries and benefits increased $0.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the opening of a new branch in 2012, an increase in stock based compensation expense and employee benefits expense. In addition, other operating expense for the three months ended June 30, 2012 increased $0.6 million primarily due to $0.2 million in net losses recorded from the sale of other real estate owned (“OREO”) recorded during the three months ended June 30, 2012 compared to $0.3 million in net gains from the sale of OREO recorded during the three months ended June 30, 2011. The efficiency ratio was 49.0% for the three months ended June 30, 2012 compared to 48.8% for the three months ended June 30, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income before Income Taxes. Income before the provision for income taxes decreased $0.9 million, or 6.0%, to $14.2 million for the three months ended June 30, 2012 from $15.1 million for the three months ended June 30, 2011 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.5 million to $5.5 million for the three months ended June 30, 2012 from $6.0 million for the three months ended June 30, 2011. The effective tax rate was 39.0% and 39.8% for the three months ended June 30, 2012 and 2011, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 2012 AND 2011

General. Net income for the six months ended June 30, 2012 was $15.8 million, a decrease of $1.3 million, or 7.4%, compared to $17.0 million for the six months ended June 30, 2011. Diluted earnings per common share were $0.52 for the six months ended June 30, 2012, a decrease of $0.03, or 5.5%, from $0.55 for the six months ended June 30, 2011.  Return on average equity was 7.5% for the six months ended June 30, 2012 compared to 8.6% for the six months ended June 30, 2011. Return on average assets was 0.7% for the six months ended June 30, 2012 compared to 0.8% for the six months ended June 30, 2011.

Interest Income.  Total interest and dividend income decreased $4.7 million, or 4.2%, to $108.8 million for the six months ended June 30, 2012 from $113.5 million for the six months ended June 30, 2011. The decrease in interest income was attributable to a 25 basis point decline in the yield of interest-earning assets to 5.30% for the six months ended June 30, 2012 from 5.55% in the comparable prior year period. The decrease in the yield was partially offset by a $16.0 million increase in the average balance of interest-earning assets to $4,109.1 million for the six months ended June 30, 2012 from $4,093.2 million for the comparable prior year period. The 25 basis point decline in the yield of interest-earning assets was primarily due to a 20 basis point reduction in the yield of the loan portfolio to 5.79% for the six months ended June 30, 2012 from 5.99% for the six months ended June 30, 2011, combined with a 48 basis point decline in the yield on total securities to 3.69% for the six months ended June 30, 2012 from 4.17% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $35.7 million decrease in the average balance of the higher yielding loan portfolio for the six months ended June 30, 2012 and a $73.6 million increase in the average balances of the lower yielding securities portfolio for the six months ended June 30, 2012, as compared to the comparable prior year period. These factors that reduced the yield were partially offset by a $22.0 million decrease in the average balance of lower yielding interest-earning deposits to $37.4 million for the three months ended June 30, 2012 from $59.4 million for the comparable prior year period. The 20 basis point decrease in the yield of the loan portfolio was primarily due to a decline in the rates earned on new loan originations. The 35 basis point decrease in the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 18 basis points to 5.90% for the six months ended June 30, 2012 from 6.08% for the six months ended June 30, 2011.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 23 basis points to 5.76% for the six months ended June 30, 2012 from 5.99% for the six months ended June 30, 2011.

Interest Expense.  Interest expense decreased $6.4 million, or 16.2%, to $33.2 million for the six months ended June 30, 2012 from $39.6 million for the six months ended June 30, 2011. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 33 basis points to 1.76% for the six months ended June 30, 2012 from 2.09% for the comparable prior year period. The 33 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Banks’ reducing the rates it pays on its deposit products and a reduction in the cost borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 13 basis points, 21 basis points, 38 basis points and 22 basis points, respectively, for the six months ended June 30, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 20 basis points to 1.41% for the six months ended June 30, 2012 from 1.61% for the six months ended June 30, 2011. The cost of borrowed funds decreased 112 basis points to 3.28% for the six months ended June 30, 2012 from 4.40% for the six months ended June 30, 2011 with the average balance increasing $57.0 million to $733.3 million for the six months ended June 30, 2012 from $676.3 million for the six months ended June 30, 2011. The decrease in the cost of borrowed funds was primarily due to maturing borrowings being replaced at lower rates and new borrowings being obtained at lower rates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income.  For the six months ended June 30, 2012, net interest income was $75.6 million, an increase of $1.7 million, or 2.3%, from $74.0 million for the six months ended June 30, 2011. The increase in net interest income was attributable to an eight basis point increase in the net-interest spread to 3.54% for the six months ended June 30, 2012 from 3.46% for the six months ended June 30, 2011, combined with an increase of $16.0 million in the average balance of interest-earning assets to $4,109.1 million for the six months ended June 30, 2012 from $4,093.2 million for the comparable prior year period.  The yield on interest-earning assets decreased 25 basis points to 5.30% for the six months ended June 30, 2012 from 5.55% for the six months ended June 30, 2011. However, this was more than offset by a decline in the cost of funds of 33 basis points to 1.76% for the six months ended June 30, 2011 from 2.09% for the comparable prior year period. The net interest margin improved seven basis points to 3.68% for the six months ended June 30, 2012 from 3.61% for the six months ended June 30, 2011. Excluding prepayment penalty income, the net interest margin would have been 3.58% for the six months ended June 30, 2012, an increase of three basis points from 3.55% for the six months ended June 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $11.0 million was recorded for the six months ended June 30, 2012, which was an increase of $1.0 million from $10.0 million recorded in the six months ended June 30, 2011. During the six months ended June 30, 2012, non-performing loans decreased $5.2 million to $112.2 million from $117.4 million at December 31, 2011. Net charge-offs for the six months ended June 30, 2012 totaled $10.4 million, or 65 basis points of average loans. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 61.1% at June 30, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded during the six months ended June 30, 2012, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record an $11.0 million provision for possible loan losses for the six months ended June 30, 2012. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the six months ended June 30, 2012 was $3.0 million, which was the same as that recorded for the six months ended June 30, 2011.  An increase of $0.2 million in net losses from fair value adjustments was offset by a $0.2 million decrease in OTTI charges recorded during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Non-Interest Expense. Non-interest expense was $41.8 million for the six months ended June 30, 2012, an increase of $2.9 million, or 7.5%, from $38.9 million for the six months ended June 30, 2011. The increase was primarily due to the growth of the Company over the past year, which included the opening of a new branch in January 2012. Salaries and benefits increased $1.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the opening of a new branch in January 2012, an increase in stock based compensation expense and employee benefits expense. Other operating expense for the six months ended June 30, 2012 increased $0.9 million primarily due to $0.3 million in net losses recorded from the sale of OREO recorded during the six months ended June 30, 2012 compared to $0.2 million in net gains from the sale of OREO recorded during the six months ended June 30, 2011. In addition, other real estate owned/foreclosure expense increased $0.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The efficiency ratio was 51.2% for the three months ended June 30, 2012 compared to 49.6% for the three months ended June 30, 2011.

Income before Income Taxes.  Income before the provision for income taxes decreased $2.2 million, or 8.0%, to $25.8 million for the six months ended June 30, 2012 from $28.1 million for the six months ended June 30, 2011 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $1.0 million to $10.1 million for the six months ended June 30, 2012 from $11.0 million for the six months ended June 30, 2011.  The effective tax rate was 39.0% and 39.4% for the six months ended June 30, 2012 and 2011, respectively.

FINANCIAL CONDITION

Assets. Total assets at June 30, 2012 were $4,435.8 million, an increase of $147.9 million, or 3.5%, from $4,287.9 million at December 31, 2011. Total loans, net increased $6.1 million, during the six months ended June 30, 2012 to $3,204.6 million from $3,198.5 million at December 31, 2011. Loan originations and purchases were $282.3 million for the six months ended June 30, 2012, an increase of $105.0 million from $177.3 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, we continued to focus on the origination of multi-family properties and deemphasize non-owner occupied commercial real estate and construction lending.  Loan applications in process have continued to show improvement, totaling $277.3 million at June 30, 2012 compared to $194.4 million at December 31, 2011 and $197.4 million at June 30, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated. The table includes loan purchases of $3.5 million and $14.5 million for the six months ended June 30, 2012 and 2011, respectively, and $1.9 million for the three months ended June 30, 2011. No loans were purchased during the three months ended June 30, 2012.

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2012	2011	2012	2011
Multi-family residential	$79,850	$54,461	$141,753	$100,480
Commercial real estate	16,389	1,593	19,813	3,012
One-to-four family – mixed-use property	5,366	7,826	10,481	12,645
One-to-four family – residential	4,889	3,856	10,694	7,209
Co-operative apartments	1,626	-	1,626	-
Construction	570	197	570	1,203
Small Business Administration	67	509	333	2,838
Taxi Medallion	-	2,410	3,464	26,234
Commercial business and other	54,965	7,426	93,601	23,717
Total	$163,722	$78,278	$282,335	$177,338

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the second quarter of 2012 had an average loan-to-value ratio of 48.8% and an average debt coverage ratio of 202%.

The Savings Bank’s non-performing assets totaled $117.0 million at June 30, 2012, a decrease of $6.1 million from $123.2 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 2.64% at June 30, 2012 compared to 2.87% at December 31, 2011. The ratio of allowance for loan losses to total non-performing loans was 27.5% at June 30, 2012 compared to 25.8% at December 31, 2011.  See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the six months ended June 30, 2012, mortgage-backed securities decreased $9.2 million, or 1.2%, to $738.1 million from $747.3 million at June 30, 2012. The decrease in mortgage-backed securities during the six months ended June 30, 2012 was primarily due to principal repayments of $77.5 million partially offset by purchases of $65.0 million and a $5.7 million improvement in fair value. Additionally, during the six months ended June 30, 2012 $0.8 million in OTTI charges were recorded on five private issue CMOs. During the six months ended June 30, 2012, other securities increased $156.7 million, or 240.2%, to $221.9 million from $65.2 million at December 31, 2012. The increase in other securities during the six months ended June 30, 2012 was primarily due to purchases of $160.4 million. Other securities primarily consist of securities issued by government agencies, mutual or bond funds that invest in government and government agency securities and corporate bonds.

Liabilities.  Total liabilities were $4,004.9 million at June 30, 2012, an increase of $133.8 million, or 3.5%, from $3,871.0 million at December 31, 2011. During the six months ended June 30, 2012, due to depositors decreased $15.7 million, or 0.5%, to $3,100.7 million, as a result of a $28.6 million decrease in certificates of deposit partially offset by a $12.9 million increase in core deposits. Borrowed funds increased $141.9 million during the six months ended June 30, 2012.  The increase in borrowed funds was primarily due to a net increase of $82.5 million in long term borrowings combined with a $60.0 million increase in short-term borrowings.

Equity. Total stockholders’ equity increased $14.1 million, or 3.4%, to $431.0 million at June 30, 2012 from $416.9 million at December 31, 2011. Stockholders’ equity increased primarily due to net income of $15.8 million for the six months ended June 30, 2012, an increase in other comprehensive income of $4.0 million primarily due to an increase in the fair value of the securities portfolio and $1.4 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. In addition, the exercise of stock options increased stockholders’ equity by $0.8 million, including the income tax benefit realized. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $7.9 million and the purchase of 130,900 treasury shares at a cost of $1.7 million. Book value per common share was $13.92 at June 30, 2012 compared to $13.49 at December 31, 2011. Tangible book value per common share was $13.40 at June 30, 2012 compared to $12.96 at December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the six months ended June 30, 2012, the Company repurchased 130,900 shares of the Company’s common stock at an average cost of $13.15 per share. At June 30, 2012, 607,062 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

Cash flow.  During the six months ended June 30, 2012, funds provided by the Company's operating activities amounted to $35.8 million. These funds, together with $123.9 million provided by financing activities and funds available at the beginning of the period, were utilized to fund net investing activities of $174.2 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the six months ended June 30, 2012, the net total of loan originations and purchases less loan repayments and sales was $24.9 million. During the six months ended June 30, 2012, the Company also funded $225.4 million in purchases of securities available for sale.  During the six months ended June 30, 2012, funds were primarily provided by an increase of $60.7 million in short-term borrowed funds and an $82.5 million net increase in long-term borrowed funds.  Additionally, funds were provided by $82.3 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  These increases funded a $10.1 million decrease in deposits. The Company also used funds of $7.9 million and $2.2 million for dividend payments and purchases of treasury stock, respectively, during the six months ended June 30, 2012.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up 400 basis points or down 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at June 30, 2012.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At June 30, 2012, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents the Company’s interest rate shock as of June 30, 2012:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.76	29.58	15.38%
-100 Basis points	-1.05	16.00	14.05
Base interest rate	0.00	0.00	12.51
+100 Basis points	-4.74	-16.19	10.87
+200 Basis points	-8.97	-31.54	9.20
+300 Basis points	-13.79	-45.71	7.55
+400 Basis points	-19.64	-49.33	6.08

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended June 30, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended June 30,
	2012				2011
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,910,023	42,541	5.85%		$2,926,738	44,310	6.06%
Other loans, net (1)	294,032	3,582	4.87		294,144	3,811	5.18
Total loans, net	3,204,055	46,123	5.76		3,220,882	48,121	5.98
Mortgage-backed securities	713,589	6,874	3.85		735,895	7,850	4.27
Other securities	208,544	1,376	2.64		62,854	501	3.19
Total securities	922,133	8,250	3.58		798,749	8,351	4.18
Interest-earning deposits and federal funds sold	29,815	11	0.15		60,833	27	0.18
Total interest-earning assets	4,156,003	54,384	5.23		4,080,464	56,499	5.54
Other assets	242,518				215,406
Total assets	$4,398,521				$4,295,870

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$330,573	168	0.20		$376,351	597	0.63
NOW accounts	1,035,245	1,589	0.61		804,764	1,726	0.86
Money market accounts	181,940	101	0.22		301,350	350	0.46
Certificate of deposit accounts	1,426,138	8,360	2.34		1,566,900	9,669	2.47
Total due to depositors	2,973,896	10,218	1.37		3,049,365	12,342	1.62
Mortgagors' escrow accounts	49,630	7	0.06		47,579	12	0.10
Total deposits	3,023,526	10,225	1.35		3,096,944	12,354	1.60
Borrowed funds	782,744	5,872	3.00		668,639	7,350	4.40
Total interest-bearing liabilities	3,806,270	16,097	1.69		3,765,583	19,704	2.09
Non interest-bearing deposits	132,569				106,175
Other liabilities	34,802				25,743
Total liabilities	3,973,641				3,897,501
Equity	424,880				398,369
Total liabilities and equity	$4,398,521				$4,295,870

Net interest income / net interest rate spread		$38,287	3.54%			$36,795	3.45%

Net interest-earning assets / net interest margin	$349,733		3.68%		$314,881		3.61%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	X			1.08	X

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.7 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively.

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the six months ended June 30,
	2012				2011
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,908,422	85,738	5.90%		$2,936,827	89,244	6.08%
Other loans, net (1)	290,589	6,945	4.78		297,869	7,567	5.08
Total loans, net	3,199,011	92,683	5.79		3,234,696	96,811	5.99
Mortgage-backed securities	710,082	13,887	3.91		739,744	15,704	4.25
Other securities	162,651	2,201	2.71		59,350	956	3.22
Total securities	872,733	16,088	3.69		799,094	16,660	4.17
Interest-earning deposits and federal funds sold	37,392	28	0.15		59,392	54	0.18
Total interest-earning assets	4,109,136	108,799	5.30		4,093,182	113,525	5.55
Other assets	238,787				215,170
Total assets	$4,347,923				$4,308,352

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$334,816	396	0.24		$376,547	1,172	0.62
NOW accounts	1,008,010	3,239	0.64		817,823	3,500	0.86
Money market accounts	188,521	265	0.28		332,310	809	0.49
Certificate of deposit accounts	1,460,146	17,217	2.36		1,540,835	19,183	2.49
Total due to depositors	2,991,493	21,117	1.41		3,067,515	24,664	1.61
Mortgagors' escrow accounts	43,934	18	0.08		41,804	24	0.11
Total deposits	3,035,427	21,135	1.39		3,109,319	24,688	1.59
Borrowed funds	733,331	12,032	3.28		676,293	14,887	4.40
Total interest-bearing liabilities	3,768,758	33,167	1.76		3,785,612	39,575	2.09
Non interest-bearing deposits	122,529				102,663
Other liabilities	33,455				26,141
Total liabilities	3,924,742				3,914,416
Equity	422,181				393,936
Total liabilities and equity	$4,346,923				$4,308,352

Net interest income / net interest rate spread		$75,632	3.54%			$73,950	3.46%

Net interest-earning assets / net interest margin	$340,378		3.68%		$307,570		3.61%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	X			1.08	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $1.3 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

	For the six months ended June 30,
(In thousands)	2012	2011

Mortgage Loans

At beginning of period	$2,939,012	$2,966,890

Mortgage loans originated:
Multi-family residential	141,753	100,480
Commercial real estate	19,813	3,012
One-to-four family – mixed-use property	10,481	12,645
One-to-four family – residential	10,694	7,209
Co-operative apartments	1,626	-
Construction	570	1,203
Total mortgage loans originated	184,937	124,549

Less:
Principal and other reductions	178,147	147,169
Sales	15,709	7,626

At end of period	$2,930,093	$2,936,644

Commercial Business and Other Loans

At beginning of period	$274,981	$292,936

Other loans originated:
Small business administration	333	2,838
Taxi Medallion	8	11,779
Commercial business	91,805	21,841
Other	1,796	1,876
Total other loans originated	93,942	38,334

Other loans purchased:
Taxi Medallion	3,456	14,455
Total other loans purchased	3,456	14,455

Less:
Principal and other reductions	79,509	62,775
Sales and loans transferred to available for sale	1,379	4,005

At end of period	$291,491	$278,945

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS

Management continues to adhere to the Savings Bank’s conservative underwriting standards. The Savings Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Savings Bank representative. The Savings Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Savings Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Savings Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Savings Bank. This restructure may include making concessions to the borrower that the Savings Bank would not make in the normal course of business, such as reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Savings Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. The Savings Bank classifies these loans as Troubled Debt Restructured (“TDR”). Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2012	2012	2011
Accrual Status:
Multi-family residential	$2,348	$2,356	$9,412
Commercial real estate	1,898	2,404	2,413
One-to-four family - mixed-use property	1,080	1,084	795
Construction loans	3,874	5,008	5,584
Commercial business and other	2,000	2,000	2,000

Total	11,200	12,852	20,204

Non-accrual status:
Commercial real estate	5,287	1,388	-
One-to-four family - mixed-use property	1,275	170	-
Total	6,562	1,558	-

Total performing troubled debt restructured	$17,762	$14,410	$20,204

During the six months ended June 30, 2012, four TDR totaling $7.2 million were transferred to non-accrual and seven loans totaling $6.9 million were restructured as TDR.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	June 30,	March 31,	December 31,
(In thousands)	2012	2012	2011
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$-	$6,287
Commercial real estate	-	-	92
Construction loans	-	108	-
Total	-	108	6,379

Non-accrual loans:
Multi-family residential	27,972	25,986	19,946
Commercial real estate	19,585	24,876	19,895
One-to-four family - mixed-use property	20,437	23,475	28,429
One-to-four family - residential	12,450	12,337	12,766
Co-operative apartments	109	110	152
Construction loans	9,845	11,944	14,721
Small business administration	392	592	493
Commercial business and other	21,403	20,478	14,660
Total	112,193	119,798	111,062

Total non-performing loans	112,193	119,906	117,441

Other non-performing assets:
Real estate acquired through foreclosure	2,094	3,604	3,179
Investment securities	2,761	3,035	2,562
Total	4,855	6,639	5,741

Total non-performing assets	$117,048	$126,545	$123,182

Included in non-accrual loans were nine loans totaling $20.9 million, nine loans totaling $23.2 million and six loans totaling $17.1 million which were restructured as TDR which were not performing in accordance with their restructured terms at June 30, 2012, March 31, 2012 and December 31, 2011, respectively.

The Bank’s non-performing assets totaled $117.0 million at June 30, 2012, a decrease of $9.5 million from $126.5 million at March 31, 2012 and a decrease of $6.1 million from $123.2 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 2.64% at June 30, 2012 compared to 2.90% at March 31, 2012 and 2.87% at December 31, 2011. The ratio of allowance for loan losses to total non-performing loans was 27.5% at June 30, 2012 compared to 25.5% at March 31, 2012 and 25.8% at December 31, 2011.

The Bank’s non-performing assets totaled $112.2 million at June 30, 2012, a decrease of $7.7 million from $119.9 million at March 31, 2012 and a decrease of $5.2 million from $117.4 million at December 31, 2011. During the three months ended June 30, 2012, 38 loans totaling $12.2 million, (net of $0.2 million in charge-offs), were added to non-performing loans, 13 loans totaling $7.0 million were returned to performing status, eight loans totaling $1.4 million were paid in full, 14 loans totaling $6.2 million were sold, two loans totaling $0.3 million were transferred to other real estate owned, and charge-offs of $4.7 million were recorded on non-performing loans that were non-performing at the beginning of the second quarter of 2012.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At June 30, 2012, these investment securities had a combined amortized cost and market value of $8.3 million and $2.8 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	June 30, 2012		December 31, 2011
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$1,921	$21,720	$6,341	$20,083
Commercial real estate	862	11,371	1,797	10,712
One-to-four family - mixed-use property	4,873	17,802	3,027	20,480
One-to-four family - residential	1,459	2,905	1,769	4,699
Co-operative apartments	-	-	-	-
Construction loans	-	2,462	-	5,065
Small Business Administration	-	1,032	-	16
Taxi medallion	-	-		71
Commercial business and other	2,160	67	966	1,056
Total delinquent loans	$11,275	$57,359	$13,900	$62,182

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $268.5 million at June 30, 2012, a decrease of $36.7 million from $305.1 million at December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at June 30, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$13,793	$37,193	$-	$-	$50,986
Commercial real estate	14,191	31,383	-	-	45,574
One-to-four family - mixed-use property	13,167	30,832	-	-	43,999
One-to-four family - residential	4,197	14,932	-	-	19,129
Co-operative apartments	-	312	-	-	312
Construction loans	9,135	15,472	-	-	24,607
Small Business Administration	213	356	247	-	816
Commercial business and other	3,731	24,440	1,169	-	29,340
Total loans	58,427	154,920	1,416	-	214,763

Investment Securities: (1)
Pooled trust preferred securities	-	15,579	-	-	15,579
Private issue CMO	-	36,024	-	-	36,024
Total investment securities	-	51,603	-	-	51,603

Other Real Estate Owned	-	2,094	-	-	2,094
Total	$58,427	$208,617	$1,416	$-	$268,460

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	66,943	177,391	1,383	-	245,717

Investment Securities: (1)
Pooled trust preferred securities	-	15,344	-	-	15,344
Private issue CMO	-	40,905	-	-	40,905
Total investment securities	-	56,249	-	-	56,249

Other Real Estate Owned	-	3,179	-	-	3,179
Total	$66,943	$236,819	$1,383	$-	$305,145

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $39.5 million and $41.1 million at June 30, 2012 and December 31, 2011, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at June 30, 2012 and December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

On a quarterly basis, all collateral dependent loans that are designated as Special Mention, Substandard or Doubtful are internally reviewed for impairment, based on updated cash flows for income producing properties or updated independent appraisals.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off to the allowance for loan losses.

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of 19 investment securities that are held at the Savings Bank as Substandard at June 30, 2012. Our classified investment securities at June 30, 2012 held by the Savings Bank include 15 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at June 30, 2012 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through June 30, 2012, two of the pooled trust preferred securities and eight private issue CMOs are not paying principal and interest as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual and classified loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We incurred total net charge-offs of $4.7 million and $3.1 million during the three months ended June 30, 2012 and 2011, respectively, and $10.4 million and $8.3 million during the six months ended June 30, 2012 and 2011, respectively. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an elevated level of non-performing loans, which totaled $112.2 million at June 30, 2012 and $117.4 million at December 31, 2011. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At June 30, 2012, the average outstanding principal balance of our non-performing loans was 61.1% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. A provision for loan losses of $11.0 million and $10.0 million was recorded for the six months ended June 30, 2012 and 2011, respectively.

We review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed based on updated cash flows for income producing properties and, at times, an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off. We do not allocate additional reserves to loans which have been written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR which are performing in accordance with their modified terms are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized loans based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $1.2 million and $4.2 million at June 30, 2012 and December 31, 2011, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. The historical loss period used for this allocation was three years. Management also prepared an additional analysis to ensure that the remaining unallocated portion of the allowance for possible loan losses is sufficient to cover losses inherent in the loan portfolio. This analysis considered: (1) the current economic environment, (2) delinquency and non-accrual trends, (3) classified loan trends, (4) the risk inherent in our loan portfolio and volume and trends of loan types, (5) recent trends in charge-offs, (6) changes in underwriting standards, (7) the experience, ability and depth of our lenders, and (8) collection policies and experience. Based on these reviews, management concluded the general portion of the allowance should be $29.7 million and $26.1 million at June 30, 2012 and December 31, 2011, respectively, resulting in a total allowance of $30.9 million and $30.3 million at June 30, 2012 and December 31, 2011, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at June 30, 2012, the allowance was sufficient to absorb losses inherent in our loan portfolio.

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	For the six months ended June 30,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$30,344	$27,699

Provision for loan losses	11,000	10,000

Charge-offs:
Multi-family residential	(2,162)	(1,817)
Commercial real estate	(2,222)	(2,522)
One-to-four family – mixed-use property	(2,329)	(588)
One-to-four family – residential	(898)	(1,991)
Co-operative apartments	(43)	-
Construction	(2,441)	(703)
Small Business Administration	(265)	(488)
Commercial business and other	(523)	(450)
Total charge-offs	(10,883)	(8,559)

Recoveries:
Multi-family residential	80	21
Commercial real estate	125	-
One-to-four family – mixed-use property	79	108
One-to-four family – residential	29	63
Small Business Administration	23	17
Commercial business and other	102	9
Total recoveries	438	218

Net charge-offs	(10,445)	(8,341)

Balance at end of period	$30,899	$29,358

Ratio of net charge-offs during the period to average loans outstanding during the period	0.65%	0.52%
Ratio of allowance for loan losses to gross loans at end of period	0.96%	0.91%
Ratio of allowance for loan losses to non-performing assets at end of period	26.40%	25.41%
Ratio of allowance for loan losses to non-performing loans at end of period	27.54%	26.68%

RECENT PROPOSED CHANGES TO REGULATORY CAPITAL RULES

During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking ("NPRs") that would revise and replace the agencies' current capital rules. The NPRs include numerous revisions to the existing capital regulations, including, but not limited to, the following:

•	Revises the definition of regulatory capital components and related calculations.

•	Adds a new common equity tier 1 capital ratio.

•	Increases the minimum tier 1 capital ratio requirement from four percent to six percent.

•	Incorporates the revised regulatory capital requirements into the Prompt Corrective Action framework.

•
Implements a new capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity tier 1 capital in addition to those needed to meet its minimum risk-based capital requirements.

•
Provides a transition period for several aspects of the proposed rule, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

•	Revises risk weights for residential mortgages based on loan-to-value ratios and certain product and underwriting features.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments.

•	Removes references to credit ratings consistent with Section 939A of the Dodd-Frank Act.

•	Establishes due diligence requirements for securitization exposures.

The proposed NPRs will result in the Company, in addition to the Banks, becoming subject to capital requirements. Based on our preliminary assessment of the NPRs, we believe we will see an increase in our total risk-weighted assets. However, the Company and the Banks, based on our preliminary assessment, would meet the requirements of the NPRs and will continue to be considered well-capitalized.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the qualitative and quantitative disclosures about market risk, see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk."

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2012:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
April 1 to April 30, 2012	-	$-	-	640,762
May 1 to May 31, 2012	-	-	-	640,762
June 1 to June 30, 2012	33,700	13.01	33,700	607,062
Total	33,700	$13.01	33,700

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the three months ended June 30, 2012, the Company repurchased 33,700 shares of the Company’s common stock at an average cost of $13.01 per share.  At June 30, 2012, 640,762 shares remain to be repurchased under the current stock repurchase program.    Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

PART II – OTHER INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES

ITEM 6.     EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	By-Laws of Flushing Financial Corporation (1)
4.1
Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)

4.2
Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
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
(7) Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flushing Financial Corporation,

Dated: August 9, 2012                                                                         By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: August 9, 2012                                                                         By: /s/David W. Fry
David W. Fry
Executive Vice President, Treasurer and
Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	By-Laws of Flushing Financial Corporation (1)
4.1
Rights Agreement, dated as of September 8, 2006, between Flushing Financial Corporation and Computershare Trust Company N.A., as Rights Agent, which includes the form of Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock as Exhibit A, form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (5)

4.2
Flushing Financial Corporation has outstanding certain long-term debt. None of such debt exceeds ten percent of Flushing Financial Corporation's total assets; therefore, copies of constituent instruments defining the rights of the holders of such debt are not included as exhibits. Copies of instruments with respect to such long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
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
(7) Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.