Form 10-Q
period 2012-09-30
FLUSHING FINANCIAL CORP
filed 2012-11-09
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2012 was 30,896,467.

i

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1. Financial Statements

(Dollars in thousands, except per share data)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$36,098	$55,721
Securities available for sale:
Mortgage-backed securities ($28,365 and $37,787 at fair value pursuant to the fair value option at September 30, 2012 and December 31, 2011, respectively)	728,537	747,288
Other securities ($29,226 and $30,942 at fair value pursuant to the fair value option at September 30, 2012 and December 31, 2011 respectively)	232,959	65,242
Loans held for sale	8,780	-
Loans:
Multi-family residential	1,482,765	1,391,221
Commercial real estate	527,337	580,783
One-to-four family ― mixed-use property	653,151	693,932
One-to-four family ― residential	202,291	220,431
Co-operative apartments	6,632	5,505
Construction	16,319	47,140
Small Business Administration	10,764	14,039
Taxi medallion	13,103	54,328
Commercial business and other	260,998	206,614
Net unamortized premiums and unearned loan fees	13,288	14,888
Allowance for loan losses	(30,687)	(30,344)
Net loans	3,155,961	3,198,537
Interest and dividends receivable	18,235	17,965
Bank premises and equipment, net	22,894	24,417
Federal Home Loan Bank of New York stock	35,002	30,245
Bank owned life insurance	85,541	83,454
Goodwill	16,127	16,127
Core deposit intangible	586	937
Other assets	39,730	48,016
Total assets	$4,380,450	$4,287,949

LIABILITIES
Due to depositors:
Non-interest bearing	$148,838	$118,507
Interest-bearing:
Certificate of deposit accounts	1,482,255	1,529,110
Savings accounts	297,224	349,630
Money market accounts	158,857	200,183
NOW accounts	986,996	919,029
Total interest-bearing deposits	2,925,332	2,997,952
Mortgagors' escrow deposits	35,865	29,786
Borrowed funds ($23,709 and $26,311 at fair value pursuant to the fair value option at September 30, 2012 and December 31, 2011, respectively)	599,606	499,839
Securities sold under agreements to repurchase	185,300	185,300
Other liabilities	44,111	39,654
Total liabilities	3,939,052	3,871,038

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at September 30, 2012 and December 31, 2011; 30,904,130 shares and 30,904,177 shares outstanding at September 30, 2012 and December 31, 2011, respectively)	315	315
Additional paid-in capital	198,328	195,628
Treasury stock, at average cost (626,465 shares and 626,418 shares at September 30, 2012 and December 31, 2011, respectively)	(7,794)	(7,355)
Retained earnings	236,622	223,510
Accumulated other comprehensive income, net of taxes	13,927	4,813
Total stockholders' equity	441,398	416,911

Total liabilities and stockholders' equity	$4,380,450	$4,287,949

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30 ,
(Dollars in thousands, except per share data)	2012	2011	2012	2011

Interest and dividend income
Interest and fees on loans	$44,857	$47,767	$137,540	$144,578
Interest and dividends on securities:
Interest	8,120	8,325	23,796	24,581
Dividends	191	202	603	606
Other interest income	25	35	53	89
Total interest and dividend income	53,193	56,329	161,992	169,854

Interest expense
Deposits	10,097	12,266	31,232	36,954
Other interest expense	5,513	6,962	17,545	21,849
Total interest expense	15,610	19,228	48,777	58,803

Net interest income	37,583	37,101	113,215	111,051
Provision for loan losses	5,000	5,000	16,000	15,000
Net interest income after provision for loan losses	32,583	32,101	97,215	96,051

Non-interest income
Other-than-temporary impairment ("OTTI") charge	-	(4,816)	(4,102)	(8,999)
Less: Non-credit portion of OTTI charge recorded in Other Comprehensive Income, before taxes	-	4,164	3,326	7,421
Net OTTI charge recognized in earnings	-	(652)	(776)	(1,578)
Loan fee income	731	538	1,831	1,487
Banking services fee income	411	430	1,275	1,279
Net gain on sale of loans	52	493	91	493
Net gain from sale of securities	96	-	96	-
Net gain (loss) from fair value adjustments	825	2,085	(185)	1,265
Federal Home Loan Bank of New York stock dividends	390	338	1,113	1,180
Bank owned life insurance	703	705	2,088	2,067
Other income	305	358	966	1,108
Total non-interest income	3,513	4,295	6,499	7,301

Non-interest expense
Salaries and employee benefits	10,725	9,715	32,223	29,424
Occupancy and equipment	2,019	1,971	5,867	5,712
Professional services	1,546	1,697	4,821	4,933
FDIC deposit insurance	1,064	1,030	3,168	3,409
Data processing	1,016	1,139	3,043	3,325
Depreciation and amortization	810	792	2,429	2,337
Other real estate owned/foreclosure expense	887	770	2,194	1,638
Other operating expenses	2,676	2,376	8,773	7,592
Total non-interest expense	20,743	19,490	62,518	58,370

Income before income taxes	15,353	16,906	41,196	44,982

Provision for income taxes
Federal	4,543	5,099	12,403	13,575
State and local	1,445	1,657	3,662	4,230
Total taxes	5,988	6,756	16,065	17,805

Net income	$9,365	$10,150	$25,131	$27,177

Basic earnings per common share	$0.31	$0.33	$0.83	$0.89
Diluted earnings per common share	$0.31	$0.33	$0.82	$0.88
Dividends per common share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011

Comprehensive Income
Net income	$9,365	$10,150	$25,131	$27,177
Amortization of actuarial losses	149	77	447	233
Amortization of prior service credits	(6)	(6)	(19)	(19)
OTTI charges included in income	-	367	437	885
Reclassification adjustment for gains included in income	(54)	-	(54)	-
Unrealized gains (losses) on securities, net	5,034	10,694	8,303	11,137
Comprehensive income	$14,488	$21,282	$34,245	$39,413

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,131	$27,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,000	15,000
Depreciation and amortization of bank premises and equipment	2,429	2,337
Net gain on sale of loans	(91)	(493)
Net gain on sale of securities	(96)	-
Amortization of premium, net of accretion of discount	4,893	4,167
Net loss (gain) from fair value adjustments	185	(1,265)
OTTI charge recognized in earnings	776	1,578
Income from bank owned life insurance	(2,088)	(2,067)
Stock-based compensation expense	2,864	2,101
Deferred compensation	(169)	395
Amortization of core deposit intangibles	351	351
Excess tax benefit from stock-based payment arrangements	(111)	(260)
Deferred income tax provision	(600)	(335)
Decrease in prepaid FDIC assessment	2,941	3,123
Increase (decrease) in other liabilities	2,057	(4,928)
Decrease in other assets	1,964	757
Net cash provided by operating activities	56,444	47,638

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(906)	(2,489)
Net (purchase) redemption of Federal Home Loan Bank of New York shares	(4,757)	779
Purchases of securities available for sale	(264,508)	(121,570)
Proceeds from sales and call of securities available for sale	6,856	8,000
Proceeds from maturities and prepayments of securities available for sale	121,215	103,495
Net (originations) and repayments of loans	(15,482)	19,553
Purchases of loans	(3,456)	(14,455)
Proceeds from sale of real estate owned	1,261	842
Proceeds from sale of delinquent loans	30,092	16,617
Net cash used in investing activities	(126,685)	10,772

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	30,331	14,977
Net decrease in interest-bearing deposits	(73,417)	(62,329)
Net increase in mortgagors' escrow deposits	6,079	5,939
Net proceeds from short-term borrowed funds	19,000	-
Proceeds from long-term borrowings	162,518	245,447
Repayment of long-term borrowings	(80,000)	(245,149)
Purchases of treasury stock	(2,955)	(4,508)
Excess tax benefit from stock-based payment arrangements	111	260
Proceeds from issuance of common stock upon exercise of stock options	836	2,039
Cash dividends paid	(11,885)	(11,973)
Net cash provided by (used in) financing activities	50,618	(55,297)

Net decrease in cash and cash equivalents	(19,623)	3,113
Cash and cash equivalents, beginning of period	55,721	47,789
Cash and cash equivalents, end of period	$36,098	$50,902

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$48,365	$58,427
Income taxes paid	15,520	19,334
Taxes paid if excess tax benefits were not tax deductible	15,631	19,594
Non-cash activities:
Securities purchased, not yet settled	-	1,000
Loans transferred to real estate owned	3,541	4,750
Loans provided for the sale of real estate owned	1,646	1,345
Loans held for investment transferred to held for sale	8,780	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the nine months ended September 30,
(Dollars in thousands, except per share data)	2012	2011

Common Stock
Balance, beginning of period	$315	$313
Issuance upon exercise of stock options (155,061 common shares for the nine months ended September 30, 2011)	-	1
Shares issued upon vesting of restricted stock unit awards (119,600 commons shares for the nine months ended September 30, 2011)	-	1
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$195,628	$189,348
Award of common shares released from Employee Benefit Trust (154,543 and 140,298 common shares for the nine months ended September 30, 2012 and 2011, respectively)	1,442	1,505
Shares issued upon vesting of restricted stock unit awards (113,272 and 119,800 common shares for the nine months ended September 30, 2012 and 2011, respectively)	317	1,668
Issuance upon exercise of stock options (154,543 and 155,061 common shares for the nine months ended September 30, 2012 and 2011, respectively)	160	1,825
Stock-based compensation activity, net	670	532
Stock-based income tax benefit	111	260
Balance, end of period	$198,328	$195,138
Treasury Stock
Balance, beginning of period	$(7,355)	$-
Purchases of shares outstanding(181,000 and 362,050 common shares for the nine months ended September 30, 2012 and 2011, respectively)	(2,444)	(4,132)
Shares issued upon vesting of restricted stock unit awards (142,222 and 200 common shares for the nine months ended September 30, 2012 and 2011, respectively)	1,686	3
Issuance upon exercise of stock options (138,025 and 23,129 common shares for the nine months ended September 30, 2012 and 2011, respectively)	1,665	324
Purchases of shares to fund options exercised (60,571 and 3,794 common shares for the nine months ended September 30, 2012 and 2011, respectively)	(835)	(54)
Repurchase of shares to satisfy tax obligations (38,723 and 27,441 common shares for the nine months ended September 30, 2012 and 2011, respectively)	(511)	(376)
Balance, end of period	$(7,794)	$(4,235)
Retained Earnings
Balance, beginning of period	$223,510	$204,128
Net income	25,131	27,177
Cash dividends declared and paid on common shares ($0.39 per common share for the nine months ended September 30, 2012 and 2011)	(11,885)	(11,973)
Issuance upon exercise of stock options (10,480 and 23,129 common shares for the nine months ended September 30, 2012 and 2011, respectively)	(37)	(50)
Shares issued upon vesting of restricted stock unit awards (28,950 common shares for the nine months ended September 30, 2012)	(97)	-
Balance, end of period	$236,622	$219,282
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$4,813	$(3,744)
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($6,401) and ($8,707) for the nine months ended September 30, 2012 and 2011, respectively	8,303	11,137
Amortization of actuarial losses, net of taxes of approximately ($347) and ($183) for the nine months ended September 30, 2012 and 2011, respectively	447	233
Amortization of prior service credits, net of taxes of approximately $15 for nine months ended September 30, 2012 and 2011	(19)	(19)
OTTI charges included in income, net of taxes of approximately ($339) and ($693) for the nine months ended September 30, 2012 and 2011, respectively	437	885
Reclassification adjustment for gains included in net income, net of taxes of approximately $42 for the nine months ended September 30, 2012	(54)	-
Balance, end of period	$13,927	$8,492

Total Stockholders' Equity	$441,398	$418,992

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income, as reported	$9,365	$10,150	$25,131	$27,177
Divided by:
Weighted average common shares outstanding	30,432	30,679	30,434	30,707
Weighted average common stock equivalents	30	14	30	37
Total weighted average common shares outstanding and common stock equivalents	30,462	30,693	30,464	30,744

Basic earnings per common share	$0.31	$0.33	$0.83	$0.89
Diluted earnings per common share (1) (2)	$0.31	$0.33	$0.82	$0.88
Dividend payout ratio	41.9%	39.4%	47.0%	43.8%

(1)
For the three months ended September 30, 2012, options to purchase 557,140 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the three months ended September 30, 2011, options to purchase 869,200 shares at an average exercise price of $15.99 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

(2)
For the nine months ended September 30, 2012, options to purchase 557,140 shares at an average exercise price of $17.62 were not included in the computation of diluted earnings per common share since they were anti-dilutive.   For the nine months ended September 30, 2011, options to purchase 721,240 shares at an average exercise price of $16.71 were not included in the computation of diluted earnings per common share since they were anti-dilutive.

4. Debt and Equity Securities

The Company’s investments are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three and nine month periods ended September 30, 2012 and 2011. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2012:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$31,578	$31,799	$221	$-
Corporate	83,117	86,726	3,609	-
Municipals	73,594	75,067	1,556	83
Mutual funds	21,856	21,856	-	-
Other	22,432	17,511	14	4,935
Total other securities	232,577	232,959	5,400	5,018
REMIC and CMO	449,921	470,910	25,303	4,314
GNMA	48,653	53,081	4,428	-
FNMA	169,359	178,903	9,544	-
FHLMC	24,802	25,643	841	-
Total mortgage-backed securities	692,735	728,537	40,116	4,314
Total securities available for sale	$925,312	$961,496	$45,516	$9,332

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $15.8 million and $16.3 million, respectively, at September 30, 2012.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2012:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipals	$9,825	$83	$9,825	$83	$-	$-
Other	4,627	4,935	-	-	4,627	4,935
Total other securities	14,452	5,018	9,825	83	4,627	4,935

REMIC and CMO	37,964	4,314	11,862	94	26,102	4,220

Total	$52,416	$9,332	$21,687	$177	$30,729	$9,155

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

The Company reviewed each investment that had an unrealized loss at September 30, 2012. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

Municipals:
The unrealized losses in Municipal securities at September 30, 2012, consist of losses on four municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Other Securities:
The unrealized losses in Other Securities at September 30, 2012, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

There was one performing issuer in our pooled trust preferred securities which had a Texas Ratio in excess of 50.00%.  We estimated 25% of the related cash flows of this issuer would not be realized. We concluded that issuers with a Texas Ratio below 50.00% are considered healthy and with minimal risk of default. We assigned a zero default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery and issuers that have defaulted will have no recovery.

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) two issuers totaling $21.5 million will prepay in five years and two issuers totaling $18.7 million will prepay at their next quarterly payment date; (2) senior classes will not call the debt on their portions; and (3) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security. For each issuer that we assumed a 25% shortfall in the cash flows, the cash flow analysis eliminates 25% of the cash flow for each issuer effective immediately.

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

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at September 30, 2012, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2012. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults (1)
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$277	$-	None	None	BB-
Single issuer	n/a	1	500	514	-	None	None	B+
Pooled issuer	B1	18	5,617	2,400	2,196	24.8%	0.4%	C
Pooled issuer	C1	18	3,645	1,950	1,542	22.6%	0.0%	C
Total			$10,062	$5,141	$3,738

(1)	Represents deferrals/defaults as a percentage of the original security and expected deferrals/defaults as a percentage of performing issuers.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at September 30, 2012 consist of one issue from the Federal Home Loan Mortgage Corporation (“FHLMC”), one issue from the Federal National Mortgage Association (“FNMA”), one issue from the Government National Mortgage Association (“GNMA”), and six private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC, FNMA and GNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses on the six REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, two of these securities are performing according to their terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $0.9 million for the nine months ended September 30, 2012.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the nine months ended September 30, 2012 on five private issue CMOs of $4.1 million before tax, of which $0.8 million was charged against earnings in the Consolidated Statements of Income and $3.3 million before tax ($1.9 million after-tax) was recorded in AOCI. There was no OTTI charge recorded against earnings in the Consolidated Statements of Income during the three months ended September 30, 2012.

The portion of the above mentioned OTTI, recorded during the nine months ended September 30, 2012, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 11%-18%; (2) projected loss severity of 40%-50%; (3) assumed default rates of 6%-10% for the first 12 months, 2%-7% for the next 12 months, 2%-8% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 6%-20%.

It is not anticipated at this time that the one private issue CMO, for which an OTTI charge during the nine months ended September 30, 2012 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment.  This security was performing according to their terms and in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security.  Therefore, the Company did not consider the security to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company held 15 private issue CMOs which had a current credit rating of at least one rating below investment grade. Five of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining 10 private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at September 30, 2012:

				Cumulative
				OTTI			Current								Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:							FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	TX	MD	Score
	(Dollars in thousands)

1	$10,322	$8,419	$11,470	$3,470	2006	05/25/36	D	42%			16%				719
2	4,554	4,001	4,797	727	2006	08/19/36	D	54%							735
3	4,783	4,191	5,318	1,107	2006	08/25/36	D	36%	15%						714
4	3,588	3,365	4,161	780	2006	08/25/36	D	40%	14%		13%		11%		724
5	2,777	2,722	3,087	249	2006	03/25/36	CC	37%							726
6	1,245	1,265	1,252	-	2005	12/25/35	B-	40%							733
7	4,298	3,404	4,573	222	2006	05/25/36	CC	25%		21%	12%	11%			710
8	427	434	431	-	2006	08/25/36	CCC	28%							737
9	1,000	1,028	1,014	-	2005	11/25/35	B-	41%		15%				14%	727
10	817	820	819	-	2005	11/25/35	CC	47%	10%						738
Total	$33,811	$29,649	$36,922	$6,555

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of September 30, 2012, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Cumulative Credit OTTI Losses

Private issued CMO's (1)	$30,322	$26,102	$4,220	$3,015
Trust preferred securities (1)	9,262	$4,350	4,912	3,738
Total	$39,584	$30,452	$9,132	$6,753

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the nine months ended September 30, 2012
Beginning balance	$6,922

Recognition of actual losses	(945)
OTTI charges due to credit loss recorded in earnings	776
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$6,753

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at September 30, 2012, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$28,389	$28,408
Due after one year through five years	58,782	61,261
Due after five years through ten years	29,840	30,754
Due after ten years	115,566	112,536

Total other securities	232,577	232,959
Mortgage-backed securities	692,735	728,537

Total securities available for sale	$925,312	$961,496

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

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$17,980	$185	$17,980	$185	$-	$-
Municipals	1,997	2	1,997	2	-	-
Other	4,241	5,322	-	-	4,241	5,322
Total other securities	24,218	5,509	19,977	187	4,241	5,322

REMIC and CMO	38,684	9,981	12,560	124	26,124	9,857

Total	$62,902	$15,490	$32,537	$311	$30,365	$15,179

5. Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2012, loans held for sale consists of four non-performing multi-family residential loans totaling $3.0 million and three non-performing commercial business loans totaling $5.8 million. There were no loans held for sale at December 31, 2011.

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan it usually will close in a short period of time, generally within the same quarter.  Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer.

The Company sold delinquent and non-performing loans totaling $33.1 million, net of charge-offs of $4.9 million, during the nine months ended September 30, 2012 and sold delinquent and non-performing loans totaling $16.5 million, net of charge-offs of $2.2 million during the nine months ended September 30, 2011.  There were no net gains from the sale of delinquent and non-performing loans during the three months ended September 30, 2012. There was $150,000 in net gains from the sale of delinquent and non-performing loans during the three months ended September 30, 2011. There were net gains from the sale of delinquent and non-performing loans totaling $31,000 and $150,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company recognizes a loan as non-performing when the borrower has indicated the inability to bring the loan current, or due to other circumstances which, in the Company’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in the Company’s opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals and/or updated internal evaluations are obtained as soon as practical and before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the loan’s updated fair value. The balance which exceeds fair value is generally charged-off.  Management reviews the allowance for loan losses on a quarterly basis and records as a provision the amount deemed appropriate, after considering current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories and delinquent loans by particular loan categories.

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

As of September 30, 2012, the Company utilized recent third party appraisals of the collateral to measure impairment for $103.7 million, or 75.0%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $34.6 million, or 25.0%, of collateral dependent impaired loans.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed that the restructure will allow borrowers to become current and remain current on their loans. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as Troubled Debt Restructured (“TDR”) when the Savings Bank grants a concession to a borrower who is experiencing financial difficulties.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At September 30, 2012, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR for the three months ended September 30, 2012 and 2011:

	For the thee months ended September 30, 2012			For the thee months ended September 30, 2011
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

One-to-four family - residential	1	$400	Received a below market interest rate	-	$-
Commercial business and other	2	1,900	Received a below market interest rate and the loan amortization was extended	-	-
Total	3	$2,300		-	$-

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows loans modified and classified as TDR for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Multi-family residential	-	$-		6	$1,800	Received a below market interest rate and the loan amortization was extended
Commercial real estate	3	5,300	Received a below market interest rate and the loan amortization was extended	1	2,000	Received a below market interest rate
One-to-four family - mixed-use property	3	1,200	Received a below market interest rate	2	500	Received a below market interest rate and loan amortization term extended
One-to-four family - residential	1	400	Received a below market interest rate
Construction loans				2	24,200	Received a below market interest rate
Commercial business and other	2	1,900	Received a below market interest rate and the loan amortization was extended	-	-
Total	9	$8,800		11	$28,500

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	8	$2,340	11	$9,412
Commercial real estate	5	8,517	2	2,499
One-to-four family - mixed-use property	7	2,350	3	795
One-to-four family - residential	1	376
Construction	1	3,805	1	5,888
Commercial business and other	2	2,553	1	2,000
Total performing troubled debt restructured	24	$19,941	18	$20,594

The following table shows loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	2	$323	-	$-
Commercial real estate	2	3,163	2	4,340
One-to-four family - mixed-use property	2	815	3	1,193
Construction	1	9,455	1	11,673
Total troubled debt restructurings that subsequently defaulted	7	$13,756	6	$17,206

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2012, there were no loans which were modified and classified as TDR within the previous 12 months, that were reclassified to non-accrual status as it was no longer performing in accordance with its modified terms. During the three months ended September 30, 2011, one construction loan for $11.5 million, which was modified and classified as TDR within the previous 12 months, was reclassified to non-accrual status as it was no longer performing in accordance with its modified terms.

During the nine months ended September 30, 2012, three multi-family TDR totaling $6.9 million and one commercial TDR  totaling $0.4 million were transferred to non-accrual status as they were no longer performing in accordance with their modified terms. During the nine months ended September 30, 2011, one construction loan for $11.5 million, one commercial loan for $3.3 million and two one-to-four family – mixed-use property loan for $0.7 million which were modified and classified as TDR within the previous 12 months, were reclassified to non-accrual status as they were no longer performing in accordance with their modified terms.

The following table shows our non-performing loans, including Loans held for sale, at the periods indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$6,287
Commercial real estate	540	92
Commercial Business and other	748	-
Total	1,288	6,379

Non-accrual mortgage loans:
Multi-family residential	18,242	19,946
Commercial real estate	18,051	19,895
One-to-four family - mixed-use property	20,250	28,429
One-to-four family - residential	13,068	12,766
Co-operative apartments	234	152
Construction	9,787	14,721
Total	79,632	95,909

Non-accrual non-mortgage loans:
Small Business Administration	294	493
Commercial business and other	19,589	14,660
Total	19,883	15,153

Total non-accrual loans	99,515	111,062

Total non-performing loans	$100,803	$117,441

The interest foregone on non-accrual loans and loans classified as TDR totaled $1.9 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively, and $5.5 million and $6.3 million for the nine months ended September 30, 2012 and 2011, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans, including Loans held for sale, at September 30, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$17,253	$4,522	$16,739	$38,514	$1,447,135	$1,485,649
Commercial real estate	10,798	2,065	18,051	30,914	496,423	527,337
One-to-four family - mixed-use property	19,383	5,575	20,022	44,980	608,171	653,151
One-to-four family - residential	3,751	952	12,851	17,554	184,737	202,291
Co-operative apartments	-	-	234	234	6,398	6,632
Construction loans	2,462	-	9,787	12,249	4,070	16,319
Small Business Administration	-	789	294	1,083	9,681	10,764
Taxi medallion	-	-	-	-	13,103	13,103
Commercial business and other	2	3,979	18,747	22,728	244,166	266,894
Total	$53,649	$17,882	$96,725	$168,256	$3,013,884	$3,182,140

The following table shows an age analysis of our recorded investment in loans at December 31, 2011:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$20,083	$6,341	$26,233	$52,657	$1,338,564	$1,391,221
Commercial real estate	10,804	1,797	19,987	32,588	548,195	580,783
One-to-four family - mixed-use property	20,480	3,027	27,950	51,457	642,475	693,932
One-to-four family - residential	4,699	1,769	12,766	19,234	201,197	220,431
Co-operative apartments	-	-	152	152	5,353	5,505
Construction loans	5,065	-	14,721	19,786	27,354	47,140
Small Business Administration	16	41	452	509	13,530	14,039
Taxi medallion	71	-	-	71	54,257	54,328
Commercial business and other	5,476	966	10,241	16,683	189,931	206,614
Total	$66,694	$13,941	$112,502	$193,137	$3,020,856	$3,213,993

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the nine months ended September 30, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Charge-off's	5,252	2,401	3,401	1,096	62	2,500	324	-	1,488	16,524
Recoveries	89	249	337	29	-	-	59	-	104	867
Provision	6,476	2,819	3,705	1,381	30	1,898	(143)	(31)	(135)	16,000
Ending balance	$12,580	$5,877	$5,955	$1,963	$48	$66	$579	$10	$3,609	$30,687
Ending balance: individually evaluated for impairment	$62	$385	$713	$95	$-	$50	$-	$-	$304	$1,609
Ending balance: collectively evaluated for impairment	$12,518	$5,492	$5,242	$1,868	$48	$16	$579	$10	$3,305	$29,078

Financing Receivables:
Ending balance	$1,482,765	$527,337	$653,151	$202,291	$6,632	$16,319	$10,764	$13,103	$260,998	$3,173,360
Ending balance: individually evaluated for impairment	$23,049	$25,368	$31,208	$15,429	$237	$16,319	$1,404	$-	$25,300	$138,314
Ending balance: collectively evaluated for impairment	$1,459,716	$501,969	$621,943	$186,862	$6,395	$-	$9,360	$13,103	$235,698	$3,035,046

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the nine month period ended September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(In thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$20,152	$23,908	$-	$30,375	$200
Commercial real estate	36,493	41,464	-	47,077	441
One-to-four family mixed-use property	27,025	29,750	-	28,340	416
One-to-four family residential	15,053	18,352	-	14,954	116
Co-operative apartments	237	298	-	153	2
Construction	12,685	15,177	-	16,052	130
Non-mortgage loans:
Small Business Administration	1,404	1,628	-	1,106	9
Taxi Medallion	-	-	-	-
Commercial Business and other	3,656	4,472	-	5,339	29
Total loans with no related allowance recorded	116,705	135,049	-	143,396	1,343

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,897	2,897	62	3,591	134
Commercial real estate	7,795	7,861	385	6,116	308
One-to-four family mixed-use property	4,183	4,183	713	4,741	194
One-to-four family residential	376	376	95	125	15
Co-operative apartments	-	-	-	134	-
Construction	3,805	3,805	50	4,432	105
Non-mortgage loans:
Small Business Administration	-	-	-	-
Taxi Medallion	-	-	-	-
Commercial Business and other	2,553	2,553	304	2,184	88
Total loans with an allowance recorded	21,609	21,675	1,609	21,323	844

Total Impaired Loans:
Total mortgage loans	$130,701	$148,071	$1,305	$156,090	$2,061

Total non-mortgage loans	$7,613	$8,653	$304	$8,629	$126

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

	(In thousands)
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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at September 30, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$15,847	$23,689	$-	$-	$39,536
Commercial real estate	15,228	29,668	-	-	44,896
One-to-four family - mixed-use property	9,879	30,394	-	-	40,273
One-to-four family - residential	2,966	15,430	-	-	18,396
Co-operative apartments	198	237	-	-	435
Construction loans	3,805	12,685	-	-	16,490
Small Business Administration	199	459	244	-	902
Commercial business and other	5,184	23,460	1,169	-	29,813
Total	$53,306	$136,022	$1,413	$-	$190,741

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total	$66,943	$177,391	$1,383	$-	$245,717

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(In thousands)	2012	2011

Balance, beginning of period	$30,344	$27,699
Provision for loan losses	16,000	15,000
Charge-off's	(16,524)	(13,534)
Recoveries	867	438
Balance, end of period	$30,687	$29,603

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Multi-family residential	$3,081	$2,188	$5,163	$3,984
Commercial real estate	55	1,549	2,152	4,071
One-to-four family – mixed-use property	814	808	3,064	1,288
One-to-four family – residential	198	-	1,067	1,928
Co-operative apartments	19	-	62	-
Construction	59	-	2,500	703
Small Business Administration	23	137	265	608
Commercial business and other	963	73	1,384	514
Total net loan charge-offs	$5,212	$4,755	$15,657	$13,096

7. Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the nine months ended September 30,
	2012	2011
	(In thousands)

Balance at beginning of period	$3,179	$1,588
Acquisitions	3,541	4,750
Write-down of carrying value	(285)	(176)
Sales	(2,775)	(1,912)
Balance at end of period	$3,660	$4,250

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Gross gains	$12	$36	$57	$287
Gross losses	-	-	(189)	(12)
Write-down of carrying value	(82)	(176)	(285)	(176)
Total	$(70)	$(140)	$(417)	$99

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
8. Stock-Based Compensation

For the three months ended September 30, 2012 and 2011, the Company’s net income, as reported, included $0.6 million and $0.4 million, respectively, of stock-based compensation costs and $0.3 million and $0.2 million, respectively, of income tax benefits related to the stock-based compensation plans.  For the nine months ended September 30, 2012 and 2011, the Company’s net income, as reported, included $2.9 million and $2.1 million, respectively, of stock-based compensation costs and $1.1 million and $0.8 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. There were no restricted stock units granted during the three months ended September 30, 2012. During the three months ended September 30, 2011, the Company granted 1,000 restricted stock units.  During the nine months ended September 30, 2012 and 2011, the Company granted 230,675 and 214,095 restricted stock units, respectively. There were no stock options granted during the three and nine month periods ended September 30, 2012 and 2011.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of September 30, 2012, there are 539,027 shares available for full value awards and 49,580 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s full value awards at or for the nine months ended September 30, 2012:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2011	363,589	$13.52
Granted	230,675	13.28
Vested	(201,494)	13.62
Forfeited	(6,809)	13.59
Non-vested at September 30, 2012	385,961	$13.32

Vested but unissued at September 30, 2012	147,176	$13.43

As of September 30, 2012, there was $3.6 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total fair value of awards vested for the three months ended September 30, 2012 and 2011 were $2,000 and $3,000, respectively.  The total fair value of awards vested for the nine months ended September 30, 2012 and 2011 were $2.7 million and $1.7 million, respectively. The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the nine months ended September 30, 2012:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000) *

Outstanding at December 31, 2011	975,640	$15.16
Granted	-	-
Exercised	(138,025)	12.10
Forfeited	(48,200)	12.87
Outstanding at September 30, 2012	789,415	$15.84	3.2	$990
Exercisable shares at September 30, 2012	727,275	$16.22	3.0	$658
Vested but unexercisable shares at September 30, 2012	11,120	$11.59	6.2	$58

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2012, there was $0.1 million of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, intrinsic value related to stock options exercised and the weighted average grant date fair value for options granted during the nine months ended September 30, 2012 are provided in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Proceeds from stock options exercised	$21	$22	$835	$2,039
Fair value of shares received upon exercised of stock options	287	-	835	54
Tax benefit related to stock options exercised	3	1	30	184
Intrinsic value of stock options exercised	56	7	186	426

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

The following table summarizes the Phantom Stock Plan at or for the nine months ended September 30, 2012:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2011	39,255	$12.63
Granted	11,209	13.24
Forfeited	-	-
Distributions	(491)	13.11
Outstanding at September 30, 2012	49,973	$15.80
Vested at September 30, 2012	49,599	$15.80

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $114,000 and $79,000 for the three months ended September 30, 2012 and 2011, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for the three months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense (benefit) for the Phantom Stock Plan of $171,000 and $(110,000), respectively. The total fair value of the distributions from the Phantom Stock Plan during the nine months ended September 30, 2012 and 2011 were $6,000 and $2,000, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9. Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

Employee Pension Plan:
Interest cost	$220	$246	$660	$738
Amortization of unrecognized loss	263	153	789	459
Expected return on plan assets	(310)	(308)	(930)	(924)
Net employee pension expense	$173	$91	$519	$273

Outside Director Pension Plan:
Service cost	$20	$17	$60	$51
Interest cost	28	31	84	93
Amortization of unrecognized gain	(7)	(13)	(21)	(39)
Amortization of past service liability	9	10	27	30
Net outside director pension expense	$50	$45	$150	$135

Other Postretirement Benefit Plans:
Service cost	$100	$78	$300	$234
Interest cost	54	52	162	156
Amortization of unrecognized loss	10	-	30	-
Amortization of past service credit	(21)	(21)	(63)	(63)
Net other postretirement expense	$143	$109	$429	$327

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2011 that it expects to contribute $0.5 million to the Company’s Employee Pension Plan (the “Employee Pension Plan”) and $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other postretirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2012. As of September 30, 2012, the Company has contributed $0.6 million to the Employee Pension Plan, $66,000 to the Outside Director Pension Plan and $50,000 to the Other Postretirement Benefit Plans. As of September 30, 2012, the Company has revised its expected contribution for the Employee Pension Plan to $0.7 million for the year ending December 31, 2012. As of September 30, 2012, the Company has not revised its expected contributions for the Outside Director Pension Plan and the Other Postretirement Benefit Plans for the year ending December 31, 2012.

10. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At September 30, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $57.6 million and $23.7 million, respectively. At December 31, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $68.7 million and $26.3 million, respectively. During the nine months ended September 30, 2012, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the nine months ended September 30, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at September 30,	at December 31,	Three Months Ended		Nine Months Ended
(In thousands)	2012	2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Mortgage-backed securities	$28,365	$37,787	$(14)	$(159)	$(175)	$(554)
Other securities	29,226	30,942	325	(364)	571	(1,133)
Borrowed funds	23,709	26,311	374	3,517	2,279	5,038
Net gain from fair value adjustments (1) (2)			$685	$2,994	$2,675	$3,351

(1)
The net gain from fair value adjustments presented in the above table does not include net gains (losses) of $0.1 million and ($0.9) million for the three months ended September 30, 2012 and 2011, respectively, from the change in the fair value of interest rate caps/swaps.

(2)
The net gain from fair value adjustments presented in the above table does not include net losses of $2.9 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively, from the change in the fair value of interest rate caps/swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at September 30, 2012 and December 31, 2011.  The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at September 30, 2012 and December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At September 30, 2012, Level 2 included mortgage related securities, corporate debt and interest rate caps/swaps. At December 31, 2011, Level 2 included mortgage related securities, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At September 30, 2012 and December 31, 2011, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the nine months ended September 30, 2012
	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$5,632	$26,311
Transfer into Level 3	-	-
Net gain from fair value adjustment of financial assets	104	-
Net gain from fair value adjustment of financial liabilities	-	(2,279)
Decrease in accrued interest	(10)	(323)
Change in unrealized net gains included in other comprehensive income	370	-
Ending balance	$6,096	$23,709

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at September 30, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Assets:
Mortgage-backed Securities	$-	$-	$728,537	$747,288	$-	$-	728,537	747,288
Other securities	-	-	226,863	59,610	6,096	5,632	232,959	65,242
Interest rate caps	-	-	41	356	-	-	41	356

Total assets	$-	$-	$955,441	$807,254	$6,096	$5,632	$961,537	$812,886

Liabilities:
Borrowings		$-		$-	$23,709	$26,311	$23,709	$26,311
Interest rate swaps		-	2,546	-	-	-	2,546	-

Total liabilities	$-	$-	$2,546	$-	$23,709	$26,311	$26,255	$26,311

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at September 30, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a non-recurring basis
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Assets:
Loans held for sale	$-	$-	$-	$-	$8,780	$-	$8,780	$-
Impaired loans	-	-	-	-	58,858	48,555	58,858	48,555
Other Real Estate Owned	-	-	-	-	3,660	3,179	3,660	3,179

Total assets	$-	$-	$-	$-	$71,298	$51,734	$71,298	$51,734

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011.

The estimated fair value of each material class of financial instruments at September 30, 2012 and December 31, 2011 and the related methods and assumptions used to estimate fair value are as follows:

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans held for sale:

The fair value of non-performing loans held for sale is estimated through bids received on the loans and, as such, are classified as (Level 3 input).

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

At September 30, 2012 and December 31, 2011, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at September 30, 2012 and December 31, 2011:

	September 30, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets:

Cash and due from banks	$36,098	$36,098	$36,098	$-	$-	$55,721	$55,721
Mortgage-backed Securities	728,537	728,537	-	728,537	-	747,288	747,288
Other securities	232,959	232,959	-	226,863	6,096	65,242	65,242
Loans held for sale	8,780	8,780	-	-	8,780	-	-
Loans	3,186,648	3,408,588	-	-	3,408,588	3,228,881	3,407,454
FHLB-NY stock	35,002	35,002	-	35,002	-	30,245	30,245
Interest rate caps	41	41	-	41	-	356	356
OREO	3,660	3,660	-	-	3,660	3,179	3,179
Total assets	$4,231,725	$4,453,665	$36,098	$990,443	$3,427,124	$4,130,912	$4,309,485

Liabilities:
Deposits	$3,110,035	3,168,929	$1,627,780	$1,541,149	$-	$3,146,245	$3,211,405
Borrowings	784,906	832,479	-	808,770	23,709	685,139	728,067
Interest rate swaps	2,546	2,546	-	2,546	-	-	-
Total liabilities	$3,897,487	$4,003,954	$1,627,780	$2,352,465	$23,709	$3,831,384	$3,939,472

11. Derivative Financial Instruments

At September 30, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million.

These derivatives are not designated as hedges and have a combined notional amount of $118.0 million at September 30, 2012. Changes in the fair value of these derivatives are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2012:

	September 30, 2012
	Notional		Cumulative Unrealized		Net Gain
	Amount	Purchase Price	Gain	Loss	(loss) Position (1)
	(In thousands)

Interest rate caps	$100,000	$9,035	$-	$8,994	$41
Interest rate swaps	18,000	-	-	2,546	(2,546)
Total derivatives	$118,000	$9,035	$-	$11,540	$(2,505)

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table displays a summary of the terms of the interest rate caps and interest rate swaps currently held by the Company:

	Interest Rate Cap 1	Interest Rate Cap 2	Interest Rate Swap 1	Interest Rate Swap 2	Interest Rate Swap 3
	(Dollars in thousands)
Notional Amount	$50,000	$50,000	$6,000	$6,000	$6,000
Trade Date	August 12, 2009	August 24, 2009	March 19, 2012	March 20, 2012	March 20, 2012
Effective Date	August 14, 2009	August 26, 2009	September 1, 2012	July 30, 2012	June 15, 2012
Fixed Rate Paid By Savings Bank	n/a	n/a	3.18%	3.21%	3.22%
Adjustable rate paid by counterparty	3 month LIBOR	3 month LIBOR	3 month LIBOR	3 month LIBOR	3 month LIBOR
Strike price (3 month LIBOR)	1.47%	1.47%	n/a	n/a	n/a
Maturity Date	August 14, 2014	August 26, 2014	September 1, 2037	July 30, 2037	September 15, 2037

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011

Financial Derivatives:
Interest rate caps	$(52)	$(909)	$(314)	$(2,086)
Interest rate swaps	192	-	(2,546)	-
Net gain (loss)	$140	$(909)	$(2,860)	$(2,086)

12. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the Trusts, which file separate Federal income tax returns, and Flushing Preferred Funding Corporation, which files a separate Federal and New York State income tax return as a real estate investment trust.

Income tax provisions are summarized as follows:

	For the Three months ended September 30,		For the Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Federal:
Current	$4,578	$4,959	$12,807	$13,825
Deferred	(35)	140	(404)	(250)
Total federal tax provision	4,543	5,099	12,403	13,575
State and Local:
Current	1,460	1,564	3,793	4,316
Deferred	(15)	93	(131)	(86)
Total state and local tax provision	1,445	1,657	3,662	4,230

Total income tax provision	$5,988	$6,756	$16,065	$17,805

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.0% and 40.0% for the three months ended September 30, 2012 and 2011, respectively, and 39.0% and 39.6% for the nine months ended September 30, 2012 and 2011, respectively.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(dollars in thousands)	2012		2011		2012		2011

Taxes at federal statutory rate	$5,374	35.0%	$5,917	35.0%	$14,419	35.0%	15,744	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	938	6.1	1,078	6.4	2,380	5.8	2,750	6.1
Other	(324)	(2.1)	(239)	(1.4)	(734)	(1.8)	(689)	(1.5)
Taxes at effective rate	$5,988	39.0%	$6,756	40.0%	$16,065	39.0%	$17,805	39.6%

The Company has recorded a deferred tax asset of $33.8 million at September 30, 2012, which is included in “Other liabilities” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $36.2 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at September 30, 2012.

13. Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income at September 30, 2012 and December 31, 2011 and the changes during the periods are as follows:

	September 30, 2012	Other Comprehensive Income (loss)	December 31, 2011
	(In thousands)
Net unrealized gain on securities available for sale	$20,365	$8,686	$11,679
Net actuarial loss on pension plans and other postretirement benefits	(6,769)	447	(7,216)
Prior service cost on pension plans and other postretirement benefits	331	(19)	350
Accumulated other comprehensive income	$13,927	$9,114	$4,813

14. Regulatory

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

At September 30, 2012, the Savings Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Savings Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Core Capital:
Capital level	$421,146	9.69%
Well capitalized	217,293	5.00
Excess	203,853	4.69

Tier 1 Risk-Based Capital:
Capital level	$421,146	14.38%
Well capitalized	175,693	6.00
Excess	245,453	8.38

Risk-Based Capital:
Capital level	$451,833	15.43%
Well capitalized	292,804	10.00
Excess	159,029	5.43

15. New Authoritative Accounting Pronouncements

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

16. Subsequent Events

On October 29 and 30, 2012, the New York City metropolitan area suffered severe damage from Hurricane Sandy. The Company continues to assess the impact of the storm on the Company's facilities, operations and customers in the affected areas and what impact, if any, the storm could have on the Company's results of operations for the fourth quarter of 2012.

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

On October 11, 2012, the Savings Bank filed an application with the New York State Department of Financial Services (“NYSDFS”) to combine with the Commercial Bank which will have the effect of converting the Savings Bank from a federally-chartered savings bank to a New York State-chartered commercial bank.  Prior to or simultaneously with the combination, Flushing Commercial Bank’s charter will be amended such that the Commercial Bank will become a full-service commercial bank, rather than a limited purpose commercial bank, which it currently is, and its name will be changed to “Flushing Bank.”  The Savings Bank also filed a notice of the proposed combination and charter change with the OCC, and filed an application with respect to the combination with the Federal Deposit Insurance Corporation.  In due course, the Company will be filing an application with the Federal Reserve to change from a savings and loan holding company to a bank holding company under federal banking laws in connection with the transaction.

Subject to receiving the necessary regulatory approvals, the Savings Bank and the Commercial Bank will be combined, and the resulting combined institution will be a full service New York State-chartered commercial bank operating under the name “Flushing Bank,” and the Company will be a bank holding company under the Bank Holding Company Act of 1956, as amended.  After the combination, the NYSDFS, which is currently the primary regulator of the Commercial Bank, will become the primary regulator of the combined bank, Flushing Bank, and the FDIC, which is currently the primary federal regulator of the Commercial Bank, will become the primary federal regulator of Flushing Bank.  The Federal Reserve will remain the Company’s primary federal regulator.  The transaction is expected to be completed in either the fourth quarter of 2012 or the first quarter of 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and business loans and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Credit quality improved during the third quarter of 2012 as we saw reductions in all areas of problem loans. Non-performing loans decreased by $11.4 million, or 10%, to $100.8 million. Loans delinquent over 30 days decreased $12.2 million, or 7%, during the third quarter, and are at their lowest level since the third quarter of 2009. Loans delinquent over 90 days decreased $14.0 million, or 13%, and are at their lowest level since the first quarter of 2010. Classified assets and criticized assets continued their improving trend that began over a year ago, which resulted in a 9% reduction in these categories in the third quarter of 2012, a 20% reduction in the nine months ended September 30, 2012, and a 28% reduction since December 31, 2010.

Our net interest margin for the third quarter of 2012 was 3.62%, an increase of two basis points from 3.60% in the third quarter of 2011, but a decrease of six basis points from 3.68% in the second quarter of 2012.  Excluding prepayment penalty income received on loans and mortgage-backed securities, our net interest margin for the third quarter of 2012 was 3.48%, a decrease of 11 basis points from 3.59% for the second quarter of 2012. While we saw a decrease in our funding costs of four basis points for the quarter, excluding prepayment penalty income, the yield on interest-earning assets decreased 16 basis points. In the current interest rate environment, new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaid.  We also experienced significantly higher than average activity in loans refinancing during the third quarter of 2012, which further reduced the yield on our loan portfolio.  In addition, an increase in the average balance of interest-earning deposits reduced our net interest margin by two basis points.

We recorded a provision for loan losses of $16.0 million during the nine months ended September 30, 2012, which was an increase of $1.0 million from $15.0 million recorded during the nine months ended September 30, 2011.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses.  The regular quarterly analysis is based on management’s evaluation of the risks inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. See “-ALLOWANCE FOR LOAN LOSSES.”

The Savings Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.69%, 14.38% and 15.43%, respectively, at September 30, 2012.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General. Net income for the three months ended September 30, 2012 was $9.4 million, a decrease of $0.8 million, or 7.7%, compared to $10.2 million for the three months ended September 30, 2011.  Diluted earnings per common share were $0.31 for the three months ended September 30, 2012, a decrease of $0.02, or 6.1%, from $0.33 for the three months ended September 30, 2011.  Return on average equity was 8.7% for the three months ended September 30, 2012 compared to 9.9% for the three months ended September 30, 2011. Return on average assets was 0.9% for the three month periods ended September 30, 2012 and 2011.

Interest Income.  Total interest and dividend income decreased $3.1 million, or 5.6%, to $53.2 million for the three months ended September 30, 2012 from $56.3 million for the three months ended September 30, 2011. The decrease in interest income was attributable to a 35 basis point decline in the yield of interest-earning assets to 5.12% for the three months ended September 30, 2012 from 5.47% in the comparable prior year period combined with a $30.4 million decrease in the average balance of total loans to $3,175.3 million for the three months ended September 30, 2012, from $3,205.6 million for the comparable prior year period.  The 35 basis point decline in the yield of interest-earning assets was primarily due to a 31 basis point reduction in the yield of the loan portfolio to 5.65% for the three months ended September 30, 2012 from 5.96% for the three months ended September 30, 2011, combined with a 48 basis point decline in the yield on total securities to 3.59% for the three months ended September 30, 2012 from 4.07% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $88.6 million increase in the average balances of the lower yielding securities portfolio for the three months ended September 30, 2012, as compared to the comparable prior year period. These factors that reduced the yield were partially offset by a $17.6 million decrease in the average balance of lower yielding interest-earning deposits to $56.8 million for the three months ended September 30, 2012 from $74.4 million for the comparable prior year period. The 31 basis point decrease in the yield of the loan portfolio was primarily due to the current interest rate environment, as new loans are added at rates well below the portfolio average yield, and higher yielding loans are prepaid.  In addition, we experienced significantly higher than average activity in loans refinancing during the third quarter of 2012. The yield on the mortgage loan portfolio decreased 12 basis points to 5.73% for the three months ended September 30, 2012 from 5.85% for the three months ended June 30, 2012.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 34 basis points to 5.60% for the three months ended September 30, 2012 from 5.94% for the three months ended September 30, 2011. The 48 basis point decrease in the securities portfolio yield was primarily due to the purchase of new securities at lower yields than the existing portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $3.6 million, or 18.8%, to $15.6 million for the three months ended September 30, 2012 from $19.2 million for the three months ended September 30, 2011. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 38 basis points to 1.65% for the three months ended September 30, 2012 from 2.03% for the comparable prior year period. The 38 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products and a reduction in the cost of borrowed funds. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 22 basis points, 35 basis points, 41 basis points and 19 basis points, respectively, for the three months ended September 30, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 26 basis points to 1.36% for the three months ended September 30, 2012 from 1.62% for the three months ended September 30, 2011. The cost of borrowed funds decreased 101 basis points from the comparable prior year period to 2.82% for the three months ended September 30, 2012. This decrease in the cost of borrowed funds was primarily due to maturing borrowings being replaced at lower rates and new borrowings being obtained at lower rates, and adjustable rate borrowings resetting to a lower rate during the three months ended September 30, 2012.

Net Interest Income.  For the three months ended September 30, 2012, net interest income was $37.6 million, an increase of $0.5 million, or 1.3%, from $37.1 million for the three months ended September 30, 2011. The increase in net interest income was attributable to a three basis point increase in the net-interest spread to 3.47% for the three months ended September 30, 2012 from 3.44% for the three months ended September 30, 2011, combined with an increase of $40.7 million in the average balance of interest-earning assets to $4,157.8 million for the three months ended September 30, 2012 from $4,117.1 million for the comparable prior year period.  The yield on interest-earning assets decreased 35 basis points to 5.12% for the three months ended September 30, 2012 from 5.47% for the three months ended September 30, 2011. However, this was more than offset by a decline in the cost of funds of 38 basis points to 1.65% for the three months ended September 30, 2012 from 2.03% for the comparable prior year period. The net interest margin improved two basis points to 3.62% for the three months ended September 30, 2012 from 3.60% for the three months ended September 30, 2011. Excluding prepayment penalty income from loans and mortgage-backed securities, the net interest margin would have decreased six basis points to 3.48% for the three months ended September 30, 2012 from 3.54% for the three months ended September 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $5.0 million was recorded for the three months ended September 30, 2012, which was the same as that recorded for the three months ended September 30, 2011.  During the three months ended September 30, 2012, non-performing loans decreased $11.4 million to $100.8 million from $112.2 million at June 30, 2012. Net charge-offs for the three months ended September 30, 2012 totaled $5.2 million, or 66 basis points of average loans. During the three months ended September 30, 2012, the Bank sold 28 non-performing loans, with a book value of $17.6 million. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 58.1% at September 30, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in the third quarter of 2012, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $5.0 million provision for possible loan losses in the third quarter of 2012. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the three months ended September 30, 2012 was $3.5 million, a decrease of $0.8 million from $4.3 million for the three months ended September 30, 2011.  The decrease in non-interest income was primarily due to a $1.3 million decrease in net gains recorded from fair value adjustments, partially offset by a $0.7 million decrease in other-than-temporary impairment (“OTTI”) charges recorded during the three months ended September 30, 2012 from the comparable prior year period.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Expense. Non-interest expense was $20.7 million for the three months ended September 30, 2012, an increase of $1.3 million, or 6.4%, from $19.5 million for the three months ended September 30, 2011. The increase was primarily due to the growth of the Bank over the past year, which included the opening of a new branch in January 2012. Salaries and benefits increased $1.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the opening of a new branch in 2012, an increase in stock based compensation expense and increased employee benefits expense. In addition, other operating expense and other real estate owned/foreclosure expense increased $0.3 million and $0.1 million, respectively. The efficiency ratio was 51.3% for the three months ended September 30, 2012 compared to 48.3% for the three months ended September 30, 2011.

Income before Income Taxes. Income before the provision for income taxes decreased $1.6 million, or 9.2%, to $15.4 million for the three months ended September 30, 2012 from $16.9 million for the three months ended September 30, 2011 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $0.8 million to $6.0 million for the three months ended September 30, 2012 from $6.8 million for the three months ended September 30, 2011. The effective tax rate was 39.0% and 40.0% for the three months ended September 30, 2012 and 2011, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General. Net income for the nine months ended September 30, 2012 was $25.1 million, a decrease of $2.0 million, or 7.5%, compared to $27.2 million for the nine months ended September 30, 2011. Diluted earnings per common share were $0.82 for the nine months ended September 30, 2012, a decrease of $0.06, or 6.8%, from $0.88 for the nine months ended September 30, 2011. Return on average equity was 7.9% for the nine months ended September 30, 2012 compared to 9.1% for the nine months ended September 30, 2011. Return on average assets was 0.8% for the nine months ended September 30, 2012 and 2011.

Interest Income.  Total interest and dividend income decreased $7.9 million, or 4.6%, to $162.0 million for the nine months ended September 30, 2012 from $169.9 million for the nine months ended September 30, 2011. The decrease in interest income was attributable to a 28 basis point decline in the yield of interest-earning assets to 5.24% for the nine months ended September 30, 2012 from 5.52% in the comparable prior year period. The decrease in the yield was partially offset by a $24.2 million increase in the average balance of interest-earning assets to $4,125.5 million for the nine months ended September 30, 2012 from $4,101.2 million for the comparable prior year period. The 28 basis point decline in the yield of interest-earning assets was primarily due to a 23 basis point reduction in the yield of the loan portfolio to 5.75% for the nine months ended September 30, 2012 from 5.98% for the nine months ended September 30, 2011, combined with a 49 basis point decline in the yield on total securities to 3.65% for the nine months ended September 30, 2012 from 4.14% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $33.9 million decrease in the average balance of the higher yielding loan portfolio for the nine months ended September 30, 2012 and a $78.6 million increase in the average balances of the lower yielding securities portfolio for the nine months ended September 30, 2012. These factors that reduced the yield were partially offset by a $20.5 million decrease in the average balance of lower yielding interest-earning deposits to $43.9 million for the nine months ended September 30, 2012 from $64.4 million for the comparable prior year period. The 23 basis point decrease in the loan portfolio was primarily due to the current interest rate environment, as new loans are added at rates well below the portfolio average yield, and higher yielding loans are prepaid.  In addition, we experienced a significantly higher than average activity in loans refinancing during the third quarter of 2012. The 49 basis point decrease in the securities portfolio was primarily due to new securities being purchased at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 22 basis points to 5.84% for the nine months ended September 30, 2012 from 6.06% for the nine months ended September 30, 2011.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 27 basis points to 5.71% for the nine months ended September 30, 2012 from 5.98% for the nine months ended September 30, 2011.

Interest Expense.  Interest expense decreased $10.0 million, or 17.1%, to $48.8 million for the nine months ended September 30, 2012 from $58.8 million for the nine months ended September 30, 2011. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 35 basis points to 1.72% for the nine months ended September 30, 2012 from 2.07% for the comparable prior year period. The 35 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 16 basis points, 25 basis points, 40 basis points and 21 basis points, respectively, for the nine months ended September 30, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 22 basis points to 1.39% for the nine months ended September 30, 2012 from 1.61% for the nine months ended September 30, 2011. The cost of borrowed funds decreased 108 basis points to 3.12% for the nine months ended September 30, 2012 from 4.20% for the nine months ended September 30, 2011 with the average balance increasing $56.6 million to $749.9 million for the nine months ended September 30, 2012 from $693.3 million for the nine months ended September 30, 2011. The decrease in the cost of borrowed funds was primarily due to maturing borrowings being replaced at lower rates and new borrowings being obtained at lower rates, and to a lesser extent adjustable rate borrowings resetting to a lower rate during the three months ended September 30, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net Interest Income.  For the nine months ended September 30, 2012, net interest income was $113.2 million, an increase of $2.2 million, or 2.0%, from $111.1 million for the nine months ended September 30, 2011. The increase in net interest income was attributable to a seven basis point increase in the net-interest spread to 3.52% for the nine months ended September 30, 2012 from 3.45% for the nine months ended September 30, 2011, combined with an increase of $24.2 million in the average balance of interest-earning assets to $4,125.5 million for the nine months ended September 30, 2012 from $4,101.2 million for the comparable prior year period.  The yield on interest-earning assets decreased 28 basis points to 5.24% for the nine months ended September 30, 2012 from 5.52% for the nine months ended September 30, 2011. However, this was more than offset by a decline in the cost of funds of 35 basis points to 1.72% for the nine months ended September 30, 2012 from 2.07% for the comparable prior year period. The net interest margin improved five basis points to 3.66% for the nine months ended September 30, 2012 from 3.61% for the nine months ended September 30, 2011. Excluding prepayment penalty income on loans and mortgage-backed securities, the net interest margin would have been 3.54% for the nine months ended September 30, 2012, a one basis point decline from the nine months ended September 30, 2011.

Provision for Loan Losses.  A provision for loan losses of $16.0 million was recorded for the nine months ended September 30, 2012, which was an increase of $1.0 million from $15.0 million recorded in the nine months ended September 30, 2011. During the nine months ended September 30, 2012, non-performing loans decreased $16.6 million to $100.8 million from $117.4 million at December 31, 2011. Net charge-offs for the nine months ended September 30, 2012 totaled $15.7 million, or 65 basis points of average loans. During the nine months ended September 30, 2012, the Bank sold 60 non-performing loans, with a book value of $35.7 million. The current loan-to-value ratio for our non-performing loans collateralized by real estate was 58.1% at September 30, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded during the nine months ended September 30, 2012, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $16.0 million provision for possible loan losses for the nine months ended September 30, 2012. See “-ALLOWANCE FOR LOAN LOSSES.”

Non-Interest Income. Non-interest income for the nine months ended September 30, 2012 was $6.5 million, a decrease of $0.8 million, or 11.0% from $7.3 million for the nine months ended September 30, 2011. The decrease was primarily due to a $1.5 million decrease in net gains recorded form fair value adjustments, partially offset by a $0.8 million decrease in OTTI charges recorded for the nine months ended September 30, 2012 from the comparable prior year period.

Non-Interest Expense.  Non-interest expense was $62.5 million for the nine months ended September 30, 2012, an increase of $4.1 million, or 7.1%, from $58.4 million for the nine months ended September 30, 2011. The increase was primarily due to the growth of the Bank over the past year, which included the opening of a new branch in January 2012. Salaries and benefits increased $2.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the opening of a new branch in January 2012, an increase in stock based compensation expense and increased employee benefits expense. Other operating expense for the nine months ended September 30, 2012 increased $1.2 million primarily due to $0.4 million in net losses recorded from the sale of other real estate owned (“OREO”) during the nine months ended September 30, 2012 compared to $0.3 million in net gains from the sale of OREO recorded during the nine months ended September 30, 2011. In addition, other real estate owned/foreclosure expense increased $0.6 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The efficiency ratio was 51.2% for the nine months ended September 30, 2012 compared to 49.2% for the nine months ended September 30, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income before Income Taxes.  Income before the provision for income taxes decreased $3.8 million, or 8.4%, to $41.2 million for the nine months ended September 30, 2012 from $45.0 million for the nine months ended September 30, 2011 for the reasons discussed above.

Provision for Income Taxes. Income tax expense decreased $1.7 million, or 9.8% to $16.1 million for the nine months ended September 30, 2012 from $17.8 million for the nine months ended September 30, 2011.  The effective tax rate was 39.0% and 39.6% for the nine months ended September 30, 2012 and 2011, respectively.

FINANCIAL CONDITION

Assets. Total assets at September 30, 2012 were $4,380.5 million, an increase of $92.5 million, or 2.2%, from $4,287.9 million at December 31, 2011. Total loans, net decreased $42.6 million, during the nine months ended September 30, 2012 to $3,156.0 million from $3,198.5 million at December 31, 2011. Loan originations and purchases were $433.2 million for the nine months ended September 30, 2012, an increase of $150.0 million from $283.3 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we continued to focus on the origination of multi-family properties and business loans with a full relationship and deemphasize non-owner occupied commercial real estate and construction lending.  Loan applications in process have remained strong, totaling $198.0 million at September 30, 2012 compared to $194.4 million at December 31, 2011 and $214.4 million at September 30, 2011.

The following table shows loan originations and purchases for the periods indicated. The table includes loan purchases of $3.5 million and $14.5 million for the nine months ended September 30, 2012 and 2011, respectively. There were no loans purchased during the three months ended September 30, 2012 and 2011.

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Multi-family residential	$69,299	$61,038	$211,052	$161,518
Commercial real estate	1,943	4,050	21,756	7,062
One-to-four family – mixed-use property	3,474	5,907	13,955	18,552
One-to-four family – residential	7,382	8,362	18,076	15,571
Co-operative apartments	100	-	1,726	-
Construction	83	80	653	1,283
Small Business Administration	180	332	513	3,170
Taxi Medallion	-	-	3,464	26,234
Commercial business and other	68,452	26,158	162,053	49,875
Total	$150,913	$105,927	$433,248	$283,265

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the three months ended September 30, 2012 had an average loan-to-value ratio of 42.4% and an average debt coverage ratio of 237%.

Non-performing assets totaled $107.4 million at September 30, 2012, a decrease of $15.7 million from $123.2 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 2.45% at September 30, 2012 compared to 2.87% at December 31, 2011. The ratio of allowance for loan losses to total non-performing loans was 30.4% at September 30, 2012 compared to 25.8% at December 31, 2011.  See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the nine months ended September 30, 2012, mortgage-backed securities decreased $18.8 million, or 2.5%, to $728.5 million from $747.3 million at December 31, 2011. The decrease in mortgage-backed securities during the nine months ended September 30, 2012 was primarily due to principal repayments of $113.8 million partially offset by purchases of $95.5 million and a $9.5 million improvement in fair value. Additionally, during the nine months ended September 30, 2012, $0.8 million in OTTI charges were recorded on five private issue CMOs. During the nine months ended September 30, 2012, other securities increased $167.7 million, or 257.1%, to $233.0 million from $65.2 million at December 31, 2011. The increase in other securities during the nine months ended September 30, 2012 was primarily due to purchases of $169.0 million. Other securities primarily consist of securities issued by government agencies, mutual or bond funds that invest in government and government agency securities and corporate bonds.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liabilities.  Total liabilities were $3,939.1 million at September 30, 2012, an increase of $68.0 million, or 1.8%, from $3,871.0 million at December 31, 2011. During the nine months ended September 30, 2012, due to depositors decreased $42.3 million, or 1.4%, to $3,074.2 million, as a result of a $46.9 million decrease in certificates of deposit partially offset by a $4.6 million increase in core deposits. Borrowed funds increased $99.8 million during the nine months ended September 30, 2012.  The increase in borrowed funds was primarily due to a net increase of $82.5 million in long term borrowings combined with a $19.0 million increase in short-term borrowings.

Equity. Total stockholders’ equity increased $24.5 million, or 5.9%, to $441.4 million at September 30, 2012 from $416.9 million at December 31, 2011. Stockholders’ equity increased primarily due to net income of $25.1 million for the nine months ended September 30, 2012, an increase in other comprehensive income of $9.1 million primarily due to an increase in the fair value of the securities portfolio and $1.4 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. In addition, the exercise of stock options increase stockholders’ equity by $0.8 million, including the income tax benefit realized. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $12.0 million and the purchase of 181,000 treasury shares at a cost of $2.4 million. Book value per common share was $14.28 at September 30, 2012 compared to $13.49 at December 31, 2011. Tangible book value per common share was $13.76 at September 30, 2012 compared to $12.96 at December 31, 2011.

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the nine months ended September 30, 2012, the Company repurchased 181,000 shares of the Company’s common stock at an average cost of $13.50 per share. At September 30, 2012, 556,962 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

Cash flow.  During the nine months ended September 30, 2012, funds provided by the Company's operating activities amounted to $56.4 million. These funds, together with $50.6 million provided by financing activities and funds available at the beginning of the period, were utilized to fund net investing activities of $126.7 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the nine months ended September 30, 2012, the net total of loan originations and purchases less loan repayments and sales was a $14.2 million inflow of cash. During the nine months ended September 30, 2012, the Company also funded $264.5 million in purchases of securities available for sale.  During the nine months ended September 30, 2012, funds were primarily provided by an increase of $19.0 million in short-term borrowed funds and an $82.5 million net increase in long-term borrowed funds.  Additionally, funds were provided by $128.1 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  These increases funded a $37.0 million decrease in deposits. The Company also used funds of 11.9 million and $3.0 million for dividend payments and purchases of treasury stock, respectively, during the three months ended September 30, 2012.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up 400 basis points or down 200 basis points (shocked), assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at September 30, 2012.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is included in this analysis. Actual results could differ significantly from these estimates.  At September 30, 2012, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of September 30, 2012:

	Projected Percentage Change In
Change in Interest Rate	Net Interest Income	Net Portfolio Value	Net Portfolio Value Ratio
-200 Basis points	-3.20%	20.77%	15.78%
-100 Basis points	-1.45	11.79	14.83
Base interest rate	-	-	13.63
+100 Basis points	-4.04	-13.52	12.19
+200 Basis points	-7.33	-26.74	10.69
+300 Basis points	-11.49	-39.55	9.13
+400 Basis points	-16.47	-42.27	7.77

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of deferred fees and costs, late charges, and prepayment penalties, which are considered adjustments to yields.

	For the three months ended September 30,
	2012				2011
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,889,894	41,373	5.73%		$2,923,686	44,082	6.03%
Other loans, net (1)	285,360	3,484	4.88		281,941	3,685	5.23
Total loans, net	3,175,254	44,857	5.65		3,205,627	47,767	5.96
Mortgage-backed securities	693,001	6,765	3.90		777,186	8,036	4.14
Other securities	232,684	1,546	2.66		59,868	491	3.28
Total securities	925,685	8,311	3.59		837,054	8,527	4.07
Interest-earning deposits and federal funds sold	56,813	25	0.18		74,388	35	0.19
Total interest-earning assets	4,157,752	53,193	5.12		4,117,069	56,329	5.47
Other assets	244,556				223,280
Total assets	$4,402,308				$4,340,349

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$306,573	150	0.20		$368,026	560	0.61
NOW accounts	989,644	1,446	0.58		833,403	1,600	0.77
Money market accounts	172,013	75	0.17		239,270	309	0.52
Certificate of deposit accounts	1,504,736	8,417	2.24		1,589,433	9,783	2.46
Total due to depositors	2,972,966	10,088	1.36		3,030,132	12,252	1.62
Mortgagors' escrow accounts	35,729	9	0.10		33,358	14	0.17
Total deposits	3,008,695	10,097	1.34		3,063,490	12,266	1.60
Borrowed funds	782,614	5,513	2.82		726,736	6,962	3.83
Total interest-bearing liabilities	3,791,309	15,610	1.65		3,790,226	19,228	2.03
Non interest-bearing deposits	139,562				110,800
Other liabilities	38,279				30,664
Total liabilities	3,969,150				3,931,690
Equity	433,158				408,659
Total liabilities and equity	$4,402,308				$4,340,349

Net interest income / net interest rate spread		$37,583	3.47%			$37,101	3.44%

Net interest-earning assets / net interest margin	$366,443		3.62%		$326,843		3.60%

Ratio of interest-earning assets to interest-bearing liabilities			1.10	X			1.09	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of deferred fees and costs, late charges, and prepayment penalties, which are considered adjustments to yields.

	For the nine months ended September 30,
	2012				2011
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)	$2,902,201	127,111	5.84%		$2,932,399	133,326	6.06%
Other loans, net (1)	288,834	10,429	4.81		292,502	11,252	5.13
Total loans, net	3,191,035	137,540	5.75		3,224,901	144,578	5.98
Mortgage-backed securities	704,347	20,652	3.91		752,362	23,740	4.21
Other securities	186,165	3,747	2.68		59,524	1,447	3.24
Total securities	890,512	24,399	3.65		811,886	25,187	4.14
Interest-earning deposits and federal funds sold	43,913	53	0.16		64,446	89	0.18
Total interest-earning assets	4,125,460	161,992	5.24		4,101,233	169,854	5.52
Other assets	240,724				217,902
Total assets	$4,366,184				$4,319,135

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$325,333	546	0.22		$373,676	1,732	0.62
NOW accounts	1,001,843	4,685	0.62		823,074	5,100	0.83
Money market accounts	182,978	340	0.25		300,956	1,118	0.50
Certificate of deposit accounts	1,475,118	25,634	2.32		1,557,212	28,966	2.48
Total due to depositors	2,985,272	31,205	1.39		3,054,918	36,916	1.61
Mortgagors' escrow accounts	41,179	27	0.09		38,958	38	0.13
Total deposits	3,026,451	31,232	1.38		3,093,876	36,954	1.59
Borrowed funds	749,878	17,545	3.12		693,292	21,849	4.20
Total interest-bearing liabilities	3,776,329	48,777	1.72		3,787,168	58,803	2.07
Non interest-bearing deposits	128,912				105,405
Other liabilities	35,076				27,664
Total liabilities	3,940,317				3,920,237
Equity	425,867				398,898
Total liabilities and equity	$4,366,184				$4,319,135

Net interest income / net interest rate spread		$113,215	3.52%			$111,051	3.45%

Net interest-earning assets / net interest margin	$349,131		3.66%		$314,065		3.61%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	X			1.08	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $2.2 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	For the nine months ended September 30,
(In thousands)	2012	2011

Mortgage Loans

At beginning of period	$2,939,012	$2,966,890

Mortgage loans originated:
Multi-family residential	211,052	161,518
Commercial real estate	21,756	7,062
One-to-four family – mixed-use property	13,955	18,552
One-to-four family – residential	18,076	15,571
Co-operative apartments	1,726	-
Construction	653	1,283
Total mortgage loans originated	267,218	203,986

Less:
Principal and other reductions	284,687	231,741
Sales and loans transferred to loans held for sale	33,048	14,976
At end of period	$2,888,495	$2,924,159

Commercial Business and Other Loans

At beginning of period	$274,981	$292,936

Other loans originated:
Small business administration	513	3,170
Taxi Medallion	8	46,229
Commercial business	158,730	11,779
Other	3,323	3,646
Total other loans originated	162,574	64,824

Other loans purchased:
Taxi Medallion	3,456	14,455
Total other loans purchased	3,456	14,455

Less:
Principal and other reductions	148,967	78,620
Sales and loans transferred to loans held for sale	7,179	4,005
At end of period	$284,865	$289,590

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

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Accrual Status:
Multi-family residential	$2,339	$2,348	$9,412
Commercial real estate	3,268	1,898	2,413
One-to-four family - mixed-use property	1,245	1,080	795
One-to-four family - residential	376	-	-
Construction	3,500	3,874	5,584
Commercial business and other	3,870	2,000	2,000
Total	14,598	11,200	20,204

Non-accrual status:
Commercial real estate	3,887	5,287	-
One-to-four family - mixed-use property	1,098	1,275	-
Total	4,985	6,562	-
Total performing TDR	$19,583	$17,762	$20,204

During the nine months ended September 30, 2012, four TDR totaling $7.2 million were transferred to non-performing status and nine loans totaling $8.8 million were restructured as TDR.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

(In thousands)	September 30, 2012	June 30, 2012	December 31, 2011
Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$-	$6,287
Commercial real estate	540	-	92
Commercial business and other	748	-	-
Total	1,288	-	6,379

Non-accrual loans:
Multi-family residential	18,242	27,972	19,946
Commercial real estate	18,051	19,585	19,895
One-to-four family - mixed-use property	20,250	20,437	28,429
One-to-four family - residential	13,068	12,450	12,766
Co-operative apartments	234	109	152
Construction	9,787	9,845	14,721
Small business administration	294	392	493
Commercial business and other	19,589	21,403	14,660
Total	99,515	112,193	111,062

Total non-performing loans	100,803	112,193	117,441

Other non-performing assets:
Real estate acquired through foreclosure	3,660	2,094	3,179
Investment securities	2,984	2,761	2,562
Total	6,644	4,855	5,741

Total non-performing assets	$107,447	$117,048	$123,182

Included in non-accrual loans were nine loans totaling $13.3 million, nine loans totaling $20.9 million and six loans totaling $17.1 million which were restructured as TDR which were not performing in accordance with their restructured terms at September 30, 2012, June 30, 2012 and December 31, 2011, respectively.

The Bank’s non-performing assets totaled $107.4 million at September 30, 2012, a decrease of $9.6 million from $117.0 million at June 30, 2012 and a decrease of $15.7 million from $123.2 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 2.45% at September 30, 2012 compared to 2.64% at June 30, 2012 and 2.87% at December 31, 2011. The ratio of allowance for loan losses to total non-performing loans was 30.4% at September 30, 2012 compared to 27.5% at June 30, 2012 and 25.8% at December 31, 2011.

During the three months ended September 30, 2012, 43 loans totaling $13.8 million (net of $0.2 million in charge-offs) were added to non-accrual loans, six loans totaling $2.2 million were returned to performing status, seven loans totaling $2.4 million (net of $0.3 million in charge-offs) were paid in full, 28 loans totaling $14.4 million (net of $3.2 million in charge-offs) were sold, four loans totaling $1.8 million (net of $0.1 million in charge-offs)  were transferred to other real estate owned, and charge-offs of $2.0 million were recorded on non-accrual loans that were non-accrual at the beginning of the third quarter of 2012.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At September 30, 2012, these investment securities had a combined amortized cost and market value of $8.3 million and $3.0 million, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	September 30, 2012		December 31, 2011
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$3,019	$17,253	$6,341	$20,083
Commercial real estate	2,065	10,798	1,797	10,712
One-to-four family - mixed-use property	5,346	19,383	3,027	20,480
One-to-four family - residential	952	3,751	1,769	4,699
Co-operative apartments	-	-	-	-
Construction loans	-	2,462	-	5,065
Small Business Administration	789	-	-	16
Taxi medallion	-	-		71
Commercial business and other	3,630	2	966	1,056
Total delinquent loans	$15,801	$53,649	$13,900	$62,182

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $244.3 million at September 30, 2012, a decrease of $60.9 million from $305.1 million at December 31, 2011.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at September 30, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$15,847	$23,689	$-	$-	$39,536
Commercial real estate	15,228	29,668	-	-	44,896
One-to-four family - mixed-use property	9,879	30,394	-	-	40,273
One-to-four family - residential	2,966	15,430	-	-	18,396
Co-operative apartments	198	237	-	-	435
Construction loans	3,805	12,685	-	-	16,490
Small Business Administration	199	459	244	-	902
Commercial business and other	5,184	23,460	1,169	-	29,813
Total loans	53,306	136,022	1,413	-	190,741

Investment Securities: (1)
Pooled trust preferred securities	-	15,831	-	-	15,831
Private issue CMO	-	34,037	-	-	34,037
Total investment securities	-	49,868	-	-	49,868

Other Real Estate Owned	-	3,660	-	-	3,660
Total	$53,306	$189,550	$1,413	$-	$244,269

The following table sets forth the Banks’ assets designated as Criticized and Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	66,943	177,391	1,383	-	245,717

Investment Securities: (1)
Pooled trust preferred securities	-	15,344	-	-	15,344
Private issue CMO	-	40,905	-	-	40,905
Total investment securities	-	56,249	-	-	56,249

Other Real Estate Owned	-	3,179	-	-	3,179
Total	$66,943	$236,819	$1,383	$-	$305,145

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $40.8 million and $41.1 million at September 30, 2012 and December 31, 2011, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are carried under the fair value option). Additionally, the requirement is only for the Banks’ securities. Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at September 30, 2012 and December 31, 2011.

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

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of 19 investment securities that are held at the Savings Bank as Substandard at September 30, 2012. Our classified investment securities at September 30, 2012 held by the Savings Bank include 15 private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at September 30, 2012 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through September 30, 2012, two of the pooled trust preferred securities and nine private issue CMOs are not paying principal and interest as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

ALLOWANCE FOR LOAN LOSSES

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual and classified loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We incurred total net charge-offs of $5.2 million and $4.8 million during the three months ended September 30, 2012 and 2011, respectively, and $15.7 million and $13.1 million during the nine months ended September 30, 2012 and 2011, respectively. The national and regional economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and regional economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The deterioration in the economy has resulted in an elevated level of non-performing loans, which totaled $100.8 million at September 30, 2012 and $117.4 million at December 31, 2011. The Savings Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At September 30, 2012, the average outstanding principal balance of our non-performing loans was 58.1% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. A provision for loan losses of $16.0 million and $15.0 million was recorded for the nine months ended September 30, 2012 and 2011, respectively.

We review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed based on updated cash flows for income producing properties and, at times, an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off. We do not allocate additional reserves to loans which have been written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR which are performing in accordance with their modified terms are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized loans based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $1.6 million and $4.2 million at September 30, 2012 and December 31, 2011, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. The historical loss period used for this allocation was three years. Management also prepared an additional analysis to ensure that the remaining portion of the allowance for possible loan losses is sufficient to cover losses inherent in the loan portfolio. This analysis considered: (1) the current economic environment, (2) delinquency and non-accrual trends, (3) classified loan trends, (4) the risk inherent in our loan portfolio and volume and trends of loan types, (5) recent trends in charge-offs, (6) changes in underwriting standards, (7) the experience, ability and depth of our lenders, and (8) collection policies and experience. Based on these reviews, management concluded the general portion of the allowance should be $29.1 million and $26.1 million at September 30, 2012 and December 31, 2011, respectively, resulting in a total allowance of $30.7 million and $30.3 million at September 30, 2012 and December 31, 2011, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at September 30, 2012, the allowance was sufficient to absorb losses inherent in our loan portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the nine months ended September 30,
(Dollars in thousands)	2012	2011

Balance at beginning of period	$30,344	$27,699

Provision for loan losses	16,000	15,000

Charge-offs:
Multi-family residential	(5,252)	(4,093)
Commercial real estate	(2,401)	(4,194)
One-to-four family – mixed-use property	(3,401)	(1,401)
One-to-four family – residential	(1,096)	(1,991)
Co-operative apartments	(62)	-
Construction	(2,500)	(703)
Small Business Administration	(324)	(628)
Commercial business and other	(1,488)	(524)
Total charge-offs	(16,524)	(13,534)

Recoveries:
Multi-family residential	89	109
Commercial real estate	249	123
One-to-four family – mixed-use property	337	113
One-to-four family – residential	29	63
Small Business Administration	59	20
Commercial business and other	104	10
Total recoveries	867	438

Net charge-offs	(15,657)	(13,096)
Balance at end of period	$30,687	$29,603

Ratio of net charge-offs during the period to average loans outstanding during the period	0.65%	0.54%
Ratio of allowance for loan losses to gross loans at end of period	0.97%	0.92%
Ratio of allowance for loan losses to non-performing assets at end of period	28.56%	24.04%
Ratio of allowance for loan losses to non-performing loans at end of period	30.44%	25.44%

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2012:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 to July 31, 2012	-	$-	-	607,062
August 1 to August 31, 2012	50,100	14.43	50,100	556,962
September 1 to September 30, 2012	-	-	-	556,962
Total	50,100	$-	50,100

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the three months ended September 30, 2012, the Company repurchased 50,100 shares of the Company’s common stock at an average cost of $14.43 per share.  At September 30, 2012, 556,962 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

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

Flushing Financial Corporation,

Dated: November 9, 2012	By: /s/John R. Buran
John R. Buran President and Chief Executive Officer

Dated: November 9, 2012	By: /s/David W. Fry
David W. Fry Executive Vice President, Treasurer and Chief Financial Officer

FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (7)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (3)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (6)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (4)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (2)
3.6	By-Laws of Flushing Financial Corporation (1)
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