Form 10-K
period 2012-12-31
FLUSHING FINANCIAL CORP
filed 2013-03-18
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer___ Non-accelerated filer____	Accelerated filer X Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes   X     No

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the voting stock held by non-affiliates of the registrant was $399,000,000.  This figure is based on the closing price on that date on the NASDAQ Global Select Market for a share of the registrant’s Common Stock, $0.01 par value, which was $13.63.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2013 was 30,859,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2013 are incorporated herein by reference in Part III.

TABLE OF CONTENTS

i

	Bad Debt Reserves	34
	Distributions	34
	Corporate Alternative Minimum Tax	35
	State and Local Taxation	35
	New York State and New York City Taxation	35
	Delaware State Taxation	36

	REGULATION	36

	General	36
	The Dodd - Frank Act	36
	Basel III	37
	New York State Law	37
	FDIC Regulation	38
	Brokered Deposits	41
	Transactions with Affiliates	41
	Community Reinvestment Act	42
	Federal Reserve System	42
	Federal Home Loan Bank System	42
	Holding Company Regulations	42
	Acquisition of the Holding Company	43
	Federal Securities Law	44
	Consumer Financial Protection Bureau	44
	Mortgage Banking and Related Consumer Protection Regulations	44
	Available Information	45
Item 1A.	Risk Factors	45
	Changes in Interest Rates May Significantly Impact Our Financial Condition and Results of Operations	45
	Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types	45
	Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations	46
	Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited	46
	The Markets in Which We Operate Are Highly Competitive	47
	Our Results of Operations May Be Adversely Affected by Changes in National and/or Local Economic Conditions	47
	Changes in Laws and Regulations Could Adversely Affect Our Business	48
	Current Conditions in, and Regulation of, the Banking Industry May Have a Material Adverse Effect on Our Results of Operations	48
	Certain Anti-Takeover Provisions May Increase the Costs to or Discourage an Acquirer	49
	We May Not Be Able to Successfully Implement Our Commercial Business Banking Initiative	50
	The FDIC’s Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations	50
	A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses	50
	We May Experience Increased Delays in Foreclosure Proceedings	51

PART IV

Item 15.	Exhibits, Financial Statement Schedules	146
	(a) 1. Financial Statements	146
	(a) 2. Financial Statement Schedules	146
	(a) 3. Exhibits Required by Securities and Exchange Commission Regulation S-K	147

SIGNATURES		149

POWER OF ATTORNEY		149

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

PART I

As used in this Annual Report on Form 10-K, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including the surviving entity of the merger (the “Merger”) on February 28, 2013 of our wholly owned subsidiary, Flushing Savings Bank, FSB (the “Savings Bank”) with and into Flushing Commercial Bank (the “Commercial Bank”). The surviving entity of the Merger was the Commercial Bank, whose name has been changed to “Flushing Bank.” References herein to the “Bank” mean the Savings Bank (including its wholly owned subsidiary, the Commercial Bank) prior to the Merger and the surviving entity after the Merger.

Item 1. Business.

GENERAL

Overview

We are a Delaware corporation organized in May 1994. The Savings Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. On February 28, 2013, in the Merger, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a full-service New York State commercial bank charter, and its name was changed to Flushing Bank. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We do not anticipate any significant changes to our operations or services as a result of the Merger. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November, 2006, the Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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

Unless otherwise disclosed, the information presented in this Annual Report reflects the financial condition and results of operations of Flushing Financial Corporation, the Bank and the Bank’s subsidiaries on a consolidated basis (collectively, the “Company”). Management views the Company as operating a single unit – a community bank.  Therefore, segment information is not provided. At December 31, 2012, the Company had total assets of $4.5 billion, deposits of $3.0 billion and stockholders’ equity of $442.4 million.

Our principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. We also originate certain other consumer loans including overdraft lines of credit. At December 31, 2012, we had gross loans outstanding of $3,221.4 million (before the allowance for loan losses and net deferred costs), with gross mortgage loans totaling $2,906.9 million, or 90.2% of gross loans, and non-mortgage loans totaling $314.5 million, or 9.8% of gross loans. Mortgage loans are primarily multi-family, commercial and one-to-four family mixed-use properties, which combined totaled 83.4% of gross loans.   Our revenues are derived principally from interest on our mortgage and other loans and mortgage-backed securities portfolio, and interest and dividends on other investments in our securities portfolio.  Our primary sources of funds are deposits, Federal Home Loan Bank of New York (“FHLB-NY”) borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, proceeds from sales of securities and, to a lesser extent, proceeds from sales of loans. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency (“OCC”) and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Upon completion of the Merger, the Bank’s primary regulator became the New York State Department of Financial Services (“NYSDFS”) (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank (“FHLB”) system.

Our operating results are significantly affected by national and local economic conditions, including the strength of the local economy. The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009.  This resulted in increased unemployment and declining property values, although the property value declines in our market, the New York City metropolitan area, have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the middle of 2010, unemployment has remained at an elevated level of 8.8% in both December 2012 and 2011, for the New York City region, according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This deterioration in the economy has resulted in the balance of our non-performing loans remaining at an elevated level. Non-performing loans totaled $89.8 million, $117.4 million and $112.1 million at December 31, 2012, 2011 and 2010, respectively. While non-performing loans have remained elevated, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. Net charge-offs of impaired loans have increased to $20.2 million for the year ended December 31, 2012 from $18.9 million and $13.6 million for the years ended December 31, 2011 and 2010, respectively. In response to the economic conditions in our market and the increase in non-performing loans, we began tightening our conservative underwriting standards in 2008 to reduce the risk associated with lending.

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

The economic conditions we have experienced since December 2007 have also resulted in a reduction in loan demand, although we have seen an increase in 2012. Combining the overall reduced demand with our tightened underwriting standards, our loan originations and purchases for 2012 declined to $632.5 million from $757.1 million in 2007.

Our operating results are also affected by extensions, renewals, modifications and restructuring of loans in our loan portfolio. When extending, renewing, modifying or restructuring a loan, other than a loan that is classified as a troubled debt restructured (“TDR”), the loan is required to be fully underwritten in accordance with our policy for new loans. The borrower must be current to have a loan extended, renewed or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the change requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by either the Board of Directors of the Bank (the “Bank Board of Directors”) or its Loan Committee (the “Loan Committee”).

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

During 2006, the Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2012, the business banking unit had $293.9 million in loans outstanding and $78.5 million of customer deposits.

On November 27, 2006, the Bank launched an internet branch, iGObanking.com®, which provides us access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications.  As of December 31, 2012, the internet branch had $294.1 million of customer deposits.

During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State-chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank was not considered an eligible bank or trust company for this purpose.  The Commercial Bank did not originate loans.  As of December 31, 2012, Flushing Commercial Bank had $697.0 million of customer deposits.

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

Market Area and Competition

We are a community oriented financial institution offering a wide variety of financial services to meet the needs of the communities we serve.  The Bank’s main office is in Flushing, New York, located in the Borough of Queens.  At December 31, 2012, the Bank operated out of 17 full-service offices, located in the New York City Boroughs of Queens, Brooklyn, and Manhattan, and in Nassau County, New York. We also operate an internet branch, iGObanking.com®. We maintain our executive offices in Lake Success in Nassau County, New York. Substantially all of our mortgage loans are secured by properties located in the New York City metropolitan area.

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

Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence, and all of which are competitors to varying degrees. Particularly intense competition exists for deposits, as we compete with over 120 banks and thrifts in the counties in which we have branch locations. Our market share of deposits in these counties is approximately 0.4% of the total deposits of these competing financial institutions, and we are the 23rd largest financial institution. In addition, we compete with credit unions, the stock market and mutual funds for customers’ funds. Competition for deposits in our market and for national brokered deposits is primarily based on the types of deposits offered and rate paid on the deposits. Particularly intense competition also exists in all of the lending activities we emphasize. In addition to the financial institutions mentioned above, we compete against mortgage banks and insurance companies located both within our market and available on the internet. Competition for loans in our market is primarily based on the types of loans offered and the related terms for these loans, including fixed-rate versus adjustable-rate loans and the interest rate on the loan. For adjustable rate loans, competition is also based on the repricing period, the index to which the rate is referenced, and the spread over the index rate. Also, competition is influenced by the ability of a financial institution to respond to customer requests and to provide the borrower with a timely decision to approve or deny the loan application. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence. Our future earnings prospects will be affected by our ability to compete effectively with other financial institutions and to implement our business strategies. Our strategy for attracting deposits includes using various marketing techniques, delivering enhanced technology and customer friendly banking services, and focusing on the unique personal and small business banking needs of the multi-ethnic communities we serve. Our strategy for attracting new loans is primarily dependent on providing timely response to applicants and maintaining a network of quality brokers. See “Risk Factors – The Markets in Which We Operate Are Highly Competitive” included in Item 1A of this Annual Report.

For a discussion of our business strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Management Strategy” included in Item 7 of this Annual Report.

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of mortgage loans secured by multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential property, and construction loans. In addition, we also offer SBA loans, other small business loans and consumer loans. Substantially all of our mortgage loans are secured by properties located within our market area. At December 31, 2012, we had gross loans outstanding of $3,221.4 million (before the allowance for loan losses and net deferred costs).

Since 2009 we have focused our mortgage loan origination efforts on multi-family residential mortgage loans. In prior years we had focused our mortgage loan originations on multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans. These loans generally have higher yields than one-to-four family residential properties, and include prepayment penalties that we collect if the loans pay in full prior to the contractual maturity. We expect to continue this emphasis on multi-family residential mortgage loans through marketing and by maintaining competitive interest rates and origination fees. Our marketing efforts include frequent contacts with mortgage brokers and other professionals who serve as referral sources. The reduced emphasis on commercial real estate, one-to-four family mixed-use property mortgage loans, and construction loans since 2009 was due to the increased level of risk in these types of loans in the current economic environment. While we expect to continue this reduced emphasis on the origination of commercial real estate and one-to-four family mixed-use property mortgage loans, and construction loans, in the near term, we have cautiously resumed the origination of non-owner occupied commercial real estate.

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

Prior to 2007, we had grown our construction loan portfolio. During 2007, we began to deemphasize construction loans, as originations of new construction loans declined.  We have continued to deemphasize construction loans since then as we further reduced originations and reduced the balance of our construction loan portfolio, which totaled $14.4 million at December 31, 2012.  We intend to continue to deemphasize construction loans in the near term. We obtain a first lien position on the underlying collateral, and generally obtain personal guarantees on construction loans. These loans generally have a term of two years or less. Construction loans involve a greater degree of risk than other loans because, among other things, the underwriting of such loans is based on an estimated value of the developed property, which can be difficult to ascertain in light of uncertainties inherent in such estimations.  In addition, construction lending entails the risk that the project may not be completed due to cost overruns or changes in market conditions. The greater risk associated with construction loans could require us to increase our provision for loan losses, and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance we currently maintain. To date, we have not incurred significant losses in our construction loan portfolio.

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

Our lending activities are subject to federal and state laws and regulations. See “— Regulation.”

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage Loans:
Multi-family residential	$1,534,438	47.62%	$1,391,221	43.28%	$1,252,176	38.41%	$1,158,700	36.16%	$999,185	33.80%
Commercial real estate	515,438	16.00	580,783	18.07	662,794	20.33	686,210	21.42	686,630	23.24
One-to-four family - mixed-use property	637,353	19.79	693,932	21.59	728,810	22.36	744,560	23.24	751,952	25.45
One-to-four family - residential (1)	198,968	6.18	220,431	6.86	241,376	7.40	249,920	7.81	238,711	8.09
Co-operative apartment (2)	6,303	0.20	5,505	0.17	6,215	0.19	6,553	0.20	6,566	0.22
Construction	14,381	0.45	47,140	1.47	75,519	2.32	97,270	3.04	103,626	3.51
Gross mortgage loans	2,906,881	90.24	2,939,012	91.44	2,966,890	91.01	2,943,213	91.87	2,786,670	94.31

Non-mortgage loans:
Small Business Administration	9,496	0.29	14,039	0.44	17,511	0.54	17,496	0.55	19,671	0.67
Taxi medallion	9,922	0.31	54,328	1.69	88,264	2.71	61,424	1.92	12,979	0.44
Commercial business and other	295,076	9.16	206,614	6.43	187,161	5.74	181,240	5.66	135,249	4.58
Gross non-mortgage loans	314,494	9.76	274,981	8.56	292,936	8.99	260,160	8.13	167,899	5.69
Gross loans	3,221,375	100.00%	3,213,993	100.00%	3,259,826	100.00%	3,203,373	100.00%	2,954,569	100.00%

Unearned loan fees and deferred costs, net	12,746		14,888		16,503		17,110		17,121

Less: Allowance for loan losses	(31,104)		(30,344)		(27,699)		(20,324)		(11,028)
Loans, net	$3,203,017		$3,198,537		$3,248,630		$3,200,159		$2,960,662

(1)
One-to-four family residential mortgage loans also include home equity and condominium loans.  At December 31, 2012, gross home equity loans totaled $61.8 million and condominium loans totaled $26.1 million.

(2)	Consists of loans secured by shares representing interests in individual co-operative units that are generally owner occupied.

The following table sets forth our loan originations (including the net effect of refinancing) and the changes in our portfolio of loans, including purchases, sales and principal reductions for the years indicated:

	For the years ended December 31,
(In thousands)	2012	2011	2010

Mortgage Loans

At beginning of year	$2,939,012	$2,966,890	$2,943,213

Mortgage loans originated:
Multi-family residential	317,663	249,010	171,238
Commercial real estate	31,789	7,070	33,697
One-to-four family mixed-use property	15,961	23,754	29,415
One-to-four family residential	24,485	24,075	34,694
Co-operative apartment	1,810	-	407
Construction	806	1,723	10,493
Total mortgage loans originated	392,514	305,632	279,944

Mortgage loans purchased:
Commercial real estate	-	-	-
Total mortgage loans purchased	-	-	-

Less:
Principal reductions	359,168	284,327	229,951
Loans transferred to loans held for sale	6,498	-	-
Mortgage loan sales	34,033	24,832	8,755
Charge-offs	19,284	17,845	13,170
Mortgage loan foreclosures	5,662	6,506	4,391
At end of year	$2,906,881	$2,939,012	$2,966,890

Non-mortgage loans

At beginning of year	$274,981	$292,936	$260,160

Loans originated:
Small Business Administration	529	3,528	3,869
Taxi Medallion	8	11,779	59,551
Commercial business	231,877	66,352	52,505
Other	4,138	4,859	5,991
Total other loans originated	236,552	86,518	121,916

Non-mortgage loans purchased:
Taxi Medallion	3,456	19,053	14,675

Less:
Non-mortgage loan sales	1,379	4,104	-
Loans transferred to loans held for sale	5,400	-	-
Principal reductions	191,731	118,032	102,617
Charge-offs	1,985	1,390	1,198
At end of year	$314,494	$274,981	$292,936

Loan Maturity and Repricing. The following table shows the maturity of our total loan portfolio at December 31, 2012.  Scheduled repayments are shown in the maturity category in which the payments become due.

	Mortgage loans						Non-mortgage loans
			One-to-four
			family	One-to-four					Commercial
	Multi-family	Commercial	mixed-use	family	Co-operative		Small Business	Taxi	business
(In thousands)	residential	real estate	property	residential	apartment	Construction	Administration	Medallion	and other	Total loans

Amounts due within one year	$133,521	$101,438	$30,513	$8,598	$176	$14,381	$4,236	$8,614	$160,608	$462,085
Amounts due after one year:
One to two years	111,655	73,275	26,807	7,684	69	-	1,350	402	33,938	255,180
Two to three years	105,043	61,220	24,249	7,616	72	-	803	416	22,500	221,919
Three to five years	102,418	55,159	20,919	7,151	70	-	673	431	17,564	204,385
Over five years	1,081,801	224,346	534,865	167,919	5,916	-	2,434	59	60,466	2,077,806
Total due after one year	1,400,917	414,000	606,840	190,370	6,127	-	5,260	1,308	134,468	2,759,290
Total amounts due	$1,534,438	$515,438	$637,353	$198,968	$6,303	$14,381	$9,496	$9,922	$295,076	$3,221,375

Sensitivity of loans to changes in interest rates - loans due after one year:
Fixed rate loans	$241,739	$50,343	$105,970	$49,767	$77	$-	$469	$1,308	$86,508	536,181
Adjustable rate loans	1,159,178	363,657	500,870	140,603	6,050	-	4,791	-	47,960	2,223,109
Total loans due after one year	$1,400,917	$414,000	$606,840	$190,370	$6,127	$-	$5,260	$1,308	$134,468	$2,759,290

Multi-Family Residential Lending.  Loans secured by multi-family residential properties were $1,534.4 million, or 47.62% of gross loans, at December 31, 2012. Our multi-family residential mortgage loans had an average principal balance of $597,000 at December 31, 2012, and the largest multi-family residential mortgage loan held in our portfolio had a principal balance of $20.5 million.  We offer both fixed-rate and adjustable-rate multi-family residential mortgage loans, with maturities of up to 30 years.

In underwriting multi-family residential mortgage loans, we review the expected net operating income generated by the real estate collateral securing the loan, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. We typically require debt service coverage of at least 125% of the monthly loan payment.  During 2008, we increased the required debt service coverage ratio for multi-family residential loans with ten units or less. We generally originate these loans up to only 75% of the appraised value or the purchase price of the property, whichever is less. Any loan with a final loan-to-value ratio in excess of 75% must be approved by the Bank Board of Directors or the Loan Committee as an exception to policy. We generally rely on the income generated by the property as the primary means by which the loan is repaid. However, personal guarantees may be obtained for additional security from these borrowers. We typically order an environmental report on our multi-family and commercial real estate loans.

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

At December 31, 2012, $1,249.8 million, or 81.45%, of our multi-family mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Multi-family adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased multi-family ARM loans totaling $221.7 million, $218.8 million and $157.4 million during 2012, 2011 and 2010, respectively.

At December 31, 2012, $284.6 million, or 18.55%, of our multi-family mortgage loans consisted of fixed rate loans. Our fixed-rate multi-family mortgage loans are generally originated for terms up to 15 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $95.9 million, $30.2 million and $13.9 million of fixed-rate multi-family mortgage loans in 2012, 2011 and 2010, respectively.

Commercial Real Estate Lending.  Loans secured by commercial real estate were $515.4 million, or 16.00% of gross loans, at December 31, 2012. Our commercial real estate mortgage loans are secured by improved properties such as office buildings, hotels/motels, nursing homes, small business facilities, strip shopping centers, warehouses, and, to a lesser extent, religious facilities. At December 31, 2012, our commercial real estate mortgage loans had an average principal balance of $990,000, and the largest of such loans, which was secured by a multi-tenant shopping center, had a principal balance of $15.2 million. Commercial real estate mortgage loans are generally originated in a range of $100,000 to $6.0 million.

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

At December 31, 2012, $439.6 million, or 85.29%, of our commercial mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one to five years and generally for terms of up to 15 years.  Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate.  From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period.  Commercial adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased commercial ARM loans totaling $19.9 million, $2.1 million and $31.5 million during 2012, 2011 and 2010, respectively.

At December 31, 2012, $75.8 million, or 14.71%, of our commercial mortgage loans consisted of fixed-rate loans. Our fixed-rate commercial mortgage loans are generally originated for terms up to 20 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $11.9 million, $5.0 million and $2.2 million of fixed-rate commercial mortgage loans in 2012, 2011 and 2010, respectively.

One-to-Four Family Mortgage Lending – Mixed-Use Properties.  We offer mortgage loans secured by one-to-four family mixed-use properties. These properties contain up to four residential dwelling units and a commercial unit. We offer both fixed-rate and adjustable-rate one-to-four family mixed-use property mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000.  Loan originations primarily result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and persons who respond to our marketing efforts and referrals. One-to-four family mixed-use property mortgage loans were $637.4 million, or 19.79% of gross loans, at December 31, 2012.

In underwriting one-to-four family mixed-use property mortgage loans, we employ the same underwriting standards as are employed in underwriting multi-family residential mortgage loans.

At December 31, 2012, $509.4 million, or 79.93%, of our one-to-four family mixed-use property mortgage loans consisted of ARM loans. We offer adjustable-rate one-to-four family mixed-use property mortgage loans with adjustment periods typically of five years and for terms of up to 30 years.  Interest rates on ARM loans currently offered by the Bank are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. One-to-four family mixed-use property adjustable-rate mortgage loans generally are not subject to limitations on interest rate increases either on an adjustment period or aggregate basis over the life of the loan. We originated and purchased one-to-four family mixed-use property ARM loans totaling $10.8 million, $17.6 million and $23.7 million during 2012, 2011 and 2010, respectively.

At December 31, 2012, $127.9 million, or 20.07%, of our one-to-four family mixed-use property mortgage loans consisted of fixed-rate loans. Our fixed-rate one-to-four family mixed-use property mortgage loans are originated for terms of up to 30 years and are competitively priced based on market conditions and the Bank’s cost of funds. We originated and purchased $5.2 million, $6.1 million and $5.8 million of fixed-rate one-to-four family mixed-use property mortgage loans in 2012, 2011 and 2010, respectively.

One-to-Four Family Mortgage Lending – Residential Properties.  We offer mortgage loans secured by one-to-four family residential properties, including townhouses and condominium units. For purposes of the description contained in this section, one-to-four family residential mortgage loans, co-operative apartment loans and home equity loans are collectively referred to herein as “residential mortgage loans.” We offer both fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and a general maximum loan amount of $1,000,000. Loan originations generally result from applications received from mortgage brokers and mortgage bankers, existing or past customers, and referrals. Residential mortgage loans were $205.3 million, or 6.38% of gross loans, at December 31, 2012.

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

In addition to income verified loans, we have in the past originated residential mortgage loans to self-employed individuals within our local community based on stated income and verifiable assets that allows us to assess repayment ability, provided that the borrower’s stated income is considered reasonable for the borrower’s type of business. The preponderance of stated income one-to-four family residential mortgage loans were made available to self-employed individuals within our local community for their primary residence. Our underwriting standards required that we verify the assets of the borrowers and the sources of their cash flows. The information reviewed for purchases included at least three months and refinances included at least one month of personal bank statements (checking and savings accounts), statements of investment accounts, business checking account statements (when applicable), and other information provided by the borrowers about their personal holdings. Our review of these bank statements allowed us to assess whether or not their stated income appeared reasonable in comparison to their cash flows, and if their income level supported their personal holdings. We also obtained and reviewed credit reports on these borrowers. An acceptable credit report was one of the key factors in approving this type of mortgage loan. We obtained appraisals from an independent third party for the property, and limited the amount we lent on the properties to 80% of the lesser of the property’s appraised value or the purchase price. Home equity lines of credit were offered on one-to-four residential properties to homeowners based on various levels of income verification. We limited the amount available under a home equity line of credit to 80% of the lesser of the appraised value of the property and the purchase price. These loans involve a higher degree of risk as compared to our other fully underwritten residential mortgage loans as there is a greater opportunity for self-employed borrowers to falsify or overstate their level of income and ability to service indebtedness.  This risk is mitigated by the requirements discussed above in our loan policy. In addition, since 2008, the underwriting standards for home equity loans were modified to discontinue originating home equity lines of credit without verifying the borrower’s income.  This was accomplished in two stages.  Beginning in May 2008, we began verifying the borrower’s income when the home equity line of credit exceeded $100,000.  Beginning in October 2009, we verified the income of all borrowers applying for a home equity line of credit. We also discontinued offering one-to-four family residential property mortgage loans to self-employed individuals based on stated income and verifiable assets in June 2010. We originated $7.3 million and $14.6 million of one-to-four family residential mortgage loans to self-employed individuals based on stated income and verifiable assets during 2010 and 2009, respectively. We did not originate any one-to-four family residential mortgage loans to self-employed individuals based on stated income and verifiable assets during 2012 or 2011. We also extended $6.9 million in home equity lines of credit during 2009, with various levels of income verification. We did not extend any home equity lines of credit during 2012, 2011 and 2010 with various levels of income verification. We had $20.8 million and $25.9 million outstanding of one-to four family residential mortgage loans originated to individuals based on stated income and verifiable assets at December 31, 2012 and 2011, respectively. We had $52.8 million and $58.5 million advanced on home equity lines of credit for which we did not verify the borrowers’ income at December 31, 2012 and 2011, respectively.

At December 31, 2012, $149.9 million, or 73.00%, of our residential mortgage loans consisted of ARM loans. We offer ARM loans with adjustment periods of one, three, five, seven or ten years. Interest rates on ARM loans currently offered by us are adjusted at the beginning of each adjustment period based upon a fixed spread above the FHLB-NY corresponding Regular Advance Rate. From time to time, we may originate ARM loans at an initial rate lower than the index as a result of a discount on the spread for the initial adjustment period. ARM loans generally are subject to limitations on interest rate increases of 2% per adjustment period and an aggregate adjustment of 6% over the life of the loan. We originated and purchased adjustable rate residential mortgage loans totaling $23.6 million, $21.5 million and $19.1 million during 2012, 2011 and 2010, respectively.

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

At December 31, 2012, $55.4 million, or 27.00%, of our residential mortgage loans consisted of fixed-rate loans. Our fixed-rate residential mortgage loans typically are originated for terms of 15 and 30 years and are competitively priced based on market conditions and our cost of funds. We originated and purchased $2.7 million, $2.6 million and $16.0 million in 15-year fixed-rate residential mortgages in 2012, 2011 and 2010, respectively. We did not originate or purchase any 30-year fixed-rate residential mortgages in 2012, 2011 and 2010.

 At December 31, 2012, home equity loans totaled $61.8 million, or 1.92%, of gross loans. Home equity loans are included in our portfolio of residential mortgage loans. These loans are offered as adjustable-rate “home equity lines of credit” on which interest only is due for an initial term of 10 years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 30 years.  These adjustable “home equity lines of credit” may include a “floor” and/or a “ceiling” on the interest rate that we charge for these loans. These loans also may be offered as fully amortizing closed-end fixed-rate loans for terms up to 15 years.  The majority of home equity loans originated are owner occupied one-to-four family residential properties and condominium units.  To a lesser extent, home equity loans are also originated on one-to-four residential properties held for investment and second homes.  All home equity loans are subject to an 80% loan-to-value ratio computed on the basis of the aggregate of the first mortgage loan amount outstanding and the proposed home equity loan. They are generally granted in amounts from $25,000 to $300,000.

Construction Loans.  At December 31, 2012, construction loans totaled $14.4 million, or 0.45%, of gross loans. Our construction loans primarily have been made to finance the construction of one-to-four family residential properties, multi-family residential properties and residential condominiums. We also, to a limited extent, finance the construction of commercial real estate. Our policies provide that construction loans may be made in amounts up to 70% of the estimated value of the developed property and only if we obtain a first lien position on the underlying real estate. However, we generally limit construction loans to 60% of the estimated value of the developed property. In addition, we generally require personal guarantees on all construction loans. Construction loans are generally made with terms of two years or less. Advances are made as construction progresses and inspection warrants, subject to continued title searches to ensure that we maintain a first lien position.  We made advances on construction loans of $0.8 million, $1.7 million and $10.5 million during 2012, 2011 and 2010, respectively.

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

Small Business Administration Lending.  At December 31, 2012, SBA loans totaled $9.5 million, representing 0.29%, of gross loans. These loans are extended to small businesses and are guaranteed by the SBA up to a maximum of 85% of the loan balance for loans with balances of $150,000 or less, and to a maximum of 75% of the loan balance for loans with balances greater than $150,000. Under The American Recovery and Reinvestment Act of 2009, the maximum loan guarantee to banks under the SBA 7a loan program was increased to 90% and the guarantee fee paid by the Bank (up to 3.5% of guaranteed loan amount) has been waived. This program was extended to December 31, 2010 by the Small Business Jobs Act of 2010. We also provide term loans and lines of credit up to $350,000 under the SBA Express Program, on which the SBA provides a 50% guaranty. The maximum loan size under the SBA guarantee program was $2.0 million, with a maximum loan guarantee of $1.5 million. The Small Business Jobs Act of 2010 permanently increased the limits to a maximum loan size of $5.0 million, with a maximum loan guarantee of $3.75 million. All SBA loans are underwritten in accordance with SBA Standard Operating Procedures which requires collateral and the personal guarantee of the owners with more than 20% ownership from SBA borrowers.  Typically, SBA loans are originated in the range of $25,000 to $2.0 million with terms ranging from one to seven years and up to 25 years for owner occupied commercial real estate mortgages.  SBA loans are generally offered at adjustable rates tied to the prime rate (as published in the Wall Street Journal) with adjustment periods of one to three months.  We generally sell the guaranteed portion of certain SBA term loans in the secondary market, realizing a gain at the time of sale, and retain the servicing rights on these loans, collecting a servicing fee of approximately 1%. We originated and purchased $0.5 million, $3.5 million and $3.9 million of SBA loans during 2012, 2011 and 2010, respectively.

Commercial Business and Other Lending. At December 31, 2012, commercial business and other loans totaled $305.0 million, or 9.47%, of gross loans. We originate other loans for business, personal, or household purposes. Business loans generally require the personal guarantees of the owners and are typically secured by the business assets of the borrower, including accounts receivable, inventory, equipment and real estate.  Included in commercial business loans are loans made to New York City taxi medallion owners. These loans, which totaled $9.9 million at December 31, 2012, are secured through liens on the taxi medallions.  We originate and purchase taxi medallion loans up to 80% of the value of the taxi medallion. We originated and purchased $239.5 million, $102.0 million and $132.7 million of commercial business loans during 2012, 2011 and 2010, respectively. Consumer loans generally consist of overdraft lines of credit. Generally, unsecured consumer loans are limited to amounts of $5,000 or less for terms of up to five years.

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

Loan Extensions, Renewals, Modifications and Restructuring. Extensions, renewals, modifications or restructuring a loan, other than a loan that is classified as a TDR, requires the loan to be fully underwritten in accordance with our policy for new loans. The borrower must be current to have a loan extended, renewed or restructured. Our policy for modifying a mortgage loan due to the borrower’s request for changes in the terms will depend on the changes requested. The borrower must be current and have a good payment history to have a loan modified. If the borrower is seeking additional funds, the loan is fully underwritten in accordance with our policy for new loans. If the borrower is seeking a reduction in the interest rate due to a decline in interest rates in the market, we generally limit our review as follows: (1) for income producing properties and business loans, to a review of the operating results of the property/business and a satisfactory inspection of the property, and (2) for one-to-four residential properties, to a satisfactory inspection of the property. Our policy on restructuring a loan when the loan will be classified as a TDR requires the loan to be fully underwritten in accordance with Company policy. The borrower must demonstrate the ability to repay the loan under the new terms. When the restructuring results in a TDR, we may waive some requirements of Company policy provided the borrower has demonstrated the ability to meet the requirements of the restructured loan and repay the restructured loan. While our formal lending policies do not prohibit making additional loans to a borrower or any related interest of the borrower who is past due in principal or interest more than 90 days, it has been our practice not to make additional loans to a borrower or a related interest of the borrower if the borrower is past due more than 90 days as to principal or interest. During the most recent three fiscal years, we did not make any additional loans to a borrower or any related interest of the borrower who was past due in principal or interest more than 90 days. All extensions, renewals, restructurings and modifications must be approved by either the Loan Committee or the Bank Board of Directors.

Loan Approval Procedures and Authority.  The Board of Directors of the Company (the “Board of Directors”) approved lending policies establishes loan approval requirements for our various types of loan products.  Our Residential Mortgage Lending Policy (which applies to all one-to-four family mortgage loans, including residential and mixed-use property) establishes authorized levels of approval. One-to-four family mortgage loans that do not exceed $750,000 require two signatures for approval, one of which must be from either the President, Executive Vice President or a Senior Vice President (collectively, “Authorized Officers”) and the other from a Senior Underwriter, Manager, Underwriter or Junior Underwriter in the Residential Mortgage Loan Department (collectively, “Loan Officers”), and ratification by the Management Loan Committee. For one-to-four family mortgage loans from $750,000 to $1.0 million, three signatures are required for approval, at least two of which must be from Authorized Officers, and the other one may be a Loan Officer, and ratification by the Management Loan Committee. The Loan Committee or the Bank Board of Directors also must approve one-to-four family mortgage loans in excess of $1.0 million. Pursuant to our Commercial Real Estate Lending Policy, all loans secured by commercial real estate and multi-family residential properties must be approved by the President or the Executive Vice President, Chief of Real Estate Lending upon the recommendation of the appropriate Senior Vice President, and ratification by the Management Loan Committee.  Such loans in excess of $1.0 million up to and including $2.5 million must also be approved by the Management Loan Committee and ratified by the Loan Committee or the Bank Board of Directors. Such loans in excess of $2.5 million also require Loan Committee or Bank Board of Directors approval. In accordance with our Business Credit Policy all business and SBA loans up to $1.0 million and commercial and industrial loans/professional mortgage loans up to $1.5 million must be approved by the Business Loan Committee and ratified by the Management Loan Committee. Business and SBA loans in excess of $1.0 million up to $2.0 million, and commercial and industrial loans/professional mortgage loans in excess of $1.5 million up to $2.5 million, must be approved by the Management Loan Committee and ratified by the Loan Committee. Commercial business and other loans require two signatures for approval, one of which must be from an Authorized Officer. Our Construction Loan Policy requires construction loans up to and including $1.0 million must be approved by the Executive Vice President, Chief of Real Estate Lending and the Senior Vice President of Commercial Real Estate, and ratified by the Management Loan Committee or the Loan Committee. Such loans in excess of $1.0 million up to and including $2.5 million require the same officer approvals, approval of the Management Loan Committee, and ratification of the Loan Committee or the Bank Board of Directors.  Construction loans in excess of $2.5 million up to and including $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Loan Committee or the Bank Board of Directors. Construction loans in excess of $15.0 million require the same officer approvals, approval by the Management Loan Committee, and approval of the Bank Board of Directors.  Any loan, regardless of type, that deviates from our written credit policies must be approved by the Loan Committee or the Bank Board of Directors.

For all loans originated by us, upon receipt of a completed loan application, a credit report is ordered and certain other financial information is obtained. An appraisal of the real estate intended to secure the proposed loan is required to be received. An independent appraiser designated and approved by us currently performs such appraisals.  Our staff appraisers review all appraisals. The Bank Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank’s appraisal policy.  It is our policy to require borrowers to obtain title insurance and hazard insurance on all real estate loans prior to closing. For certain borrowers, and/or as required by law, the Bank may require escrow funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes and, in some cases, hazard insurance premiums.

Loan Concentrations.  The maximum amount of credit that the Bank can extend to any single borrower or related group of borrowers generally is limited to 15% of the Bank’s unimpaired capital and surplus, or $63.8 million at December 31, 2012.  Applicable laws and regulations permit an additional amount of credit to be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  See “-Regulation.”  However, it is currently our policy not to extend such additional credit. At December 31, 2012, there were no loans in excess of the maximum dollar amount of loans to one borrower that the Bank was authorized to make. At that date, the three largest concentrations of loans to one borrower consisted of loans secured by a combination of commercial real estate and multi-family income producing properties with an aggregate principal balance of $53.1 million, $40.8 million and $38.0 million for each of the three borrowers, respectively.

Loan Servicing.  At December 31, 2012, we were servicing $5.2 million of mortgage loans and $13.0 million of SBA loans for others. Our policy is to retain the servicing rights to the mortgage and SBA loans that we sell in the secondary market. In order to increase revenue, management intends to continue this policy.

Asset Quality

Loan Collection.  When a borrower fails to make a required payment on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. In the case of mortgage loans, personal contact is made with the borrower after the loan becomes 30 days delinquent. We take a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with one of our representatives. When deemed appropriate, short-term payment plans have been developed that enable borrowers to bring their loans current, generally within six to nine months. At times, when a borrower is experiencing financial difficulties, we may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as “Troubled Debt Restructured”.  At December 31, 2012, we had $31.5 million of mortgage loans classified as Troubled Debt Restructured, with $19.9 million of these loans performing according to their restructured terms and $11.6 million not performing according to their restructured terms. We review delinquencies on a loan by loan basis, diligently exploring ways to help borrowers meet their obligations and return them back to current status, and we have increased staffing to handle delinquent loans by hiring people experienced in loan workouts.

When the borrower has indicated that they will be unable to bring the loan current, or due to other circumstances which, in our opinion, indicate the borrower will be unable to bring the loan current within a reasonable time, the loan is classified as non-performing. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. At December 31, 2012, there were two loans, which totaled $0.6 million, past due 90 days or more and still accruing interest.

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

This strategy of selling non-performing loans has allowed us to optimize our return by quickly converting our non-performing loans to cash, which can then be reinvested in earning assets. This strategy also allows us to avoid lengthy and costly legal proceedings that may occur with non-performing loans. We sold 77 delinquent mortgage loans totaling $44.2 million, 44 delinquent mortgage loans totaling $27.8 million, and 20 delinquent mortgage loans totaling $9.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. We recorded net charge-offs of $5.7 million, $3.7 million and $0.7 million to the allowance for loan losses for the non-performing loans that were sold during 2012, 2011 and 2010, respectively.  We realized gross gains of $21,000, $167,000 and $21,000 on the sale of non-performing mortgage loans for the years ended December 31, 2012, 2011 and 2010, respectively.  We realized gross losses of $69,000 and $4,000 on the sale of non-performing mortgage loans for the years ended December 31, 2012 and 2010, respectively. We did not record any gross losses for the year ended December 31, 2011. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration.

On mortgage loans or loan participations purchased by us for whom the seller retains the servicing rights, we receive monthly reports with which we monitor the loan portfolio.  Based upon servicing agreements with the servicers of the loans, we rely upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between us and our servicing agents. The servicers are required to submit monthly reports on their collection efforts on delinquent loans. At December 31, 2012, we held $151.2 million of loans that were serviced by others.

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

The following table shows our recorded investment in loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Multi-family residential	$2,347	$9,412	$7,946	$478	$-
Commercial real estate	8,499	2,499	5,815	1,441	-
One-to-four family mixed-use property	2,336	795	206	575	-
One-to-four family residential	374	-	-	-	-
Construction	3,805	5,888	-	-	-
Commercial business and other	2,540	2,000	-	-	-
Total performing troubled debt restructered	$19,901	$20,594	$13,967	$2,494	$-

Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table above, as they are placed on non-accrual status and reported as non-performing loans. At December 31, 2012 and 2011, there were seven loans totaling $11.6 million and six loans totaling $17.2 million, respectively, which were restructured as TDR which were not performing in accordance with their restructured terms

Delinquent Loans and Non-performing Assets. We generally discontinue accruing interest on delinquent loans when a loan is 90 days past due or foreclosure proceedings have been commenced, whichever first occurs.  At that time, previously accrued but uncollected interest is reversed from income. Loans in default 90 days or more as to their maturity date but not their payments, however, continue to accrue interest as long as the borrower continues to remit monthly payments.

The following table shows our non-performing assets, including Loans held for sale, at the dates indicated.  During the years ended December 31, 2012, 2011 and 2010, the amounts of additional interest income that would have been recorded on non-accrual loans, had they been current, totaled $7.3 million, $7.5 million and $7.4 million, respectively.  These amounts were not included in our interest income for the respective periods.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Loans 90 days or more past due and still accruing:
Multi-family residential	$-	$6,287	$103	$-	$-
Commercial real estate	-	92	3,328	471	425
One-to-four family - residential	-	-	-	2,784	889
Commercial Business and other	644	-	6	-	-
Total	644	6,379	3,437	3,255	1,314
Non-accrual mortgage loans:
Multi-family residential	16,486	19,946	35,633	27,483	12,011
Commercial real estate	15,640	19,895	22,806	18,153	7,251
One-to-four family mixed-use property	18,280	28,429	30,478	23,422	10,639
One-to-four family residential	13,726	12,766	10,695	4,959	1,121
Co-operative apartments	234	152	-	78	-
Construction	7,695	14,721	4,465	1,639	4,457
Total	72,061	95,909	104,077	75,734	35,479
Non-accrual non-mortgage loans:
Small Business Administration	283	493	1,159	1,232	354
Commercial Business and other	16,860	14,660	3,419	3,151	2,825
Total	17,143	15,153	4,578	4,383	3,179
Total non-accrual loans	89,204	111,062	108,655	80,117	38,658
Total non-performing loans	89,848	117,441	112,092	83,372	39,972
Other non-performing assets:
Real Estate Owned	5,278	3,179	1,588	2,262	125
Investment securities	3,332	2,562	5,134	5,134	607
Total	8,610	5,741	6,722	7,396	732
Total non-performing assets	$98,458	$123,182	$118,814	$90,768	$40,704

Non-performing loans to gross loans	2.79%	3.65%	3.44%	2.60%	1.35%
Non-performing assets to total assets	2.21%	2.87%	2.75%	2.19%	1.03%

The following table shows our delinquent loans that are less than 90 days past due and still accruing interest at the periods indicated:

	December 31, 2012		December 31, 2011
	60 - 89	30 - 59	60 - 89	30 - 59
	days	days	days	days
	(In thousands)

Multi-family residential	$4,827	$24,059	$6,341	$20,083
Commercial real estate	3,622	9,764	1,797	10,712
One-to-four family - mixed-use property	3,368	21,012	3,027	20,480
One-to-four family - residential	1,886	3,407	1,769	4,699
Co-operative apartments	-	-	-	-
Construction loans	-	2,462	-	5,065
Small Business Administration	-	404	-	16
Taxi medallion	-	-	-	71
Commercial business and other	6	2	966	1,056
Total	$13,709	$61,110	$13,900	$62,182

Hurricane Sandy.  Hurricane Sandy swept through the New York City Metropolitan area, our primary market, in late October. This hurricane caused significant damage to numerous homes and businesses throughout the area. In working with its borrowers and depositors affected by this hurricane, the Bank has entered into payment agreements on 27 mortgages totaling $17.8 million. These agreements provide for partial payment deferrals, generally for 90 days. These agreements are intended to provide the borrowers the opportunity to fully assess any damage to the properties, apply for and receive insurance proceeds, and repair damages to the properties. Each borrower is required, commencing at the end of the deferral period, to begin making their regularly scheduled loan payments plus a portion of the deferred amounts. The Bank does not expect to incur significant losses on these mortgages. The Bank does not consider these loans to be TDR as the time period for deferral of payments is not significant. In the table above, the 30-59 days column and the 60-89 days column include $8.7 million and $1.9 million, respectively, in loans related to Hurricane Sandy.

Other Real Estate Owned.  We aggressively market our Other Real Estate Owned (“OREO”) properties. At December 31, 2012, we owned 11 properties with a combined fair value of $5.3 million. At December 31, 2011, we owned seven properties with a combined fair value of $3.2 million. At December 31, 2010, we owned six properties with a fair value of $1.6 million.

Investment Securities.  Non-performing investment securities included two pooled trust preferred securities with fair values totaling $3.3 million and $2.6 million at December 31, 2012 and 2011, respectively.

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

Classified Assets.   Our policy is to review our assets, focusing primarily on the loan portfolio, OREO and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets, and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss” which are considered “Classified Assets,” as deemed necessary.  These loan designations are updated quarterly. We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  We do not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $224.2 million at December 31, 2012, a decrease of $80.9 million from $305.1 million at December 31, 2011.

The following table sets forth the Banks’ Criticized and Classified assets at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	53,044	121,946	1,324	-	176,314

Investment Securities: (1)
Pooled trust preferred securities	-	16,189	-	-	16,189
Private issue CMO	-	26,429	-	-	26,429
Total investment securities	-	42,618	-	-	42,618
Other Real Estate Owned	-	5,278	-	-	5,278
Total	$53,044	$169,842	$1,324	$-	$224,210

The following table sets forth the Banks’ Criticized and Classified assets at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	66,943	177,391	1,383	-	245,717

Investment Securities: (1)
Pooled trust preferred securities	-	15,344	-	-	15,344
Private issue CMO	-	40,905	-	-	40,905
Total investment securities	-	56,249	-	-	56,249
Other Real Estate Owned	-	3,179	-	-	3,179
Total	$66,943	$236,819	$1,383	$-	$305,145

(1)
Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $35.2 million and $41.1 million at December 31, 2012 and 2011, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation had two private issue trust preferred securities classified as Substandard at December 31, 2012 and 2011, with a combined market value of $0.8 million.

On a quarterly basis all mortgage loans that are classified as Substandard or Doubtful and collateral dependent loans categorized as Special Mention are internally reviewed for impairment, based on updated cash flows for income producing properties, or updated independent appraisals.  The loan balances of collateral dependent loans reviewed for impairment are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off against the allowance for loan losses. At December 31, 2012, the current loan-to-value ratio on our collateral dependent loans reviewed for impairment was 57.5%.

We classify investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have classified a total of nine investment securities that are held at the Bank as Substandard at December 31, 2012. Our classified investment securities at December 31, 2012 held by the Bank include five private issue collateralized mortgage obligations (“CMOs”) rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at December 31, 2012 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through December 31, 2012, two of the pooled trust preferred securities and four private issue CMOs are not paying principal and interest as scheduled. The remaining investment securities continued to pay interest and principal as scheduled at December 31, 2012. We test each of these securities quarterly, through an independent third party, for impairment.

There were $0.8 million, $1.6 million and $2.0 million in credit related other-than-temporary impairment (“OTTI”) charges recorded for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012 we recorded OTTI charges of $0.8 million on five private issue collateralized mortgage obligations. During 2011 we recorded OTTI charges of $1.6 million on five private issue collateralized mortgage obligations. During 2010 we recorded OTTI charges of $1.1 million on four private issue collateralized mortgage obligations and $1.0 million on one pooled trust preferred securities.

Allowance for Loan Losses

We have established and maintain on our books an allowance for loan losses that is designed to provide a reserve against estimated losses inherent in our overall loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated quarterly), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and local and national economic conditions. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraisal values of collateral, national and local economic conditions and other factors. We review our loan portfolio by separate categories with similar risk and collateral characteristics. Impaired loans are segregated and reviewed separately. All non-accrual loans are classified impaired. Impaired loans secured by collateral are reviewed based on the fair value of their collateral. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed, based on updated cash flows for income producing properties, and at times an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the property’s updated fair value. We consider fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off. When evaluating a loan for impairment, we do not rely on guarantees, and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories are also taken into account in determining the appropriate amount of allowance. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis.

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories which have similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. General provisions are established against performing loans in our portfolio in amounts deemed prudent based on our qualitative analysis of the factors, including the historical loss experience, delinquency trends and local economic conditions. We incurred total net charge-offs of $20.2 million and $18.9 million during the years ended December 31, 2012 and 2011, respectively.  The national and local economies were generally considered to be in a recession from December 2007 through the middle of 2009. This has resulted in increased unemployment and declining property values, although the property value declines in the New York City metropolitan area have not been as great as many other areas of the country. While the national and local economies have shown signs of improvement since the second half of 2009, unemployment has remained at elevated levels. This deterioration in the economy has resulted in the balance of our non-performing loans remaining at an elevated level. Non-performing loans totaled $89.8 million and $117.4 million at December 31, 2012 and 2011, respectively.   The Bank’s underwriting standards generally require a loan-to-value ratio of no more than 75% at the time the loan is originated. At December 31, 2012, the outstanding principal balance of our impaired mortgage loans was less than 58% of the estimated current value of the supporting collateral, after considering the charge-offs that have been recorded. We have not been affected by the defaults of sub-prime mortgages as we do not originate, or hold in portfolio, sub-prime mortgages. A provision for loan losses of $21.0 million, $21.5 million and $21.0 million was recorded for the years ended December 31, 2012, 2011 and 2010, respectively.  Management has concluded, and the Board of Directors has concurred, that at December 31, 2012, the allowance was sufficient to absorb losses inherent in our loan portfolio.

Our determination as to the classification of our assets and the amount of our valuation allowance is subject to review by our regulators, which can require the establishment of additional general allowances or specific loss allowances or require charge-offs. Such authorities may require us to make additional provisions to the allowance based on their judgments about information available to them at the time of their examination. A policy statement provides guidance for examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The policy statement requires that if a savings institution’s general valuation allowance policies and procedures are deemed to be inadequate, recommendations for correcting deficiencies, including any examiner concerns regarding the level of the allowance, should be noted in the report of examination. Additional supervisory action may also be taken based on the magnitude of the observed shortcomings in the allowance process, including the materiality of any error in the reported amount of the allowance.

Management believes that our current allowance for loan losses is adequate in light of current economic conditions, the composition of our loan portfolio, the level and type of delinquent loans, charge-offs recorded and other available information and the Board of Directors concurs in this belief. At December 31, 2012, the total allowance for loan losses was $31.1 million, representing 34.62% of non-performing loans and 31.59% of non-performing assets, compared to 25.84% of non-performing loans and 24.63% of non-performing assets at December 31, 2011. We continue to monitor and, as necessary, modify the level of our allowance for loan losses in order to maintain the allowance at a level which we consider adequate to provide for probable loan losses based on available information.

Many factors may require additions to the allowance for loan losses in future periods beyond those currently revealed. These factors include further adverse changes in economic conditions, changes in interest rates and changes in the financial capacity of individual borrowers (any of which may affect the ability of borrowers to make repayments on loans), changes in the real estate market within our lending area and the value of collateral, or a review and evaluation of our loan portfolio in the future. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral, national and local economic conditions, interest rates and other factors. In addition, our overall level of credit risk inherent in our loan portfolio can be affected by the loan portfolio’s composition. At December 31, 2012, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 83.4% of our gross loans. The greater risk associated with these loans, as well as business loans, could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans that is in excess of the allowance we currently maintain.  Provisions for loan losses are charged against net income.  See “—Lending Activities” and “—Asset Quality.”

The following table sets forth changes in, and the balance of, our allowance for loan losses.

	At and for the years ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of year	$30,344	$27,699	$20,324	$11,028	$6,633

Provision for loan losses	21,000	21,500	21,000	19,500	5,600

Loans charged-off:
Multi-family residential	(6,016)	(6,807)	(5,790)	(2,327)	(496)
Commercial real estate	(2,746)	(5,172)	(2,685)	(728)	-
One-to-four family mixed-use property	(4,286)	(2,644)	(2,580)	(1,009)	-
One-to-four family residential	(1,583)	(2,226)	(236)	(284)	-
Co-operative apartment	(62)	-	-	-	-
Construction	(4,591)	(1,088)	(1,879)	(1,075)	-
SBA	(324)	(871)	(925)	(1,106)	(759)
Commercial business and other loans	(1,661)	(642)	(500)	(3,842)	(36)
Total loans charged-off	(21,269)	(19,450)	(14,595)	(10,371)	(1,291)

Recoveries:
Mortgage loans	838	523	183	1	-
SBA, commercial business and other loans	191	72	787	166	86
Total recoveries	1,029	595	970	167	86
Net charge-offs	(20,240)	(18,855)	(13,625)	(10,204)	(1,205)
Balance at end of year	$31,104	$30,344	$27,699	$20,324	$11,028

Ratio of net charge-offs during the year to average loans outstanding during the year	0.64%	0.59%	0.42%	0.33%	0.04%
Ratio of allowance for loan losses to gross loans at end of the year	0.97%	0.94%	0.85%	0.63%	0.37%
Ratio of allowance for loan losses to non-performing loans at the end of the year	34.62%	25.84%	24.71%	24.38%	27.59%
Ratio of allowance for loan losses to non-performing assets at the end of the year	31.59%	24.63%	23.31%	22.39%	27.09%

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

	At December 31,
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		Category to		Category to		Category to		Category to		Category to
Loan Category	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
	(Dollars in thousands)
Mortgage loans:

Multi-family residential	$13,001	47.62%	$11,267	43.28%	$9,007	38.41%	$6,581	36.17%	$3,233	33.80%
Commercial real estate	5,705	16.00	5,210	18.07	4,905	20.33	4,395	21.42	1,360	23.24
One-to-four family mixed-use property	5,960	19.79	5,314	21.59	5,997	22.36	4,339	23.24	2,904	25.45
One-to-four family residential	1,999	6.18	1,649	6.86	938	7.40	844	7.80	393	8.09
Co-operative apartment	46	0.20	80	0.17	17	0.19	17	0.20	9	0.22
Construction	66	0.45	668	1.47	589	2.32	1,281	3.04	910	3.51
Gross mortgage loans	26,777	90.24	24,188	91.44	21,453	91.01	17,457	91.87	8,809	94.31

Non-mortgage loans:

Small Business Administration	505	0.29	987	0.44	1,303	0.54	965	0.55	464	0.67
Taxi Medallion	7	0.31	41	1.69	639	2.71	583	1.92	91	0.44
Commercial business and other	3,815	9.16	5,128	6.43	4,304	5.74	1,319	5.66	1,664	4.58
Gross non-mortgage loans	4,327	9.76	6,156	8.56	6,246	8.99	2,867	8.13	2,219	5.69
Total loans	$31,104	100.00%	$30,344	100.00%	$27,699	100.00%	$20,324	100.00%	$11,028	100.00%

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

Although we have authority to invest in various types of assets, we primarily invest in mortgage-backed securities, U. S. government obligations, mutual funds that purchase these same instruments and corporate bonds. We did not hold any issues of foreign sovereign debt at December 31, 2012 and 2011.

Our Investment Committee meets quarterly to monitor investment transactions and to establish investment strategy. The Board of Directors reviews the investment policy on an annual basis and investment activity on a monthly basis.

We classify our investment securities as available for sale. We carry some of our investments under the fair value option. Unrealized gains and losses for investments carried under the fair value option are included in our Consolidated Statements of Income. Unrealized gains and losses on the remaining investment portfolio, other than unrealized credit losses considered other than temporary, are excluded from earnings and included in Accumulated Other Comprehensive Income (a separate component of equity), net of taxes. At December 31, 2012, we had $949.6 million in securities available for sale, which represented 21.33% of total assets. These securities had an aggregate market value at December 31, 2012 that was approximately 2.1 times the amount of our equity at that date.

There were $0.8 million, $1.6 million and $2.0 million in credit related OTTI charges recorded for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012 we recorded OTTI charges of $0.8 million on five private issue collateralized mortgage obligations. During 2011 we recorded OTTI charges of $1.6 million on five private issue collateralized mortgage obligations. During 2010 we recorded OTTI charges of $1.1 million on four private issue collateralized mortgage obligations and $1.0 million on one pooled trust preferred security. As a result of the magnitude of our holdings of securities available for sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in our operating results and equity. See Notes 6 and 17 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

The table below sets forth certain information regarding the amortized cost and market values of our securities portfolio, interest-earning deposits and federal funds sold, at the dates indicated.  Securities available for sale are recorded at market value. See Notes 6 and 17 of Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report.

	At December 31,
	2012		2011		2010
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale
Bonds and other debt securities:
U.S. government and agencies	$31,409	$31,513	$1,980	$2,039	$10,556	$10,459
Municipal securities	74,228	75,297	4,534	4,531	5,412	5,413
Corporate debentures	83,389	87,485	20,777	20,592	2,698	2,698
Total bonds and other debt securities	189,026	194,295	27,291	27,162	18,666	18,570

Mutual funds	21,843	21,843	21,369	21,369	10,625	10,625

Equity securities:
Common stock	718	718	790	790	967	967
Preferred stock	17,079	12,597	21,233	15,921	22,346	19,950
Total equity securities	17,797	13,315	22,023	16,711	23,313	20,917

Mortgage-backed securities:
FNMA	168,040	175,929	175,627	182,630	192,750	194,540
REMIC and CMO	453,468	474,050	460,824	473,639	456,210	453,465
FHLMC	22,562	23,202	22,556	23,387	19,561	20,117
GNMA	43,211	46,932	62,040	67,632	81,439	85,955
Total mortgage-backed securities	687,281	720,113	721,047	747,288	749,960	754,077
Total securities available for sale	915,947	949,566	791,730	812,530	802,564	804,189

Interest-earning deposits and Federal funds sold	31,279	31,279	48,944	48,944	41,836	41,836

Total	$947,226	$980,845	$840,674	$861,474	$844,400	$846,025

Mortgage-backed securities. At December 31, 2012, we had $720.1 million invested in mortgage-backed securities, of which $26.3 million was invested in adjustable-rate mortgage-backed securities. The mortgage loans underlying these adjustable-rate securities generally are subject to limitations on annual and lifetime interest rate increases. We anticipate that investments in mortgage-backed securities may continue to be used in the future to supplement mortgage-lending activities. Mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize our obligations, including collateralizing of the governmental deposits of the Bank. However, during 2010 and continuing throughout 2011, the market for private issued mortgage-backed securities was somewhat illiquid. In addition, the ratings assigned to our holdings of private issued mortgage-backed securities have been reduced to below investment grade. As a result, we are not able to use private issued mortgage-backed securities to collateralize our obligations.

The following table sets forth our mortgage-backed securities purchases, sales and principal repayments for the years indicated:

	For the years ended December 31,
	2012	2011	2010
	(In thousands)

Balance at beginning of year	$747,288	$754,077	$648,443

Purchases of mortgage-backed securities	141,514	122,530	345,257

Amortization of unearned premium, net of accretion of unearned discount	(3,269)	(2,587)	(2,343)

Net change in unrealized gains on mortgage-backed securities available for sale	6,591	22,124	5,110

Net realized gains (losses) recorded on mortgage-backed securities carried at fair value	(381)	(636)	730

Net change in interest due on securities carried at fair value	(51)	(46)	(127)

Sales of mortgage-backed securities	(12,590)	-	(56,479)

Other-than-temporary impairment charges	(776)	(1,578)	(1,057)

Principal repayments received on mortgage-backed securities	(158,213)	(146,596)	(185,457)
Net increase (decrease) in mortgage-backed securities	(27,175)	(6,789)	105,634

Balance at end of year	$720,113	$747,288	$754,077

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

The table below sets forth certain information regarding the amortized cost, fair value, annualized weighted average yields and maturities of our investment in debt and equity securities and interest-earning deposits at December 31, 2012. The stratification of balances is based on stated maturities. Equity securities are shown as immediately maturing, except for preferred stocks with stated redemption dates, which are shown in the period they are scheduled to be redeemed. Assumptions for repayments and prepayments are not reflected for mortgage-backed securities. We carry these investments at their estimated fair value in the consolidated financial statements.

	One year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Securities
									Average
		Weighted		Weighted		Weighted		Weighted	Remaining		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Years to	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Maturity	Cost	Value	Yield
	(Dollars in thousands)
Securities available for sale

Bonds and other debt securities:
U.S. government and agencies	$1,385	4.15	$-	-	$10,027	2.99	$19,997	3.00%	10.16	$31,409	$31,513	3.05%
Municipal securities	1,000	0.40	-	-	9,303	4.15	63,925	4.13	16.76	74,228	75,297	4.08
Corporate debentures	-	-	59,018	1.07	20,500	2.10	3,871	0.89	4.31	83,389	87,485	1.31
Total bonds and other debt securities	2,385	2.58	59,018	1.07	39,830	2.80	87,793	3.73	10.17	189,026	194,295	2.69

Mutual funds	21,843	2.42	-	-	-	-	-	-	N/A	21,843	21,843	2.42

Equity securities:
Common stock	-	-	-	-	-	-	718	4.48	N/A	718	718	4.48
Preferred stock	-	-	-	-	-	-	17,079	3.92	N/A	17,079	12,597	3.92
Total equity securities	-	-	-	-	-	-	17,797	3.94	N/A	17,797	13,315	3.94

Mortgage-backed securities:
FNMA	8	6.00	389	5.99	39,158	3.39	128,485	3.88	16.06	168,040	175,929	3.77
REMIC and CMO	-	-	418	4.09	40,820	4.68	412,230	3.93	22.87	453,468	474,050	4.00
FHLMC	-	-	75	6.08	726	6.50	21,761	3.43	14.48	22,562	23,202	3.54
GNMA	-	-	-	-	-	-	43,211	5.28	25.78	43,211	46,932	5.28
Total mortgage-backed securities	8	6.00	882	5.10	80,704	4.07	605,687	4.00	21.11	687,281	720,113	4.01

Interest-earning deposits	31,279	0.25	-	-	-	-	-	-	N/A	31,279	31,279	0.25

Total	$55,515	1.20%	$59,900	1.13%	$120,534	3.65%	$711,277	3.96%	18.75	$947,226	$980,845	3.58%

Sources of Funds

General.  Deposits, FHLB-NY borrowings, repurchase agreements, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of loans and securities are our primary sources of funds for lending, investing and other general purposes.

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  Our deposits primarily consist of savings accounts, money market accounts, demand accounts, NOW accounts and certificates of deposit. We have a relatively stable retail deposit base drawn from our market area through our 17 full-service offices. We seek to retain existing depositor relationships by offering quality service and competitive interest rates, while keeping deposit growth within reasonable limits. It is management’s intention to balance its goal to maintain competitive interest rates on deposits while seeking to manage its cost of funds to finance its strategies.

In addition to our full-service offices we have an internet branch “iGObanking.com®”, which currently offers savings accounts, money market accounts, checking accounts, and certificates of deposit. This allows us to compete on a national scale without the geographical constraints of physical locations. Since the number of U.S. households with accounts at Web-only banks has grown, our strategy was to join the market place by creating a branch that offers clients the simplicity and flexibility of a virtual online bank, which is a division of a stable, traditional bank that was established in 1929.  At December 31, 2012 and 2011, total deposits for the internet branch were $294.1 million and $470.6 million, respectively.

The Bank provides, and its predecessor, the Commercial Bank, a New York State-chartered commercial bank, provided, banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts, and the various courts throughout the New York City metropolitan area. The Bank offers, and the Commercial Bank offered, a full range of deposit products. At December 31, 2012 and 2011, total deposits for the Commercial Bank were $697.0 million and $591.0 million, respectively.

Our core deposits, consisting of savings accounts, NOW accounts, money market accounts, and non-interest bearing demand accounts, are typically more stable and lower costing than other sources of funding.  However, the flow of deposits into a particular type of account is influenced significantly by general economic conditions, changes in prevailing money market and other interest rates, and competition. We experienced a decrease in our Due to deposits during 2012 of $131.1 million.  During the year ended December 31, 2012, the cost of due to Due to depositors’ decreased 23 basis points to 1.36% from 1.59% for the year ended December 31, 2011.  This decrease in the cost of deposits is primarily attributable to the Bank’s reducing the rates it pays on its deposit products. While we are unable to predict the direction of future interest rate changes, if interest rates rise during 2013, the result could be an increase in our cost of deposits, which could reduce our net interest margin. Similarly, if interest rates remain at their current level or decline in 2013, we could see a decline in our cost of deposits, which could increase our net interest margin.

Included in deposits are certificates of deposit with balances of $100,000 or more totaling $393.7 million, $565.7 million and $474.9 million at December 31, 2012, 2011 and 2010, respectively.

We utilize brokered certificates of deposit as an additional funding source and to assist in the management of our interest rate risk. We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. The Depository Trust Company is used as the clearing house, maintaining each deposit under the name of CEDE & Co. These deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. Unlike non-brokered certificates of deposit, where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also have in the past utilized brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor.

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

Brokered deposits and funds obtained through the CDARS® network are classified as brokered deposits for financial reporting purposes. At December 31, 2012, we had $522.1 million classified as brokered deposits.  The brokered certificates of deposit include $54.3 million obtained through the CDARS® network. We did not hold any brokered money market accounts at December 31, 2012.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	At December 31,
	2012			2011			2010
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
		of Total	Nominal		of Total	Nominal		of Total	Nominal
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)

Savings accounts	$288,398	9.56	0.19%	$349,630	11.11	0.32%	$388,512	12.17%	0.53%
NOW accounts	1,136,599	37.70	0.57	919,029	29.21	0.67	786,015	24.63	0.84
Demand accounts	155,789	5.17	-	118,507	3.77	-	96,198	3.02	-
Mortgagors' escrow deposits	32,560	1.08	0.09	29,786	0.95	0.21	27,315	0.86	0.21
Total	1,613,346	53.51	0.44	1,416,952	45.04	0.52	1,298,040	40.68	0.67

Money market accounts (7)	148,618	4.93	0.15	200,183	6.36	0.33	371,998	11.66	0.56

Certificate of deposit accounts with original maturities of:
Less than 6 Months (2)	58,705	1.95	0.22	14,643	0.47	0.17	21,245	0.67	0.37
6 to less than 12 Months (3)	25,147	0.83	0.13	22,849	0.73	0.20	38,959	1.22	0.59
12 to less than 30 Months (4)	298,557	9.90	0.97	647,872	20.58	1.79	620,737	19.46	1.92
30 to less than 48 Months (5)	84,902	2.82	2.13	91,702	2.91	2.21	88,659	2.78	2.36
48 to less than 72 Months (6)	720,329	23.89	2.54	685,432	21.79	2.81	714,948	22.40	3.09
72 Months or more	65,589	2.18	3.70	66,612	2.12	3.71	36,024	1.13	4.68
Total certificate of deposit accounts	1,253,229	41.56	2.04	1,529,110	48.60	2.31	1,520,572	47.66	2.50

Total deposits (1)	$3,015,193	100.00%	1.09%	$3,146,245	100.00%	1.38%	$3,190,610	100.00%	1.53%

(1)	Included in the above balances are IRA and Keogh deposits totaling $144.4 million, $168.8 million and $178.2million at December 31, 2012, 2011 and 2010, respectively.
(2)	Includes brokered deposits of $53.0 million, $10.9 million and $15.7 million at December 31, 2012, 2011 and 2010, respectively.
(3)	Includes brokered deposits of $0.8 million and 0.5 million at December 31, 2012 and 2010, respectively.
(4)	Includes brokered deposits of $20.9 million, $4.2 million and $28.9 million at December 31, 2012, 2011 and 2010, respectively.
(5)	Includes brokered deposits of $70.0 million, $188.5 million and $187.3 million at December 31, 2012, 2011 and 2010, respectively.
(6)	Includes brokered deposits of $314.6 million, $241.2 million and $246.0 million at December 31, 2012, 2011 and 2010, respectively.
(7)	Includes brokered deposits of $62.9 million and $35.1 million at December 31, 2012 and 2010, respectively.

The following table presents by various rate categories, the amount of time deposit accounts outstanding at the dates indicated, and the years to maturity of the certificate accounts outstanding at December 31, 2012.

					At December 31, 2012
		At December 31,			Within	One to
		2012	2011	2010	One Year	Three Years	Thereafter	Total
		(In thousands)
Interest rate:
1.99% or less	(1)	$571,109	$535,441	$411,507	$237,913	$272,607	$60,589	$571,109
2.00% to 2.99%	(2)	279,698	549,589	575,103	131,909	80,995	66,794	279,698
3.00% to 3.99%	(3)	370,570	401,650	414,464	27,859	294,465	48,246	370,570
4.00% to 4.99%	(4)	10,308	19,764	52,371	9,896	412	-	10,308
5.00% to 5.99%	(5)	21,544	22,666	67,127	2,477	19,067	-	21,544
Total		$1,253,229	$1,529,110	$1,520,572	$410,054	$667,546	$175,629	$1,253,229

(1)	Includes brokered deposits of $221.5 million, $104.0.million and $86.6 million at December 31, 2012, 2011 and 2010, respectively.
(2)	Includes brokered deposits of $152.1 million, $161.2 million and $156.9 million at December 31, 2012, 2011 and 2010, respectively.
(3)	Includes brokered deposits of $148.5 million, $177.8 million and $185.0 million at December 31, 2012, 2011 and 2010, respectively.
(4)	Includes brokered deposits of $10.1 million at December 31, 2010.
(5)	Includes brokered deposits of $1.7 million and $39.9 million at December 31, 2011 and 2010, respectively

The following table presents by remaining maturity categories the amount of certificate of deposit accounts with balances of $100,000 or more at December 31, 2012 and their annualized weighted average interest rates.

		Weighted
	Amount	Average Rate
	(Dollars in thousands)
Maturity Period:
Three months or less	$82,554	0.84%
Over three through six months	40,944	1.87
Over six through 12 months	50,600	1.27
Over 12 months	219,592	2.21
Total	$393,690	1.77%

The above table does not include brokered deposits issued in $1,000.00 amounts under a master certificate of deposit totaling $463.7 million with a weighted average rate of 2.20%.

The following table presents the deposit activity, including mortgagors’ escrow deposits, for the periods indicated.

	For the year ended December 31,
	2012	2011	2010
	(In thousands)
Net deposits (withdrawals)	$(172,519)	$(93,983)	$443,020
Amortization of premiums, net	1,085	1,187	820
Interest on deposits	40,382	48,431	53,655
Net increase (decrease) in deposits	$(131,052)	$(44,365)	$497,495

The following table sets forth the distribution of our average deposit accounts for the years indicated, the percentage of total deposit portfolio, and the average interest cost of each deposit category presented.  Average balances for all years shown are derived from daily balances.

	At December 31,
	2012			2011			2010

		Percent			Percent			Percent
	Average	of Total	Average	Average	of Total	Average	Average	of Total	Average
	Balance	Deposits	Cost	Balance	Deposits	Cost	Balance	Deposits	Cost
	(Dollars in thousands)

Savings accounts	$317,095	10.11%	0.22%	$369,206	11.59%	0.57%	$413,657	13.94%	0.81%
NOW accounts	1,025,116	32.67	0.61	838,648	26.33	0.79	683,390	23.04	1.10
Demand accounts	134,166	4.28	-	107,278	3.37	-	88,238	2.97	-
Mortgagors' escrow deposits	41,973	1.34	0.09	39,430	1.24	0.12	38,245	1.29	0.14
Total	1,518,350	48.40	0.46	1,354,562	42.53	0.65	1,223,530	41.24	0.89

Money market accounts	175,817	5.60	0.23	278,692	8.75	0.47	394,536	13.30	0.94

Certificate of deposit accounts	1,443,195	46.00	2.29	1,552,020	48.72	2.47	1,348,439	45.46	2.90
Total deposits	$3,137,362	100.00%	1.29%	$3,185,274	100.00%	1.52%	$2,966,505	100.00%	1.81%

Borrowings.  Although deposits are our primary source of funds, we also use borrowings as an alternative and cost effective source of funds for lending, investing and other general purposes. The Bank is a member of, and is eligible to obtain advances from, the FHLB-NY. Such advances generally are secured by a blanket lien against the Bank’s mortgage portfolio and the Bank’s investment in the stock of the FHLB-NY. In addition, the Bank may pledge mortgage-backed securities to obtain advances from the FHLB-NY. See “— Regulation — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance for purposes other than for meeting withdrawals fluctuates from time to time in accordance with the policies of the FHLB-NY. The Bank may also enter into repurchase agreements with broker-dealers and the FHLB-NY. These agreements are recorded as financing transactions and the obligations to repurchase are reflected as a liability in our consolidated financial statements. In addition, we issued junior subordinated debentures with a total par of $61.9 million in June and July 2007. These junior subordinated debentures are carried at fair value in the Consolidated Statement of Financial Condition. The average cost of borrowings was 2.98%, 4.08% and 4.41% for the years ended December 31, 2012, 2011 and 2010, respectively. The average balances of borrowings were $767.6 million, $693.4 million and $864.2 million for the same years, respectively.

The following table sets forth certain information regarding our borrowings at or for the periods ended on the dates indicated.

	At or for the years ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Securities Sold with the Agreement to Repurchase
Average balance outstanding	$185,300	$171,092	$174,750
Maximum amount outstanding at any month end during the period	185,300	185,300	186,900
Balance outstanding at the end of period	185,300	185,300	166,000
Weighted average interest rate during the period	3.62%	4.07%	4.30%
Weighted average interest rate at end of period	3.47	3.77	4.35

FHLB-NY Advances
Average balance outstanding	$557,147	$491,017	$656,244
Maximum amount outstanding at any month end during the period	739,183	562,576	772,115
Balance outstanding at the end of period	739,183	473,528	510,457
Weighted average interest rate during the period	2.33%	3.45%	4.00%
Weighted average interest rate at end of period	1.72	2.67	3.93

Other Borrowings
Average balance outstanding	$25,191	$31,299	$33,179
Maximum amount outstanding at any month end during the period	26,386	36,177	34,823
Balance outstanding at the end of period	23,922	26,311	32,226
Weighted average interest rate during the period	12.65%	13.82%	13.04%
Weighted average interest rate at end of period	6.92	16.96	13.89

Total Borrowings
Average balance outstanding	$767,638	$693,408	$864,173
Maximum amount outstanding at any month end during the period	948,405	777,373	993,838
Balance outstanding at the end of period	948,405	685,139	708,683
Weighted average interest rate during the period	2.98%	4.08%	4.41%
Weighted average interest rate at end of period	2.21	3.51	4.47

Subsidiary Activities

At December 31, 2012, Flushing Financial Corporation had four wholly owned subsidiaries: the Savings Bank and the Trusts. In addition, the Savings Bank had four wholly owned subsidiaries: the Commercial Bank, FSB Properties, Inc. (“Properties”), Flushing Preferred Funding Corporation (“FPFC”), and Flushing Service Corporation.

(a)           The Commercial Bank, a New York State-chartered commercial bank, was formed in response to a New York State Finance Law which requires that municipal deposits and state funds be deposited into a bank or trust company designated by the New York State Comptroller. It was formed for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area.

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

Personnel

At December 31, 2012, we had 362 full-time employees and 23 part-time employees. None of our employees are represented by a collective bargaining unit, and we consider our relationship with our employees to be good. At the present time, Flushing Financial Corporation only employs certain officers of the Bank. These employees do not receive any extra compensation as officers of Flushing Financial Corporation.

Omnibus Incentive Plan

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after adoption by the Board of Directors and approval by the stockholders.  The Omnibus Plan authorizes the Compensation Committee to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code. As of December 31, 2012, there are 543,050 shares available under the full value award plan and 56,440 shares under the non-full value plan.  We have applied the shares previously authorized by stockholders under the 1996 Stock Option Incentive Plan and the 1996 Restricted Stock Incentive Plan for use under the non-full value and full value plans, respectively, for future awards under the Omnibus Plan. All grants and awards under the 1996 Stock Option Incentive Plan and 1996 Restricted Stock Incentive Plan prior to the effective date of the Omnibus Plan remained outstanding as issued.  We will continue to maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis.   In May 2011, the Company’s stockholders approved an additional 625,000 shares for the full value pool.  The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company on the date of grant, and may not be repriced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years.

For additional information concerning this plan, see “Note 11 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

FEDERAL, STATE AND LOCAL TAXATION

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Federal Taxation

General.  We report our income using a calendar year and the accrual method of accounting.  We are subject to the federal tax laws and regulations which apply to corporations generally, and, since the enactment of the Small Business Job Protection Act of 1996 (the “Act”), those laws and regulations governing the Bank’s deductions for bad debts, described below.

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

REGULATION

General
The Bank is a New York State-chartered commercial bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is subject to extensive regulation and supervision by the NYDFS, as its chartering agency, by the FDIC, as its insurer of deposits, and by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Bank must file reports with the NYDFS, the FDIC, and the CFPB concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Bank is periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Bank and its operations, and the Company’s shareholders.

The Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the Federal Reserve Board of Governors (the “FRB”), the FDIC, the NYDFS, and the Securities and Exchange Commission (the “SEC”) under federal securities laws. In addition, the FRB periodically examines the Company. Certain of the regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and its holding companies.  In addition to creating the CFPB, the Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with assets of less than $15 billion. The exclusion of such proceeds will be phased in over a three-year period beginning in 2013.

The Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

The Dodd-Frank Act made many additional changes in banking regulation, including: authorizing depository institutions, for the first time, to pay interest on business checking accounts; requiring originators of securitized loans to retain a percentage of the risk for transferred loans; establishing regulatory rate-setting for certain debit card interchange fees; and establishing a number of reforms for mortgage lending and consumer protection.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based not on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

Many of the provisions of the Dodd-Frank Act are not yet effective. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although it is therefore difficult to predict at this time what impact the Dodd-Frank Act and the implementing regulations will have on the Company and the Bank, they may have a material impact on operations through, among other things, heightened regulatory supervision and increased compliance costs.

Basel III

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they did not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.  It is management’s belief that, as of December 31, 2012, we would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations that are ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

In addition, the FDIC has approved issuance of an interagency proposed rulemaking to implement certain provisions of Section 171 of the Dodd-Frank Act (“Section 171”). Section 171 provides that the capital requirements generally applicable to insured banks shall serve as a floor for other capital requirements the agencies establish. The FDIC has noted that the advanced approaches of Basel III allow for reductions in risk-based capital requirements below those generally applicable to insured banks and, accordingly, need to be modified to be consistent with Section 171.

New York State Law

The Bank derives its lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYDFS, as limited by FDIC regulations. Under these laws and regulations, banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets. The lending powers of New York State-chartered commercial banks are not subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.

The exercise by an FDIC-insured commercial bank of the lending and investment powers under New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank and commercial bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and the FDIC regulations issued pursuant thereto.

With certain limited exceptions, a New York State-chartered commercial bank may not make loans or extend credit for commercial, corporate, or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth or up to 25% for loans secured by collateral having an ascertainable market value at least equal to the excess of such loans over the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.  At December 31, 2012, the Bank’s largest aggregate amount of loans to one borrower was $53.1 million, all of which were performing according to their terms.  See “— General — Lending Activities.”

Under New York State Banking Law, New York State-chartered stock-form commercial banks may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the NYDFS that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

FDIC Regulations

Capital Requirements.  The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as a “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance-sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Commercial banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier 1 capital.

In addition, the FDIC has established regulations prescribing a minimum Tier 1 leverage capital ratio (the ratio of Tier 1 capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage capital ratio of 3% for institutions that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier 1 leverage capital ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

As of December 31, 2012, the Bank was deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. For a summary of the regulatory capital ratios of the Bank at December 31, 2012, see “Note 14 of Notes to Consolidated Financial Statements” in Item 8 of this Annual Report.

The regulatory capital regulations of the FDIC and other federal banking agencies provide that the agencies will take into account the exposure of an institution’s capital and economic value to changes in interest rate risk in assessing capital adequacy. According to such agencies, applicable considerations include the quality of the institution’s interest rate risk management process, overall financial condition, and the level of other risks at the institution for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Institutions that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information and audit systems; loan documentation; credit underwriting; the monitoring of interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to provide it with an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Real Estate Lending Standards.  The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that are (i) secured by real estate, or (ii) made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The FDIC guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Dividend Limitations.  The FDIC has authority to use its enforcement powers to prohibit a commercial bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Bank is also subject to dividend declaration restrictions imposed by New York State law as previously discussed under “New York State Law.”

Investment Activities.  Since the enactment of FDICIA, all state-chartered financial institutions, including commercial banks and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. In addition, the FDIC is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the insurance fund. The Gramm-Leach-Bliley Act of 1999 and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

Beginning 60 days after becoming “critically undercapitalized,” critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, or extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

Insurance of Deposit Accounts.  The deposits of the Bank are insured up to applicable limits by the DIF.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Historically, assessment rates ranged from seven to 77.5 basis points of each institution’s deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. On September 30, 2009, the FDIC collected, from all insured institutions, a special emergency assessment of five basis points of total assets minus Tier 1 capital (capped at ten basis points of an institution’s deposit assessment base as of June 30, 2009), in order to cover losses to the DIF. The FDIC considered the need for similar special assessments during the final two quarters of 2009. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The Bank prepaid a total of $16.9 million in risk-based assessments.

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 (later extended to December 31, 2010), and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 (later extended to October 31, 2009) would be guaranteed by the FDIC through June 30, 2012 or, in certain cases, until December 31, 2012. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest-bearing transaction accounts until December 31, 2012.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, leaving it, instead, to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%, which could result in our paying higher deposit insurance premiums in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that would lead to termination of the deposit insurance of the Bank.

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 (the “Funds Act”) was enacted. The Funds Act required Bank Insurance Fund (“BIF”) institutions, including the Savings Bank, beginning January 1, 1997, to pay a portion of the interest due on the Finance Corporation (“FICO”) bonds issued in connection with the savings and loan association crisis in the late 1980s, and required BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. We were required, as of January 1, 2000, to pay our full pro rata share of the FICO payments. The FICO assessment rate is subject to change. The Bank paid $299,000, $311,000 and $298,000 for their share of the interest due on FICO bonds in 2012, 2011 and 2010, respectively, which was included in FDIC insurance expense.

Brokered Deposits.  The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s normal market area or in the market area in which such deposits are being solicited.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. At December 31, 2012, the Bank had $522.1 million in brokered deposit accounts.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. An affiliate of a commercial bank is any company or entity that controls, is controlled by, or is under common control with, the institution, other than a subsidiary. Generally, an institution’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of an institution, and any companies that are controlled by such parent holding company, are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or at least as favorable to, the institution or its subsidiary as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by an institution to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, governs loans by a savings bank or commercial bank to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of an institution, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of the voting securities of an institution, and its respective related interests, unless such loan is approved in advance by a majority of the board of the institution’s directors. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans aggregating over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Community Reinvestment Act

Federal Regulation.  Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Savings Bank received a CRA rating of “Satisfactory” in its most recent completed CRA examination, which was completed as of April 30, 2012.  Institutions that receive less than a satisfactory rating may face difficulties in securing approval for new activities or acquisitions.  The CRA requires all institutions to make public disclosures of their CRA ratings. As a special purpose commercial bank, the Commercial Bank was not required to comply with the CRA prior to the Merger.  Since the Merger, the Bank is required to comply with CRA.

New York State Regulation.  The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application.

Federal Reserve System

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts. The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $79.5 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $79.5 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use its combined size and strength to obtain its necessary funding at the lowest possible cost. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. Pursuant to this requirement, at December 31, 2012, the Savings Bank was required to maintain $42.3 million of FHLB-NY stock, and the Commercial Bank was required to maintain $25,900 of FHLB-NY stock.  Subsequent to the Merger, the Bank remains a member of the FHLB-NY.

Holding Company Regulation

           Subsequent to the Merger, the Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as administered by the FRB.  The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYDFS.

FRB regulations generally prohibit a bank holding company from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling Bank as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment, or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis).  At December 31, 2012, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital.

Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codifies the source of financial strength policy and requires regulations to facilitate its application. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Under the FDI Act, a depository institution may be liable to the FDIC for losses caused the DIF if a commonly controlled depository institution were to fail. The Bank is commonly controlled within the meaning of that law.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

The Company, the Bank, and their respective affiliates will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is difficult for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

Acquisition of the Holding Company

           Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company and the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would, under the BHCA, be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock.  In addition to the CIBCA and the BHCA, New York State Banking Law generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in New York.

Federal Securities Law

The Company’s common stock and (associated preferred stock purchase rights) listed on the cover page of this report are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and reporting requirements, regulations governing proxy solicitations, insider trading restrictions, and other requirements under the Exchange Act.

 Consumer Financial Protection Bureau

Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction.

Mortgage Banking and Related Consumer Protection Regulations

The retail activities of the Bank, including lending and the acceptance of deposits, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act and Regulation Z issued by the FRB, governing disclosures of credit terms to consumer borrowers;
•
The Home Mortgage Disclosure Act and Regulation C issued by the FRB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act and Regulation B issued by the FRB, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	The Fair Credit Reporting Act and Regulation V issued by the FRB, governing the use and provision of information to consumer reporting agencies;
•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	The guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	The Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;
•	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;
•
The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
The Electronic Funds Transfer Act and Regulation E issued by the FRB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, the Bank and its subsidiaries may also be subject to certain state laws and regulations designed to protect consumers.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the Bank’s primary regulators to the CFPB. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.

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

Our Lending Activities Involve Risks that May Be Exacerbated Depending on the Mix of Loan Types

At December 31, 2012, our gross loan portfolio was $3,221.4 million, of which 90% was mortgage loans secured by real estate. The majority of these real estate loans were secured by multi-family residential property ($1,534.4 million), commercial real estate ($515.4 million) and one-to-four family mixed-use property ($637.4 million), which combined represent 83% of our loan portfolio. Our loan portfolio is concentrated in the New York City metropolitan area. Multi-family residential, one-to-four family mixed-use property, and commercial real estate mortgage loans, and construction loans, are generally viewed as exposing the lender to a greater risk of loss than fully underwritten one-to-four family residential mortgage loans and typically involve higher principal amounts per loan. Multi-family residential, one-to-four family mixed-use property and commercial real estate mortgage loans are typically dependent upon the successful operation of the related property, which is usually owned by a legal entity with the property being the entity’s only asset. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. If the borrower defaults, our only remedy may be to foreclose on the property, for which the market value may be less than the balance due on the related mortgage loan. We attempt to mitigate this risk by generally requiring a loan-to-value ratio of no more than 75% at a time the loan is originated. Repayment of construction loans is contingent upon the successful completion and operation of the project. The repayment of commercial business loans (the increased origination of which is part of management’s strategy), is contingent on the successful operation of the related business. Changes in local economic conditions and government regulations, which are outside the control of the borrower or lender, also could affect the value of the security for the loan or the future cash flow of the affected properties. We continually review the composition of our mortgage loan portfolio to manage the risk in the portfolio.

In addition, from time to time, we have originated one-to-four family residential mortgage loans without verifying the borrower’s level of income. These loans involve a higher degree of risk as compared to our other fully underwritten one-to-four family residential mortgage loans. These risks are mitigated by our policy to generally limit the amount of one-to-four family residential mortgage loans to 80% of the appraised value or sale price, whichever is less, as well as charging a higher interest rate than when the borrower’s income is verified.  At December 31, 2012, we had $20.8 million outstanding of one-to-four family residential properties originated to individuals based on stated income and verifiable assets, and $52.8 million advanced on home equity lines of credit for which we did not verify the borrowers income. The total loans for which we did not verify the borrower’s income at December 31, 2012 was $73.6 million, or 2.3% of gross loans. These types of loans are generally referred to as “Alt A” loans since the borrower’s income was not verified. These loans are not as readily saleable in the secondary market as our other fully underwritten loans, either as whole loans or when pooled or securitized. We no longer originate one-to-four family residential mortgage loans or home equity lines of credit to individuals without verifying their income. We have not originated, nor do we hold in portfolio, any subprime loans.

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

Failure to Effectively Manage Our Liquidity Could Significantly Impact Our Financial Condition and Results of Operations

Our liquidity is critical to our ability to operate our business. Our primary sources of liquidity are deposits, both retail deposits from our branch network including our internet branch and brokered deposits, and borrowed funds, primarily wholesale borrowing from the FHLB-NY and repurchase agreements from both the FHLB-NY and commercial banks.  Funds are also provided by the repayment and sale of securities and loans.  Our ability to obtain funds are influenced by many external factors, including but not limited to, local and national economic conditions, the direction of interest rates and competition for deposits in the markets we serve. Additionally, changes in the FHLB-NY underwriting guidelines may limit or restrict our ability to borrow.  A decline in available funding caused by any of the above factors or could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill our obligations such as repaying our borrowings or meeting deposit withdrawal demands.

Our Ability to Obtain Brokered Certificates of Deposit and Brokered Money Market Accounts as an Additional Funding Source Could be Limited

We utilize brokered certificates of deposit as an additional funding source and to assist in the management of our interest rate risk. The Bank had $522.1 million, or 17.3% of total deposits, and $444.8 million, or 14.1% of total deposits, in brokered deposit accounts at December 31, 2012 and 2011, respectively.  We have obtained brokered certificates of deposit when the interest rate on these deposits is below the prevailing interest rate for non-brokered certificates of deposit with similar maturities in our market, or when obtaining them allowed us to extend the maturities of our deposits at favorable rates compared to borrowing funds with similar maturities, when we are seeking to extend the maturities of our funding to assist in the management of our interest rate risk. Brokered certificates of deposit provide a large deposit for us at a lower operating cost as compared to non-brokered certificates of deposit since we only have one account to maintain versus several accounts with multiple interest and maturity checks. Unlike non-brokered certificates of deposit where the deposit amount can be withdrawn with a penalty for any reason, including increasing interest rates, a brokered certificate of deposit can only be withdrawn in the event of the death or court declared mental incompetence of the depositor. This allows us to better manage the maturity of our deposits and our interest rate risk. We also utilize brokers to obtain money market account deposits. The rate we pay on brokered money market accounts is the same or below the rate we pay on non-brokered money market accounts, and the rate is agreed to in a contract between the Bank and the broker. These accounts are similar to brokered certificates of deposit accounts in that we only maintain one account for the total deposit per broker, with the broker maintaining the detailed records of each depositor. The Bank did not hold any brokered money market accounts at December 31, 2012 and 2011.

The FDIC has promulgated regulations implementing limitations on brokered deposits. Under the regulations, well-capitalized institutions, such as the Bank, are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to restrictions on the interest rate that can be paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits.  Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. Should our capital ratios decline, this could limit our ability to replace brokered deposits when they mature.

The maturity of brokered certificates of deposit could result in a significant funding source maturing at one time. Should this occur, it might be difficult to replace the maturing certificates with new brokered certificates of deposit. We have used brokers to obtain these deposits which results in depositors with whom we have no other relationships since these depositors are outside of our market, and there may not be a sufficient source of new brokered certificates of deposit at the time of maturity. In addition, upon maturity, brokers could require us to offer some of the highest interest rates in the country to retain these deposits, which would negatively impact our earnings. The Bank mitigates this risk by obtaining brokered certificates of deposit with various maturities ranging up to five years, and attempts to avoid having a significant amount maturing in any one year.

The Markets in Which We Operate Are Highly Competitive

We face intense and increasing competition both in making loans and in attracting deposits. Our market area has a high density of financial institutions, many of which have greater financial resources, name recognition and market presence than us, and all of which are our competitors to varying degrees. Particularly intense competition exists for deposits and in all of the lending activities we emphasize. Our competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage banking companies, insurance companies, finance companies and credit unions. Management anticipates that competition for mortgage loans will continue to increase in the future. Our most direct competition for deposits historically has come from savings banks, commercial banks, savings and loan associations and credit unions. In addition, we face competition for deposits from products offered by brokerage firms, insurance companies and other financial intermediaries, such as money market and other mutual funds and annuities. Consolidation in the banking industry and the lifting of interstate banking and branching restrictions have made it more difficult for smaller, community-oriented banks, such as us, to compete effectively with large, national, regional and super-regional banking institutions. We launched an internet branch, “iGObanking.com®” a division of the Bank, to provide us with access to consumers in markets outside our geographic locations. The internet banking arena also has many larger financial institutions which have greater financial resources, name recognition and market presence than we do.

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

These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in privately issued mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not result in an other-than-temporary impairment charge being recorded in our financial statements.”

Changes in Laws and Regulations Could Adversely Affect Our Business

From time to time, legislation, such as the Dodd-Frank Act, is enacted or regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the New York legislature and before various bank regulatory agencies.  No prediction can be made as to the likelihood of any major changes (in addition to the Dodd-Frank Act) or the impact such changes might have on us. For a discussion of regulations affecting us, see “Business —Regulation” and “Business—Federal, State and Local Taxation” in Item 1 of this Annual Report.

There can be no assurance as to the actual impact that any laws, regulations or governmental programs that may be introduced or implemented in the future will have on the financial markets and the economy. A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our securities.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  There are many provisions of the Dodd-Frank Act which will be implemented through regulations to be adopted within specified time frames following the effective date of the Dodd-Frank Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  The full impact of the changes in regulation will depend on new regulations that have yet to be written.  The new regulations could have a material adverse effect on our business, financial condition or results of operations.  Although it is not possible for us to determine at this time whether the Dodd-Frank Act will have a material adverse effect on our business, financial condition or results of operations, we believe the following provisions of the Dodd-Frank Act will have an impact on us:

•
New Primary Regulatory.  On July 21, 2011, the OTS, our then primary federal regulator, was eliminated and the OCC took over the regulation of all federal savings banks, such as the Savings Bank.  The Federal Reserve acquired the OTS’s authority over all savings and loan holding companies, such as the Holding Company, and became the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions.  As a result, we became subject to regulation, supervision and examination by two federal banking agencies, the OCC and the Federal Reserve, rather than just by the OTS, as was previously the case.  The Dodd-Frank Act also provided for the creation of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.  As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies.

•
Consolidated Holding Company Capital Requirements.  The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of newly-issued trust preferred securities as a component of Tier 1 Capital for depository institution holding companies of our size.  As a result, no later than the fifth anniversary of the effective date of the Dodd-Frank Act, we will become subject to consolidated capital requirements to which we have not previously been subject. Effective February 28, 2013, when the Holding Company became a bank holding company, it became subject to consolidated capital requirements.

•
Roll Back of Federal Preemption.  The Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that federal savings associations and national banks currently enjoy by (1) permitting federal preemption of a state consumer financial law only if such law prevents or significantly interferes with the exercise of a federal savings association’s or national bank’s powers or such state law is preempted by another federal law, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

The Dodd-Frank Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities that remove certain obstacles to the conversion of savings associations to national banks.  We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

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

The Rights Plan, as well as certain provisions of our certificate of incorporation and bylaws, the Bank’s charter and bylaws, certain federal regulations and provisions of Delaware corporation law, and certain provisions of remuneration plans and agreements applicable to employees and officers of the Bank may have anti-takeover effects by discouraging potential proxy contests and other takeover attempts, particularly those which have not been negotiated with the Board of Directors.  The Rights Plan and those other provisions, as well as applicable regulatory restrictions, may also prevent or inhibit the acquisition of a controlling position in the Common Stock and may prevent or inhibit takeover attempts that certain stockholders may deem to be in their or other stockholders’ interest or in our interest, or in which stockholders may receive a substantial premium for their shares over then current market prices. The Rights Plan and those other provisions may also increase the cost of, and thus discourage, any such future acquisition or attempted acquisition, and would render the removal of the current Board of Directors or management of the Company more difficult.

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

The FDIC’s Adopted Restoration Plan and the Related Increased Assessment Rate Schedule May Have a Material Effect on Our Results of Operations

On October 19, 2010, the FDIC Board adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act, rather than 1.15% by the end of 2016 (as required under the prior restoration plan).  Among other things, the new restoration plan provides that the FDIC will forego the uniform three basis point increases in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and maintains the current assessment rate schedule.  The FDIC intends to pursue further rulemaking regarding the requirement under the Dodd-Frank Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as us) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.  In this connection, the FDIC Board approved a rule that implemented a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on total average assets less Tier 1 Capital (as defined for regulatory purposes).  The FDIC also lowered assessment rates. Effective April 1, 2011, the new assessment base is based on assets rather than domestic deposits which is a much larger assessment base than in the past.  The range of the base assessment rates is 2.5 to 45 basis points, whereas the prior range was 7 to 77.5 basis points.  In addition, the FDIC Board approved setting the designated DIF reserve ratio at 2% as a long-term, minimum goal, adopt a lower assessment rate schedule when the reserve ratio reaches 1.15% and, in lieu of FDIC dividends, adopt progressively lower assessment rate schedules when the reserve ratio reaches 2% and 2.5%.  Another rule approved by the FDIC Board, which replaces a proposed rule approved by the FDIC on April 13, 2010, would revise the deposit insurance assessment system for insured depository institutions with over $10 billion in assets.  This rule is not directly applicable to us.

There is no guarantee that the rules described above be sufficient for the DIF to meet its funding requirements, which may necessitate further rulemaking, special assessments or increases in deposit insurance premiums.  Any such future rulemaking, assessments or increases could have a further material impact on our results of operations.

A Failure in or Breach of Our Operational or Security Systems or Infrastructure, or Those of Our Third Party Vendors and Other Service Providers, Including as a Result of Cyber Attacks, Could Disrupt Our Business, Result in the Disclosure or Misuse of Confidential or Proprietary Information, Damage Our Reputation, Increase Our Costs and Cause Losses.

We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and clients.

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PC’s, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations.

Third parties with whom we do business or that facilitate our business activities, including financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect our financial condition or results of operations.

We May Experience Increased Delays in Foreclosure Proceedings

Foreclosure proceedings face increasing delays.  While we cannot predict the ultimate impact of any delay in foreclosure sales, we may be subject to additional borrower and non-borrower litigation and governmental and regulatory scrutiny related to our past and current foreclosure activities.  Delays in foreclosure sales, including any delays beyond those currently anticipated could increase the costs associated with our mortgage operations and make it more difficult for us to prevent losses in our loan portfolio.

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

The Current Economic Environment Poses Significant Challenges for us and Could Adversely Affect our Financial Condition and Results of Operations

We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  While the national and local economies showed signs of improvement since the second half of 2009, unemployment has remained at elevated levels. The housing market in the United States continued to see a significant slowdown during 2009, and foreclosures of single family homes rose to levels not seen in the prior five years.  The downturn in the housing market continued in 2011 and 2010, although the downturn slowed.  During 2012, the housing market showed improvement, but has not returned to earlier levels. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.  Further declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  The overall deterioration in economic conditions has subjected us to increased regulatory scrutiny.  In addition, further deterioration in national or local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.  These same factors have caused delinquencies to increase for the mortgages which are the collateral for the mortgage-backed securities that we hold in our investment portfolio. Combining the increased delinquencies with liquidity problems in the market has resulted in a decline in the market value of our investments in mortgage-backed securities. There can be no assurance that the decline in the market value of these investments will not cause us to record an other-than-temporary impairment charge in our financial statements.

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

Goodwill Recorded as a Result of Acquisitions Could Become Impaired, Negatively Impacting Our Earnings and Capital

Goodwill is presumed to have an indefinite life and is tested annually, or when certain conditions are met, for impairment. If the fair value of the reporting unit is greater than the goodwill amount, no further evaluation is required and no impairment is recorded. If the fair value of the reporting unit is less than the goodwill amount, further evaluation would be required to compare the fair value of the reporting unit to the goodwill amount and determine if a write down is required. At December 31, 2012, we had goodwill with a carrying amount of $16.1 million.  Declines in the fair value of the reporting unit may result in a future impairment charge.  Any such impairment charge could have a material effect on our earnings and capital.

We May Not Fully Realize the Expected Benefit of Our Deferred Tax Assets

At December 31, 2012, we have a deferred tax asset of $34.4 million. This represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In order to use the future benefit of these deferred tax assets, we will need to report taxable income for federal, state and local tax purposes.  Although we have reported taxable income for federal, state, and local tax purposes in each of the past three years, there can be no assurance that this will continue in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2012, the Bank conducted its business through 17 full-service offices and its internet branch, “iGObanking.com®”.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Flushing Financial Corporation Common Stock is traded on the NASDAQ Global Select Market® under the symbol “FFIC.”  As of December 31, 2012, we had approximately 787 shareholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.  Our stock closed at $15.34 on December 31, 2012.  The following table shows the high and low sales price of the Common Stock and the dividends declared on the Common Stock during the periods indicated.  Such prices do not necessarily reflect retail markups, markdowns, or commissions.  See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for dividend restrictions.

	2012			2011
	High	Low	Dividend	High	Low	Dividend
First Quarter	$14.48	$12.36	$0.13	$15.15	$13.57	$0.13
Second Quarter	13.83	12.26	0.13	15.09	12.02	0.13
Third Quarter	17.01	13.19	0.13	13.57	10.00	0.13
Fourth Quarter	16.41	13.67	0.13	13.72	10.70	0.13

The following table sets forth information regarding the shares of common stock repurchased by us during the quarter ended December 31, 2012:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
October 1 to October 31, 2012	15,000	$15.71	15,000	541,962
November 1 to November 30, 2012	156,000	15.00	156,000	385,962
December 1 to December 31, 2012	-	-	-	385,962
Total	171,000	$15.06	171,000

On September 28, 2011, the Company announced the authorization by the Board of Directors of a common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the year ended December 31, 2012 and 2011, the Company repurchased 352,000 shares and 262,038 shares, respectively, of the Company’s common stock at an average cost of $14.26 per share and $12.15 per share, respectively.  At December 31, 2012, 385,962 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2012:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	770,355	$15.92	599,490

Equity compensation plans not approved by security holders	-	-	-

	770,355		599,490

(1)	Consists of 56,440 shares available for future non-full value awards and 543,050 shares available for future full value awards.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return on the Company’s common stock since December 31, 2007 with the cumulative total returns of a broad equity market index as well as two published industry indices. The broad equity market index chosen was the Nasdaq Composite. The published industry indices chosen were the SNL Thrift Index and SNL Mid-Atlantic Thrift Index. The SNL Mid-Atlantic Thrift Index has been included in the Company’s Stock Performance Graph because the Company believes it provides valuable comparative information reflecting the Company’s geographic peer group. The SNL Thrift Index has been included in the Stock Performance because it uses a broader group of thrifts and therefore more closely reflects the Company’s size. The Company believes that both geographic area and size are important factors in analyzing the Company’s performance against its peers. The graph below reflects historical performance only, which is not indicative of possible future performance of the common stock.

The total return assumes $100 invested on December 31, 2007 and all dividends reinvested through the end of the Company’s fiscal year ended December 31, 2011. The performance graph above is based upon closing prices on the trading date specified.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Flushing Financial Corporation	100.00	76.98	77.10	100.00	94.08	118.61
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Thrift	100.00	63.64	59.35	62.01	52.17	63.45
SNL Mid-Atlantic Thrift	100.00	82.87	79.04	90.75	70.02	84.13

Item 6. Selected Financial Data.

At or for the years ended December 31,	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Selected Financial Condition Data
Total assets	$4,451,416	$4,287,949	$4,324,745	$4,143,246	$3,949,471
Loans, net	3,203,017	3,198,537	3,248,630	3,200,159	2,960,662
Securities available for sale	949,566	812,530	804,189	683,804	747,261
Deposits	3,015,193	3,146,245	3,190,610	2,693,115	2,468,834
Borrowed funds	948,405	685,139	708,683	1,060,245	1,138,949
Total stockholders' equity	442,365	416,911	390,045	360,144	301,492
Common stockholders' equity	442,365	416,911	390,045	360,144	231,492
Book value per common share (1)	$14.39	$13.49	$12.48	$11.57	$10.70

Selected Operating Data
Interest and dividend income	$213,714	$224,498	$229,628	$230,061	$216,701
Interest expense	63,275	76,723	91,767	115,275	128,972
Net interest income	150,439	147,775	137,861	114,786	87,729
Provision for loan losses	21,000	21,500	21,000	19,500	5,600
Net interest income after provision for loan losses	129,439	126,275	116,861	95,286	82,129
Non-interest income:
Net gains on sales of securities and loans	69	511	7	1,613	354
Other-than-temporary credit impairment charge on securities	(776)	(1,578)	(2,045)	(5,894)	(27,575)
Net gain from fair value adjustments	55	1,960	47	4,968	20,090
Other income	9,717	9,388	10,291	10,268	14,099
Total non-interest income	9,065	10,281	8,300	10,955	6,968
Non-interest expense	82,326	77,739	70,385	64,909	54,781
Income before income tax provision	56,178	58,817	54,776	41,332	34,316
Income tax provision	21,847	23,469	15,941	15,771	12,057
Net income	$34,331	$35,348	$38,835	$25,561	$22,259

Basic earnings per common share (2)	$1.13	$1.15	$1.28	$0.91	$1.10
Diluted earnings per common share (2)	$1.13	$1.15	$1.28	$0.91	$1.09
Dividends declared per common share (2)	$0.52	$0.52	$0.52	$0.52	$0.52
Dividend payout ratio	46.0%	45.2%	40.6%	57.1%	47.3%

(Footnotes on the following page)

At or for the years ended December 31,	2012		2011		2010		2009		2008

Selected Financial Ratios and Other Data

Performance ratios:
Return on average assets	0.79%		0.82%		0.92%		0.63%		0.62%
Return on average equity	7.99		8.76		10.32		7.80		9.55
Average equity to average assets	9.83		9.36		8.89		8.06		6.54
Equity to total assets	9.94		9.72		9.02		8.69		7.63
Interest rate spread	3.50		3.46		3.27		2.76		2.43
Net interest margin	3.65		3.61		3.43		2.96		2.60
Non-interest expense to average assets	1.88		1.80		1.66		1.60		1.54
Efficiency ratio	50.73		49.18		47.37		51.76		55.11
Average interest-earning assets to average interest-bearing liabilities	1.09	x	1.08	x	1.07	x	1.07	x	1.04	x

Regulatory capital ratios: (3)
Core capital (well capitalized = 5%)	9.62%		9.63%		9.18%		8.84%		7.92%
Tier 1 risk-based capital (well capitalized =6%)	14.38		14.26		13.07		12.78		12.57
Total risk-based capital (well capitalized =10%)	15.43		15.32		13.98		13.49		13.02

Asset quality ratios:
Non-performing loans to gross loans (4)	2.79%		3.65%		3.44%		2.60%		1.35%
Non-performing assets to total assets (5)	2.21		2.87		2.75		2.19		1.03
Net charge-offs to average loans	0.64		0.59		0.42		0.33		0.04
Allowance for loan losses to gross loans	0.97		0.94		0.85		0.63		0.37
Allowance for loan losses to total non-performing assets (5)	31.59		24.63		23.31		22.39		27.09
Allowance for loan losses to total non-performing loans (4)	34.62		25.84		24.71		24.38		27.59

Full-service customer facilities	17		16		15		15		14

(1)
Calculated by dividing common stockholders’ equity of $442.4 million and $416.9 million at December 31, 2012 and 2011, respectively, by 30,743,329 and 30,904,177 shares outstanding at December 31, 2012 and 2011, respectively. Common stockholders’ equity is total stockholders’ equity less the liquidation preference value of preferred shares outstanding.

(2)	The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per share.
(3)	Represents the Bank’s capital ratios, which exceeded all minimum regulatory capital requirements during the periods presented.
(4)	Non-performing loans consist of non-accrual loans and loans delinquent 90 days or more that are still accruing.
(5)	Non-performing assets consist of non-performing loans, real estate owned and non-performing investment securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this discussion and analysis, the words “we,” “us,” “our” and the “Company” are used to refer to Flushing Financial Corporation and our consolidated subsidiaries, including the surviving entity of the merger (the “Merger”) on February 28, 2013 of our wholly owned subsidiary, Flushing Savings Bank, FSB (the “Savings Bank”) with and into the Savings Bank’s wholly owned subsidiary Flushing Commercial Bank (the “Commercial Bank”). The surviving entity of the Merger was the Commercial Bank, whose name has been changed to “Flushing Bank”. References herein to the “Bank” mean the Savings Bank (including its wholly owned subsidiary, the Commercial Bank) prior to the Merger and the surviving entity after the Merger.

General

We are a Delaware corporation organized in May 1994. The Savings Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank in 1995. On February 28, 2013, in the Merger, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a New York State full-service commercial bank charter, and its name was changed to Flushing Bank. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We do not anticipate any significant changes to our operations or services as a result of the Merger.

On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency (“OCC”).  Upon completion of the Merger, the Bank’s primary regulator became the New York State Department of Financial Services (“NYSDFS”), (formerly the New York State Banking Department), and its federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured to the maximum allowable amount by the FDIC.  The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc.

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

The following discussion of financial condition and results of operations includes the collective results of the Flushing Financial Corporation and its subsidiaries (collectively, the “Company”), but reflects principally the Bank’s activities. Management views the Company as operating as a single unit - a community bank. Therefore, segment information is not provided.

During 2006, the Bank established a business banking unit. Our business plan includes a transition from a traditional thrift to a more “commercial-like” banking institution by focusing on the development of a full complement of commercial business deposit, loan and cash management products. As of December 31, 2012, the business banking unit had $293.9 million in loans outstanding and $78.5 million of customer deposits.

On November 27, 2006, the Bank launched an internet branch, iGObanking.com®, which provides us access to consumers in markets outside our geographic locations. Accounts can be opened online at www.iGObanking.com or by mail.  The internet branch does not currently accept loan applications. As of December 31, 2012, the internet branch had $294.1 million of customer deposits.

During 2007, the Savings Bank formed a wholly owned subsidiary, Flushing Commercial Bank, a New York State-chartered commercial bank, for the limited purpose of providing banking services to public entities including counties, cities, towns, villages, school districts, libraries, fire districts and the various courts throughout the New York City metropolitan area. The Commercial Bank was formed in response to New York State law, which requires that municipal deposits and state funds must be deposited into a bank or trust company as defined in New York State law. The Savings Bank was not considered an eligible bank or trust company for this purpose.  The Commercial Bank did not originate loans.  As of December 31, 2012, Flushing Commercial Bank had $697.0 million of customer deposits.

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

Multi-Family Residential Mortgage Lending.  In recent years, we have emphasized the origination of higher-yielding multi-family residential mortgage loans. During 2012 and 2011, we reduced our emphasis on one-to-four family – mixed-use property and commercial real estate lending. We expect to continue this emphasis on higher-yielding multi-family residential mortgage loans, while we continue to deemphasize one-to-four family mixed-use property and commercial real estate lending.

The following table shows loan originations and purchases during 2012, and loan balances as of December 31, 2012.

	Loan	Loan Balances
	Originations and	December 31,	Percent of
	Purchases	2012	Gross Loans
	(Dollars in thousands)
Multi-family residential	$317,663	$1,534,438	47.62%
Commercial real estate	31,789	515,438	16.00
One-to-four family ― mixed-use property	15,961	637,353	19.79
One-to-four family ― residential	24,485	198,968	6.18
Co-operative apartment	1,810	6,303	0.20
Construction	806	14,381	0.45
Small Business Administration	529	9,496	0.29
Taxi Medallion	3,464	9,922	0.31
Commercial Business and Other	236,015	295,076	9.16
Total	$632,522	$3,221,375	100.00%

At December 31, 2012, multi-family residential, commercial real estate, construction and one-to-four family mixed-use property mortgage loans, totaled 83.9% of our gross loans. Our concentration in these types of loans has increased the overall level of credit risk inherent in our loan portfolio. The greater risk associated with multi-family, commercial real estate, construction and one-to-four family mixed-use property mortgage loans could require us to increase our provisions for loan losses and to maintain an allowance for loan losses as a percentage of total loans in excess of the allowance currently maintained.

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

Increase Our Commitment to the Multi-Cultural Marketplace, with a Particular Focus on the Asian Community in Queens.   Our branches are all located in the New York City metropolitan area with particular concentration in the borough of Queens.  Queens in particular exhibits a high level of ethnic diversity.  An important element of our strategy is to service the multi-ethnic consumer and business.  We have a particular concentration in the Asian communities- among them Chinese and Korean populations.  Both groups are noted for high levels of savings, education and entrepreneurship.  In order to service these and other important ethnic groups in our market, our staff speaks more than 30 languages.   We have an Asian advisory board to help broaden our link to the community by providing guidance and fostering awareness of our active role in the local community.  Our focus on the Asian community in Queens, where we have four branches, has resulted in us obtaining approximately $400 million in deposits in these branches.  We also have over $300 million of loans and lines of credit outstanding to borrowers in the Asian community.

Maintain Asset Quality.  By adherence to our conservative underwriting standards, we have been able to minimize net losses from impaired loans with net charge-offs of $20.2 million and $18.9 million for the years ended December 31, 2012 and 2011, respectively. We seek to maintain our loans in performing status through, among other things, disciplined collection efforts, and consistently monitoring non-performing assets in an effort to return them to performing status. To this end, we review the quality of our loans and report to the Loan Committee of the Board of Directors of the Bank on a monthly basis. We sold 77 delinquent mortgage loans totaling $44.2 million, 44 delinquent mortgage loans totaling $27.8 million, and 20 delinquent mortgage loans totaling $9.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. We recorded net charge-offs of $5.7 million, $3.7 million and $0.7 million to the allowance for loan losses for the non-performing loans that were sold during 2012, 2011 and 2010, respectively.  We realized gross gains of $21,000, $167,000 and $21,000 on the sale of non-performing mortgage loans for the years ended December 31, 2012, 2011 and 2010, respectively.  We realized gross losses of $69,000 and $4,000 on the sale of non-performing mortgage loans for the years ended December 31, 2012 and 2010, respectively. We did not record any gross losses for the year ended December 31, 2011. There can be no assurances that we will continue this strategy in future periods, or if continued, we will be able to find buyers to pay adequate consideration. Non-performing assets amounted to $98.5 million and $123.2 million at December 31, 2012 and 2011, respectively. Non-performing assets as a percentage of total assets were 2.21% and 2.87% at December 31, 2012 and 2011, respectively.

Manage Deposit Growth and Maintain Low Cost of Funds. We have a relatively stable retail deposit base drawn from our market area through our full-service offices. Although we seek to retain existing deposits and maintain depositor relationships by offering quality service and competitive interest rates to our customers, we also seek to keep deposit growth within reasonable limits and our strategic plan. In order to implement our strategic plan, we have a business banking operation that we designed specifically to develop full business relationships thereby bringing in lower cost checking and money market deposits. At December 31, 2012, deposits balances in the business sector are $78.5 million. We also have an internet branch, “iGObanking.com®”, as a division of the Bank, to compete for deposits from sources outside the geographic footprint of our full-service offices. In creating iGObanking.com®, our strategy is to reduce our reliance on wholesale borrowings and reduce our funding costs. Deposit balances in iGObanking.com® were $294.1 million at December 31, 2012, at rates lower than our borrowings. We have a government banking division, which prior to the Merger operated as the Commercial Bank, as an additional source of deposits. At December 31, 2012, deposits in our government banking division totaled $697.0 million at rates below our average cost of funds.  We also obtain deposits through brokers and the CDARS® network. Management intends to balance its goal to maintain competitive interest rates on deposits while seeking to manage its overall cost of funds to finance its strategies. We generally rely on our deposit base as our principal source of funding. In addition, the Bank is a member of the FHLB-NY, which provides us with a source of borrowing. We also utilize reverse purchase agreements, established with other financial institutions. During 2012, we realized a decrease in Due to depositors of $131.1 million, as core deposits increased $142.1 million while certificates of deposit decreased $275.9 million. At the same time our borrowed funds increased by $263.2 million as we looked to extend the maturities of our funding.

Cross Sell to Lending and Deposit Customers. A significant portion of our lending and deposit customers do not have both their loans and deposits with us. We intend to continue to focus on obtaining additional deposits from our lending customers and originating additional loans to our deposit customers. Product offerings were expanded and are expected to be further expanded to accommodate perceived customer demands. In addition, specific employees are assigned responsibilities of generating these additional deposits and loans by coordinating efforts between lending and deposit gathering departments.

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

Manage Interest Rate Risk and Capital. We seek to manage our interest rate risk by actively reviewing the repricing and maturities of our interest rate sensitive assets and liabilities.  The mix of loans we originate (fixed or ARM) is determined in large part by borrowers’ preferences and prevailing market conditions.  We seek to manage the interest rate risk of our loan portfolio by actively managing our security portfolio and borrowings.  By adjusting the mix of fixed and adjustable rate securities, as well as the maturities of the securities, we have the ability to manage the combined interest rate sensitivity of our assets.  Additionally, we seek to balance the interest rate sensitivity of our assets by managing the maturities of our liabilities.  The Bank faces several minimum capital requirements imposed by federal regulation.  These requirements limit the dividends the Bank is allowed to pay, including the payment of dividends to Flushing Financial Corporation, and can limit the annual growth of the Bank.

Manage Enterprise-Wide Risk. We identify measure and attempt to mitigate risks that affect, or have the potential to affect, our business. Due to the economic crisis and resulting increase in government regulation, there is greater demand for us to devote significant resources to risk management. In April 2010, a seasoned risk officer was hired to provide executive risk leadership, and an enterprise-wide risk management program was implemented. Several enterprise risk management analytical products have been implemented which include key risk indicators. Our management of enterprise-wide risk enables us to recognize and monitor risks and establish procedures to disseminate the risk information across our organization and to our Board of Directors. The objective is to have a robust and focused risk management process capable of identifying and mitigating emerging threats to the Bank’s safety and soundness.

 Trends and Contingencies  Our operating results are significantly affected by national and local economic and competitive conditions, including changes in market interest rates, the strength of the local economy, government policies and actions of regulatory authorities. As short-term interest rates have declined from 2008 through 2012, we remained strategically focused on the origination of multi-family residential mortgages and to a lesser extent, commercial real estate and one-to-four family mixed-use property mortgage loans. As a result of this strategy, we were able to continue to achieve a higher yield on our mortgage portfolio than we would have otherwise experienced.

The New York City metropolitan area, our primary market for lending, was generally considered to be in a recession from December 2007 through the middle of 2009.  In the New York City metropolitan area, building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. While the number of building permits increased in 2012, it remains below the level of 2007. The home price index for the New York City metropolitan area declined from the beginning of 2007 to the end of 2011 by approximately 23.7%, and decreased an additional 2.8% in 2012. The value of multi-family and commercial properties showed similar price movements. However, sale prices of multi-family properties increased in 2012. Sales of residential and commercial real estate in 2012 remained below the level of sales seen in 2007.

Building permits for one-to-four family residential properties, multi-family residential properties, and commercial properties all declined over this time period to historically low levels. This resulted in increased unemployment and declining property values. The majority of our impaired loans are income producing residential properties located in the New York City metropolitan market. Due to the low vacancy rates for these types of properties, they have retained more of their value, thereby reducing their loss content. While the national and local economies have shown signs of improvement since the middle of 2009, unemployment has remained at elevated levels of 8.8% in both December 2012 and 2011, for the New York City region, according to the New York State Department of Labor. These economic conditions can result in borrowers defaulting on their loans. This deterioration in the economy has resulted in the balance of our non-performing loans remaining at an elevated level, although non-performing loans declined in 2012. Non-performing loans totaled $89.8 million, $117.4 million and $112.1 million at December 31, 2012, 2011 and 2010, respectively. While non-performing loans have remained elevated, we have not yet experienced a significant increase in foreclosed properties due to an extended foreclosure process in our market. The extended foreclosure process in our market is due to the high number of foreclosure actions filed in the court system in the counties for which we are seeking foreclosure on delinquent mortgage loans. We have not encountered significant issues with documentation relating to mortgages for which we are seeking foreclosure as we maintain custody of all loan documents and review them prior to providing them to our legal counsel to initiate the foreclosure action. The deterioration in the economy also resulted in an increase in net charge-offs from impaired loans, which increased to $20.2 million in 2012 from $18.9 million in 2011 and $13.6 million in 2010.  The majority of charge-offs we recorded were to reduce the carrying value of impaired loans to their fair value. We recorded a provision for loan losses of $21.0 million in 2012 compared to $21.5 million in 2011 and $21.0 million in 2010. We cannot predict the effect of these economic conditions on the Company’s future financial condition or operating results.

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

Since 2008, we have reduced our focus on commercial real estate and one-to-four family mixed-use residential property mortgage loans, which represented $300.6 million, or 50%, of our mortgage loan originations and purchases in 2008 compared to $47.8 million, or 8%, in 2012. In addition to reducing our focus on commercial real estate lending, we further reduced our origination of smaller commercial real estate properties. We also reduced our focus on construction lending, which we reduced from $30.7 million in advances on existing loans in 2008 to $0.8 million in advances on existing loans in 2012, and new construction loan approvals from $27.2 million in 2008 to none in 2012. We reduced our focus on these types of loans due to changes in market conditions, increasing delinquencies and losses incurred on delinquent loans associated with these types of loans. The Bank has cautiously resumed the origination of non-owner occupied commercial real estate.

We also shifted our focus in multi-family lending to larger properties. Our review of delinquent multi-family mortgage loans revealed that the majority of our delinquent multi-family mortgage loans were on smaller properties with fewer rental units. We concluded that the more units a property had to rent, the less likely vacancies would cause a disruption in the property’s cash flow.

While we primarily rely on originating our own loans, we purchased $3.5 million of loans in 2012 compared to $19.1 million in 2011 and $14.7 million in 2010. We purchase loans when the loans complement our loan portfolio strategy. Loans purchased must meet our underwriting standards when they were originated.

The economic conditions we have experienced since the end of 2007 reduced loan demand in our market. In addition, the tightening of our underwriting standards and the shift in our lending focus also contributed to our total loan originations and purchases remaining below pre-recession levels. Loan originations were $632.5 million and $411.2 million for 2012 and 2011, respectively.

During the three year period ended December 31, 2012, the allocation of our loan portfolio has remained fairly consistent. The majority of our loans are collateralized by real estate, which comprised 90.2% of our portfolio at December 31, 2012 compared to 91.4% at December 31, 2011 and 91.0% at December 31, 2010. Multi-family residential mortgage loans comprised 47.6%, 43.3% and 38.4% of our loan portfolio at December 31, 2012, 2011 and 2010, respectively. Commercial real estate mortgage loans comprised 16.0%, 18.1% and 20.3% of our loan portfolio at December 31, 2012, 2011 and 2010, respectively. One-to-four family mixed-use property mortgage loans comprised 19.8%, 21.6% and 22.4% of loan portfolio at December 31, 2012, 2011 and 2010, respectively. One-to-four family residential mortgage loans comprised 6.4%, 7.0% and 7.6% of loan portfolio at December 31, 2012, 2011 and 2010, respectively.

Due to depositors decreased $133.8 million and $46.8 million in 2012 and 2011, respectively, compared to an increase of $497.0 million in 2010.  Lower-costing core deposits increased $142.1 million in 2012 compared to a decrease of $55.4 million in 2011 and an increase of $206.9 million during 2010. Higher-costing certificates of deposit decreased $275.9 million during 2012 compared to increases of $8.5 million and $290.1 million during 2011 and 2010, respectively. Brokered deposits represented 17.3%, 14.1% and 16.1% of total deposits at December 31, 2012, 2011 and 2010, respectively.

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

During the year ended December 31, 2012, we extended the term of five business loans totaling $2.1 million and 146 mortgage loans totaling $200.4 million, which we did not consider as non-performing loans nor troubled debt restructured. Each of these loans was extended in accordance with our lending policies, which required the loans to be fully underwritten, and that each of the borrowers is current as to payments. None of these borrowers was experiencing financial difficulties, and none received a below market interest rate or other favorable terms at the time the loans were extended.  Therefore, we did not consider these loans to be troubled debt restructured.

We attempt to pursue the guarantor on all loans for which a loss has been incurred and for which a guarantee was obtained, when, after considering the benefits and costs, we have concluded we will be successful in recovering at least a portion of the loss we incurred. The success of this pursuit is based on the assets the guarantor holds when we obtain a judgment.

During 2012, we sought performance under guarantees on eight business loans, seeking judgments in excess of $1.9 million, and 12 real estate mortgage loans, seeking judgments in excess of $5.0 million. As of December 31, 2012, we had realized recoveries of less than $0.1 million on mortgage loans, and had not received any recoveries on the business loans. In addition, during the year ended December 31, 2012, we realized recoveries of approximately $0.2 million on business loans and real estate mortgage loans for which we sought judgments prior to 2012. During 2011, we sought performance under guarantees on nine business loans, seeking judgments in excess of $2.2 million, and nine real estate mortgage loans, seeking judgments in excess of $2.0 million. As of December 31, 2011, we had realized recoveries of less than $0.1 million on the business loans, and had not received any recoveries on the real estate mortgage loans. In addition, during the year ended December 31, 2011, we realized recoveries of less than $0.1 million on business loans and real estate mortgage loans for which we sought judgments prior to 2011.

During 2012 our net interest margin improved four basis points to 3.65% for the year ended December 31, 2012 from 3.61% for the comparable period in 2011.  This increase in the net interest margin resulted in a $2.7 million increase in net interest income to $150.4 million for the year ended December 31, 2012 from $147.8 million in the comparable period in 2011.  The improvement in the net interest margin for 2012 was primarily generated through a reduction in our funding costs, partially offset by a decline in the yield of our interest-earning assets. During 2012 we increased the average balance of borrowed funds by $74.2 million to $767.6 million for 2012 compared to $693.4 million for 2011, while reducing the cost of borrowed funds 110 basis points to 2.98% for the year ended December 31, 2012 from 4.08% in the comparable period in 2011. At the same time the average balance of deposits decreased by $74.8 million to $3,003.2 million for 2012 compared to $3,078.0 million for 2011.  However, the average balance of lower costing deposits increased $34.0 million while the average balance of higher costing certificates of deposit decreased $108.8 million for the year ended December 31, 2012 from the comparable period in 2011. Combining this shift to lower costing deposits with reductions in the rates we paid on all deposit types resulted in a 23 basis point reduction in our cost of total deposits to 1.34% for the year ended December 31, 2012 from 1.57% in the comparable period in 2011. As a result of these changes to our funding mix, and a favorable interest rate environment, we were able to reduce our cost of funds 35 basis points to 1.68% for the year ended December 31, 2012 from 2.03% for the year ended December 31, 2011.

We are unable to predict the direction of future interest rate changes. Approximately 28% of our certificates of deposit accounts and borrowings reprice or mature during the next year, which could result in a decrease in the cost of our interest-bearing liabilities. Also, in a decreasing interest rate environment, mortgage loans and mortgage-backed securities with higher rates tend to prepay, which could result in a reduction in the yield on our interest-earning assets.

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

The table below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012 which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown that reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions for mortgage loans and mortgage-backed securities are based on our experience and industry averages, which generally range from 6% to 40%, depending on the contractual rate of interest and the underlying collateral. Money market accounts and savings accounts were assumed to have a withdrawal or “run-off” rate of 9% and 16%, respectively, based on our experience. While management bases these assumptions on actual prepayments and withdrawals experienced by us, there is no guarantee that these trends will continue in the future.

	Interest Rate Sensitivity Gap Analysis at December 31, 2012
		More Than	More Than	More Than	More Than
	Three	Three	One Year	Three Years	Five Years
	Months	Months To	To Three	To Five	To Ten	More Than
	And Less	One Year	Years	Years	Years	Ten Years	Total
	(Dollars in thousands)
Interest-Earning Assets
Mortgage loans	$298,114	$543,179	$1,028,758	$788,979	$241,176	$6,675	$2,906,881
Other loans	106,417	50,562	68,208	48,773	19,102	21,432	314,494
Short-term securities (1)	31,279	-	-	-	-	-	31,279
Securities available for sale:							-
Mortgage-backed securities	41,324	115,341	163,674	129,092	155,463	115,219	720,113
Other	94,481	3,175	-	5,539	19,469	106,789	229,453
Total interest-earning assets	571,615	712,257	1,260,640	972,383	435,210	250,115	4,202,220

Interest-Bearing Liabilities
Savings accounts	11,536	34,608	92,288	92,288	57,678	-	288,398
NOW accounts	-	-	-	-	-	1,136,599	1,136,599
Money market accounts	3,344	10,032	26,752	26,752	66,880	14,858	148,618
Certificate of deposit accounts	128,303	281,751	667,546	144,100	31,529	-	1,253,229
Mortgagors' escrow deposits	-	-	-	-	-	32,560	32,560
Borrowings	155,922	40,000	305,560	446,923	-	-	948,405
Total interest-bearing liabilities (2)	$299,105	$366,391	$1,092,146	$710,063	$156,087	$1,184,017	$3,807,809

Interest rate sensitivity gap	$272,510	$345,866	$168,494	$262,320	$279,123	$(933,902)	$394,411
Cumulative interest-rate sensitivity gap	$272,510	$618,376	$786,870	$1,049,190	$1,328,313	$394,411
Cumulative interest-rate sensitivity gap as a percentage of total assets	6.12%	13.89%	17.68%	23.57%	29.84%	8.86%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	191.11%	192.92%	144.77%	142.52%	150.63%	110.36%

(1)	Consists of interest-earning deposits.
(2)	Does not include non-interest bearing demand accounts totaling $155.8 million at December 31, 2012.

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

We manage the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust our exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below. This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation. The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets. All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2012. Various estimates regarding prepayment assumptions are made at each level of rate shock. Actual results could differ significantly from these estimates. At December 31, 2012, we were within the guidelines established by the Board of Directors for each interest rate level.

	Projected Percentage Change In				Net Portfolio
Change in Interest Rate	Net Interest Income		Net Portfolio Value		Value Ratio
	2012	2011	2012	2011	2012	2011
-200 basis points	-2.14%	-1.24%	12.34%	36.55%	14.81%	15.74%
-100 basis points	-0.31	-1.22	7.42	18.28	14.35	13.97
Base interest rate	―	―	―	―	13.71	12.22
+100 basis points	-2.90	-3.28	-11.52	-15.07	12.54	10.76
+200 basis points	-6.18	-6.42	-22.48	-28.79	11.35	9.34

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table sets forth certain information relating to our Consolidated Statements of Financial Condition and Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include amortization of fees that are considered adjustments to yields.

	For the year ended December 31,
	2012				2011				2010
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans, net (1)(2)	$2,893,271	$167,920	5.80%		$2,929,647	$176,777	6.03%		$2,956,514	$182,086	6.16%
Other loans, net (1)(2)	293,733	13,566	4.62		290,970	14,677	5.04		281,977	15,383	5.46
Total loans, net	3,187,004	181,486	5.69		3,220,617	191,454	5.94		3,238,491	197,469	6.10
Mortgage-backed securities	700,945	26,766	3.82		749,347	30,999	4.14		673,000	30,246	4.49
Other securities	197,775	5,395	2.73		58,431	1,933	3.31		54,069	1,819	3.36
Total securities	898,720	32,161	3.58		807,778	32,932	4.08		727,069	32,065	4.41
Interest-earning deposits and federal funds sold	41,322	67	0.16		62,042	112	0.18		51,951	94	0.18
Total interest-earning assets	4,127,046	213,714	5.18		4,090,437	224,498	5.49		4,017,511	229,628	5.72
Other assets	243,735				220,931				217,039
Total assets	$4,370,781				$4,311,368				$4,234,550

Interest-bearing liabilities:
Deposits:
Savings accounts	$317,095	689	0.22		$369,206	2,091	0.57		$413,657	3,334	0.81
NOW accounts	1,025,116	6,275	0.61		838,648	6,610	0.79		683,390	7,511	1.10
Money market accounts	175,817	399	0.23		278,692	1,309	0.47		394,536	3,713	0.94
Certificate of deposit accounts	1,443,195	32,983	2.29		1,552,020	38,372	2.47		1,348,439	39,044	2.90
Total due to depositors	2,961,223	40,346	1.36		3,038,566	48,382	1.59		2,840,022	53,602	1.89
Mortgagors' escrow accounts	41,973	36	0.09		39,430	49	0.12		38,245	53	0.14
Total interest-bearing deposits	3,003,196	40,382	1.34		3,077,996	48,431	1.57		2,878,267	53,655	1.86
Borrowings	767,638	22,893	2.98		693,408	28,292	4.08		864,173	38,112	4.41
Total interest-bearing liabilities	3,770,834	63,275	1.68		3,771,404	76,723	2.03		3,742,440	91,767	2.45
Non interest-bearing demand deposits	134,166				107,278				88,238
Other liabilities	36,309				29,356				27,581
Total liabilities	3,941,309				3,908,038				3,858,259
Equity	429,472				403,330				376,291
Total liabilities and equity	$4,370,781				$4,311,368				$4,234,550

Net interest income / net interest rate spread (3)		$150,439	3.50%			$147,775	3.46%			$137,861	3.27%

Net interest-earning assets / net interest margin (4)	$356,212		3.65%		$319,033		3.61%		$275,071		3.43%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	X			1.08	X			1.07	X

(1)	Average balances include non-accrual loans.
(2)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $3.2 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Increase (Decrease) in Net Interest Income
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Compared to			Compared to
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets:
Mortgage loans, net	$(2,175)	$(6,682)	$(8,857)	$(1,598)	$(3,711)	$(5,309)
Other loans, net	136	(1,247)	(1,111)	487	(1,193)	(706)
Mortgage-backed securities	(1,927)	(2,306)	(4,233)	3,239	(2,486)	753
Other securities	3,857	(395)	3,462	142	(28)	114
Interest-earning deposits and federal funds sold	(34)	(11)	(45)	18	-	18
Total interest-earning assets	(143)	(10,641)	(10,784)	2,288	(7,418)	(5,130)

Interest-Bearing Liabilities:
Deposits:
Savings accounts	(262)	(1,140)	(1,402)	(331)	(912)	(1,243)
NOW accounts	1,326	(1,661)	(335)	1,489	(2,390)	(901)
Money market accounts	(382)	(528)	(910)	(890)	(1,514)	(2,404)
Certificate of deposit accounts	(2,642)	(2,747)	(5,389)	5,511	(6,183)	(672)
Mortgagors' escrow accounts	2	(15)	(13)	2	(6)	(4)
Borrowings	2,801	(8,200)	(5,399)	(7,123)	(2,697)	(9,820)
Total interest-bearing liabilities	843	(14,291)	(13,448)	(1,342)	(13,702)	(15,044)

Net change in net interest income	$(986)	$3,650	$2,664	$3,630	$6,284	$9,914

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.  Net income for the year ended December 31, 2012 was $34.3 million, a decrease of $1.0 million, or 2.9%, as compared to $35.3 million for the year ended December 31, 2011. Diluted earnings per common share were $1.13 for the year ended December 31, 2012, a decrease of $0.02, or 1.7%, from $1.15 in the year ended December 31, 2011.

Return on average equity was 7.99% for the year ended December 31, 2012 compared to 8.76% for the year ended December 31, 2011. Return on average assets was 0.79% for the year ended December 31, 2012 compared to 0.82% for the year ended December 31, 2011.

Interest Income.  Interest income decreased $10.8 million, or 4.80%, to $213.7 million for the year ended December 31, 2012 from $224.5 million for the year ended December 31, 2011. The decrease in interest income was primarily due to a 31 basis point reduction in the yield of interest-earning assets to 5.18% for the year ended December 31, 2012 from 5.49% for the year ended December 31, 2011, partially offset by a $30.6 million increase in the average balance of interest-earning assets to $4,127.0 million for the year ended December 31, 2012 from $4,090.4 million for the year ended December 31, 2011. The 31 basis point decline in the yield of interest-earning assets was primarily due to a 25 basis point reduction in the yield of the loan portfolio to 5.69% for the twelve months ended December 31, 2012 from 5.94% for the twelve months ended December 31, 2011, combined with a 50 basis point decline in the yield on total securities to 3.58% for the twelve months ended December 31, 2012 from 4.08% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $33.6 million decrease in the average balance of the higher yielding loan portfolio for the twelve months ended December 31, 2012 and a $90.9 million increase in the average balances of the lower yielding securities portfolio for the twelve months ended December 31, 2012. These factors that reduced the yield were partially offset by a $20.7 million decrease in the average balance of lower yielding interest-earning deposits to $41.3 million for the twelve months ended December 31, 2012 from $62.0 million for the comparable prior year period. The 25 basis point decrease in the loan portfolio was primarily due to the current interest rate environment, as new loans are added at rates well below the portfolio average yield, and higher yielding loans are prepaid.  In addition, we experienced a significantly higher than average activity in loans refinancing during 2012. The 50 basis point decrease in the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 23 basis points to 5.80% for the twelve months ended December 31, 2012 from 6.03% for the twelve months ended December 31, 2011.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 29 basis points to 5.66% for the twelve months ended December 31, 2012 from 5.95% for the twelve months ended December 31, 2011.

Interest Expense. Interest expense decreased $13.4 million, or 17.53%, to $63.3 million for the year ended December 31, 2012 from $76.7 million for the year ended December 31, 2011. The decrease in the cost of interest-bearing liabilities is primarily attributable to a 35 basis point reduction in the cost of interest-bearing liabilities to 1.68% for the year ended December 31, 2012 from 2.03% for the year ended December 31, 2011, combined with a $0.6 million decrease in the average balance of interest-bearing liabilities to $3,770.8 million for the year ended December 31, 2012 from $3,771.4 million for the year ended December 31, 2011. The 35 basis point decrease in the cost of interest-bearing liabilities is primarily attributable to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 18 basis points, 24 basis points, 35 basis points and 18 basis points, respectively, for the twelve months ended December 31, 2012 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 23 basis points to 1.36% for the twelve months ended December 31, 2012 from 1.59% for the twelve months ended December 31, 2011. The cost of borrowed funds decreased 110 basis points to 2.98% for the twelve months ended December 31, 2012 from 4.08% for the twelve months ended December 31, 2011 with the average balance increasing $74.2 million to $767.6 million for the twelve months ended December 31, 2012 from $693.4 million for the twelve months ended December 31, 2011.

Net Interest Income. Net interest income for the year ended December 31, 2012 totaled $150.4 million, an increase of $2.7 million, or 1.80%, from $147.8 million for 2011.  The increase in net interest income is attributed to an increase in the average balance of interest-earning assets of $36.6 million, to $4,127.1 million for the year ended December 31, 2012, combined with an increase in the net interest spread of four basis points to 3.50% for the year ended December 31, 2012.  The yield on interest-earning assets decreased 31 basis points to 5.18% for the year ended December 31, 2012 from 5.49% for the year ended December 31, 2011. However, this was more than offset by a decline in the cost of funds of 35 basis points to 1.68% for the year ended December 31, 2012 from 2.03% for the prior year. The net interest margin improved four basis points to 3.65% for the year ended December 31, 2012 from 3.61% for the year ended December 31, 2011. Excluding prepayment penalty income, the net interest margin would have been 3.53% and 3.55% for the years ended December 31, 2012 and 2011, respectively.

Provision for Loan Losses.  A provision for loan losses of $21.0 million was recorded for the year ended December 31, 2012 compared to $21.5 million recorded in the year ended December 31, 2011. During the twelve months ended December 31, 2012, non-performing loans decreased $32.7 million to $84.1 million from $117.4 million at December 31, 2011. Net charge-offs for the twelve months ended December 31, 2012 totaled $20.2 million. The current loan to value ratio for our non-performing loans collateralized by real estate was 58.6% at December 31, 2012. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the level of non-performing loans, the current economic uncertainties, and the charge-offs recorded in 2012, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $21.0 million provision for possible loan losses for the twelve months ended December 31, 2012.

Non-Interest Income. Non-interest income for the twelve months ended December 31, 2012 was $9.1 million, a decrease of $1.2 million from $10.3 million for the twelve months ended December 31, 2011.  The decrease in non-interest income was primarily due to a $1.9 million decrease in net gains recorded from fair value adjustments, partially offset by a decrease of $0.8 million in other-than-temporary impairment (“OTTI”) charges recorded during the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.

Non-Interest Expense. Non-interest expense was $82.3 million for the twelve months ended December 31, 2012, an increase of $4.6 million, or 5.9%, from $77.7 million for the twelve months ended December 31, 2011. The increase was primarily due to the growth of the Bank over the past year, which included the opening of a new branch in January 2012, an increase in stock based compensation expense, and an increase in other real estate owned/foreclosure expense. Salaries and benefits increased $4.2 million for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011 due to a new branch, employee salary increases as of January 1, 2012, and increases in stock based compensation, payroll taxes, and employee medical and retirement costs, while professional services and data processing decreased $0.6 million and $0.4 million, respectively. In addition, other real estate owned/foreclosure expense and other operating expense for the twelve months ended December 31, 2012 increased $0.5 million and $1.0 million, respectively, compared to the twelve months ended December 31, 2011. The efficiency ratio was 50.7% for the twelve months ended December 31, 2012 compared to 49.2% for the twelve months ended December 31, 2011.

Income Tax Provisions.  Income tax expense for the year ended December 31, 2012 decreased $1.6 million to $21.8 million, compared to $23.5 million for the year ended December 31, 2011. The decrease was primarily attributed to the decrease of $2.6 million in income before income taxes.

The effective tax rate was 38.9% and 39.9% for the years ended December 31, 2012 and 2011, respectively.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General.  Net income for the year ended December 31, 2011 was $35.3 million, an increase of $3.5 million, or 8.98%, as compared to $38.8 million for the year ended December 31, 2010. Diluted earnings per common share were $1.15 for the year ended December 31, 2011, a decrease of $0.13, or 10.16%, from $1.28 in the year ended December 31, 2010. The year ended December 31, 2010 included a net tax benefit of $5.5 million, or $0.18 per diluted common share, due to a legislative change in the New York State and City bad debt deduction. Excluding this net tax benefit recorded in 2010, net income and diluted earnings per common shares would have increased $2.0 million and $0.05, respectively.

Return on average equity was 8.76% for the year ended December 31, 2011 compared to 10.32% for the year ended December 31, 2010. Return on average assets was 0.82% for the year ended December 31, 2011 compared to 0.92% for the year ended December 31, 2010.

Interest Income.  Interest income decreased $5.1 million, or 2.23%, to $224.5 million for the year ended December 31, 2011 from $229.6 million for the year ended December 31, 2010. The decrease in interest income was primarily due to a 23 basis point reduction in the yield of interest-earning assets to 5.49% for the year ended December 31, 2011 from 5.72% for the year ended December 31, 2010, partially offset by a $72.9 million increase in the average balance of interest-earning assets to $4,090.4 million for the year ended December 31, 2011 from $4,017.5 million for the year ended December 31, 2010. The 23 basis point decline in the yield of interest-earning assets was primarily due to a 16 basis point reduction in the yield of the loan portfolio to 5.94% for the twelve months ended December 31, 2011 from 6.10% for the twelve months ended December 31, 2010, combined with a 33 basis point decline in the yield on total securities to 4.08% for the twelve months ended December 31, 2011 from 4.41% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $90.8 million increase in the combined average balances of the lower yielding securities portfolio and interest-earning deposits for the twelve months ended December 31, 2011, both of which had a lower yield than the yield of total interest-earning assets. The 16 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations. The 33 basis point decrease in the securities portfolio was primarily due to the purchase of new securities at lower yields than the existing portfolio. The yield on the mortgage loan portfolio decreased 13 basis points to 6.03% for the twelve months ended December 31, 2011 from 6.16% for the twelve months ended December 31, 2010.  The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 15 basis points to 5.95% for the twelve months ended December 31, 2011 from 6.10% for the twelve months ended December 31, 2010.

Interest Expense. Interest expense decreased $15.0 million, or 16.39%, to $76.7 million for the year ended December 31, 2011 from $91.8 million for the year ended December 31, 2010. The decrease in the cost of interest-bearing liabilities was primarily attributable to a 42 basis point reduction in the cost of interest-bearing liabilities to 2.03% for the year ended December 31, 2011 from 2.45% for the year ended December 31, 2010, partially offset by a $29.0 million increase in the average balance of interest-bearing liabilities to $3,771.4 million for the year ended December 31, 2011 from $3,742.4 million for the year ended December 31, 2010. The 42 basis point decrease in the cost of interest-bearing liabilities was primarily attributable to the Bank reducing the rates it paid on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 43 basis points, 47 basis points, 24 basis points and 31 basis points, respectively, for the twelve months ended December 31, 2011 from the comparable prior year period.  This resulted in a decrease in the cost of due to depositors of 30 basis points to 1.59% for the twelve months ended December 31, 2011 from 1.89% for the twelve months ended December 31, 2010. The cost of borrowed funds decreased 33 basis points to 4.08% for the twelve months ended December 31, 2011 from 4.41% for the twelve months ended December 31, 2010 with the average balance decreasing $170.8 million to $693.4 million for the twelve months ended December 31, 2011 from $864.2 million for the twelve months ended December 31, 2010.

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

Liquidity, Regulatory Capital and Capital Resources

Our primary sources of funds are deposits, borrowings, principal and interest payments on loans, mortgage-backed and other securities, and proceeds from sales of securities and loans. Deposit flows and mortgage prepayments, however, are greatly influenced by general interest rates, economic conditions and competition. At December 31, 2012, the Bank had an approved overnight line of credit of $100.0 million with the FHLB-NY. In total, as of December 31, 2012, the Bank was able to borrow up to $1,335.4 million from the FHLB-NY in Federal Home Loan advances, letters of credit and overnight lines of credit. As of December 31, 2012, the Bank had $743.0 million in FHLB-NY advances. In addition, Flushing Financial Corporation has junior subordinated debentures with a face amount of $61.9 million and a carrying amount of $23.9 million (which are included in Borrowed Funds) and the Bank had $185.3 million in repurchase agreements to fund lending and investment opportunities. (See Note 9 of Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.) Management believes its available sources of funds are sufficient to fund current operations.

Our most liquid assets are cash and cash equivalents, which include cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $40.4 million, a decrease of $15.3 million from December 31, 2011. We also held marketable securities available for sale with a market value of $949.6 million at December 31, 2012.

At December 31, 2012, we had commitments to extend credit (principally real estate mortgage loans) of $46.5 million and open lines of credit for borrowers (principally home equity loan lines of credit and business lines of credit) of $135.8 million. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of our future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within 18 months and home equity loan lines of credit mature within 10 years. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Our total interest expense and operating expense in 2012 were $63.3 million and $82.3 million, respectively.

We maintain three postretirement defined benefit plans for our employees: a noncontributory defined benefit pension plan which was frozen as of September 30, 2006, a contributory medical plan, and a noncontributory life insurance plan. The life insurance plan was amended to discontinue providing life insurance benefits to future retirees after January 1, 2010 and the medical plan was frozen as of January 1, 2011. We also maintain a noncontributory defined benefit plan for certain of our non-employee directors, which was frozen as of January 1, 2004. The employee pension plan is the only plan that we have funded. During 2012, we made contributions to the employee pension plan totaling $0.7 million, and incurred cash expenditures of $0.1 million for the medical and life insurance plans and $0.1 million for the non-employee director plan. We expect to pay similar amounts for these plans in 2013. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

The amounts reported in our financial statements are obtained from reports prepared by independent actuaries, and are based on significant assumptions. The most significant assumption is the discount rate used to determine the accumulated postretirement benefit obligation (“APBO”) for these plans. The APBO is the present value of projected benefits that employees and retirees have earned to date. The discount rate is a single rate at which the liabilities of the plans are discounted into today’s dollars and could be effectively settled or eliminated. The discount rate used is based on the Citigroup Pension Liability Index, and reflects a rate that could be earned on bonds over a similar period that we anticipate the plans’ liabilities will be paid. An increase in the discount rate would reduce the APBO, while a reduction in the discount rate would increase the APBO. During the past several years, when interest rates have been at historically low levels, the discount rate used for our plans has declined from 7.25% for 2001 to 3.75% for 2012. This decline in the discount rate has resulted in an increase in our APBO.

The Company’s actuaries use several other assumptions that could have a significant impact on our APBO and periodic expense for these plans. These assumptions include, but are not limited to, expected rate of return on plan assets, future increases in medical and life insurance premiums, turnover rates of employees, and life expectancy. The accounting standards for postretirement plans involve mechanisms that serve to limit the volatility of earnings by allowing changes in the value of plan assets and benefit obligations to be amortized over time when actual results differ from the assumptions used, there are changes in the assumptions used, or there are plan amendments. At December 31, 2012, our employee pension plan and medical and life insurance plan have unrecognized losses of $11.8 million and $1.2 million, respectively.  The non-employee director plan has a $0.4 million unrecognized gain, due to experience different from what had been estimated and changes in actuarial assumptions. The employee pension plan’s unrecognized loss is primarily attributed to the reduction in the discount rate over the past several years and the net decline in the market value of the pension plan’s investments. The medical and life insurance plans’ unrecognized loss is attributed to the reduction in the discount rate over the past several years.   In addition, the non-employee director pension plan has an unrecognized past service liability of $0.2 million due to plan amendments in prior years and the medical and life insurance plan have a $0.8 million past service credit due to plan amendments. The net after tax effect of the unrecognized gains and losses associated with these plans has been recorded in accumulated other comprehensive income in stockholders’ equity, resulting in a reduction of stockholders’ equity of $6.8 million as of December 31, 2012.

The change in the discount rate, the reduction in medical premiums and discontinued life insurance benefits to future retirees are the only significant changes made to the assumptions used for these plans for each of three years ended December 31, 2012. During the year ended December 31, 2011 the actual return on the employee pension plan assets was approximately half of the assumed return used to determine the periodic pension expense for that year. During the years ended December 31, 2012 and 2010 the actual return approximated the assumed return used for each respective year.

The market value of the assets of our employee pension plan is $17.3 million at December 31, 2012, which is $5.2 million less than the projected benefit obligation. We do not anticipate a change in the market value of these assets which would have a significant effect on liquidity, capital resources, or results of operations.

During 2012, funds provided by the Company's operating activities amounted to $71.1 million. These funds, together with $111.6 million provided by financing activities and $44.2 million available at the beginning of 2012, were utilized to fund net investing activities of $198.0 million. The Company's primary business objective is the origination and purchase of multi-family residential properties, one-to-four family (including mixed-use properties) and commercial real estate mortgage loans, and commercial, business and SBA loans. During the year ended December 31, 2012, the net total of loan originations and purchases less loan repayments and sales was $37.6 million. During the year ended December 31, 2012, the Company also funded $311.7 million in purchases of securities available for sale.  Funds were primarily provided by increases of $134.9 million in customer deposits and $183.4 million in proceeds from maturities, sales, calls and prepayments of securities available for sale.  The Company also used funds of $20.0 million to purchase additional BOLI and $15.8 million for dividend payments during the year ended December 31, 2012.

At the time of the Savings Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, the Savings Bank was required by its primary regulator to establish a liquidation account which is reduced as and to the extent that eligible account holders reduce their qualifying deposits. Upon completion of the Merger, the liquidation account was assumed by the Bank. The balance of the liquidation account at December 31, 2012 was $1.3 million. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend or to repurchase any of its capital stock if the effect would be to cause the Bank’s regulatory capital to be reduced below the amount required for the liquidation account but approval of the NYDFS Superintendent is required if the total of all dividends declared by the Bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.  On July 21, 2011, as a result of the Dodd-Frank Act, the Bank’s primary regulator became the OCC and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors (“Federal Reserve”). Prior to July 21, 2011, unlike the Savings Bank, Flushing Financial Corporation was not subject to regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Savings Bank. However, Flushing Financial Corporation was subject, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year. With the Federal Reserve becoming Flushing Financial Corporation’s primary regulator, Flushing Financial Corporation became subject to the same regulatory restrictions on the declaration of dividends as the Savings Bank.

Regulatory Capital Position.  Under applicable regulatory capital regulations, the Bank is required to comply with each of three separate capital adequacy standards: leverage capital, Tier I risk-based capital and total risk-based capital. Such classifications are used by the OCC and other bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. At December 31, 2012 and 2011, the Bank exceeded its three regulatory capital requirements. (See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.)

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

Fair Value of Financial Instruments. The Company carries certain financial assets and financial liabilities at fair value in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. Management selected the fair value option for certain investment securities, primarily mortgage-backed securities, and certain borrowings. Changes in the fair value of financial instruments for which the fair value election is made are recorded in the Consolidated Statements of Income. At December 31, 2012, financial assets and financial liabilities with fair values of $54.5 million and $23.9 million, respectively, are carried at fair value under the fair value option.

The securities portfolio also consists of mortgage-backed and other securities for which the fair value election was not selected. These securities are classified as available for sale and are carried at fair value in the Consolidated Statements of Financial Condition, with changes in fair value recorded in Accumulated Other Comprehensive Income. If any decline in fair value for these securities is deemed other-than-temporary, the security is written down to a new cost basis with the resulting loss recorded in the Consolidated Statements of Income. During 2012 and 2011, we recorded other-than-temporary impairment charges of $0.8 million and $1.6 million, respectively, for certain private issue collateralized mortgage obligations.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (Level 1), (2) significant other observable inputs (Level 2), or (3) significant unobservable inputs (Level 3). Judgment is required in selecting the appropriate level to be used to determine fair value. The majority of financial assets and financial liabilities for which the fair value election was made, and the majority of investments classified as Available for Sale, were measured using Level 2 inputs, which require judgment to determine the fair value. The trust preferred securities held in the investment portfolio, and the Company’s junior subordinated debentures, were measured using Level 3 inputs due to the inactive market for these securities. The private label collateralized mortgage obligations for which other-than-temporary impairment charges were recorded in 2012 and 2011 were valued using a Level 3 input at December 31, 2012 and a Level 2 input at December 31, 2011.

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

The Company conducts its annual impairment testing of goodwill as of December 31. The impairment testing as of December 31, 2012 and 2011 did not show an impairment of goodwill based on the fair value of the Company.

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

Contractual Obligations

	Payments Due By Period
					More
		Less Than	1 - 3	3 - 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Borrowings	$948,405	$360,000	$343,560	$220,923	$23,922
Deposits	3,015,193	2,172,018	667,546	144,100	31,529
Loan commitments	182,276	182,276	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	31,996	3,606	6,396	5,605	16,389
Purchase obligations	12,658	4,521	6,087	2,050	-
Pension and other postretirement benefits	14,014	1,258	2,656	2,660	7,440
Deferred compensation plans	10,159	636	1,254	1,254	7,015
Total	$4,214,701	$2,724,315	$1,027,499	$376,592	$86,295

We have significant obligations that arise in the normal course of business. We finance our assets with deposits and borrowings. We also use borrowings to manage our interest-rate risk. We have the means to refinance these borrowings as they mature through financing arrangements with the FHLB-NY and our ability to arrange repurchase agreements with broker-dealers and the FHLB-NY. (See Notes 8 and 9 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

We focus our balance sheet growth on the origination of mortgage loans. At December 31, 2012, we had commitments to extend credit and lines of credit of $182.3 million for mortgage and other loans. These loans will be funded through principal and interest payments received on existing mortgage loans and mortgage-backed securities, growth in customer deposits, and, when necessary, additional borrowings. (See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

At December 31, 2012, the Bank had seventeen branches, eleven of which are leased. The Bank leases its branch locations primarily when it is not the sole tenant. Whether the Bank will purchase its future branch locations will depend in part on the availability of suitable locations and the availability of properties. In addition, we lease our executive offices. We currently outsource our data processing, loan servicing and check processing functions. We believe that this is the most cost effective method for obtaining these services. These arrangements are usually volume dependent and have varying terms. The contracts for these services usually include annual increases based on the increase in the consumer price index. The amounts shown above for purchase obligations represent the current term and volume of activity of these contracts. We expect to renew these contracts as they expire.

The amounts shown for pension and other postretirement benefits reflect our employee and directors’ pension plans, the supplemental retirement benefits of our president, and amounts due under our plan for medical and life insurance benefits for retired employees. The amount shown in the “Less Than 1 Year” column represents our current estimate for these benefits, some of which are based on information supplied by actuaries. The amounts shown in columns reflecting periods over one year represent our current estimate based on the past year’s actual disbursements and information supplied by actuaries. The amounts do not include an increase for possible future retirees or increases in health plan costs. The amount shown in the “More Than 5 Years” column represents the amount required to increase the total amount to the projected benefit obligation of the directors’ plan and the medical and life insurance benefit plans, since these are unfunded plans and the underfunded portion of the employee pension plan. (See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.)

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

In June 2011, the FASB issued ASU No. 2011-05, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments eliminate the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and must be applied retrospectively. Early adoption was permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition. See the Consolidated Statements of Comprehensive Income.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This information is contained in the section captioned “Interest Rate Risk” on page 68 and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$40,425	$55,721
Securities available for sale, at fair value:
Mortgage-backed securities (including assets pledged of $679,285 and $595,631 at December 31, 2012 and 2011, respectively; $24,911 and $37,787 at fair value pursuant to the fair value option at December 31, 2012 and 2011, respectively)	720,113	747,288
Other securities ($29,577 and $30,942 at fair value pursuant to the fair value option at December 31, 2012 and 2011, respectively)	229,453	65,242
Loans held for sale	5,313	-
Loans, net of fees and costs	3,234,121	3,228,881
Less: Allowance for loan losses	(31,104)	(30,344)
Net loans	3,203,017	3,198,537
Interest and dividends receivable	17,917	17,965
Bank premises and equipment, net	22,500	24,417
Federal Home Loan Bank of New York stock	42,337	30,245
Bank owned life insurance	106,244	83,454
Goodwill	16,127	16,127
Core deposit intangible, net	468	937
Other assets	47,502	48,016
Total assets	$4,451,416	$4,287,949

Liabilities
Due to depositors:
Non-interest bearing	$155,789	$118,507
Interest-bearing	2,826,844	2,997,952
Mortgagors' escrow deposits	32,560	29,786
Borrowed funds ($23,922 and $26,311 at fair value pursuant to the fair value option at December 31, 2012 and 2011, respectively)	763,105	499,839
Securities sold under agreements to repurchase	185,300	185,300
Other liabilities	45,453	39,654
Total liabilities	4,009,051	3,871,038

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at December 31, 2012 and 2011; 30,743,329 and 30,904,177 shares outstanding at December 31, 2012 and 2011, respectively)	315	315
Additional paid-in capital	198,314	195,628
Treasury stock, at average cost (787,266 shares and 626,418 at December 31, 2012 and 2011, respectively)	(10,257)	(7,355)
Retained earnings	241,856	223,510
Accumulated other comprehensive income, net of taxes	12,137	4,813
Total stockholders' equity	442,365	416,911

Total liabilities and stockholders' equity	$4,451,416	$4,287,949

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$181,486	$191,454	$197,469
Interest and dividends on securities:
Interest	31,306	32,121	31,252
Dividends	855	811	813
Other interest income	67	112	94
Total interest and dividend income	213,714	224,498	229,628

Interest expense
Deposits	40,382	48,431	53,655
Other interest expense	22,893	28,292	38,112
Total interest expense	63,275	76,723	91,767

Net interest income	150,439	147,775	137,861
Provision for loan losses	21,000	21,500	21,000
Net interest income after provision for loan losses	129,439	126,275	116,861

Non-interest income
Other-than-temporary impairment ("OTTI") charge	(3,138)	(9,365)	(7,130)
Less: Non-credit portion of OTTI charge recorded in
Other Comprehensive Income, before taxes	2,362	7,787	5,085
Net OTTI charge recognized in earnings	(776)	(1,578)	(2,045)
Loan fee income	2,304	1,941	1,695
Banking services fee income	1,703	1,699	1,747
Net (loss) gain on sale of loans held for sale	(9)	343	-
Net gain on sale of loans	31	168	17
Net (loss) gain on sale of securities	47	-	(10)
Net gain from fair value adjustments	55	1,960	47
Federal Home Loan Bank of New York stock dividends	1,507	1,502	2,102
Bank owned life insurance	2,790	2,769	2,638
Other income	1,413	1,477	2,109
Total non-interest income	9,065	10,281	8,300

Non-interest expense
Salaries and employee benefits	42,503	38,262	34,785
Occupancy and equipment	7,807	7,803	7,246
Professional services	6,108	6,697	6,344
FDIC deposit insurance	4,186	4,378	4,889
Data processing	4,101	4,458	3,996
Depreciation and amortization of premises and equipment	3,207	3,185	2,795
Other real estate owned / foreclosure expense	2,964	2,471	1,194
Other operating expenses	11,450	10,485	9,136
Total non-interest expense	82,326	77,739	70,385

Income before income taxes	56,178	58,817	54,776

Provision for income taxes
Federal	16,740	17,749	19,343
State and local	5,107	5,720	(3,402)
Total provision for income taxes	21,847	23,469	15,941

Net income	$34,331	$35,348	$38,835

Basic earnings per common share	$1.13	$1.15	$1.28
Diluted earnings per common share	$1.13	$1.15	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Comprehensive Income
Net income	$34,331	$35,348	$38,835
Other comprehensive income, net of tax
Unrecognized actuarial losses	(479)	(2,505)	(715)
Amortization of actuarial losses	587	311	175
Amortization of prior service credit	(26)	(25)	(25)
OTTI charges included in income	437	886	1,145
Reclassification adjustment for losses (gains) included in income	(26)	-	6
Unrealized gains on securities	6,831	9,890	2,249
Comprehensive income	$41,655	$43,905	$41,670

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Common Stock
Balance, beginning of year	$315	$313	$311
Shares issued upon the exercise of stock options (155,061 and 37,054 common shares for the years ended December 31, 2011 and 2010, respectively)	-	1	1
Shares issued upon vesting of restricted stock unit awards (119,600 and 87,821 common shares for the years ended December 31, 2011 and 2010, respectively)	-	1	1
Balance, end of year	315	315	313

Additional Paid-In Capital
Balance, beginning of year	195,628	189,348	185,842
Award of common shares released from Employee Benefit Trust (157,922, 144,312 and 134,124 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	1,480	1,541	1,167
Shares issued upon vesting of restricted stock unit awards (113,272, 127,653 and 103,109 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	317	1,668	1,394
Options exercised (125,405 155,061 and 74,340 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	164	1,825	446
Stock-based compensation activity, net	1,028	954	487
Stock-based income tax (provision) benefit	(303)	292	12
Balance, end of year	198,314	195,628	189,348

Treasury Stock
Balance, beginning of year	(7,355)	-	(36)
Purchases of common shares outstanding (352,000 and 624,088 common shares for the years ended December 31, 2012 and 2011, respectively)	(5,019)	(7,316)	-
Issuance upon exercise of stock options (150,225, 23,249 and 37,266 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	1,818	326	515
Repurchase of shares to satisfy tax obligations (40,148, 29,838 and 26,443 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	(532)	(406)	(347)
Shares issued upon vesting of restricted stock unit awards (146,149, 8,053 and 18,583 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	1,737	95	238
Purchase of common shares to fund options exercised (65,074, 3,794 and 26,011 common shares for the years ended December 31, 2012 2011 and 2010 , respectively)	(906)	(54)	(370)
Balance, end of year	(10,257)	(7,355)	-

Continued
The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)

	For the years ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Unearned Compensation
Balance, beginning of year	$-	$-	$(575)
Release of shares from Employee Benefit Trust (168,759 common shares for the year ended December 31, 2010)	-	-	575
Balance, end of year	-	-	-

Retained Earnings
Balance, beginning of year	223,510	204,128	181,181
Net income	34,331	35,348	38,835
Stock options exercised (24,820, 23,129 and 74,320 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	(63)	(50)	(92)
Shares issued upon vesting of restricted stock unit awards (32,877, 7,853 and 3,295 common shares for the years ended December 31, 2012, 2011 and 2010, respectively)	(105)	(6)	(8)
Cash dividends declared and paid on common shares ($0.52 per share for each of the years ended December 31, 2012, 2011 and 2010, respectively)	(15,817)	(15,910)	(15,788)
Balance, end of year	241,856	223,510	204,128

Accumulated Other Comprehensive Income (Loss), Net of Taxes
Balance, beginning of year	$4,813	$(3,744)	$(6,579)
Amortization of prior service credits, net of taxes of $20 for each of the years ended December 31, 2012, 2011 and 2010, respectively	(26)	(25)	(25)
Amortization of net actuarial losses, net of taxes of ($456), ($243)and ($140) for the years ended December 31, 2012, 2011 and 2010, respectively	587	311	175
Unrecognized actuarial losses, net of taxes $340, $1,932 and $513 for years ended December 31, 2012, 2011 and 2010, respectively	(479)	(2,505)	(715)
Change in net unrealized gains on securities available for sale, net of taxes of approximately ($5,259), ($7,706) and ($1,810) for the years ended December 31, 2012, 2011 and 2010, respectively	6,831	9,890	2,249
Reclassification adjustment for losses included in net income, net of taxes of approximately ($318), ($692)and ($904) for the years ended December 31, 2012, 2011 and 2010, respectively	411	886	1,151
Balance, end of year	12,137	4,813	(3,744)

Total Stockholders' Equity	$442,365	$416,911	$390,045

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities

Net income	$34,331	$35,348	$38,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,000	21,500	21,000
Depreciation and amortization of premises and equipment	3,207	3,185	2,795
Origination of loans held for sale	-	(3,865)	-
Proceeds from sale of loans held for sale	-	4,208	-
Net gain on sales of loans held for sale	9	(343)	-
Net gain on sales of loans (including delinquent loans)	(31)	(168)	(17)
Net (gain) loss on sales of securities	(47)	-	10
Other-than-temporary impairment charge on securities	776	1,578	2,045
Amortization of premium, net of accretion of discount	6,643	5,872	5,212
Fair value adjustment for financial assets and financial liabilities	(55)	(1,960)	(47)
Income from bank owned life insurance	(2,790)	(2,769)	(2,638)
Stock based compensation expense	3,260	2,686	2,249
Deferred compensation	(86)	512	244
Amortization of core deposit intangibles	469	468	469
Excess tax provision (benefits) from stock-based payment arrangements	303	(292)	(12)
Deferred income tax provision (benefit)	(804)	685	(8,041)
Net decrease in prepaid FDIC assessment	3,888	4,068	4,572
Increase in other assets	(3,695)	(1,638)	(4,402)
Increase (decrease) in other liabilities	4,719	(4,355)	4,913
Net cash provided by operating activities	71,097	64,720	67,187

Investing Activities

Purchases of premises and equipment	(1,290)	(4,561)	(3,006)
Net (purchases) redemption of Federal Home Loan Bank-NY shares	(12,092)	1,361	14,362
Purchases of securities available for sale	(311,654)	(157,741)	(397,909)
Proceeds from sales and calls of securities available for sale	12,637	8,000	91,788
Proceeds from maturities and prepayments of securities available for sale	170,798	154,600	188,700
Net originations and repayments of loans	(78,379)	12,773	(67,047)
Purchases of loans	(3,456)	(19,053)	(14,675)
Proceeds from sale of delinquent loans	44,223	27,817	8,845
Purchase of bank owned life insurance	(20,000)	(4,556)	(4,260)
Proceeds from sale of Real Estate Owned	1,225	4,053	2,283
Net cash provided by (used in) investing activities	(197,988)	22,693	(180,919)

Continued

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Financing Activities

Net increase in non-interest bearing deposits	$37,282	$22,309	$4,822
Net (decrease) increase in interest bearing deposits	(172,193)	(70,332)	491,035
Net increase in mortgagors' escrow deposits	2,774	2,471	524
Net proceeds (repayments) from short-term borrowed funds	132,000	-	(127,000)
Proceeds from long-term borrowings	212,518	245,447	50,470
Repayment of long-term borrowings	(80,000)	(258,076)	(271,091)
Purchases of treasury stock	(5,551)	(7,722)	(347)
Excess tax benefits (provision) from stock-based payment arrangements	(303)	292	12
Proceeds from issuance of common stock upon exercise of stock options	885	2,040	458
Cash dividends paid	(15,817)	(15,910)	(15,788)
Net cash (used in) provided by financing activities	111,595	(79,481)	133,095

Net (decrease) increase in cash and cash equivalents	(15,296)	7,932	19,363
Cash and cash equivalents, beginning of year	55,721	47,789	28,426
Cash and cash equivalents, end of year	$40,425	$55,721	$47,789

Supplemental Cash Flow Disclosure
Interest paid	$62,368	$75,914	$91,943
Income taxes paid	21,947	22,917	26,770
Taxes paid if excess tax benefits on stock-based compensation were not tax deductible	21,644	23,209	26,782
Non-cash activities:
Loans transferred to Other Real Estate Owned	6,127	7,286	4,813
Loans provided for the sale of Other Real Estate Owned	2,110	1,655	3,037
Loans held for investment transferred to loans held for sale	12,200	-	-
Loans held for sale transferred to loans held for investment	400	-	-

The accompanying notes are an integral part of these consolidated financial statements.

FLUSHING FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
For the years ended December 31, 2012, 2011 and 2010

1. Nature of Operations

Flushing Financial Corporation (the “Holding Company”), a Delaware business corporation, is a bank holding company. On February 28, 2013 the Holding Company’s wholly owned subsidiary Flushing Savings Bank, FSB (the “Savings Bank) merged with and into Flushing Commercial Bank (the “Merger”). Flushing Commercial Bank was the surviving entity of the Merger, whose name was changed to Flushing Bank (the “Bank”). The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank), Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as the “Company.”

The Company’s principal business is attracting retail deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in (1) originations and purchases of multi-family residential properties and, to a lesser extent, one-to-four family (focusing on mixed-use properties, which are properties that contain both residential dwelling units and commercial units) and commercial real estate mortgage loans; (2) construction loans, primarily for residential properties; (3) Small Business Administration (“SBA”) loans and other small business loans;  (4) mortgage loan surrogates such as mortgage-backed securities; and (5) U.S. government securities, corporate fixed-income securities and other marketable securities. The Bank also originates certain other consumer loans including overdraft lines of credit. The Bank primarily conducts its business through seventeen full-service banking offices, nine of which are located in Queens County, two in Nassau County, five in Kings County (Brooklyn), and one in New York County (Manhattan), New York. The Bank also operates “iGObanking.com®”, an internet branch, offering checking, savings and certificates of deposit accounts.

2. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company follow generally accepted accounting principles in the United States of America (“GAAP”) and general practices within the banking industry. The policies which materially affect the determination of the Company’s financial position, results of operations and cash flows are summarized below.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the Holding Company and the following direct and indirect wholly-owned subsidiaries of the Holding Company: the Bank,, Flushing Preferred Funding Corporation (“FPFC”), Flushing Service Corporation (“FSC”), and FSB Properties Inc. (“Properties”). FPFC is a real estate investment trust formed to hold a portion of the Bank’s mortgage loans to facilitate access to capital markets. FSC was formed to market insurance products and mutual funds. Properties is currently used to hold title to real estate owned that is obtained via foreclosure.  All intercompany transactions and accounts are eliminated in consolidation. The Holding Company currently has three unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 9, “Borrowed Funds and Securities Sold Under Agreements to Repurchase,” for additional information regarding these trusts.

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

Cash and Cash Equivalents:
For the purpose of reporting cash flows, the Company defines cash and due from banks, overnight interest-earning deposits and federal funds sold with original maturities of 90 days or less as cash and cash equivalents. At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $40.4 million and $55.7 million, respectively. Included in cash and cash equivalents at those dates were $31.3 million and $49.4 million in interest-earning deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York (“FHLB-NY”). The Bank is required to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $6.5 million and $6.3 million at December 31, 2012 and 2011, respectively.

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

In performing our goodwill impairment testing, we have identified a single reporting unit. We considered the quoted market price of our common stock on December 31, 2012 as an initial indicator of estimating the fair value of our reporting unit. We also considered the market-based control premium in determining the estimated fair value of our reporting unit. Additionally, we periodically obtain a goodwill impairment analysis from an independent third party valuation firm. At December 31, 2012, the independent third party valuation firm utilized multiple valuation approaches including comparable transactions, control premium, public market peers, and discounted cash flow analysis.  Management reviews the assumptions and inputs used in the third party analysis for reasonableness.

At December 31, 2012, after performing our goodwill impairment testing, we concluded there was no goodwill impairment.  At December 31, 2012, the carrying amount of our goodwill totaled $16.1 million. The identification of additional reporting units, the use of other valuation techniques and/or changes to input assumptions used in our analysis or the analysis of our independent third party valuation firm could result in material different evaluations of goodwill impairment.

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

The Company recognizes a loan as non-performing when the borrower has demonstrated the inability to bring the loan current, or due to other circumstances which, in management’s opinion, indicate the borrower will be unable to bring the loan current within a reasonable time. All loans classified as non-performing, which includes all loans past due 90 days or more, are classified as non-accrual unless there is, in our opinion, compelling evidence the borrower will bring the loan current in the immediate future. Appraisals are obtained and/or updated internal evaluations are prepared as soon as practical, and before the loan becomes 90 days delinquent. The loan balances of collateral dependent impaired loans are compared to the property’s updated fair value. The Company considers fair value of collateral dependent loans to be 85% of the appraised or internally estimated value of the property. The balance which exceeds fair value is generally charged-off.  Management reviews the allowance for loan losses on a quarterly basis, and records as a provision the amount deemed appropriate, after considering items such as, current year charge-offs, charge-off trends, new loan production, current balance by particular loan categories, and delinquent loans by particular loan categories.

A loan is considered impaired when, based upon current information, the Company believes it is probable that it will be unable to collect all amounts due, both principal and interest, in accordance with the original terms of the loan. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or, as a practical expedient, the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recorded on the cash basis. The Company’s management considers all non-accrual loans impaired.

The Company reviews each impaired loan on an individual basis to determine if either a charge-off or a valuation allowance needs to be allocated to the loan. The Company does not charge-off or allocate a valuation allowance to loans for which management has concluded the current value of the underlying collateral will allow for recovery of the loan balance either through the sale of the loan or by foreclosure and sale of the property.

The Company evaluates the underlying collateral through a third party appraisal, or when a third party appraisal is not available, the Company will use an internal evaluation. The internal evaluations are prepared using an income approach or a sales approach. The income approach is used for income producing properties and uses current revenues less operating expenses to determine the net cash flow of the property. Once the net cash flow is determined, the value of the property is calculated using an appropriate capitalization rate for the property. The sales approach uses comparable sales prices in the market.  When an internal evaluation is used, we place greater reliance on the income approach to value the collateral.

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

As of December 31, 2012, we utilized recent third party appraisals of the collateral to measure impairment for $96.0 million, or 74.6%, of collateral dependent impaired loans, and used internal evaluations of the property’s value for $32.6 million, or 25.4%, of collateral dependent impaired loans.

The Company may restructure a loan to enable a borrower experiencing financial difficulties to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as Troubled Debt Restructured (“TDR”).

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At December 31, 2012, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

Loans Held for Sale:
Loans held for sale are carried at the lower of cost or estimated fair value. At December 31, 2012, loans held for sale consists of four non-performing multi-family residential loans totaling $3.4 million and four non-performing one-to-four-family – mixed-use properties totaling $1.9 million. The Company did not have any loans held for sale as of December 31, 2011.

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

Federal Home Loan Bank Stock:
The FHLB-NY has assigned to the Bank a mandated membership stock purchase, based on its asset size.  In addition, for all borrowing activity, the Bank is required to purchase shares of FHLB-NY non-marketable capital stock at par.  Such shares are redeemed by FHLB-NY at par with reductions in the Bank’s borrowing levels. The Bank carries its investment in FHLB-NY stock at historical cost. The Company periodically reviews its FHLB-NY stock to determine if impairment exists.  At December 31, 2012, the Company considered among other things the earnings performance, credit rating and asset quality of the FHLB-NY. Based on this review, the Company did not consider the value of our investment in FHLB-NY stock to be impaired at December 31, 2012.

Securities Sold Under Agreements to Repurchase:
Securities sold under agreements to repurchase are accounted for as collateralized financing and are carried at amounts at which the securities will be subsequently reacquired as specified in the respective agreements. Interest incurred under these agreements is included in other interest expense.

Income Taxes:
Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities. A deferred tax liability is recognized on all taxable temporary differences and a deferred tax asset is recognized on all deductible temporary differences and operating losses and tax credit carry-forwards.  A valuation allowance is recognized to reduce the potential deferred tax asset if it is “more likely than not” that all or some portion of that potential deferred tax asset will not be realized.  The Company must also take into account changes in tax laws or rates when valuing the deferred income tax amounts it carries on its Consolidated Statements of Financial Condition.

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

Derivatives:
Derivatives are required to be recorded on the Consolidated Statements of Financial Condition at fair value. The Company records derivatives on a gross basis in “Other assets” and “Other liabilities”.in the Consolidated Statements of Financial Condition.  The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction and type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. The extent to which a derivative has been, and is expected to continue to be, effective at offsetting changes in the fair value of the hedged item must be assessed and documented at least quarterly. Any hedge ineffectiveness (i.e., the amount by which the gain or loss on the designated derivative instrument does not exactly offset the change in the hedged item attributable to the hedged risk) must be reported in current-period earnings. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

Segment Reporting:
Management views the Company as operating as a single unit, a community bank. Therefore, segment information is not provided.

Advertising Expense:
Costs associated with advertising are expensed as incurred. The Company recorded advertising expenses of $1.7 million, $2.7 million, and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The shares held in the Company’s Employee Benefit Trust are not included in shares outstanding for purposes of calculating earnings per common share.

Earnings per common share have been computed based on the following, for the years ended December 31:

	2012	2011	2010
	(In thousands, except per share data)
Net income, as reported	$34,331	$35,348	$38,835
Divided by:
Weighted average common shares outstanding	30,402	30,623	30,336
Weighted average common stock equivalents	31	31	31
Total weighted average common shares outstanding and common stock equivalents	30,433	30,654	30,367

Basic earnings per common share	$1.13	$1.15	$1.28
Diluted earnings per common share	$1.13	$1.15	$1.28

Options to purchase 550,400 shares, at an average exercise price of $17.63, 720,340  shares, at an average exercise price of $16.71, and 898,423 shares, at an average exercise price of $15.97, are anti-dilutive and were not included in the computation of diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010, respectively.

3. Loans

The composition of loans is as follows at December 31:

	2012	2011
	(In thousands)
Multi-family residential	$1,534,438	$1,391,221
Commercial real estate	515,438	580,783
One-to-four family ― mixed-use property	637,353	693,932
One-to-four family ― residential	198,968	220,431
Co-operative apartments	6,303	5,505
Construction	14,381	47,140
Small Business Administration	9,496	14,039
Taxi medallion	9,922	54,328
Commercial business and other	295,076	206,614
Gross loans	3,221,375	3,213,993
Unearned loan fees and deferred costs, net	12,746	14,888
Total loans	$3,234,121	$3,228,881

The total amount of loans on non-accrual status was $84.1 million and $111.1 million at December 31, 2012 and 2011, respectively.  The total amount of loans classified as impaired, which includes all loans on non-accrual status, was $128.6 million and $190.3 million at December 31, 2012 and 2011, respectively. We generally adjust the carrying value of collateral dependent impaired loans to their fair value with a charge to the allowance for loan losses. The average balance of impaired loans was $148.9 million and $191.2 million for 2012 and 2011, respectively.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in our best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. The Company classifies these loans as a TDR.

The following table shows loans modified and classified as TDR during the years ended December 31, 2012 and 2011:

	For the year ended December 31, 2012			For the year ended December 31, 2011
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Multi-family residential	-	$-		6	$1,800	Received a below market interest rate and the loan amortization was extended
Commercial real estate	3	5,300	Received a below market interest rate and the loan amortization was extended	1	2,000	Received a below market interest rate
One-to-four family - mixed-use property	3	1,200	Received a below market interest rate	3	900	Received a below market interest rate and loan amortization term extended
One-to-four family - residential	1	400	Received a below market interest rate
Construction loans				2	24,200	Received a below market interest rate
Commercial business and other	2	1,900	Received a below market interest rate and the loan amortization was extended	-	-
Total	9	$8,800		12	$28,900

The recorded investment of each of the loans modified and classified to a TDR, presented in the table above, was unchanged as there was no principal forgiven in any of these modifications.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	8	$2,347	11	$9,412
Commercial real estate	5	8,499	2	2,499
One-to-four family - mixed-use property	7	2,336	3	795
One-to-four family - residential	1	374
Construction	1	3,805	1	5,888
Commercial business and other	2	2,540	1	2,000
Total performing troubled debt restructured	24	$19,901	18	$20,594

During the year ended December 31, 2012, three multi-family TDR totaling $6.9 million and one commercial TDR for $0.4 million were transferred to non-accrual status as they were no longer performing in accordance with their modified terms.  During the year ended December 31, 2011, one construction loan for $11.5 million, one commercial loan for $3.3 million and two one-to-four family – mixed-used property loans totaling $0.7 million were transferred to non-accrual status as they were no longer performing in accordance with their modified terms.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	2	$323	-	$-
Commercial real estate	2	3,075	2	4,340
One-to-four family - mixed-use property	2	816	3	1,193
Construction	1	7,368	1	11,673
Total troubled debt restructurings that subsequently defaulted	7	$11,582	6	$17,206

The following table shows our non-performing loans at the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011

Loans ninety days or more past due and still accruing:
Multi-family residential	$-	$6,287
Commercial real estate	-	92
Commercial Business and other	644	-
Total	644	6,379

Non-accrual mortgage loans:
Multi-family residential	13,095	19,946
Commercial real estate	15,640	19,895
One-to-four family mixed-use property	16,553	28,429
One-to-four family residential	13,726	12,766
Co-operative apartments	234	152
Construction	7,695	14,721
Total	66,943	95,909

Non-accrual non-mortgage loans:
Small Business Administration	283	493
Commercial Business and other	16,860	14,660
Total	17,143	15,153
Total non-accrual loans	84,086	111,062

Total non-accrual loans and ninety days or more past due and still accruing	$84,730	$117,441

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the years ended December 31:

	2012	2011	2010
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$9,026	$9,654	$9,460
Less: Interest income included in the results of operations	1,692	2,126	2,018
Total foregone interest	$7,334	$7,528	$7,442

The following table shows an age analysis of our recorded investment in loans at December 31, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$24,059	$4,828	$13,095	$41,982	$1,492,456	$1,534,438
Commercial real estate	9,764	3,622	15,639	29,025	486,413	515,438
One-to-four family - mixed-use property	21,012	3,368	16,554	40,934	596,419	637,353
One-to-four family - residential	3,407	2,010	13,602	19,019	179,949	198,968
Co-operative apartments	-	-	234	234	6,069	6,303
Construction loans	2,462	-	7,695	10,157	4,224	14,381
Small Business Administration	404	-	283	687	8,809	9,496
Taxi medallion	-	-	-	-	9,922	9,922
Commercial business and other	2	5	15,601	15,608	279,468	295,076
Total	$61,110	$13,833	$82,703	$157,646	$3,063,729	$3,221,375

The following table shows an age analysis of our recorded investment in loans at December 31, 2011:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$20,083	$6,341	$26,233	$52,657	$1,338,564	$1,391,221
Commercial real estate	10,804	1,797	19,987	32,588	548,195	580,783
One-to-four family - mixed-use property	20,480	3,027	27,950	51,457	642,475	693,932
One-to-four family - residential	4,699	1,769	12,766	19,234	201,197	220,431
Co-operative apartments	-	-	152	152	5,353	5,505
Construction loans	5,065	-	14,721	19,786	27,354	47,140
Small Business Administration	16	41	452	509	13,530	14,039
Taxi medallion	71	-	-	71	54,257	54,328
Commercial business and other	5,476	966	10,241	16,683	189,931	206,614
Total	$66,694	$13,941	$112,502	$193,137	$3,020,856	$3,213,993

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2012:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Charge-off's	6,016	2,746	4,286	1,583	62	4,591	324	-	1,661	21,269
Recoveries	144	307	358	29	-	-	87	-	104	1,029
Provision	7,606	2,934	4,574	1,904	28	3,989	(245)	(34)	244	21,000
Ending balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Ending balance: individually evaluated for impairment	$183	$359	$571	$94	$-	$38	$-	$-	$249	$1,494
Ending balance: collectively evaluated for impairment	$12,818	$5,346	$5,389	$1,905	$46	$28	$505	$7	$3,566	$29,610

Financing Receivables:
Ending balance	$1,534,438	$515,438	$637,353	$198,968	$6,303	$14,381	$9,496	$9,922	$295,076	$3,221,375
Ending balance: individually evaluated for impairment	$21,675	$23,525	$26,368	$15,702	$237	$14,232	$850	$-	$26,021	$128,610
Ending balance: collectively evaluated for impairment	$1,512,763	$491,913	$610,985	$183,266	$6,066	$149	$8,646	$9,922	$269,055	$3,092,765

The following table shows the activity in the allowance for loan losses for the year ended December 31, 2011:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$9,007	$4,905	$5,997	$938	$17	$589	$1,303	$639	$4,304	$27,699
Charge-off's	6,807	5,172	2,644	2,226	-	1,088	871	-	642	19,450
Recoveries	153	184	123	63	-	-	60	-	12	595
Provision	8,914	5,293	1,838	2,874	63	1,167	495	(598)	1,454	21,500
Ending balance	$11,267	$5,210	$5,314	$1,649	$80	$668	$987	$41	$5,128	$30,344
Ending balance: individually evaluated for impairment	$346	$189	$718	$-	$58	$268	$88	$-	$2,539	$4,206
Ending balance: collectively evaluated for impairment	$10,921	$5,021	$4,596	$1,649	$22	$400	$899	$41	$2,589	$26,138

Financing Receivables:
Ending balance	$1,391,221	$580,783	$693,932	$220,431	$5,505	$47,140	$14,039	$54,328	$206,614	$3,213,993
Ending balance: individually evaluated for impairment	$58,528	$53,511	$51,527	$17,470	$356	$31,126	$491	$-	$29,417	$242,426
Ending balance: collectively evaluated for impairment	$1,332,693	$527,272	$642,405	$202,961	$5,149	$16,014	$13,548	$54,328	$177,197	$2,971,567

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$19,753	$22,889	$-	$27,720	$429
Commercial real estate	34,672	38,594	-	43,976	536
One-to-four family mixed-use property	23,054	25,825	-	27,018	485
One-to-four family residential	15,328	18,995	-	15,047	186
Co-operative apartments	237	299	-	174	2
Construction	10,598	15,182	-	14,689	173
Non-mortgage loans:
Small Business Administration	850	1,075	-	1,042	25
Taxi Medallion	-	-	-	-	-
Commercial Business and other	4,391	5,741	-	5,102	53
Total loans with no related allowance recorded	108,883	128,600	-	134,768	1,889

With an allowance recorded:
Mortgage loans:
Multi-family residential	1,922	1,937	183	3,174	124
Commercial real estate	7,773	7,839	359	6,530	400
One-to-four family mixed-use property	3,314	3,313	571	4,385	205
One-to-four family residential	374	374	94	188	19
Co-operative apartments	-	-	-	101	-
Construction	3,805	3,805	38	4,275	140
Non-mortgage loans:
Small Business Administration	-	-	-	-	-
Taxi Medallion	-	-	-	-	-
Commercial Business and other	2,539	2,540	249	2,273	116
Total loans with an allowance recorded	19,727	19,808	1,494	20,926	1,004

Total Impaired Loans:
Total mortgage loans	$120,830	$139,052	$1,245	$147,277	$2,699
Total non-mortgage loans	$7,780	$9,356	$249	$8,417	$194

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the year ended December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$33,046	$36,705	$-	$35,792	$910
Commercial real estate	38,748	42,345	-	37,511	1,355
One-to-four family mixed-use property	33,831	37,233	-	32,687	447
One-to-four family residential	14,343	16,599	-	11,578	196
Co-operative apartments	153	153	-	110	-
Construction	10,995	11,380	-	11,166	672
Non-mortgage loans:
Small Business Administration	275	500	-	69	3
Taxi Medallion	-	-	-	-	-
Commercial Business and other	11,160	11,162	-	13,801	339
Total loans with no related allowance recorded	142,551	156,077	-	142,714	3,922

With an allowance recorded:
Mortgage loans:
Multi-family residential	13,046	13,110	346	12,270	635
Commercial real estate	3,018	3,018	189	3,301	140
One-to-four family mixed-use property	6,111	6,213	718	2,720	412
One-to-four family residential	-	-	-	143	-
Co-operative apartments	203	203	58	51	11
Construction	17,561	17,561	268	21,296	453
Non-mortgage loans:
Small Business Administration	195	195	88	777	10
Taxi Medallion	-	-	-	-	-
Commercial Business and other	7,620	8,353	2,539	7,905	209
Total loans with an allowance recorded	47,754	48,653	4,206	48,463	1,870

Total Impaired Loans:
Total mortgage loans	$171,055	$184,520	$1,579	$168,625	$5,231
Total non-mortgage loans	$19,250	$20,210	$2,627	$22,552	$561

In accordance with our policy and the current regulatory guidelines, we designate loans as “Special Mention,” which are considered “Criticized Loans,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Loans”.  If a loan does not fall within one of the previous mentioned categories then the loan would be considered “Pass.” These loan designations are updated quarterly.  We designate a loan as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate a loan Doubtful when it displays the inherent weakness of a Substandard loan with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate a loan as Loss if it is deemed the debtor is incapable of repayment.  The Company does not hold any loans designated as loss, as loans that are designated as Loss are charged to the Allowance for Loan Losses. Loans that are non-accrual are designated as Substandard, Doubtful or Loss. We designate a loan as Special Mention if the asset does not warrant classification within one of the other classifications, but does contain a potential weakness that deserves closer attention.

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	$53,044	$121,946	$1,324	$-	$176,314

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2011:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Multi-family residential	$17,135	$41,393	$-	$-	$58,528
Commercial real estate	12,264	41,247	-	-	53,511
One-to-four family - mixed-use property	17,393	33,831	-	-	51,224
One-to-four family - residential	3,127	14,343	-	-	17,470
Co-operative apartments	203	153	-	-	356
Construction loans	2,570	28,555	-	-	31,125
Small Business Administration	666	256	214	-	1,136
Commercial business and other	13,585	17,613	1,169	-	32,367
Total loans	$66,943	$177,391	$1,383	$-	$245,717

The following table shows the activity in the allowance for loan losses for the years ended December 31:

	2012	2011	2010
	(In thousands)
Balance, beginning of year	$30,344	$27,699	$20,324
Provision for loan losses	21,000	21,500	21,000
Charge-offs	(21,269)	(19,450)	(14,595)
Recoveries	1,029	595	970
Balance, end of year	$31,104	$30,344	$27,699

The following are net loan charge-offs (recoveries) by loan type for the years ended December 31:

	2012	2011	2010
	(In thousands)
Multi-family residential	$5,872	$6,654	$5,773
Commercial real estate	2,439	4,988	2,634
One-to-four family ― mixed-use property	3,928	2,521	2,465
One-to-four family ― residential	1,554	2,163	236
Co-operative apartments	62	-	-
Construction	4,591	1,088	1,879
Small Business Administration	237	811	752
Commercial business and other	1,557	630	(114)
Total net loan charge-offs	$20,240	$18,855	$13,625

4. Loans held for sale

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually will close in a short period of time, generally within the same quarter.  Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2012
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	34	$21,429	$(2,974)	$(46)
Commercial real estate	11	5,869	(572)	-
One-to-four family - mixed-use property	25	8,270	(1,927)	-
Construction	3	2,540	(57)	-
Commercial business and other	4	6,115	(136)	8
Total	77	$44,223	$(5,666)	$(38)

The above table does not include $0.7 million of performing Small Business Administration loans that were sold for a net gain of $60,000 during the year ended December 31, 2012.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2011
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	26	$15,243	$(2,767)	$166
Commercial real estate	4	5,225	(367)	-
One-to-four family - mixed-use property	10	3,067	(514)	-
Construction	2	4,039	(3)	-
Commercial business and other	2	243	-	1
Total	44	$27,817	$(3,651)	$167

The above table does not include $3.9 million of performing Small Business Administration loans that were sold for a net gain of $344,000 during the year ended December 31, 2011.

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the year ended December 31, 2010
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	7	$3,031	$(154)	$15
Commercial real estate	2	2,231	(408)	-
One-to-four family - mixed-use property	9	2,927	(74)	2
One-to-four family - residential	1	205	(25)	-
Construction	1	860	-	-
Total	20	$9,254	$(661)	$17

5. Other Real Estate Owned

The following table shows the activity in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the years ended December 31,
	2012	2011	2010
	(In thousands)

Balance at beginning of year	$3,179	$1,588	$2,262
Acquisitions	6,127	7,286	4,813
Reductions to carrying value	(516)	(209)	(75)
Sales	(3,512)	(5,486)	(5,412)
Balance at end of year	$5,278	$3,179	$1,588

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods presented:

	For the years ended December 31,
	2012	2011	2010
	(In thousands)

Gross gains	$78	$357	$126
Gross losses	(255)	(135)	(216)
Write-down of carrying value	(516)	(209)	(75)
Total	$(693)	$13	$(165)

6. Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the years ended December 31, 2012 and 2011. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$31,409	$31,513	$104	$-
Corporate	83,389	87,485	4,096	-
Municipals	74,228	75,297	1,152	83
Mutual funds	21,843	21,843	-	-
Other	17,797	13,315	17	4,499
Total other securities	228,666	229,453	5,369	4,582
REMIC and CMO	453,468	474,050	23,690	3,108
GNMA	43,211	46,932	3,721	-
FNMA	168,040	175,929	7,971	82
FHLMC	22,562	23,202	640	-
Total mortgage-backed securities	687,281	720,113	36,022	3,190
Total securities available for sale	$915,947	$949,566	$41,391	$7,772

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMO”) that are collateralized by commercial real estate mortgages with an amortized cost and market value of $15.2 million and $15.7 million, respectively, at December 31, 2012.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipals	$9,782	$83	$9,782	$83	$-	$-
Other	5,064	4,499	-	-	5,064	4,499
Total other securities	14,846	4,582	9,782	83	5,064	4,499

REMIC and CMO	64,126	3,108	40,651	155	23,475	2,953
FNMA	10,331	82	10,331	82	-	-
Total mortgage-backed securities	74,457	3,190	50,982	237	23,475	2,953
Total securities available for sale	$89,303	$7,772	$60,764	$320	$28,539	$7,452

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

The Company reviewed each investment that had an unrealized loss at December 31, 2012. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

Municipal Securities:
The unrealized losses in Municipal securities at December 31, 2012, consist of losses on four municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Other Securities:
The unrealized losses in Other Securities at December 31, 2012, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

In order to estimate potential future defaults and deferrals, we segregated the performing underlying issuers by their Texas Ratio. The Texas Ratio is a key indicator of the health of the institution and the likelihood of failure. This ratio compares the problem assets of the institution to the institution’s available capital and reserves to absorb losses that are likely to occur in these assets. There were no issuers in our pooled trust preferred securities which had a Texas Ratio in excess of 50.00%. We assigned a zero default rate to these issuers. Our analysis also assumed that issuers currently deferring would default with no recovery, and issuers that have defaulted will have no recovery.

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

One of the pooled trust preferred securities is over 90 days past due and the Company has stopped accruing interest. The remaining pooled trust preferred security, as well as the single issuer trust preferred security, are performing according to their terms.  Based on these reviews, a credit related OTTI charge was not recorded on the single issuer trust preferred security or the two pooled trust preferred securities during the year ended December 31, 2012. During the year ended December 31, 2011, a credit related OTTI charge was not recorded on the single issuer trust preferred security or the two pooled trust preferred securities. During the year ended December 31, 2010, the Company recorded $1.0 million in credit related OTTI charges on one of the pooled trust preferred securities.

The Company also owns a pooled trust preferred security that is carried under the fair value option, where the unrealized losses are included in the Consolidated Statements of Income.  This security is over 90 days past due and the Company has stopped accruing interest.

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities, would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above, and, in the opinion of management based on the review performed at December 31, 2012, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider one single issuer trust preferred securities and the two pooled trust preferred securities to be other-than-temporarily impaired at December 31, 2012.

At December 31, 2012, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2012. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	300	289	-	None	None	BB-
Single issuer	n/a	1	500	517	-	None	None	B+
Pooled issuer	B1	17	5,617	2,600	2,196	24.8%	0.0%	C
Pooled issuer	C1	18	3,645	2,175	1,542	22.6%	0.0%	C
Total			$10,062	$5,581	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at December 31, 2012 consist of three issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), four issues from the Federal National Mortgage Association (“FNMA”) and five private issues.

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms, and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2012.

The unrealized losses at December 31, 2012 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements, and none are collateralized by sub-prime loans.  Currently, one of these securities is performing according to its terms, with four securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $1.3 million for the year ended December 31, 2012.  These losses were anticipated in the cumulative OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions, (1) delinquency and foreclosure levels, (2) projected losses at various loss severity levels and, (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the year ended December 31, 2012, on five private issue CMOs of $3.1 million before tax, of which $0.8 million was charged against earnings in the Consolidated Statements of Income and $2.4 million before tax ($1.3 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $1.6 million and $1.1 million on four private issue CMOs during the years ended December 31, 2011 and 2010, respectively.

The portion of the above mentioned OTTI, recorded during the year ended December 31, 2012, that was related to credit losses was calculated using the following significant assumptions:  (1) delinquency and foreclosure levels of 11%-18%; (2) projected loss severity of 40%-50%; (3) assumed default rates of 6%-10% for the first 12 months, 2%-7% for the next 12 months, 2%-8% for the next 12 months and 2% thereafter; and (4) prepayment speeds of 6%-20%.

It is not anticipated at this time that the one private issue CMO for which an OTTI charge during the year ended December 31, 2012 was not recorded, would be settled at a price that is less than the current amortized cost of the Company’s investment. This security is performing according to its terms and in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security.  Therefore, the Company did not consider the security to be other-than-temporarily impaired at December 31, 2012.

At December 31, 2012, the Company held five private issue CMOs which had a current credit rating of at least one rating below investment grade.

The following table details the five private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at December 31, 2012:

				Cumulative
				OTTI			Current							Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:						FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	CO	Score
	(Dollars in thousands)

1	$9,883	$8,715	$10,891	$3,470	2006	05/25/36	D	40%			16%			717
2	4,223	3,525	4,358	727	2006	08/19/36	D	58%					10%	737
3	4,637	4,359	5,131	1,107	2006	08/25/36	D	36%	16%					713
4	3,408	3,190	3,946	780	2006	08/25/36	D	40%	14%		13%			724
5	4,277	3,687	4,553	222	2006	03/25/36	CC	24%		21%	12%	12%		709
Total	$26,428	$23,476	$28,879	$6,306

FNMA:
The unrealized losses in FNMA securities at December 31, 2012 consist of losses on one security. The unrealized losses were caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this security to be other-than-temporarily impaired at December 31, 2012.

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of December 31, 2012, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Private issued CMO's (1)	$26,428	$23,476	$2,953	$2,440
Trust preferred securities (1)	9,262	4,775	4,487	3,738
Total	$35,690	$28,251	$7,440	$6,178

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the year ended December 31, 2012
Beginning balance	$6,922

Recognition of actual losses	(1,271)
OTTI charges due to credit loss recorded in earnings	776
Securities sold during the period	(249)
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$6,178

The amortized cost and estimated fair value of the Company’s securities, classified as available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$24,227	$24,233
Due after one year through five years	59,018	61,668
Due after five years through ten years	39,831	41,002
Due after ten years	105,590	102,550

Total other securities	228,666	229,453
Mortgage-backed securities	687,281	720,113
Total securities available for sale	$915,947	$949,566

There were $0.2 million and $0.5 million in gross gains realized from the sale of securities available for sale for the years ended December 31, 2012 and 2010, respectively.  There were $0.1 million and $0.5 million in gross losses realized from the sale of securities available for sale for the years ended December 31, 2012 and 2010, respectively.  There were no gross gains or losses realized on sales of securities available for sale for the year ended December 31, 2011.

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

Other Securities:
The unrealized losses in Other securities at December 31, 2011, consisted of losses on two municipal securities, one single issuer trust preferred security and two pooled trust preferred securities.

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

Corporate:
The unrealized losses in corporate securities at December 31, 2011 consisted of two private issues. The unrealized losses were caused by movements in interest rates. It was not anticipated that these securities would be settled at a price that was less than the amortized cost of the Company’s investment. Each of these securities was performing according to its terms, and, in the opinion of management, would continue to perform according to its terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believed would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at December 31, 2011 consisted of six issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), six issues from the Federal National Mortgage Association (“FNMA”), seven issues from the Government National Mortgage Association (“GNMA”) and eight private issues.

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

The unrealized losses at December 31, 2011 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets. Each of these securities had some level of credit enhancements, and none were collateralized by sub-prime loans.  Six of these securities were performing according to their terms, with two securities remitting less than the full principal amount due.  The principal loss for these two securities totaled $0.9 million for the year ended December 31, 2011.  These losses were anticipated in the cumulative OTTI charges recorded for these two securities.

Credit related impairment for mortgage-backed securities were determined for each security by estimating losses based on the following set of assumptions, (1) delinquency and foreclosure levels, (2) projected losses at various loss severity levels and, (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was recorded during the year ended December 31, 2011, on four private issue CMOs of $4.6 million before tax, of which $1.1 million was charged against earnings in the Consolidated Statements of Income and $3.5 million before tax ($2.0 million after-tax) was recorded in AOCI. The Company recorded credit related OTTI charges totaling $3.1 million on four private issue CMOs during the year ended December 31, 2010.

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

It was not anticipated at that the four private issue securities for which an OTTI charge during the year ended December 31, 2011 was not recorded, would be settled at a price that was less than the current amortized cost of the Company’s investment.  Each of these securities was performing according to its terms and in the opinion of management, will continue to perform according to their terms. The Company did not have the intent to sell these securities and it was more likely than not the Company would not be required to sell the securities before recovery of the securities amortized cost basis. This conclusion was based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

7. Bank Premises and Equipment, Net

Bank premises and equipment are as follows at December 31:

	2012	2011
	(In thousands)
	$3,551	$3,551
Building and leasehold improvements	22,128	21,964
Equipment and furniture	18,068	23,128
Total	43,747	48,643
Less: Accumulated depreciation and amortization	21,247	24,226
Bank premises and equipment, net	$22,500	$24,417

8. Deposits

Total deposits at December 31, 2012 and 2011, and the weighted average rate on deposits at December 31, 2012, are as follows:

	2012	2011	Weighted Average Rate 2012
	(Dollars in thousands)
Interest-bearing deposits:
Certificate of deposit accounts	$1,253,229	$1,529,110	2.04%
Savings accounts	288,398	349,630	0.19
Money market accounts	148,618	200,183	0.15
NOW accounts	1,136,599	919,029	0.57
Total interest-bearing deposits	2,826,844	2,997,952
Non-interest bearing demand deposits	155,789	118,507
Total due to depositors	2,982,633	3,116,459
Mortgagors' escrow deposits	32,560	29,786	0.09
Total deposits	$3,015,193	$3,146,245

The aggregate amount of time deposits with denominations of $100,000 or more (excluding brokered deposits issued in $1,000.00 amounts under a master certificate of deposit) was $393.7 million and $565.7 million at December 31, 2012 and 2011, respectively. The aggregate amount of brokered deposits was $522.1 million and $444.8 million at December 31, 2012 and 2011, respectively.

Deposits obtained from the governmental division are collateralized by securities or letters of credit issued by FHLB-NY.  The letters of credit are collateralized by mortgage loans pledged by the Bank.

At December 31, 2012, there were $439.5 million in securities and $414.6 million of letters of credit pledged as collateral for $697.0 million in government deposits. At December 31, 2011, there were $358.0 million in securities and $392.3 million of letters of credit pledged as collateral for $591.0 million in government deposits.

Interest expense on deposits is summarized as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Certificate of deposit accounts	$32,983	$38,372	$39,044
Savings accounts	689	2,091	3,334
Money market accounts	399	1,309	3,713
NOW accounts	6,275	6,610	7,511
Total due to depositors	40,346	48,382	53,602
Mortgagors' escrow deposits	36	49	53
Total interest expense on deposits	$40,382	$48,431	$53,655

Scheduled remaining maturities of certificate of deposit accounts are summarized as follows for the years ended December 31:

	2012	2011
	(In thousands)
Within 12 months	$410,054	$662,610
More than 12 months to 24 months	418,956	249,324
More than 24 months to 36 months	248,590	262,904
More than 36 months to 48 months	111,054	219,864
More than 48 months to 60 months	33,046	91,678
More than 60 months	31,529	42,730
Total certificate of deposit accounts	$1,253,229	$1,529,110

9. Borrowed Funds and Securities Sold Under Agreements to Repurchase

Borrowed funds and securities sold under agreements to repurchase are summarized as follows at December 31:

	2012		2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Repurchase agreements - fixed rate:
Due in 2012	-	-	18,000	4.71
Due in 2013	30,000	2.92	30,000	2.92
Due in 2014	9,300	1.27	9,300	1.27
Due in 2016	88,000	3.42	70,000	3.89
Due in 2017	58,000	4.19	58,000	4.19
Total repurchase agreements - fixed rate	185,300	3.47	185,300	3.77

FHLB-NY advances - fixed rate:
Due in 2012	-	-	62,000	3.59
Due in 2013	142,000	0.40	10,000	1.30
Due in 2014	129,911	2.07	79,911	3.02
Due in 2015	166,349	1.21	115,964	1.45
Due in 2016	158,636	1.53	96,919	1.99
Due in 2017	142,287	3.24	108,734	3.93
Total FHLB-NY advances - fixed rate	739,183	1.66	473,528	2.67

Junior subordinated debentures - adjustable rate
Due in 2037	23,922	6.92	26,311	16.96

Total borrowings	$948,405	2.15%	$685,139	3.51%

Borrowings which have call provisions are summarized as follows at December 31, 2012:

	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
Repurchase agreements - fixed rate	$18,000	4.28	10/18/2017	1/18/2013
Repurchase agreements - fixed rate	10,000	4.89	7/28/2016	1/28/2013
Repurchase agreements - fixed rate	20,000	5.02	7/28/2016	1/28/2013
Repurchase agreements - fixed rate	10,000	3.99	7/27/2016	1/28/2013
Repurchase agreements - fixed rate	10,000	2.81	5/7/2013	2/7/2013
Repurchase agreements - fixed rate	10,000	2.91	8/7/2013	2/7/2013
Repurchase agreements - fixed rate	20,000	4.05	9/19/2017	3/19/2013
Repurchase agreements - fixed rate	20,000	4.26	9/21/2017	3/21/2013
Repurchase agreements - fixed rate	10,000	3.88	6/27/2016	3/27/2013
Repurchase agreements - fixed rate	18,000	1.60	4/19/2016	4/21/2014
Repurchase agreements - fixed rate	20,000	2.20	7/12/2016	7/14/2014
FHLB-NY advances - fixed rate	20,000	4.43	10/10/2017	1/9/2013
FHLB-NY advances - fixed rate	30,000	4.60	10/10/2017	1/9/2013
FHLB-NY advances - fixed rate	10,000	4.13	9/18/2017	3/18/2013
FHLB-NY advances - fixed rate	10,000	4.32	9/18/2017	3/18/2013
FHLB-NY advances - fixed rate	10,000	4.15	9/18/2017	3/18/2013

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

	2012	2011
	(Dollars in thousands)
Book value of collateral	$228,620	$236,446
Estimated fair value of collateral	228,620	236,446
Average balance of outstanding agreements during the year	185,300	171,092
Maximum balance of outstanding agreements at a month end during the year	185,300	185,300
Average interest rate of outstanding agreements during the year	3.62%	4.07%

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of the Bank’s stock in the FHLB-NY and certain qualifying mortgage loans in an amount at least equal to 110% of the advances outstanding. The Bank may also pledge mortgage-backed and mortgage-related securities, and other securities not otherwise pledged.

The Holding Company has three trusts formed under the laws of the State of Delaware for the purpose of issuing capital and common securities, and investing the proceeds thereof in junior subordinated debentures of the Holding Company. Each of these trusts issued $20.6 million of securities which had a fixed-rate for the first five years, after which they reset quarterly based on a spread over 3-month LIBOR. The securities were first callable at par after five years, and pay cumulative dividends. The Holding Company has guaranteed the payment of these trusts’ obligations under their capital securities. The terms of the junior subordinated debentures are the same as those of the capital securities issued by the trusts. The junior subordinated debentures issued by the Holding Company are carried at fair value in the consolidated financial statements.

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

10. Income Taxes

Flushing Financial Corporation files consolidated Federal and combined New York State and New York City income tax returns with its subsidiaries, with the exception of the trusts, which file separate Federal income tax returns as trusts, and FPFC, which files a separate Federal income tax return as a real estate investment trust. The Company remains subject to examination for its Federal income tax returns for the years ending on or after December 31, 2009, for its New York State income tax returns for years ending on or after December 31, 2010, and for its New York City income tax returns for years ending on or after December 31, 2011. During the three years ended December 31, 2012, the Company did not recognize any material amounts of interest or penalties on income taxes.

The Company’s annual tax liability for New York State and New York City was the greater of a tax based on “entire net income,” “alternative entire net income,” “taxable assets” or a minimum tax.  For the years ended December 31, 2012, 2011 and 2010, the Company’s state and city tax were based on “entire net income.”

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

Income tax provisions are summarized as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Federal:
Current	$17,330	$17,314	$18,205
Deferred	(590)	435	1,138
Total federal tax provision	16,740	17,749	19,343
State and Local:
Current	5,321	5,470	5,777
Deferred	(214)	250	(9,179)
Total state and local tax provision	5,107	5,720	(3,402)
Total income tax provision	$21,847	$23,469	$15,941

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 38.9%, 39.9% and 29.1% for the years ended December 31, 2012, 2011 and 2010, respectively. The effective rates differ from the statutory federal income tax rate as follows for the years ended December 31:

	2012		2011		2010
	(Dollars in thousands)
Taxes at federal statutory rate	$19,662	35.0%	$20,586	35.0%	$19,172	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	3,320	5.9	3,718	6.3	(2,211)	(4.0)
Other	(1,135)	(2.0)	(835)	(1.4)	(1,020)	(1.9)
Taxes at effective rate	$21,847	38.9%	$23,469	39.9%	$15,941	29.1%

The components of the income taxes attributable to income from operations and changes in equity are as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Income from operations	$21,847	$23,469	$15,941
Equity:
Change in fair value of securities available for sale	5,577	8,398	2,714
Current year actuarial losses of postretirement plans	(340)	(1,932)	(513)
Amortization of net actuarial losses and prior service credits	436	223	120
Compensation expense for tax purposes in (excess) or less than that recognized for financial reporting purposes	303	(292)	(12)
Total income taxes	$27,823	$29,866	$18,250

The components of the net deferred tax assets (liabilities) are as follows at December 31:

	2012	2011
	(In thousands)
Deferred tax asset:
Postretirement benefits	$4,114	$3,658
Allowance for loan losses	13,592	13,305
Stock based compensation	2,373	1,942
Depreciation	1,212	1,041
Fair value adjustment on financial assets carried at fair value	3,152	4,024
Other-than-temporary impairment charges	2,700	3,035
Adjustment required to recognize funded status of postretirement pension plans	5,266	5,362
Other	1,991	1,871
Deferred tax asset	34,400	34,238

Deferred tax liability:
Core deposit intangibles	205	411
Valuation differences resulting from acquired assets and liabilities	2,849	2,898
Fair value adjustment on financial liabilities carried at fair value	15,781	15,776
Unrealized gains on securities available for sale	14,697	9,120
Other	1,705	1,993
Deferred tax liability	35,237	30,198

Net deferred tax (liability) asset included in other (liabilities) assets	$(837)	$4,040

The Company has recorded a deferred tax asset of $34.4 million. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $35.2 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized.  Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at December 31, 2012 and 2011.

The Company does not have uncertain tax positions that are deemed material. The Company’s policy is to recognize interest and penalties on income taxes in operating expenses. During the three years ended December 31, 2012, the Company did not recognize any material amounts of interest or penalties on income taxes.

11. Stock Based Compensation

For the years ended December 31, 2012, 2011 and 2010 the Company’s net income, as reported, includes $3.3 million, $2.7 million and $2.2 million, respectively, of stock-based compensation costs and $1.3 million, $1.1 million and $0.9 million, respectively, of income tax benefits related to the stock-based compensations plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model that uses the assumptions noted in the table below. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock and restricted stock unit awards. Compensation cost is recognized over the vesting period of the award, using the straight line method. There were no stock options granted for the years ended December 31, 2012, 2011 and 2010. There were 230,675, 214,095 and 169,820 restricted stock units granted for the years ended December 31, 2012, 2011 and 2010, respectively.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares available for use for full value awards. As of December 31, 2012, there are 543,050 shares available for full value awards and 56,440 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

Full Value Awards: The first pool is available for full value awards, such as restricted stock unit awards. The pool will be decreased by the number of shares granted as full value awards. The pool will be increased from time to time by: (1) the number of shares that are returned to or retained by the Company as a result of the cancellation, expiration, forfeiture or other termination of a full value award (under the Omnibus Plan); (2) the settlement of such an award in cash; (3) the delivery to the award holder of fewer shares than the number underlying the award, including shares which are withheld from full value awards: or (4) the surrender of shares by an award holder in payment of the exercise price or taxes with respect to a full value award. The Omnibus Plan will allow the Company to transfer shares from the non-full value pool to the full value pool on a 3-for-1 basis, but does not allow the transfer of shares from the full value pool to the non-full value pool.

The following table summarizes the Company’s full value awards at or for the year ended December 31, 2012:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2011	363,589	$13.52
Granted	230,675	13.28
Vested	(266,806)	13.51
Forfeited	(9,407)	13.58
Non-vested at December 31, 2012	318,051	$13.35

Vested but unissued at December 31, 2012	208,561	$13.40

As of December 31, 2012, there was $3.2 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of awards vested for the years ended December 31, 2012, 2011 and 2010 were $3.3 million, $1.8 million and $1.4 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the year ended December 31, 2012:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)*

Outstanding at December 31, 2011	975,640	$15.16
Granted	-	-
Exercised	(150,225)	11.92
Forfeited	(55,060)	13.38
Outstanding at December 31, 2012	770,355	$15.92	2.9	$812
Exercisable shares at December 31, 2012	708,395	$16.32	2.7	$502
Vested but unexercisable shares at
December 31, 2012	22,660	$11.56	5.9	$112

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of December 31, 2012, there was $40,000 of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.8 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be exercisable at the original contractual vesting dates.

Cash proceeds, fair value received, tax benefits, and intrinsic value related to stock options exercised, and the weighted average grant date fair value for options granted, during the years ended December 31, 2012, 2011 and 2010 are provided in the following table:

(In thousands, except grant date fair value)	2012	2011	2010
Proceeds from stock options exercised	$885	$2,040	$458
Fair value of shares received upon exercise of stock options	905	54	370
Tax benefit related to stock options exercised	56	184	19
Intrinsic value of stock options exercised	256	427	182

Weighted average fair value on grant date	n/a	n/a	n/a

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President II and above and completed one year of service.  However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the phantom stock plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his interest in the Savings Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Company’s Phantom Stock Plan at or for the year ended December 31, 2012:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2011	39,255	$12.63
Granted	11,632	13.31
Forfeited	-	-
Distributions	(820)	14.09
Outstanding at December 31, 2012	50,067	$15.34
Vested at December 31, 2012	49,794	$15.34

The Company recorded stock-based compensation expense (benefit) for the phantom stock plan of $155,000, $(34,000) and $95,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of distributions from the phantom stock plan were $5,000, $3,000 and $5,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

12. Pension and Other Postretirement Benefit Plans

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

	Net Actuarial loss (gain)			Prior Service cost (credit)			Total
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)
Employee Retirement Plan	$11,843	$12,223	$9,148	$-	$-	$-	$11,843	$12,223	$9,148
Other Postretirement Benefit Plans	1,199	1,028	342	(794)	(879)	(964)	405	149	(622)
Outside Directors Plan	(409)	(394)	(515)	210	250	290	(199)	(144)	(225)
Total	$12,633	$12,857	$8,975	$(584)	$(629)	$(674)	$12,049	$12,228	$8,301

Amounts in accumulated other comprehensive income to be recognized as components of net periodic expense for these plans in 2013 are as follows:

	Net Actuarial loss (gain)	Prior Service cost (credit)	Total
	(In thousands)
Employee Retirement Plan	$1,222	$-	$1,222
Other Postretirement Benefit Plans	50	(85)	(35)
Outside Directors Plan	(36)	40	4
	$1,236	$(45)	$1,191

Employee Retirement Plan:
The Savings Bank has a funded noncontributory defined benefit retirement plan covering substantially all of its salaried employees who were hired before September 1, 2005 (the “Retirement Plan”). The benefits are based on years of service and the employee’s compensation during the three consecutive years out of the final ten years of service, which was completed prior to September 30, 2006, the date the Retirement Plan was frozen, that produces the highest average. The Bank’s funding policy is to contribute annually the amount recommended by the Retirement Plan’s actuary. The Bank’s Retirement Plan invests in diversified equity and fixed-income funds, which are independently managed by a third party. The Company contributed $0.7 million and $2.7 million to the Retirement Plan during the years ended December 31, 2012 and 2011.  The Company did not make a contribution to the Retirement Plan during the year ended December 31, 2010. The Company used a December 31 measurement date for the Retirement Plan.

The following table sets forth, for the Retirement Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2012	2011
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$21,101	$17,972
Service cost	-	-
Interest cost	879	919
Actuarial loss	1,428	3,101
Benefits paid	(877)	(891)
Projected benefit obligation at end of year	22,531	21,101

Change in plan assets:
Market value of assets at beginning of year	15,421	13,027
Actual return on plan assets	2,033	551
Employer contributions	723	2,734
Benefits paid	(877)	(891)
Market value of plan assets at end of year	17,300	15,421

Accrued pension cost included in other liabilities	$(5,231)	$(5,680)

Assumptions used to determine the Retirement Plan’s benefit obligations are as follows at December 31:

	2012	2011
Weighted average discount rate	3.75%	4.25%
Rate of increase in future compensation levels	n/a	n/a
Expected long-term rate of return on assets	7.50%	8.00%

The accumulated benefit obligation for the Retirement Plan was $22.5 million and $21.1 million at December 31, 2012 and 2011, respectively.

The components of the net pension expense for the Retirement Plan are as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Service cost	$-	$-	$63
Interest cost	879	919	892
Amortization of unrecognized loss	1,032	639	362
Expected return on plan assets	(1,257)	(1,164)	(1,247)
Net pension expense (benefit)	654	394	70

Current year actuarial (gain) loss	652	3,714	1,468
Amortization of actuarial loss	(1,032)	(639)	(362)
Total recognized in other comprehensive income	(380)	3,075	1,106
Total recognized in net pension cost (benefit) and other
comprehensive income	$274	$3,469	$1,176

Assumptions used to develop periodic pension cost for the Retirement Plan for the years ended December 31 were:

	2012	2011	2010
Weighted average discount rate	4.25%	5.25%	5.75%
Rate of increase in future compensation levels	n/a	n/a	n/a
Expected long-term rate of return on assets	7.50%	8.00%	8.50%

The following benefit payments, which reflect expected future service, are expected to be paid by the Retirement Plan:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2013	$1,022
2014	1,042
2015	1,100
2016	1,136
2017	1,151
2018 – 2022	5,931

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

The Retirement Plan’s weighted average asset allocations at December 31, by asset category, were:

	2012	2011
Equity securities	64%	64%
Debt securities	36%	36%

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

The Savings Bank expects to make a contribution of $831,000 to the Retirement Plan in 2013.

Equity

Equity funds are primarily invested in equity securities.  The estimated fair value of mutual funds is based upon the closing price of the applicable exchange (Level 1).

Fixed Income Securities

Fixed income securities are composed primarily of domestic fixed income securities.  The estimated fair value of fixed income securities is based upon quoted market prices using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads (Level 2).

Other

The prudential short term fund is primarily invested in short term securities. The estimated fair value of the Prudential short term fund is based upon the amortized cost of the securities it holds (Level 2).

The following table sets forth the employee pension plan’s assets that are carried at fair value, and the method that was used to determine their fair value, at December 31, 2012:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	Level 1	Level 2	Level 3
	(In thousands)
Equity
U.S. large-cap growth (a)	$3,406	$3,406	$-	$-
U.S. large-cap value (b)	3,912	3,912	-	-
U.S. small-cap blend (c)	1,980	1,980	-	-
International blend (d)	1,837	1,837	-	-

Fixed Income Securities
PIMCO bond fund (e)	5,820	-	5,820	-

Other
Prudential short term (f)	345	-	345	-
Total	$17,300	$11,135	$6,165	$-

(a)	Comprised of large-cap stocks seeking to outperform, over the long term, the Russell 1000 Growth Index. The portfolio will typically hold between 55 and 70 stocks.
(b)	Comprised of large-cap stocks seeking to outperform the Russell 1000® Value benchmark over the rolling three and five year periods, or a full market cycle, whichever is longer.
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

Other Postretirement Benefit Plans:
The Company sponsors two unfunded postretirement benefit plans (the “Postretirement Plans”) that cover all retirees who were full-time permanent employees with at least five years of service, and their spouses. Effective January 1, 2011, the Postretirement Plans are no longer available for new hires. One plan provides medical benefits through a 50% cost sharing arrangement. Effective January 1, 2000, the spouses of future retirees were required to pay 100% of the premiums for their coverage. The other plan provides life insurance benefits and is noncontributory. Effective January 1, 2010, life insurance benefits are not available for future retirees. Under these programs, eligible retirees receive lifetime medical and life insurance coverage for themselves and lifetime medical coverage for their spouses. The Company reserves the right to amend or terminate these plans at its discretion.

Comprehensive medical plan benefits equal the lesser of the normal plan benefit or the total amount not paid by Medicare. Life insurance benefits for retirees are based on annual compensation and age at retirement. As of December 31, 2012, the Company has not funded these plans. The Company used a December 31 measurement date for these plans.

The following table sets forth, for the Postretirement Plans, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2012	2011
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,166	$4,013
Service cost	400	313
Interest cost	217	207
Actuarial loss (gain)	211	686
Benefits paid	(67)	(53)
Projected benefit obligation at end of year	5,927	5,166

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	67	53
Benefits paid	(67)	(53)
Market value of plan assets at end of year	-	-

Accrued pension cost included in other liabilities	$(5,927)	$(5,166)

The accumulated benefit obligation for the Postretirement Plans was $5.9 million and $5.2 million at December 31, 2012 and 2011, respectively.

Assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligations at December 31 are as follows:

	2012	2011
Rate of return on plan assets	n/a	n/a
Discount rate	3.75%	4.25%
Rate of increase in health care costs
Initial	10.00%	10.50%
Ultimate (year 2017)	5.00%	5.50%
Annual rate of salary increase for life insurance	n/a	n/a

The resulting net periodic postretirement expense consisted of the following components for the years ended December 31:

	2012	2011	2010
	(In thousands)
Service cost	$400	$313	$271
Interest cost	217	207	210
Amortization of unrecognized (gain) loss	40	-	8
Amortization of past service (credit) liability	(85)	(85)	(85)
Net postretirement benefit expense	572	435	404

Current year actuarial (gain) loss	211	686	(141)
Amortization of actuarial gain	(40)	-	(8)
Amortization of prior service credit	85	85	85
Total recognized in other comprehensive income	256	771	(64)
Total recognized in net postretirement expense and other comprehensive income	$828	$1,206	$340

Assumptions used to develop periodic postretirement expense for the Postretirement Plans for the years ended December 31 were:

	2012	2011	2010
Rate of return on plan assets	n/a	n/a	n/a
Discount rate	4.25%	5.75%	5.75%
Rate of increase in health care costs
Initial	10.50%	11.50%	12.00%
Ultimate (year 2017)	5.50%	5.50%	5.00%
Annual rate of salary increase for life insurance	n/a	n/a	n/a

The health care cost trend rate assumptions have a significant effect on the amounts reported. A one percentage point change in assumed health care trend rates would have the following effects:

	Increase	Decrease
	(In thousands)
Effect on postretirement benefit obligation	$1,025	$(795)
Effect on total service and interest cost	159	(121)

The Company expects to pay benefits of $161,000 under its Postretirement Plans in 2013.

The following benefit payments under the Postretirement Plan, which reflect expected future service, are expected to be paid

For the years ending December 31:	Future Benefit Payments
(In thousands)
2013	$161
2014	162
2015	184
2016	201
2017	221
2018 - 2022	1,306

Defined Contribution Plans:
The Company maintains a tax qualified 401(k) plan which covers substantially all salaried employees who have completed one year of service. Currently, annual matching contributions under the Bank’s 401(k) plan equal 50% of the employee’s contributions, up to a maximum of 3% of the employee’s compensation. In addition, the 401(k) plan includes the Defined Contribution Retirement Plan (“DCRP”), under which the Bank contributes an amount equal to 4% of an employee’s eligible compensation as defined in the plan, and the Profit Sharing Plan (“PSP”), under which at the discretion of the Company’s Board of Directors a contribution is made.  Contributions for the DCRP and PSP are made in the form of Company common stock at or after the end of each year. Annual contributions under these plans are subject to the limits imposed under the Internal Revenue Code. Contributions by the Company into the 401(k) plan vest 20% per year over the employee's first five years of service. Contributions to these plans also 100% vest upon a change of control (as defined in the applicable plan). Compensation expense recorded by the Company for these plans amounted to $2.4 million, $2.3 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Bank provides a non-qualified deferred compensation plan as an incentive for officers who have achieved the level of at least Senior Vice President and have at least one year of service. However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the plan.  In addition to the amounts deferred by the officers, the Bank matches 50% of their contributions, generally up to a maximum of 5% of the officers’ salary. Matching contributions under this plan vest 20% per year for five years. They also become 100% vested upon a change of control (as defined in the plan). Compensation expense recorded by the Company for this plan amounted to $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010.

Employee Benefit Trust:
An Employee Benefit Trust (“EBT”) has been established to assist the Company in funding its benefit plan obligations. In connection with the Savings Bank’s conversion to a federal stock savings bank in 1995, the EBT borrowed $7,928,000 from the Company and used $7,000 of cash received from the Savings Bank to purchase 2,328,750 shares of the common stock of the Company. The loan was repaid from the Company’s discretionary contributions to the EBT and dividend payments received on common stock held by the EBT. During the year ended December 31, 2010, the loan was fully repaid.  Dividend payments received subsequent to the loan being repaid are used to purchase additional shares of common stock. Shares purchased with the loan proceeds are held in a suspense account for contribution to specified benefit plans. Shares released from the suspense account are used solely for funding matching contributions under the Savings Bank’s 401(k) plan, contributions to the 401(k) plan for the DCRP, and contributions to the PSP. Since annual contributions are discretionary with the Company or dependent upon employee contributions, compensation payable under the EBT cannot be estimated. For the years ended December 31, 2012, 2011 and 2010, the Company funded $2.1 million, $2.0 million and $1.6 million, respectively, of employer contributions to the 401(k) and profit sharing plans from the EBT.

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

As shares are released from the suspense account, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The EBT shares are as follows at December 31:

	2012	2011

Shares owned by Employee Benefit Trust, beginning balance	1,147,332	1,248,575
Shares purchased	39,155	43,069
Shares released and allocated	(157,922)	(144,312)
Shares owned by Employee Benefit Trust, ending balance	1,028,565	1,147,332

Market value of unallocated shares.	$15,778,187	$14,490,803

Outside Director Retirement Plan:
The Bank has an unfunded noncontributory defined benefit Outside Director Retirement Plan (the “Directors’ Plan”), which provides benefits to each non-employee director who became a non-employee director before January 1, 2004, who has at least five years of service as a non-employee director and whose years of service as a non-employee director plus age equals or exceeds 55. Benefits are also payable to a non-employee director who became a non-employee director before January 1, 2004 and whose status as a non-employee director terminates because of death or disability or who is a non-employee director upon a change of control (as defined in the Directors’ Plan). Any person who became a non-employee director after January 1, 2004 is not eligible to participate in the Directors’ Plan. An eligible director who terminates after November 22, 2005 will be paid an annual retirement benefit equal to $48,000. Such benefit will be paid in equal monthly installments for the lesser of the number of months such director served as a non-employee director or 120 months. In the event of a termination of Board service due to a change of control, a non-employee director who has completed at least two years of service as a non-employee director will receive a cash lump sum payment equal to 120 months of benefit, and a non-employee director with less than two years of service will receive a cash lump sum payment equal to a number of months of benefit equal to the number of months of his service as a non-employee director. In the event of the director’s death, the surviving spouse will receive the equivalent benefit. No benefits will be payable to a director who is removed for cause. The Holding Company has guaranteed the payment of benefits under the Directors’ Plan. Upon adopting the Directors’ Plan, the Bank elected to immediately recognize the effect of adopting the Directors’ Plan. Subsequent plan amendments are amortized as a past service liability. The Bank used a December 31 measurement date for the Directors’ Plan.

The following table sets forth, for the Directors’ Plan, the change in benefit obligation and assets, and for the Company, the amounts recognized in the Consolidated Statements of Financial Condition at December 31:

	2012	2011
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2,647	$2,473
Service cost	80	70
Interest cost	110	124
Actuarial (loss) gain	(44)	67
Benefits paid	(87)	(87)
Projected benefit obligation at end of year	2,706	2,647

Change in plan assets:
Market value of assets at beginning of year	-	-
Employer contributions	87	87
Benefits paid	(87)	(87)
Market value of plan assets at end of year	-	-
Accrued pension cost included in other liabilities	$(2,706)	$(2,647)

The accumulated benefit obligation for the Directors’ Plan was $2.7 million and $2.6 million at December 31, 2012 and 2011, respectively.

The components of the net pension expense for the Directors’ Plan are as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Service cost	$80	$70	$66
Interest cost	110	124	130
Amortization of unrecognized gain	(29)	(54)	(58)
Amortization of past service liability	40	40	40
Net pension expense	201	180	178

Current actuarial loss (gain)	(44)	67	(23)
Amortization of actuarial gain	29	54	58
Amortization of prior service cost	(40)	(40)	(40)
Total recognized in other comprehensive income	(55)	81	(5)
Total recognized in net pension expense and other comprehensive income	$146	$261	$173

Assumptions used to determine benefit obligations and periodic pension expense for the Directors’ Plan for the years ended December 31 were:

	2012	2011	2010
Weighted average discount rate for the benefit obligation	3.75%	4.25%	5.25%
Weighted average discount rate for periodic pension benefit expense	4.25%	5.25%	5.75%
Rate of increase in future compensation levels	n/a	n/a	n/a

The following benefit payments under the Directors’ Plan, which reflect expected future service, are expected to be paid:

For the years ending December 31:	Future Benefit Payments
(In thousands)
2013	$216
2014	260
2015	288
2016	288
2017	288
2018 – 2022	1,394

The Bank expects to make payments of $216,000 under its Directors’ Plan in 2013.

13. Stockholders’ Equity

Dividend Restrictions on the Bank:

In connection with the Savings Bank’s conversion from mutual to stock form in November 1995, a special liquidation account was established at the time of conversion, in accordance with the requirements of its primary regulator, which was equal to its capital as of June 30, 1995. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder’s interest in the liquidation account. Subsequent to the Merger, the Bank assumed the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. As of December 31, 2012, the Bank’s liquidation account was $1.3 million, and was presented within retained earnings.

In addition to the restriction described above, New York State and Federal banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The total amount of dividends which may be paid at any date is generally limited to the net income of the Bank for the current year and prior two years, less any dividends previously paid from those earnings. As of December 31, 2012, the Bank had $59.3 million in retained earnings available to distribute to the Holding Company in the form of cash dividends.

In addition, dividends paid by the Bank to the Holding Company would be prohibited if the effect thereof would cause the Savings Bank’s capital to be reduced below applicable minimum capital requirements.

As a bank holding company, the Holding Company is subject to similar dividend restrictions.

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

Treasury Stock Transactions:

The Holding Company repurchased 352,000 common shares at an average cost of $14.26 during the year ended December 31, 2012. The Holding Company repurchased 624,088 common shares at an average cost of $11.72 during the year ended December 31, 2011.  At December 31, 2012, 385,962 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions and at the discretion of the management of the Company. There is no expiration or maximum dollar amount under this authorization.

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive loss at December 31, 2012 and 2011 and the changes during the year ended December 31, 2012 are as follows:

	December 31, 2012	Other Comprehensive Income	December 31, 2011
	(In thousands)
Net unrealized gain on securities available for sale	$18,921	$7,242	$11,679
Net actuarial loss on pension plans and other postretirement benefits	(7,108)	108	(7,216)
Prior service credit on pension plans and other postretirement benefits	324	(26)	350
Accumulated other comprehensive income	$12,137	$7,324	$4,813

Shelf Registration Statement:

On November 18, 2010, the Company filed a shelf registration statement which allows the Company to periodically offer and sell, individually or in any combination, preferred stock, common stock, warrants to purchase preferred or common stock, and debt securities, up to a total of $170.0 million. The shelf registration was declared effective on April 8, 2011. The Company’s ability to issue debt or equity under this shelf registration is subject to market conditions and its capital needs.

14. Regulatory Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) imposes a number of mandatory supervisory measures on banks and thrift institutions. Among other matters, FDICIA established five capital zones or classifications (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Such classifications are used by bank regulatory agencies to determine matters ranging from each institution’s quarterly FDIC deposit insurance premium assessments, to approvals of applications authorizing institutions to grow their asset size or otherwise expand business activities. Under current capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. As of December 31, 2012, the Bank continues to be categorized as “well-capitalized” under the prompt corrective action regulations and continues to exceed all regulatory capital requirements.

Set forth below is a summary of the Bank’s compliance with banking regulatory capital standards.

	December 31, 2012		December 31, 2011
	Amount	Percent of Assets	Amount	Percent of Assets
	(Dollars in thousands)

Tier I (leverage) capital:
Capital level	$425,149	9.62%	$410,356	9.63%
Requirement to be well capitalized	220,980	5.00	213,156	5.00
Excess	204,169	4.62	197,200	4.63

Tier I risk-based capital:
Capital level	$425,149	14.38%	$410,356	14.26%
Requirement to be well capitalized	177,401	6.00	172,611	6.00
Excess	247,748	8.38	237,745	8.26

Total risk-based capital:
Capital level	$456,252	15.43%	$440,700	15.32%
Requirement to be well capitalized	295,668	10.00	287,684	10.00
Excess	160,584	5.43	153,016	5.32

As a result of its conversion to a bank holding company on February 28, 2013, the Holding Company became subject to the same regulatory capital requirements as the Bank. If the Holding Company had been subject to regulatory capital requirements at December 31, 2012, its tangible, leverage and core, and risk-based capital ratios would have been 10.06%, 14.89%, and 15.95%, respectively, and it would have been categorized “well-capitalized” under regulatory guidelines at December 31, 2012.

15. Commitments and Contingencies

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

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business lines of credit) amounted to $46.5 million and $135.8 million, respectively, at December 31, 2012. Included in these commitments were $22.0 million of fixed-rate commitments at a weighted average rate of 5.33%, and $160.3 million of adjustable-rate commitments with a weighted average rate, as of December 31, 2012, of 3.38%. Since generally all of the loan commitments are expected to be drawn upon, the total loan commitments approximate future cash requirements, whereas the amounts of lines of credit may not be indicative of the Company’s future cash requirements. The loan commitments generally expire in 90 days, while construction loan lines of credit mature within eighteen months and home equity lines of credit mature within ten years. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Collateral held consists primarily of real estate.

The Bank collateralized a portion of its deposits with letters of credit issued by FHLB-NY.  At December 31, 2012, there were $414.6 million of letters of credit outstanding.   The letters of credit are collateralized by mortgage loans pledged by the Bank.

The Trusts issued capital securities in June and July 2007 with a par value of $61.9 million. The Holding Company has guaranteed the payment of the Trusts’ obligations under these capital securities.

The Company’s minimum annual rental payments for Bank premises due under non-cancelable leases are as follows:

Minimum Rental
(In thousands)
Years ended December 31:
2013	$3,606
2014	3,428
2015	2,968
2016	2,883
2017	2,722
Thereafter	16,389
Total minimum payments required	$31,996

The leases have escalation clauses for operating expenses and real estate taxes. Certain lease agreements provide for increases in rental payments based upon increases in the consumer price index. Rent expense under these leases for the years ended December 31, 2012, 2011 and 2010 was approximately $3.7 million, $3.8 million and $3.2 million, respectively.

Contingencies:

The Company is a defendant in various lawsuits. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these various matters will not result in any material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

16. Concentration of Credit Risk

The Company’s lending is concentrated in the metropolitan New York City metropolitan area. The Company evaluates each customer’s creditworthiness on a case-by-case basis under the Company’s established underwriting policies. The collateral obtained by the Company generally consists of first liens on one-to-four family residential, multi-family residential, and commercial real estate. At December 31, 2012, the largest amount the Bank could lend to one borrower was approximately $63.8 million, and at that date, the Bank’s largest aggregate amount of loans to one borrower was $53.1 million, all of which were performing according to their terms.

17. Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825 “Financial Instruments” and values those financial assets and financial liabilities in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures.”  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At December 31, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $54.5 million and $23.9 million, respectively. At December 31, 2011, the Company carried financial assets and financial liabilities under the fair value option with fair values of $68.7 million and $26.3 million, respectively. During the year ended December 31, 2012, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. The Company elected to measure at fair value securities with a cost of $10.0 million that were purchased during the year ended December 31, 2011.

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option at December 31, 2012 and 2011, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, for the years ended December 31, 2012, 2011 and 2010:

	Fair Value Measurements	Fair Value Measurements	Changes in Fair Values For Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	at December 31, 2012	at December 31, 2011	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
(Dollars in thousands)
Mortgage-backed securities	$24,911	$37,787	$(539)	$(665)	$774
Other securities	29,577	30,942	796	(1,138)	618
Borrowed funds	23,922	26,311	2,062	5,916	3,549
Net gain from fair value adjustments (1) (2)			$2,319	$4,113	$4,941

(1)
The net gain from fair value adjustments presented in the above table does not include net losses of $0.3 million, $2.2 million and $4.9 million from the change in the fair value of interest rate caps recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
The net gain from fair value adjustments presented in the above table does not include a net loss of $1.9 million from the change in the fair value of interest rate swaps recorded during the year ended December 31, 2012.

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

The borrowed funds have a contractual principal amount of $61.9 million at both December 31, 2012 and 2011. The fair value of borrowed funds includes accrued interest payable of $0.1 million and $0.4 million at December 31, 2012 and 2011, respectively.

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

Level 1 – where quoted market prices are available in an active market.  The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at December 31, 2012 and 2011.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At December 31, 2012, Level 2 included mortgage related securities, mutual funds, corporate debt and interest rate caps/swaps. At December 31, 2011, Level 2 included mortgage related securities, mutual funds, corporate debt and interest rate caps.

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At December 31, 2012, Level 3 included REMIC and CMO securities, municipal securities and trust preferred securities owned and junior subordinated debentures issued by the Company. At December 31, 2011, Level 3 included trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the year ended December 31, 2012
	REMIC and		Trust preferred	Junior subordinated
	CMO	Municipals	securities	debentures
	(In thousands)

Beginning balance	$-	$-	$5,632	$26,311
Transfer into Level 3	23,475	9,429	-	-
Net gain (loss) from fair value adjustment of financial assets	-	-	233	-
Net gain from fair value adjustment of financial liabilities	-	-	-	(2,062)
Decrease in accrued interest receivable	-	-	(10)	-
Decrease in accrued interest payable	-	-	-	(327)
Change in unrealized gains(losses) included in other comprehensive income	-	-	795	-
Ending balance	$23,475	$9,429	$6,650	$23,922

	For the year ended December 31, 2011
	Trust preferred securities	Junior subordinated debentures
	(in thousands)

Beginning balance	$10,144	$32,226
Transfer into Level 3	-	-
Net gain (loss) from fair value adjustment of financial assets	(1,577)	-
Net gain from fair value adjustment of financial liabilities	-	-
Decrease in accrued interest receivable	-	(5,915)
Decrease in accrued interest payable	-	-
Change in unrealized gains(losses) included in other comprehensive income	(2,935)	-
Ending balance	$5,632	$26,311

The significant unobservable inputs used in the fair value measurement of the Company’s REMIC and CMO securities valued under Level 3 are the probability of default and loss severity in the event of default. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s municipal securities valued under Level 3 are the securities’ effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities valued under Level 3 are the securities’ effective yield, probability of default and loss severity in the event of default. Significant increases or decreases in any of the inputs in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s junior subordinated Debentures are effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2012	2011	2012	2011	2012	2011	2012	2011

Assets:
Securities available for sale
Mortgage-backed Securities	$-	$-	$696,638	$747,288	$23,475	$-	$720,113	$747,288
Other securities	-	-	213,374	59,610	16,079	5,632	229,453	65,242
Interest rate caps	-	-	19	356	-	-	19	356
Interest rate swaps	-	-	3	-	-	-	3	-
Total assets	$-	$-	$910,034	$807,254	$39,554	$5,632	$949,588	$812,886

Liabilities:
Borrowings	$-	$-	$-	$-	$23,922	$26,311	$23,922	$26,311
Interest rate swaps	-		1,922	-	-	-	1,922	-
Total liabilities	$-	$-	$1,922	$-	$23,922	$26,311	$25,844	$26,311

The following table sets forth the Company's assets and liabilities that are carried at fair value on a non-recurring basis, and the method that was used to determine their fair value, at December 31:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2012	2011	2012	2011	2012	2011	2012	2011

Assets:
Loans held for sale	$-	$-	$-	$-	$5,313	$-	$5,313	$-
Impaired loans	-	-	-	-	49,703	48,555	49,703	48,555
Other real estate owned	-	-	-	-	5,278	3,179	5,278	3,179
Total assets	$-	$-	$-	$-	$60,294	$51,734	$60,294	$51,734

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at December 31, 2012 and 2011.

The estimated fair value of each material class of financial instruments at December 31, 2012 and 2011 and the related methods and assumptions used to estimate fair value are as follows:

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

Loans held for sale:

The fair value of non-performing loans held for sale is estimated through bids received on the loans and, as such, are classified as a Level 3 input.

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

At December 31, 2012 and 2011, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments as well as assumptions used by the Company in estimating fair value at December 31, 2012 and December 31, 2011:

	December 31, 2012					December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value
	(in thousands)
Assets:

Cash and due from banks	$40,425	$40,425	$40,425	$-	$-	$55,721	$55,721
Mortgage-backed Securities	720,113	720,113	-	696,638	23,475	747,288	747,288
Other securities	229,453	229,453	-	213,374	16,079	65,242	65,242
Loans held for sale	5,313	5,313	-	-	5,313	-	-
Loans	3,234,121	3,416,313	-	-	3,416,313	3,228,881	3,407,454
FHLB-NY stock	42,337	42,337	-	42,337	-	30,245	30,245
Interest rate caps	19	19	-	19	-	356	356
Interest rate swaps	3	3	-	3	-	-	-
OREO	5,278	5,278	-	-	5,278	3,179	3,179
Total assets	$4,277,062	$4,459,254	$40,425	$952,371	$3,466,458	$4,130,912	$4,309,485

Liabilities:
Deposits	$3,015,193	3,057,152	$1,761,964	$1,295,188	$-	$3,146,245	$3,211,405
Borrowings	948,405	992,069	-	968,147	23,922	685,139	728,067
Interest rate swaps	1,922	1,922	-	1,922	-	-	-
Total liabilities	$3,965,520	$4,051,143	$1,761,964	$2,265,257	$23,922	$3,831,384	$3,939,472

18. Derivative Financial Instruments

At December 31, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At December 31, 2012, derivatives with a combined notional amount of $118.0 million are not designated as hedges and a derivative with a notional amount of $4.3 million is designated as a fair value hedge. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.  The portions of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2012:

	At or for the year ended December 31, 2012
	Notional		Cumulative Realized		Net Carrying
	Amount	Purchase Price	Gain	Loss	Value(1)
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$-	$9,016	$19
Interest rate swaps (non-hedge)	18,000	-	-	1,922	(1,922)
Interest rate swaps (hedge)	4,300	-	-	5	3
Total derivatives	$122,300	$9,035	$-	$10,943	$(1,900)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.  There were no unrealized losses on derivative financial instruments at December 31, 2012.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the year ended December 31,
(In thousands)	2012	2011	2010

Financial Derivatives:
Interest rate caps	$(337)	$(2,153)	$(4,894)
Interest rate swaps	(1,927)	-	-
Net loss (1)	$(2,264)	$(2,153)	$(4,894)

(1)	Net losses are recorded as “Net gain from fair value adjustments” in the Consolidated Statements of Income.

19. New Authoritative Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments eliminate the option to present components of other comprehensive income in the statement of stockholders’ equity. Instead, the new guidance requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and must be applied retrospectively. Early adoption was permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition. See the Consolidated Statements of Comprehensive Income.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

20. Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for the fiscal years ended December 31, 2012 and 2011 is presented below:

	2012				2011
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share data)
Quarterly operating data:
Interest income	$51,722	$53,193	$54,384	$54,415	$54,644	$56,329	$56,499	$57,026
Interest expense	14,498	15,610	16,097	17,070	17,920	19,228	19,704	19,871
Net interest income	37,224	37,583	38,287	37,345	36,724	37,101	36,795	37,155
Provision for loan losses	5,000	5,000	5,000	6,000	6,500	5,000	5,000	5,000
Other operating income	2,566	3,513	1,108	1,878	2,980	4,295	2,135	871
Other operating expense	19,808	20,743	20,239	21,536	19,369	19,490	18,865	20,015
Income before income tax expense	14,982	15,353	14,156	11,687	13,835	16,906	15,065	13,011
Income tax expense	5,782	5,988	5,519	4,558	5,664	6,756	5,991	5,058
Net income	$9,200	$9,365	$8,637	$7,129	$8,171	$10,150	$9,074	$7,953

Basic earnings per common share	$0.30	$0.31	$0.28	$0.23	$0.27	$0.33	$0.29	$0.26
Diluted earnings per common share	$0.30	$0.31	$0.28	$0.23	$0.27	$0.33	$0.29	$0.26
Dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

Average common shares outstanding for:
Basic earnings per share	30,310	30,432	30,472	30,396	30,371	30,679	30,823	30,620
Diluted earnings per share	30,340	30,462	30,492	30,420	30,387	30,693	30,864	30,686

21. Parent Company Only Financial Information

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

Condensed Statements of Financial Condition	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Cash and due from banks	$21,041	$18,798
Securities available for sale:
Other securities ($2,359 and $2,410 at fair value pursuant to the fair value option at December 31, 2012 and 2011, respectively)	3,165	3,180
Interest receivable	13	12
Investment in subsidiaries	451,190	429,353
Goodwill	2,185	2,185
Other assets	4,418	4,521
Total assets	$482,012	$458,049

Liabilities:
Borrowings (at fair value pursuant to the fair value option at December 31, 2012 and 2011)	$23,923	$26,311
Other liabilities	15,724	14,827
Total liabilities	39,647	41,138

Stockholders' Equity:
Preferred stock	-	-
Common stock	315	315
Additional paid-in capital	198,314	195,628
Treasury stock, at average cost (787,266 shares and 626,418 at December 31, 2012 and 2011, respectively)	(10,257)	(7,355)
Retained earnings	241,856	223,510
Accumulated other comprehensive income, net of taxes	12,137	4,813
Total equity	442,365	416,911
Total liabilities and equity	$482,012	$458,049

	For the years ended December 31,
Condensed Statements of Income	2012	2011	2010
	(In thousands)
Dividends from the Bank	$20,000	$20,000	$10,000
Interest income	694	753	750
Interest expense	(2,957)	(4,325)	(4,324)
Net gain from fair value adjustments	1,991	5,725	2,253
Other operating expenses	(730)	(746)	(737)
Income before taxes and equity in undistributed earnings of subsidiary	18,998	21,407	7,942
Income tax (expense) benefit	498	(585)	972
Income before equity in undistributed earnings of subsidiary	19,496	20,822	8,914
Equity in undistributed earnings of the Bank	14,835	14,526	29,921
Net income	$34,331	$35,348	$38,835

	For the years ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
	(In thousands)
Operating activities:
Net income	$34,331	$35,348	$38,835
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the Bank	(14,835)	(14,526)	(29,921)
Deferred income tax provision	858	3,003	972
Fair value adjustments for financial assets and financial liabilities	(1,991)	(5,726)	(2,253)
Stock based compensation expense	3,105	2,720	2,154
Net change in operating assets and liabilities	1,287	1,542	1,499
Net cash provided by operating activities	22,755	22,361	11,286

Investing activities:
Purchases of securities available for sale	(29)	(37)	(62)
Proceeds from sales and calls of securities available for sale	-	-	750
Net cash provided by (used in) investing activities	(29)	(37)	688

Financing activities:
Purchase of treasury stock	(5,622)	(7,722)	(347)
Cash dividends paid	(15,817)	(15,910)	(15,788)
Stock options exercised	956	2,040	458
Net cash used in financing activities	(20,483)	(21,592)	(15,677)

Net (decrease) increase in cash and cash equivalents	2,243	732	(3,703)
Cash and cash equivalents, beginning of year	18,798	18,066	21,769
Cash and cash equivalents, end of year	$21,041	$18,798	$18,066

22. Subsequent Events

On February 28, 2013, Flushing Financial Corporation converted from a savings and loan holding company to a bank holding company in connection with the merger of its wholly owned subsidiary, Flushing Savings Bank, FSB, with and into its wholly owned subsidiary, Flushing Commercial Bank. The surviving entity is named Flushing Bank and is a New York State-chartered, full-service commercial bank.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flushing Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Companys’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flushing Financial Corporation

We have audited the internal control over financial reporting of Flushing Financial Corporation (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of the Company as of and for the year ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of these disclosure controls and procedures were effective. During the period covered by this Annual Report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on those criteria issued by COSO.

Grant Thornton LLP, the Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in its report which appears on page 143.

Item 9B.Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the disclosures below, information regarding the directors and executive officers of the Company appears in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013 (“Proxy Statement”) under the captions “Board Nominees,” “Continuing Directors,” “Executive Officers Who Are Not Directors” and “Meeting and Committees of the Board of Directors – Audit Committee” and is incorporated herein by this reference. Information regarding Section 16(a) beneficial ownership appears in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and directors independence appears in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Related Party Transactions” and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

Information regarding fees paid to the Company’s independent auditor appears in the Proxy Statement under the caption “Schedule of Fees to Independent Auditors” and is hereby incorporated by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   1.    Financial Statements

The following financial statements are included in Item 8 of this Annual Report and are incorporated herein by this reference:

•	Consolidated Statements of Financial Condition at December 31, 2012 and 2011

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2012

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.    Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included in Item 8 of this Annual Report and are incorporated herein by this reference.

3.       Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 20, 2005 by and between Flushing Financial Corporation and Atlantic Liberty Financial Corp. (10)
3.1	Certificate of Incorporation of Flushing Financial Corporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (5)
3.3	Certificate of Amendment to Certificate of Incorporation of Flushing Financial Corporation (19)
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Flushing Financial Corporation (6)
3.5	Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock of Flushing Financial Corporation (13)
3.6	By-Laws of Flushing Financial Corporation (1)
3.7	Certificate of Designation relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series B (14)
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

10.1*	Form of Amended and Restated Employment Agreements between Flushing Savings Bank, FSB and Certain Officers (15)
10.2*	Form of Amended and Restated Employment Agreements between Flushing Financial Corporation and Certain Officers (15)
10.3*	Amended and Restated Employment Agreement between Flushing Financial Corporation and John R. Buran (15)
10.4*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and John R. Buran (15)
10.5*	Amended and Restated Employment Agreement between Flushing Financial Corporation and Maria A. Grasso (15)
10.6*	Amended and Restated Employment Agreement between Flushing Savings Bank, FSB and Maria A. Grasso (15)
10.7*	Flushing Savings Bank Specified Officer Change in Control Severance Policy (16)
10.8*	Amended and Restated Employee Severance Compensation Plan of Flushing Savings Bank, FSB (4)
10.9*	Amended and Restated Outside Director Retirement Plan (11)
10.10*	Amended and Restated Flushing Savings Bank, FSB Outside Director Deferred Compensation Plan (4)
10.11*	Amended and Restated Flushing Savings Bank, FSB Supplemental Savings Incentive Plan (15)
10.12	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and each Director (2)
10.13	Form of Indemnity Agreement among Flushing Savings Bank, FSB, Flushing Financial Corporation, and Certain Officers (2)
10.14*	Employee Benefit Trust Agreement (1)
10.15*	Amendment to the Employee Benefit Trust Agreement (3)
10.16*	Loan Document for Employee Benefit Trust (1)
10.17*	Guarantee by Flushing Financial Corporation (1)
10.18*	1996 Restricted Stock Incentive Plan of Flushing Financial Corporation (8)
10.19*	1996 Stock Option Incentive Plan of Flushing Financial Corporation (7)
10.20*	Description of Outside Director Fee Arrangements (15)
10.21*	Form of Outside Director Restricted Stock Award Letter (9)
10.22*	Form of Outside Director Restricted Stock Unit Award Letter (19)
10.23*	Form of Outside Director Stock Option Grant Letter (9)
10.24*	Form of Employee Restricted Stock Award Letter (9)
10.25*	Form of Employee Restricted Stock Unit Award Letter (19)
10.26*	Form of Employee Stock Option Award Letter (9)
10.27*	Amended and Restated Flushing Financial Corporation 2005 Omnibus Incentive Plan (17)

10.28	Amendment to Flushing Financial Corporation 2005 Omnibus Incentive Plan (18)
10.29*	Annual Incentive Plan for Executives and Senior Officers (19)
10.30	Form of Amendment to Employee Stock Option Award Letter
10.31	Form of Amendment to Director Stock Option Award Letter
21.1	Subsidiaries information incorporated herein by reference to Part I – Subsidiary Activities
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
32.2	Certification Pursuant to 18 U.S.C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

*Indicates compensatory plan or arrangement.
_____________
(1)	Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1 filed September 1, 1995, Registration No. 33-96488.
(2)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 1996.
(3)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 1997.
(4)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2000.
(5)	Incorporated by reference to Exhibits filed with Form S-8 filed May 31, 2002.
(6)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference to Exhibit filed with Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to Exhibit filed with Form 8-K filed December 23, 2005.
(11)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended March 31, 2006.
(12)	Incorporated by reference to Exhibit filed with Form 8-K filed September 11, 2006.
(13)	Incorporated by reference to Exhibit filed with Form 8-K filed September 26, 2006.
(14)	Incorporated by reference to Exhibits filed with Form 8-K filed December 23, 2008.
(15)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to Exhibit filed with Form 10-Q for the quarter ended June 30, 2011.
(17)	Incorporated by reference to Appendices filed with Proxy Statement on Schedule 14A filed April 7, 2011.
(18)	Incorporated by reference to Exhibits filed with Form 10-Q for the quarter ended September 30, 2011.
(19)	Incorporated by reference to Exhibits filed with Form 10-K for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Company has duly caused this report, or amendment thereto, to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on March 18, 2013.

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

Signature	Title	Date

/S/JOHN R. BURAN	Director, President (Principal Executive Officer)	March 6, 2013
John R. Buran

/S/JOHN E. ROE, SR.	Director, Chairman	March 6, 2013
John E. Roe, Sr.

/S/DAVID W. FRY	Treasurer (Principal Financial and Accounting Officer)	March 6, 2013
David W. Fry

/S/ JAMES D. BENNETT	Director	March 6, 2013
James D. Bennett

/S/STEVEN J. D'IORIO	Director	March 6, 2013
Steven J. D'Iorio

/S/LOUIS C. GRASSI	Director	March 6, 2013
Louis C. Grassi

/S/SAM S. HAN	Director	March 6, 2013
Sam S. Han

/S/MICHAEL J. HEGARTY	Director	March 6, 2013
Michael J. Hegarty

/S/JOHN J. MCCABE	Director	March 6, 2013
John J. McCabe

/S/VINCENT F. NICOLOSI	Director	March 6, 2013
Vincent F. Nicolosi

/S/DONNA M. O'BRIEN	Director	March 6, 2013
Donna M. O'Brien

/S/MICHAEL J. RUSSO	Director	March 6, 2013
Michael J. Russo

/S/GERARD P. TULLY, SR.	Director	March 6, 2013
Gerard P. Tully, Sr.