Form 10-Q
period 2013-03-31
FLUSHING FINANCIAL CORP
filed 2013-05-10
CIK 923139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2013 was 30,835,169.

  PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Financial Condition
(Unaudited)
Item 1.    Financial Statements

(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$46,046	$40,425
Securities available for sale:
Mortgage-backed securities ($17,965 and $24,911 at fair value pursuant to the fair value option at March 31, 2013 and December 31, 2012, respectively)	764,701	720,113
Other securities ($29,933 and $29,577 at fair value pursuant to the fair value option at March 31, 2013 and December 31, 2012 respectively)	235,593	229,453
Loans held for sale	9,907	5,313
Loans:
Multi-family residential	1,528,353	1,534,438
Commercial real estate	507,932	515,438
One-to-four family ― mixed-use property	615,661	637,353
One-to-four family ― residential	197,268	198,968
Co-operative apartments	8,221	6,303
Construction	10,952	14,381
Small Business Administration	8,812	9,496
Taxi medallion	8,777	9,922
Commercial business and other	302,726	295,076
Net unamortized premiums and unearned loan fees	12,495	12,746
Allowance for loan losses	(31,027)	(31,104)
Net loans	3,170,170	3,203,017
Interest and dividends receivable	17,209	17,917
Bank premises and equipment, net	22,016	22,500
Federal Home Loan Bank of New York stock	38,686	42,337
Bank owned life insurance	107,068	106,244
Goodwill	16,127	16,127
Core deposit intangible	351	468
Other assets	48,639	47,502
Total assets	$4,476,513	$4,451,416

LIABILITIES
Due to depositors:
Non-interest bearing	$160,234	$155,789
Interest-bearing:
Certificate of deposit accounts	1,200,906	1,253,229
Savings accounts	281,145	288,398
Money market accounts	139,711	148,618
NOW accounts	1,278,071	1,136,599
Total interest-bearing deposits	2,899,833	2,826,844
Mortgagors' escrow deposits	46,585	32,560
Borrowed funds ($24,742 and $23,922 at fair value pursuant to the fair value option at March 31, 2013 and December 31, 2012, respectively)	683,064	763,105
Securities sold under agreements to repurchase	185,300	185,300
Other liabilities	57,614	45,453
Total liabilities	4,032,630	4,009,051

Commitments and contingencies (Note 4 and Note 5)

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value; 5,000,000 shares authorized; None issued)	-	-
Common stock ($0.01 par value; 100,000,000 shares authorized; 31,530,595 shares issued at March 31, 2013 and December 31, 2012; 30,846,118 shares and 30,743,329 shares outstanding at March 31, 2013 and December 31, 2012, respectively)	315	315
Additional paid-in capital	200,135	198,314
Treasury stock, at average cost (684,477 shares and 787,266 shares at March 31, 2013 and December 31, 2012, respectively)	(9,174)	(10,257)
Retained earnings	244,505	241,856
Accumulated other comprehensive income, net of taxes	8,102	12,137
Total stockholders' equity	443,883	442,365

Total liabilities and stockholders' equity	$4,476,513	$4,451,416

The accompanying notes are an integral part of these consolidated financial statements

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2013	2012

Interest and dividend income
Interest and fees on loans	$42,940	$46,560
Interest and dividends on securities:
Interest	6,954	7,631
Dividends	175	207
Other interest income	17	17
Total interest and dividend income	50,086	54,415

Interest expense
Deposits	8,291	10,910
Other interest expense	7,649	6,160
Total interest expense	15,940	17,070

Net interest income	34,146	37,345
Provision for loan losses	6,000	6,000
Net interest income after provision for loan losses	28,146	31,345

Non-interest income
Loan fee income	608	466
Banking services fee income	432	455
Net loss on sale of loans	(9)	-
Net gain on sale of securities	2,858	-
Net loss from fair value adjustments	(123)	(448)
Federal Home Loan Bank of New York stock dividends	414	385
Bank owned life insurance	825	696
Other income	343	324
Total non-interest income	5,348	1,878

Non-interest expense
Salaries and employee benefits	12,233	11,041
Occupancy and equipment	1,860	1,930
Professional services	1,618	1,722
FDIC deposit insurance	991	1,017
Data processing	1,043	976
Depreciation and amortization	767	834
Other real estate owned/foreclosure expense	668	712
Other operating expenses	3,239	3,304
Total non-interest expense	22,419	21,536

Income before income taxes	11,075	11,687

Provision for income taxes
Federal	3,461	3,624
State and local	858	934
Total taxes	4,319	4,558

Net income	$6,756	$7,129

Basic earnings per common share	$0.22	$0.23
Diluted earnings per common share	$0.22	$0.23
Dividends per common share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2013	2012

Comprehensive Income, net of tax
Net income	$6,756	$7,129
Amortization of actuarial losses	174	149
Amortization of prior service credits	(6)	(6)
Unrealized gains (losses) on securities, net	(4,203)	1,217
Comprehensive income	$2,721	$8,489

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,756	$7,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,000	6,000
Depreciation and amortization of bank premises and equipment	767	834
Amortization of premium, net of accretion of discount	1,774	1,561
Net loss from fair value adjustments	123	448
Net loss from sale of loans	9	-
Net gain from sale of securities	(2,858)	-
Income from bank owned life insurance	(825)	(696)
Stock-based compensation expense	1,993	1,418
Deferred compensation	(423)	(306)
Amortization of core deposit intangibles	117	117
Excess tax benefit from stock-based payment arrangements	(245)	(106)
Deferred income tax provision	904	713
Decrease in prepaid FDIC assessment	927	946
Increase (decrease) in other liabilities	2,089	(1,676)
Decrease in other assets	3,004	540
Net cash provided by operating activities	20,112	16,922

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of bank premises and equipment	(283)	(470)
Net (purchase) redemptions of Federal Home Loan Bank of New York shares	3,651	(1,976)
Purchases of securities available for sale	(171,018)	(122,512)
Proceeds from sales and calls of securities	96,396	-
Proceeds from maturities and prepayments of securities available for sale	37,461	39,035
Net (originations) and repayment of loans	4,426	(19,871)
Purchases of loans	(452)	(3,456)
Proceeds from sale of real estate owned	1,793	624
Proceeds from sale of delinquent loans	8,166	9,091
Net cash used in investing activities	(19,860)	(99,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing deposits	4,445	12,921
Net (decrease) increase in interest-bearing deposits	72,700	(743)
Net increase in mortgagors' escrow deposits	14,025	11,457
Net (repayment) proceeds from short-term borrowed funds	(121,500)	58,500
Proceeds from long-term borrowings	110,271	47,414
Repayment of long-term borrowings	(69,912)	(62,000)
Purchases of treasury stock	(954)	(1,652)
Excess tax benefit from stock-based payment arrangements	245	106
Proceeds from issuance of common stock upon exercise of stock options	22	244
Cash dividends paid	(3,973)	(3,965)
Net cash provided by financing activities	5,369	62,282

Net increase (decrease) in cash and cash equivalents	5,621	(20,331)
Cash and cash equivalents, beginning of period	40,425	55,721
Cash and cash equivalents, end of period	$46,046	$35,390

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$15,652	$16,995
Income taxes paid	1,581	5,218
Taxes paid if excess tax benefits were not tax deductible	1,826	5,324
Non-cash activities:
Securities purchased not yet settled	14,308	-
Loans transferred to Other Real Estate Owned	679	1,293
Loans provided for the sale of Other Real Estate Owned	2,088	221
Loans held for investment transferred to loans held for sale	7,682	-

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	For the three months ended March 31,
(Dollars in thousands, except per share data)	2013	2012

Common Stock
Balance, beginning of period	$315	$315
No activity	-	-
Balance, end of period	$315	$315
Additional Paid-In Capital
Balance, beginning of period	$198,314	$195,628
Award of common shares released from Employee Benefit Trust (133,656 and 146,735 common shares for the three months ended March 31, 2013 and 2012, respectively)	1,563	1,363
Shares issued upon vesting of restricted stock unit awards (98,610 and 85,163 common shares for the three months ended March 31, 2013 and 2012, respectively)	78	151
Issuance upon exercise of stock options (42,400 and 56,850 common shares for the three months ended March 31, 2013 and 2012, respectively)	55	73
Stock-based compensation activity, net	(120)	4
Stock-based income tax benefit	245	106
Balance, end of period	$200,135	$197,325
Treasury Stock
Balance, beginning of period	$(10,257)	$(7,355)
Purchases of outstanding shares (18,560 and 97,200 common shares for the three months ended March 31, 2013 and 2012, respectively)	(301)	(1,282)
Shares issued upon vesting of restricted stock unit awards (151,652 and 113,993 common shares for the three months ended March 31, 2013 and 2012, respectively)	1,983	1,343
Issuance upon exercise of stock options (52,320 and 67,330 common shares for the three months ended March 31, 2013 and 2012, respectively)	691	802
Purchases of shares to fund options exercised (39,957 and 40,866 common shares for the three months ended March 31, 2013 and 2012, respectively)	(637)	(548)
Repurchase of shares to satisfy tax obligations (42,666 and 27,883 common shares for the three months ended March 31, 2013 and 2012, respectively)	(653)	(370)
Balance, end of period	$(9,174)	$(7,410)
Retained Earnings
Balance, beginning of period	$241,856	$223,510
Net income	6,756	7,129
Cash dividends declared and paid on common shares ($0.13 per common share for the three months ended March 31, 2013 and 2012)	(3,973)	(3,965)
Issuance upon exercise of stock options (9,920 and 10,480 common shares for the three months ended March 31, 2013 and 2012, respectively)	(35)	(24)
Shares issued upon vesting of restricted stock unit awards (53,042 and 28,830 common shares for the three months ended March 31, 2013 and 2012, respectivley)	(99)	(97)
Balance, end of period	$244,505	$226,553
Accumulated Other Comprehensive Income
Balance, beginning of period	$12,137	$4,813
Change in net unrealized gains (losses) on securities available for sale, net of taxes of approximately $2,013 and ($962) for the three months ended March 31, 2013 and 2012, respectively	(2,594)	1,217
Amortization of actuarial losses, net of taxes of approximately ($135) and ($117) for the three months ended March 31, 2013 and 2012, respectively	174	149
Amortization of prior service credits, net of taxes of approximately $5 for the three months ended March 31, 2013 and 2012)	(6)	(6)
Reclassification adjustment for losses included in net income, net of taxes of approximatley $1,249 for the three months ended March 31, 2013	(1,609)	-
Balance, end of period	$8,102	$6,173

Total Stockholders' Equity	$443,883	$422,956

The accompanying notes are an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

Flushing Financial Corporation (the “Holding Company”), a Delaware corporation, is a bank holding company. On February 28, 2013 the Holding Company’s wholly owned subsidiary Flushing Savings Bank, FSB (the “Savings Bank”), merged with and into (the “Merger”) Flushing Commercial Bank. Flushing Commercial Bank was the surviving entity of the Merger and its name was changed to Flushing Bank.  References herein to the “Bank” mean the Savings Bank (including its wholly owned subsidiary, Flushing Commercial Bank) prior to the Merger and the surviving entity after the Merger. The Holding Company and its direct and indirect wholly-owned subsidiaries, including the Bank, Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc., are collectively herein referred to as “we,” “us,” “our” and the “Company.”

The Merger was the result of the combination of two entities under common control, and in accordance with ASC 805-50-30-5, the Bank measured the recognized assets and liabilities transferred at their carrying amounts (historical cost) for this transaction.

The primary business of the Holding Company is the operation of its wholly-owned subsidiary, the Bank. The unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q (“Quarterly Report”) include the collective results of the Company on a consolidated basis.

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

When necessary, certain reclassifications have been made to the prior-period consolidated financial statements to conform to the current-period presentation.

2.	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for loan losses (“ALLL”), the evaluation of goodwill for impairment, the evaluation of the need for a valuation allowance of the Company’s deferred tax assets, the evaluation of other-than-temporary impairment (“OTTI”) on securities and the valuation of certain financial instruments. The current economic environment has increased the degree of uncertainty inherent in these material estimates.  Actual results could differ from these estimates.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Earnings per common share has been computed based on the following:

	For the three months ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income, as reported	$6,756	$7,129
Divided by:
Weighted average common shares outstanding	30,449	30,396
Weighted average common stock equivalents	32	24
Total weighted average common shares outstanding and common stock equivalents	30,481	30,420

Basic earnings per common share	$0.22	$0.23
Diluted earnings per common share (1)	$0.22	$0.23
Dividend payout ratio	59.1%	56.5%

(1)
For the three months ended March 31, 2013, options to purchase 542,400 shares at an average exercise price of $17.66 were not included in the computation of diluted earnings per common share as they were anti-dilutive. For the three months ended March 31, 2012, options to purchase 720,340 shares at an average exercise price of $16.71were not included in the computation of diluted earnings per common share as they were anti-dilutive.

4.	Debt and Equity Securities

The Company’s investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in one of the following three categories and accounted for accordingly: (1) trading securities, (2) securities available for sale and (3) securities held-to-maturity.

The Company did not hold any trading securities or securities held-to-maturity during the three month periods ended March 31, 2013 and 2012. Securities available for sale are recorded at fair value.

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2013:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(In thousands)
U.S. government agencies	$10,006	$10,020	$14	$-
Corporate	103,668	108,323	4,674	19
Municipals	81,113	81,200	417	330
Mutual funds	21,823	21,823	-	-
Other	18,172	14,227	17	3,962
Total other securities	234,782	235,593	5,122	4,311
REMIC and CMO	492,492	509,440	19,445	2,497
GNMA	37,487	40,843	3,356	-
FNMA	193,310	197,903	5,322	729
FHLMC	16,068	16,515	447	-
Total mortgage-backed securities	739,357	764,701	28,570	3,226
Total securities available for sale	$974,139	$1,000,294	$33,692	$7,537

The table above includes commitments to purchase securities totaling $14.3 million which settled during April 2013.

Mortgage-backed securities shown in the table above include two private issue collateralized mortgage obligations (“CMOs”) that are collateralized by commercial real estate mortgages with amortized cost and market values totaling $18.0 million and $18.4 million, respectively, at March 31, 2013.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the Company’s available for sale securities with gross unrealized losses and their fair value aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2013:

	Total		Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate	$9,981	$19	$9,981	$19	$-	$-
Municipals	21,666	330	21,666	330	-	-
Other	5,600	3,962	-	-	5,600	3,962
Total other securities	37,247	4,311	31,647	349	5,600	3,962
REMIC and CMO	130,532	2,497	106,771	560	23,761	1,937
FNMA	73,523	729	73,523	729	-	-
Total mortgage-backed securities	204,055	3,226	180,294	1,289	23,761	1,937
Total securities available for sale	$241,302	$7,537	$211,941	$1,638	$29,361	$5,899

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

The Company reviewed each investment that had an unrealized loss at March 31, 2013. An unrealized loss exists when the current fair value of an investment is less than its amortized cost basis. Unrealized losses on available for sale securities, that are deemed to be temporary, are recorded in AOCI, net of tax.  Unrealized losses that are considered to be other-than-temporary are split between credit related and noncredit related impairments, with the credit related impairment being recorded as a charge against earnings and the noncredit related impairment being recorded in AOCI, net of tax.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Corporate:
The unrealized losses in Corporate securities at March 31, 2013 consist of losses on one Corporate security. The unrealized loss was caused by movements in interest rates. It is not anticipated that this security would be settled at a price that is less than the amortized cost of the Company’s investment. This security is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell this security and it is more likely than not the Company will not be required to sell the security before recovery of the security’s amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the security. Therefore, the Company did not consider this investment to be other-than-temporarily impaired at March 31, 2013.

Municipals:
The unrealized losses in Municipal securities at March 31, 2013, consist of losses on eight municipal securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Other Securities:
The unrealized losses in Other Securities at March 31, 2013, consist of losses on one single issuer trust preferred security and two pooled trust preferred securities. The unrealized losses on such securities were caused by market interest volatility, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. These securities are currently rated below investment grade. The pooled trust preferred securities do not have collateral that is subordinate to the classes the Company owns. The Company’s management evaluates these securities using an impairment model, through an independent third party, that is applied to debt securities. In estimating OTTI losses, management considers: (1) the length of time and the extent to which the fair value has been less than amortized cost; (2) the current interest rate environment; (3) the financial condition and near-term prospects of the issuer, if applicable; and (4) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Additionally, management reviews the financial condition of each individual issuer within the pooled trust preferred securities. All of the issuers of the underlying collateral of the pooled trust preferred securities we reviewed are banks.

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

We had an independent third party prepare a discounted cash flow analysis for each of these pooled trust preferred securities based on the assumptions discussed above. Other significant assumptions were: (1) two issuers totaling $7.7 million will prepay in the second quarter of 2013 and two issuers totaling $21.5 million will prepay in the second quarter of 2015; (2) senior classes will not call the debt on their portions; and (3) use of the forward London Interbank Offered Rate (“LIBOR”) curve. The cash flows were discounted at the effective rate for each security.

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

It is not anticipated at this time that the one single issuer trust preferred security and the two pooled trust preferred securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms; except for the pooled trust preferred securities for which the Company has stopped accruing interest as discussed above and, in the opinion of management based on the review performed at March 31, 2013, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities. Therefore, the Company did not consider the one single issuer trust preferred security and the two pooled trust preferred securities to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the Company held six trust preferred issues which had a current credit rating of at least one rating below investment grade. Two of those issues are carried under the fair value option and therefore, changes in fair value are included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments.

The following table details the remaining four trust preferred issues that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2013. The class the Company owns in pooled trust preferred securities does not have any excess subordination.

						Deferrals/Defaults
Issuer Type	Class	Performing Banks	Amortized Cost	Fair Value	Cumulative Credit Related OTTI	Actual as a Percentage of Original Security	Expected Percentage of Performing Collateral	Current Lowest Rating
			(Dollars in thousands)

Single issuer	n/a	1	$300	$295	$-	None	None	BB-
Single issuer	n/a	1	500	517	-	None	None	B+
Pooled issuer	B1	19	5,617	2,880	2,196	24.8%	0.0%	C
Pooled issuer	C1	19	3,645	2,425	1,542	21.3%	0.0%	C
Total			$10,062	$6,117	$3,738

REMIC and CMO:
The unrealized losses in Real Estate Mortgage Investment Conduit (“REMIC”) and CMO securities at March 31, 2013 consist of seven issues from the Federal Home Loan Mortgage Corporation (“FHLMC”), six issues from the Federal National Mortgage Association (“FNMA”) and five private issues.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The unrealized losses on the REMIC and CMO securities issued by FHLMC and FNMA were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities' before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

The unrealized losses at March 31, 2013 on REMIC and CMO securities issued by private issuers were caused by movements in interest rates, a significant widening of credit spreads across markets for these securities and illiquidity and uncertainty in the financial markets. Each of these securities has some level of credit enhancements and none are collateralized by sub-prime loans.  Currently, one of these securities is performing according to its terms, with four of these securities remitting less than the full principal amount due.  The principal loss for these four securities totaled $0.2 million for the three months ended March 31, 2013.  These losses were anticipated in the cumulative credit related OTTI charges recorded for these four securities.

Credit related impairment for mortgage-backed securities are determined for each security by estimating losses based on the following set of assumptions: (1) delinquency and foreclosure levels; (2) projected losses at various loss severity levels; and (3) credit enhancement and coverage. Based on these reviews, an OTTI charge was not recorded during the three months ended March 31, 2013.

It is not anticipated at this time that the five private issue CMOs would be settled at a price that is less than the current amortized cost of the Company’s investment.  The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the Company held five private issue CMOs which had a current credit rating of at least one rating below investment grade.

The following table details the five private issue CMOs that were evaluated to determine if they were other-than-temporarily impaired at March 31, 2013:

				Cumulative
				OTTI			Current								Average
	Amortized	Fair	Outstanding	Charges	Year of		Lowest	Collateral Located in:							FICO
Security	Cost	Value	Principal	Recorded	Issuance	Maturity	Rating	CA	FL	VA	NY	NJ	TX	CO	Score
	(Dollars in thousands)

1	$9,478	$8,845	$10,432	$3,470	2006	05/25/36	D	40%			16%				716
2	4,216	3,695	4,353	727	2006	08/19/36	D	58%						10%	737
3	4,420	4,169	4,815	1,107	2006	08/25/36	D	35%	15%						711
4	3,309	3,150	3,828	780	2006	08/25/36	D	41%	14%		13%		10%		724
5	4,275	3,903	4,551	222	2006	03/25/36	CC	24%		21%	12%	12%			710
Total	$25,698	$23,762	$27,979	$6,306

FNMA:
The unrealized losses in FNMA securities at March 31, 2013 consist of losses on nine FNMA securities. The unrealized losses were caused by movements in interest rates. It is not anticipated that these securities would be settled at a price that is less than the amortized cost of the Company’s investment. Each of these securities is performing according to its terms and, in the opinion of management, will continue to perform according to its terms. The Company does not have the intent to sell these securities and it is more likely than not the Company will not be required to sell the securities before recovery of the securities’ amortized cost basis. This conclusion is based upon considering the Company’s cash and working capital requirements, and contractual and regulatory obligations, none of which the Company believes would cause the sale of the securities.  Therefore, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table details gross unrealized losses recorded in AOCI and the ending credit loss amount on debt securities, as of March 31, 2013, for which the Company has recorded a credit related OTTI charge in the Consolidated Statements of Income:

(in thousands)	Amortized Cost	Fair Value	Gross Unrealized Losses Recorded In AOCI	Ending Credit Loss Amount

Private issued CMO's (1)	$25,698	$23,762	$1,937	$2,271
Trust preferred securities (1)	9,262	5,305	3,957	3,738
Total	$34,960	$29,067	$5,894	$6,009

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

The following table represents the activity related to the credit loss component recognized in earnings on debt securities held by the Company for which a portion of OTTI was recognized in AOCI for the period indicated:

(in thousands)	For the three months ended March 31, 2013
Beginning balance	$6,178

Recognition of actual losses	(169)
OTTI charges due to credit loss recorded in earnings	-
Securities sold during the period	-
Securities where there is an intent to sell or requirement to sell	-
Ending balance	$6,009

The following table details the amortized cost and estimated fair value of the Company’s securities classified as available for sale at March 31, 2013, by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$22,823	$22,823
Due after one year through five years	59,256	62,081
Due after five years through ten years	49,774	51,110
Due after ten years	102,929	99,579
Total other securities	234,782	235,593
Mortgage-backed securities	739,357	764,701
Total securities available for sale	$974,139	$1,000,294

During the three months ended March 31, 2013, as part of a balance sheet restructuring, the Company sold $68.5 million in mortgage-backed securities and recorded gross gains of $3.2 million and gross losses of $0.3 million.  The Company did not sell any securities during the three months ended March 31, 2012.

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

Mortgage-backed securities shown in the table above include two private issue CMOsthat are collateralized by commercial real estate mortgages with an amortized cost and market value of $15.2 million and $15.7 million, respectively, at December 31, 2012.  The remaining private issue mortgage-backed securities are backed by one-to-four family residential mortgage loans.

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

As of March 31, 2013, the Company utilized recent third party appraisals of the collateral to measure impairment for $86.1 million, or 78.1%, of collateral dependent impaired loans and used internal evaluations of the property’s value for $24.5 million, or 21.9%, of collateral dependent impaired loans.

The Company may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the Company’s best long-term interest. This restructure may include reducing the interest rate or amount of the monthly payment for a specified period of time, after which the interest rate and repayment terms revert to the original terms of the loan. We classify these loans as Troubled Debt Restructured (“TDR”) when the Bank grants a concession to a borrower who is experiencing financial difficulties.

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

The allocation of a portion of the allowance for loan losses for a performing TDR loan is based upon the present value of the future expected cash flows discounted at the loan’s original effective rate, or for a non-performing TDR which is collateral dependent, the fair value of the collateral. At March 31, 2013, there were no commitments to lend additional funds to borrowers whose loans were modified to a TDR. The modification of loans to a TDR did not have a significant effect on our operating results, nor did it require a significant allocation of the allowance for loan losses.

The following table shows loans modified and classified as TDR during the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(Dollars in thousands)	Number	Balance	Modification description	Number	Balance	Modification description

Multi-family residential	1	$413	Received a below market interest rate and the loan amortization was extended	-	$-
Commercial real estate	1	273	Received a below market interest rate and the loan amortization was extended	1	1,388	Received a below market interest rate, loan amortization term extended and loan term extended
One-to-four family - mixed-use property	-	-		2	462	Received a below market interest rate
Commercial business and other	1	615	Received a below market interest rate and the loan term was extended	-	-
Total	3	$1,301		3	$1,850

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	9	$2,816	8	$2,347
Commercial real estate	6	8,698	5	8,499
One-to-four family - mixed-use property	7	2,326	7	2,336
One-to-four family - residential	1	372	1	374
Construction	1	3,137	1	3,805
Commercial business and other	3	3,135	2	2,540
Total performing troubled debt restructured	27	$20,484	24	$19,901

During the three months ended March 31, 2013, there were no loans classified as TDR transferred to non-accrual status.

The following table shows our recorded investment for loans classified as TDR that are not performing according to their restructured terms at the periods indicated:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Multi-family residential	-	$-	2	$323
Commercial real estate	2	2,987	2	3,075
One-to-four family - mixed-use property	2	688	2	816
Construction	1	7,296	1	7,368
Total troubled debt restructurings that subsequently defaulted	5	$10,971	7	$11,582

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our non-performing loans at the periods indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Loans ninety days or more past due and still accruing:
Multi-family residential	$1,073	$-
Co-operative apartment	103	-
Commercial Business and other	602	644
Total	1,778	644

Non-accrual mortgage loans:
Multi-family residential	18,569	13,095
Commercial real estate	13,811	15,640
One-to-four family - mixed-use property	10,523	16,553
One-to-four family - residential	13,547	13,726
Co-operative apartments	160	234
Construction	7,396	7,695
Total	64,006	66,943

Non-accrual non-mortgage loans:
Small Business Administration	458	283
Commercial Business and other	12,640	16,860
Total	13,098	17,143

Total non-accrual loans	77,104	84,086

Total non-accrual loans and loans ninety days or more past due and still accruing	$78,882	$84,730

The following is a summary of interest foregone on non-accrual loans and loans classified as TDR for the periods indicated:

	For the three months ended March 31,
	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,202	$2,646
Less: Interest income included in the results of operations	243	147
Total foregone interest	$1,959	$2,499

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows an age analysis of our recorded investment in loans at March 31, 2013:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans

Multi-family residential	$14,669	$2,879	$18,688	$36,236	$1,492,117	$1,528,353
Commercial real estate	11,067	1,309	13,812	26,188	481,744	507,932
One-to-four family - mixed-use property	22,994	2,293	10,135	35,422	580,239	615,661
One-to-four family - residential	4,067	705	13,209	17,981	179,287	197,268
Co-operative apartments	-	-	161	161	8,060	8,221
Construction loans	-	-	7,396	7,396	3,556	10,952
Small Business Administration	31	-	458	489	8,323	8,812
Taxi medallion	-	-	-	-	8,777	8,777
Commercial business and other	62	1	11,451	11,514	291,212	302,726
Total	$52,890	$7,187	$75,310	$135,387	$3,053,315	$3,188,702

The following table shows an age analysis of our recorded investment in loans at December 31, 2012:

(in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
	(in thousands)

Multi-family residential	$24,059	$4,828	$13,095	$41,982	$1,492,456	$1,534,438
Commercial real estate	9,764	3,622	15,639	29,025	486,413	515,438
One-to-four family - mixed-use property	21,012	3,368	16,554	40,934	596,419	637,353
One-to-four family - residential	3,407	2,010	13,602	19,019	179,949	198,968
Co-operative apartments	-	-	234	234	6,069	6,303
Construction loans	2,462	-	7,695	10,157	4,224	14,381
Small Business Administration	404	-	283	687	8,809	9,496
Taxi medallion	-	-	-	-	9,922	9,922
Commercial business and other	2	5	15,601	15,608	279,468	295,076
Total	$61,110	$13,833	$82,703	$157,646	$3,063,729	$3,221,375

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2013:

(in thousands)	Multi-family residential	Commercial real estate	One-to-four family - mixed-use property	One-to-four family - residential	Co-operative apartments	Construction loans	Small Business Administration	Taxi medallion	Commercial business and other	Total

Allowance for credit losses:
Beginning balance	$13,001	$5,705	$5,960	$1,999	$46	$66	$505	$7	$3,815	$31,104
Charge-off's	1,488	681	2,606	691	74	234	204	-	304	6,282
Recoveries	11	80	53	31	-	-	30	-	-	205
Provision	871	556	2,933	738	116	235	140	-	411	6,000
Ending balance	$12,395	$5,660	$6,340	$2,077	$88	$67	$471	$7	$3,922	$31,027
Ending balance: individually evaluated for impairment	$209	$320	$592	$60	$-	$37	$-	$-	$180	1,398
Ending balance: collectively evaluated for impairment	$12,186	$5,340	$5,748	$2,017	$88	$30	$471	$7	$3,742	$29,629

Financing Receivables:
Ending balance	$1,528,353	$507,932	$615,661	$197,268	$8,221	$10,952	$8,812	$8,777	$302,726	$3,188,702
Ending balance: individually evaluated for impairment	$26,094	$25,545	$18,762	$15,548	$267	$10,229	$505	$-	$18,613	$115,563
Ending balance: collectively evaluated for impairment	$1,502,259	$482,387	$596,899	$181,720	$7,954	$723	$8,307	$8,777	$284,113	$3,073,139

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows our recorded investment, unpaid principal balance and allocated allowance for loan losses, average recorded investment and interest income recognized for loans that were considered impaired at or for the three month period ended March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
With no related allowance recorded:
Mortgage loans:
Multi-family residential	$23,637	$26,895	$-	$21,695	$47
Commercial real estate	18,875	19,644	-	26,774	78
One-to-four family mixed-use property	15,175	17,537		19,115	63
One-to-four family residential	15,176	19,226	-	15,252	20
Co-operative apartments	267	403	-	252	2
Construction	7,835	12,488	-	9,217	-
Non-mortgage loans:			-
Small Business Administration	505	621	-	678	1
Taxi Medallion	-	-	-	-
Commercial Business and other	13,434	15,442	-	8,913	15
Total loans with no related allowance recorded	94,904	112,256	-	101,896	226

With an allowance recorded:
Mortgage loans:
Multi-family residential	2,457	2,458	209	2,190	36
Commercial real estate	6,670	6,736	320	7,222	69
One-to-four family mixed-use property	3,587	3,586	592	3,451	55
One-to-four family residential	372	372	60	373	4
Co-operative apartments	-	-	-	-
Construction	3,137	3,137	37	3,471	28
Non-mortgage loans:
Small Business Administration	-	-	-	-
Taxi Medallion	-	-	-	-
Commercial Business and other	4,436	4,436	180	3,488	52
Total loans with an allowance recorded	20,659	20,725	1,398	20,195	244

Total Impaired Loans:
Total mortgage loans	$97,188	$112,482	$1,218	$109,012	$402

Total non-mortgage loans	$18,375	$20,499	$180	$13,079	$68

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the recorded investment in loans designated as Criticized or Classified at March 31, 2013:

(In thousands)	Special Mention	Substandard (1)	Doubtful	Loss	Total

Multi-family residential	$11,153	$23,690	$-	$-	$34,843
Commercial real estate	8,600	25,545	-	-	34,145
One-to-four family - mixed-use property	11,813	17,039	-	-	28,852
One-to-four family - residential	2,842	15,176	-	-	18,018
Co-operative apartments	-	267	-	-	267
Construction loans	3,137	7,834	-	-	10,971
Small Business Administration	226	141	-	-	367
Commercial business and other	2,228	14,792	1,080	-	18,100
Total loans	$39,999	$104,484	$1,080	$-	$145,563

The following table sets forth the recorded investment in loans designated as Criticized or Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard (1)	Doubtful	Loss	Total

Multi-family residential	$16,345	$19,327	$-	$-	$35,672
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	24,635	-	-	37,739
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	$53,044	$116,633	$1,324	$-	$171,001

(1)	The tables above do not include $9.9 million and $5.3 million of Substandard loans held for sale at March 31, 2013 and December 31, 2012, respectively.

The following table shows the changes in the allowance for loan losses for the periods indicated:

	For the three months ended March 31
(In thousands)	2013	2012

Balance, beginning of period	$31,104	$30,344
Provision for loan losses	6,000	6,000
Charge-off's	(6,282)	(6,019)
Recoveries	205	293
Balance, end of period	$31,027	$30,618

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows net loan charge-offs for the periods indicated:

	Three Months Ended
(In thousands)	March 31, 2013	March 31, 2012
Multi-family residential	$1,477	$1,004
Commercial real estate	601	1,710
One-to-four family – mixed-use property	2,553	1,412
One-to-four family – residential	660	825
Co-operative apartments	74	42
Construction	234	234
Small Business Administration	174	104
Commercial business and other	304	395
Total net loan charge-offs	$6,077	$5,726

Commitments to extend credit (principally real estate mortgage loans) and lines of credit (principally home equity lines of credit and business line of credit) amounted to $54.7 million and $138.9 million, respectively, at March 31, 2013.

6.	Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value.

The following table shows our Loans held for sale for the periods indicated:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Number of loans	Carrying Value	Number of loans	Carrying Value

Multi-family residential	6	$2,892	4	$3,442
Commercial real estate	4	970	-	-
One-to-four family - mixed-use property	25	5,906	4	1,871
One-to-four family - residential	2	139	-	-

Total	37	$9,907	8	$5,313

The Company has implemented a strategy of selling certain delinquent and non-performing loans. Once the Company has decided to sell a loan, the sale usually closes in a short period of time, generally within the same quarter.  Loans designated held for sale are reclassified from loans held for investment to loans held for sale. Terms of sale include cash due upon the closing of the sale, no contingencies or recourse to the Company and servicing is released to the buyer.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2013
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	6	$4,612	$(109)	$6
Commercial real estate	2	1,115	(76)	-
One-to-four family - mixed-use property	6	2,373	(40)	(15)
Commercial business and other	2	66	(185)	-
Total	16	$8,166	$(410)	$(9)

The following table shows delinquent and non-performing loans sold during the period indicated:

	For the three months ended March 31, 2012
(Dollars in thousands)	Loans sold	Proceeds	Net charge-offs	Net gain (loss)

Multi-family residential	6	$3,968	$(181)	$-
Commercial real estate	3	1,678	(250)	-
One-to-four family - mixed-use property	4	1,280	(399)	-
Construction	3	2,540	(57)	-
Commercial business and other	1	215	(136)	-
Total	17	$9,681	$(1,023)	$-

7.	Other Real Estate Owned

The following are changes in Other Real Estate Owned (“OREO”) during the periods indicated:

	For the three months ended March 31,
	2013	2012
	(In thousands)

Balance at beginning of period	$5,278	$3,179
Acquisitions	679	1,293
Write-down of carrying value	(65)	(88)
Sales	(3,703)	(780)
Balance at end of period	$2,189	$3,604

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the gross gains, gross losses and write-downs of OREO reported in the Consolidated Statements of Income during the periods indicated:

	For the three months ended March 31,
	2013	2012
	(In thousands)

Gross gains	$201	$45
Gross losses	(23)	(110)
Write-down of carrying value	(65)	(88)
Total	$113	$(153)

8.	Stock-Based Compensation

For the three months ended March 31, 2013 and 2012, the Company’s net income, as reported, includes $2.0 million and $1.4 million, respectively, of stock-based compensation costs and $0.8 million and $0.6 million, respectively, of income tax benefits related to the stock-based compensation plans.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock price, the risk-free interest rate over the options’ expected term and the annual dividend yield. The Company uses the fair value of the common stock on the date of award to measure compensation cost for restricted stock unit awards. Compensation cost is recognized over the vesting period of the award using the straight line method. During the three months ended March 31, 2013 and 2012, the Company granted 230,675 and 230,675 restricted stock units, respectively.  There were no stock options granted during the three months ended March 31, 2013 and 2012.

The 2005 Omnibus Incentive Plan (“Omnibus Plan”) became effective on May 17, 2005 after approval by the stockholders. The Omnibus Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant a variety of equity compensation awards as well as long-term and annual cash incentive awards, all of which can be structured so as to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On May 17, 2011, stockholders of the Company approved an amendment to the Omnibus Plan authorizing an additional 625,000 shares for use for full value awards. As of March 31, 2013, there were 340,125 shares available for full value awards and 56,440 shares available for non-full value awards. To satisfy stock option exercises or fund restricted stock and restricted stock unit awards, shares are issued from treasury stock, if available, otherwise new shares are issued.  The Company will maintain separate pools of available shares for full value as opposed to non-full value awards, except that shares can be moved from the non-full value pool to the full value pool on a 3-for-1 basis. The exercise price per share of a stock option grant may not be less than the fair market value of the common stock of the Company, as defined in the Omnibus Plan, on the date of grant and may not be re-priced without the approval of the Company’s stockholders. Options, stock appreciation rights, restricted stock, restricted stock units and other stock based awards granted under the Omnibus Plan are generally subject to a minimum vesting period of three years with stock options having a 10-year contractual term. Other awards do not have a contractual term of expiration. Restricted stock unit awards include participants who have reached or are close to reaching retirement eligibility, at which time such awards fully vest. These amounts are included in stock-based compensation expense.

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s full value awards at or for the three months ended March 31, 2013:

Full Value Awards	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2012	318,051	$13.35
Granted	243,645	15.26
Vested	(175,486)	14.19
Forfeited	-	-
Non-vested at March 31, 2013	386,210	$14.18

Vested but unissued at March 31, 2013	232,395	$14.29

As of March 31, 2013, there was $5.0 million of total unrecognized compensation cost related to non-vested full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years.  The total fair value of awards vested for the three months ended March 31, 2013 and 2012 were $2.7 million and $1.9 million, respectively.  The vested but unissued full value awards consist of awards made to employees and directors who are eligible for retirement. According to the terms of the Omnibus Plan, these employees and directors have no risk of forfeiture.  These shares will be issued at the original contractual vesting dates.

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

The following table summarizes certain information regarding the non-full value awards, all of which have been granted as stock options, at or for the three months ended March 31, 2013:

Non-Full Value Awards	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value $(000) *

Outstanding at December 31, 2012	770,355	$15.92
Granted	-	-
Exercised	(52,320)	12.62
Forfeited	-	-
Outstanding at March 31, 2013	718,035	$16.16	2.8	$1,014
Exercisable shares at March 31, 2013	680,095	$16.34	2.7	$824
Vested but unexercisable shares at March 31, 2013	14,560	$13.29	5.6	$69

* The intrinsic value of a stock option is the difference between the market value of the underlying stock and the exercise price of the option.

As of March 31, 2013, there was $23,000 of total unrecognized compensation cost related to unvested non-full value awards granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years.  The vested but unexercisable non-full value awards were made to employees who are eligible for retirement. According to the terms of the Omnibus Plan, these employees have no risk of forfeiture.  These awards will be exercisable at the original contractual vesting dates.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash proceeds, fair value received, tax benefits and the intrinsic value related to stock options exercised during the three months ended March 31, 2013 and 2012 are provided in the following table:

	For the three months ended March 31,
(In thousands)	2013	2012
Proceeds from stock options exercised	$22	$244
Fair value of shares received upon exercised of stock options	637	548
Tax benefit related to stock options exercised	53	24
Intrinsic value of stock options exercised	174	114

Phantom Stock Plan: The Company maintains a non-qualified phantom stock plan as a supplement to its profit sharing plan for officers who have achieved the level of Senior Vice President and above and completed one year of service.  However, officers who had achieved at least the level of Vice President and completed one year of service prior to January 1, 2009 remain eligible to participate in the phantom stock plan.  Awards are made under this plan on certain compensation not eligible for awards made under the profit sharing plan, due to the terms of the profit sharing plan and the Internal Revenue Code. Employees receive awards under this plan proportionate to the amount they would have received under the profit sharing plan, but for limits imposed by the profit sharing plan and the Internal Revenue Code. The awards are made as cash awards, and then converted to common stock equivalents (phantom shares) at the then current market value of the Company’s common stock. Dividends are credited to each employee’s account in the form of additional phantom shares each time the Company pays a dividend on its common stock. In the event of a change of control (as defined in this plan), an employee’s interest is converted to a fixed dollar amount and deemed to be invested in the same manner as his or her interest in the Savings Bank’s non-qualified deferred compensation plan. Employees vest under this plan 20% per year for 5 years. Employees also become 100% vested upon a change of control. Employees receive their vested interest in this plan in the form of a cash lump sum payment or installments, as elected by the employee, after termination of employment. The Company adjusts its liability under this plan to the fair value of the shares at the end of each period.

The following table summarizes the Phantom Stock Plan at or for the three months ended March 31, 2013:

Phantom Stock Plan	Shares	Fair Value

Outstanding at December 31, 2012	50,067	$15.34
Granted	8,589	15.57
Forfeited	-	-
Distributions	(13)	15.84
Outstanding at March 31, 2013	58,643	$16.94
Vested at March 31, 2013	58,311	$16.94

The Company recorded stock-based compensation expense for the Phantom Stock Plan of $99,000 and $42,000 for the three months ended March 31, 2013 and 2012, respectively. The total fair value of the distributions from the Phantom Stock Plan was $1,000 for each of the three month periods ended March 31, 2013 and 2012, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

9.	Pension and Other Postretirement Benefit Plans

The following table sets forth information regarding the components of net expense for the pension and other postretirement benefit plans.

	Three months ended March 31,
(In thousands)	2013	2012

Employee Pension Plan:
Interest cost	$207	$220
Amortization of unrecognized loss	306	263
Expected return on plan assets	(315)	(310)
Net employee pension expense	$198	$173

Outside Director Pension Plan:
Service cost	$21	$20
Interest cost	24	28
Amortization of unrecognized gain	(9)	(7)
Amortization of past service liability	9	9
Net outside director pension expense	$45	$50

Other Postretirement Benefit Plans:
Service cost	$112	$100
Interest cost	55	54
Amortization of unrecognized loss	12	10
Amortization of past service credit	(20)	(21)
Net other postretirement expense	$159	$143

The Company previously disclosed in its Consolidated Financial Statements for the year ended December 31, 2012 that it expects to contribute $0.8 million to the Company’s Employee Pension Plan (the “Employee Pension Plan”) and $0.2 million to each of the Outside Director Pension Plan (the “Outside Director Pension Plan”) and the other post retirement benefit plans (the “Other Postretirement Benefit Plans”) during the year ending December 31, 2013. As of March 31, 2013, the Company has contributed $159,000 to the Employee Pension Plan, $22,000 to the Outside Director Pension Plan and $13,000 to the Other Postretirement Benefit Plans. As of March 31, 2013, the Company has not revised its expected contributions for the year ending December 31, 2012.

10.	Fair Value of Financial Instruments

The Company carries certain financial assets and financial liabilities at fair value in accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) and values those financial assets and financial liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 825 permits entities to choose to measure many financial instruments and certain other items at fair value. At March 31, 2013, the Company carried financial assets and financial liabilities under the fair value option with fair values of $47.9 million and $24.7 million, respectively. At December 31, 2012, the Company carried financial assets and financial liabilities under the fair value option with fair values of $54.5 million and $23.9 million, respectively. During the three months ended March 31, 2013 and 2012, the Company did not elect to carry any additional financial assets or financial liabilities under the fair value option. During the three months ended March 31, 2013, the Company sold financial assets carried under the fair value option totaling $4.4 million.  The Company did not sell any financial assets during the three months ended March 31, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the financial assets and financial liabilities reported at fair value under the fair value option, and the changes in fair value included in the Consolidated Statement of Income – Net gain (loss) from fair value adjustments, at or for the periods ended as indicated:

	Fair Value	Fair Value	Changes in Fair Values For Items Measured at Fair Value
	Measurements	Measurements	Pursuant to Election of the Fair Value Option
	at March 31,	at December 31,	Three Months Ended
(Dollars in thousands)	2013	2012	March 31, 2013	March 31, 2012

Mortgage-backed securities	$17,965	$24,911	$(362)	$(18)
Other securities	29,933	29,577	273	241
Borrowed funds	24,742	23,922	(819)	171
Net gain from fair value adjustments (1)			$(908)	$394

(1)
The net gain (loss) from fair value adjustments presented in the above table does not include net gains of $0.8 million and losses of $0.8 million for the three months ended March 31, 2013 and 2012, respectively, from the change in the fair value of interest rate caps / swaps.

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

The borrowed funds had a contractual principal amount of $61.9 million at March 31, 2013 and December 31, 2012.  The fair value of borrowed funds includes accrued interest payable of $0.4 million at March 31, 2013 and December 31, 2012.

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

Level 1 – where quoted market prices are available in an active market. The Company did not value any of its assets or liabilities that are carried at fair value on a recurring basis as Level 1 at March 31, 2013 and December 31, 2012.

Level 2 – when quoted market prices are not available, fair value is estimated using quoted market prices for similar financial instruments and adjusted for differences between the quoted instrument and the instrument being valued.  Fair value can also be estimated by using pricing models, or discounted cash flows.  Pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices and credit spreads.  In addition to observable market information, models also incorporate maturity and cash flow assumptions. At March 31, 2013 and December 31, 2012, Level 2 includes mortgage related securities, mutual funds, corporate debt and interest rate caps/swaps.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 – when there is limited activity or less transparency around inputs to the valuation, financial instruments are classified as Level 3.  At March 31, 2013 and December 31, 2012, Level 3 includes REMIC and CMO securities, municipal securities and trust preferred securities owned by and junior subordinated debentures issued by the Company.

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

The following table sets forth the assets and liabilities that are carried at fair value on a recurring basis and the method that was used to determine their fair value, at March 31, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2013	2012	2013	2012	2013	2012	2013	2012

Assets:
Mortgage-backed Securities	$-	$-	$740,940	$696,638	$23,761	$23,475	$764,701	$720,113
Other securities	-	-	218,788	213,374	16,805	16,079	235,593	229,453
Interest rate caps	-	-	16	19	-	-	16	19
Interest rate swaps	-	-	51	3	-	-	51	3
Total assets	$-	$-	$959,795	$910,034	$40,566	$39,554	$1,000,361	$949,588

Liabilities:
Liabilities:
Borrowings	$-	$-	$-	$-	$24,742	$23,922	$24,742	$23,922
Interest rate swaps	-	-	1,138	1,922	-	-	1,138	1,922
Total liabilities	$-	$-	$1,138	$1,922	$24,742	$23,922	$25,880	$25,844

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company's assets and liabilities that are carried at fair value on a recurring basis, classified within Level 3 of the valuation hierarchy for the period indicated:

	For the three months ended March 31, 2013
	REMIC and CMO	Municipals	Trust preferred securities	Junior subordinated debentures
	(In thousands)

Beginning balance	$23,475	$9,429	$6,650	$23,922
Transfer into Level 3	-	-	-	-
Net gain from fair value adjustment of financial assets	-	-	247	-
Net loss from fair value adjustment of financial liabilities	-	-	-	819
Increase in accrued interest payable	-	-	-	1
Change in unrealized gains (losses) included in other comprehensive income	286	(51)	530	-
Ending balance	$23,761	$9,378	$7,427	$24,742

Changes in unrealized held at period end	$286	$(51)	$530	$-

The following table presents the quantitative information about recurring Level 3 fair value of financial instruments and the fair value measurements as of March 31, 2013:

March 31, 2013	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

			Spread to index	2.4%	-	4.1%	(3.3%)
REMIC and CMO	$23,761	Discounted cash flows	Average Life (years)	4.4	-	7.6	(5.6)

Municipals	$9,378	Discounted cash flows	Discount rate	0.4%	-	4.0%	(3.6%)

			Discount rate	8.0%	-	16.9%	(11.9%)
			Prepayment assumptions	0%	-	73.0%	(45.6%)
Trust Preferred Securities	$7,427	Discounted cash flows	Defaults	0%	-	10.3%	(7.6%)

Liabilities:

Junior subordinated debentures	$24,742	Discounted cash flows	Discount rate	8.0%	-	8.0%	(8.0%)

The significant unobservable inputs used in the fair value measurement of the Company’s REMIC and CMO securities valued under Level 3 are the spread to an index and the average life of the security. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s municipal securities valued under Level 3 are the securities’ effective yield. Significant increases or decreases in the effective yield in isolation would result in a significantly lower or higher fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities valued under Level 3 are the securities’ prepayment assumptions and default rate. Significant increases or decreases in any of the inputs in isolation would result in a significantly lower or higher fair value measurement.

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

The following table sets forth the Company’s assets that are carried at fair value on a non-recurring basis and the method that was used to determine their fair value, at March 31, 2013 and December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)		Total carried at fair value on a recurring basis
	2013	2012	2013	2012	2013	2012	2013	2012

Assets:
Loans held for sale	$-	$-	$-	$-	$9,907	$5,313	$9,907	$5,313
Impaired loans	-	-	-	-	39,689	49,703	39,689	49,703
Other real estate owned	-	-	-	-	2,189	5,278	2,189	5,278
Total assets	$-	$-	$-	$-	$51,785	$60,294	$51,785	$60,294

The following table presents the quantitative information about non-recurring Level 3 fair value of financial instruments and the fair value measurements as of March 31, 2013:

March 31, 2013	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Assets:

Loans held for sale	$9,907	Fair value of collateral	Loss severity discount	3.8%	-	45.9%	(26.7%)
Impaired loans	$39,689	Fair value of collateral	Loss severity discount	0.2%	-	90.7%	(26.8%)
Other real estate owned	$2,189	Fair value of collateral	Loss severity discount	0.0%	-	80.7%	(25.3%)

The Company carries its Loans held for sale and OREO at the expected sales price less selling costs.

The Company carries its impaired collateral dependent loans at 85% of the appraised or internally estimated value of the underlying property.

The Company did not have any liabilities that were carried at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

The estimated fair value of each material class of financial instruments at March 31, 2013 and December 31, 2012 and the related methods and assumptions used to estimate fair value are as follows:

Cash and Due from Banks, Overnight Interest-Earning Deposits and Federal Funds Sold:

The fair values of financial instruments that are short-term or reprice frequently and have little or no risk are considered to have a fair value that approximates carrying value (Level 1).

FHLB-NY stock:

The fair value is based upon the par value of the stock which equals its carrying value (Level 2).

Securities Available for Sale:

The estimated fair values of securities available for sale are contained in Note 6 of the Notes to Consolidated Financial Statements. Fair value is based upon quoted market prices (Level 1 input), where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and adjusted for differences between the quoted instrument and the instrument being valued (Level 2 input). When there is limited activity or less transparency around inputs to the valuation, securities are valued using (Level 3 input).

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

For non-accruing loans, fair value is generally estimated by discounting management’s estimate of future cash flows with a discount rate commensurate with the risk associated with such assets or for collateral dependent loans 85% of the appraised or internally estimated value of the property (Level 3 input).

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

At March 31, 2013 and 2012, the fair values of the above financial instruments approximate the recorded amounts of the related fees and were not considered to be material.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at March 31, 2013:

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$46,046	$46,046	$46,046	$-	$-
Mortgage-backed Securities	764,701	764,701	-	740,940	23,761
Other securities	235,593	235,593	-	218,788	16,805
Loans held for sale	9,907	9,907	-	-	9,907
Loans	3,201,197	3,365,486	-	-	3,365,486
FHLB-NY stock	38,686	38,686	-	38,686	-
Interest rate caps	16	16	-	16	-
Interest rate swaps	51	51	-	51	-
OREO	2,189	2,189	-	-	2,189
Total assets	$4,298,386	$4,462,675	$46,046	$998,481	$3,418,148

Liabilities:
Deposits	$3,106,652	3,141,268	$1,905,746	$1,235,522	$-
Borrowings	868,364	905,984	-	882,062	23,922
Interest rate swaps	1,138	1,138	-	1,138	-
Total liabilities	$3,976,154	$4,048,390	$1,905,746	$2,118,722	$23,922

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the carrying amounts and estimated fair values of selected financial instruments based on the assumptions described above used by the Company in estimating fair value at December 31, 2012:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Assets:

Cash and due from banks	$40,425	$40,425	$40,425	$-	$-
Mortgage-backed Securities	720,113	720,113	-	696,638	23,475
Other securities	229,453	229,453	-	213,374	16,079
Loans held for sale	5,313	5,313	-	-	5,313
Loans	3,234,121	3,416,313	-	-	3,416,313
FHLB-NY stock	42,337	42,337	-	42,337	-
Interest rate caps	19	19	-	19	-
Interest rate swaps	3	3	-	3	-
OREO	5,278	5,278	-	-	5,278
Total assets	$4,277,062	$4,459,254	$40,425	$952,371	$3,466,458

Liabilities:
Deposits	$3,015,193	3,057,152	$1,761,964	$1,295,188	$-
Borrowings	948,405	992,069	-	968,147	23,922
Interest rate swaps	1,922	1,922	-	1,922	-
Total liabilities	$3,965,520	$4,051,143	$1,761,964	$2,265,257	$23,922

11.	Derivative Financial Instruments

At March 31, 2013 and December 31, 2012, the Company’s derivative financial instruments consist of purchased options and swaps. The purchased options are used to mitigate the Company’s exposure to rising interest rates on its financial liabilities without stated maturities. The Company’s swaps are used to mitigate the Company’s exposure to rising interest rates on a portion ($18.0 million) of its floating rate junior subordinated debentures that have a contractual value of $61.9 million. Additionally, the Company at times may use swaps to mitigate the Company’s exposure to rising interest rates on its fixed rate loans.

At March 31, 2013, derivatives with a combined notional amount of $118.0 million are not designated as hedges and a derivative with a notional amount of $4.3 million is designated as a fair value hedge. Changes in the fair value of the derivatives not designated as hedges are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.  The portions of the changes in the fair value of the derivative designated as a fair value hedge which is considered ineffective are reflected in “Net loss from fair value adjustments” in the Consolidated Statements of Income.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2013:

	March 31, 2013
	Notional Amount	Purchase Price	Net Carrying Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$16
Interest rate swaps (non-hedge)	18,000	-	(1,138)
Interest rate swaps (hedge)	4,280	-	51
Total derivatives	$122,280	$9,035	$(1,071)

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2012:

	December 31, 2012
	Notional Amount	Purchase Price	Net Carrying Value
	(In thousands)

Interest rate caps (non-hedge)	$100,000	$9,035	$19
Interest rate swaps (non-hedge)	18,000	-	(1,922)
Interest rate swaps (hedge)	4,300	-	3
Total derivatives	$122,300	$9,035	$(1,900)

(1)
Derivatives in a net positive position are recorded as “Other assets” and derivatives in a net negative position are recorded as “Other liabilities” in the Consolidated Statements of Financial Condition.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income for the periods indicated:

	For the three months ended March 31,
(In thousands)	2013	2012

Financial Derivatives:
Interest rate caps	$(3)	$(337)
Interest rate swaps	788	(1,927)
Net Gain (loss) (1)	$785	$(2,264)

(1)	Net gains and (losses) are recorded as part of “Net loss from fair value adjustments” in the Consolidated Statements of Income.

12.	Income Taxes

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

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Income tax provisions are summarized as follows:

	For the three months ended March 31,
(In thousands)	2013	2012
Federal:
Current	$2,834	$3,132
Deferred	627	492
Total federal tax provision	3,461	3,624
State and Local:
Current	581	713
Deferred	277	221
Total state and local tax provision	858	934

Total income tax provision	$4,319	$4,558

The income tax provision in the Consolidated Statements of Income has been provided at effective rates of 39.0% for the three months ended March 31, 2013 and 2012.

The effective rates differ from the statutory federal income tax rate as follows:

	For the three months ended March 31,
(dollars in thousands)	2013		2012

Taxes at federal statutory rate	$3,876	35.0%	$4,090	35.0%
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal income tax benefit	558	5.0	607	5.2
Other	(115)	(1.0)	(139)	(1.2)
Taxes at effective rate	$4,319	39.0%	$4,558	39.0%

The Company has recorded a deferred tax asset of $33.3 million at March 31, 2013, which is included in “Other assets” in the Consolidated Statements of Financial Condition. This represents the anticipated net federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. The Company has reported taxable income for federal, state, and local tax purposes in each of the past three fiscal years. In management’s opinion, in view of the Company’s previous, current and projected future earnings trend, the probability that some of the Company’s $31.9 million deferred tax liability can be used to offset a portion of the deferred tax asset, as well as certain tax planning strategies, it is more likely than not that the deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the deferred tax asset at March 31, 2013.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

13.	Accumulated Other Comprehensive Income:

The following table sets forth the changes in accumulated other comprehensive income by component for the three months ended March 31, 2013:

	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
	(In thousands)
Beginning balance, net of tax	$18,921	$(6,784)	$12,137
Other comprehensive income before reclassifications, net of tax	(2,594)	-	$(2,594)

Amounts reclassified from accumulated other comprehensive income, net of tax	(1,609)	168	(1,441)

Net current period other comprehensive income, net of tax	(4,203)	168	(4,035)

Ending balance, net of tax	$14,718	$(6,616)	$8,102

The following table sets forth significant amounts reclassified out of accumulated other comprehensive income by component for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains losses on available for sale securities:	$2,858		Net gain on sale of securities
	(1,249)		Tax expense
	$1,609		Net of tax

Amortization of defined benefit pension items:
Actuarial losses	$(309)	(1)	Other expense
Prior service credits	11	(1)	Other expense
	(298)		Total before tax
	130		Tax benefit
	$(168)		Net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost (See Note 9 of the Notes to Consolidated Financial Statements “Pension and Other Postretirement Benefit Plans.”

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

At March 31, 2013, the Bank exceeded each of the three capital requirements and is categorized as “well-capitalized” under the prompt corrective action regulations.  Set forth below is a summary of the Bank’s compliance:

(Dollars in thousands)	Amount	Percent of Assets

Tier I (leverage) capital:
Capital level	$427,849	9.78%
Requirement to be well capitalized	218,655	5.00
Excess	209,194	4.78

Tier I risk-based capital:
Capital level	$427,849	14.33%
Requirement to be well capitalized	179,162	6.00
Excess	248,687	8.33

Total risk-based capital:
Capital level	$458,876	15.37%
Requirement to be well capitalized	298,603	10.00
Excess	160,273	5.37

As a result of its conversion to a bank holding company on February 28, 2013, the Holding Company became subject to the same regulatory capital requirements as the Bank. At March 31, 2013, the Holding Company’s Tier I (leverage) capital, Tier I risk-based capital and Total risk-based capital was 10.16%, 14.89%, and 15.93%, respectively.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

15.	New Authoritative Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition. See Note 13 of the Notes to Consolidated Financial Statements “Accumulated Other Comprehensive Income.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report should be read in conjunction with the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, please read this section in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements contained herein.

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

Statements contained in this Quarterly Report relating to plans, strategies, objectives, economic performance and trends, projections of results of specific activities or investments and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking information is inherently subject to risks and uncertainties and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed elsewhere in this Quarterly Report and in other documents filed by us with the Securities and Exchange Commission from time to time, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue” or similar terms or the negative of these terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements.

Executive Summary

We are a Delaware corporation organized in May 1994. The Savings Bank was organized in 1929 as a New York State-chartered mutual savings bank. In 1994, the Savings Bank converted to a federally chartered mutual savings bank and changed its name from Flushing Savings Bank to Flushing Savings Bank, FSB. The Savings Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank on November 21, 1995, at which time Flushing Financial Corporation acquired all of the stock of the Savings Bank. On February 28, 2013, in the Merger, the Savings Bank merged with and into the Commercial Bank, with the Commercial Bank as the surviving entity. Pursuant to the Merger, the Commercial Bank’s charter was changed to a full-service New York State chartered commercial bank, and its name was changed to Flushing Bank. On July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Savings Bank’s primary regulator became the Office of the Comptroller of the Currency and Flushing Financial Corporation’s primary regulator became the Federal Reserve Board of Governors. Upon completion of the Merger, the Bank’s primary regulator became the New York State Department of Financial Services (formerly, the New York State Banking Department), and its primary federal regulator became the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured to the maximum allowable amount by the FDIC. Additionally, the Bank is a member of the Federal Home Loan Bank system. Also in connection with the Merger, Flushing Financial Corporation became a bank holding company. We do not anticipate any significant changes to our operations or services as a result of the Merger. The primary business of Flushing Financial Corporation has been the operation of the Bank. The Bank owns three subsidiaries: Flushing Preferred Funding Corporation, Flushing Service Corporation, and FSB Properties Inc. In November 2006, the Bank launched an internet branch, iGObanking.com®. The activities of Flushing Financial Corporation are primarily funded by dividends, if any, received from the Bank, issuances of junior subordinated debt, and issuances of equity securities. Flushing Financial Corporation’s common stock is traded on the NASDAQ Global Select Market under the symbol “FFIC.”

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
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our strategy is to continue our focus on being an institution serving consumers, businesses, and governmental units in our local markets. In furtherance of this objective, we intend to:

•	continue our emphasis on the origination of multi-family residential mortgage loans;

•	continue our transition to a ‘commercial’ banking institution;

•	increase our commitment to the multi-cultural marketplace, with a particular focus on the Asian community in Queens;

•	maintain asset quality;

•	manage deposit growth and maintain a low cost of funds through

▪	business banking deposits,
▪	municipal deposits through government banking, and
▪	new customer relationships via iGObanking.com®;

•	cross sell to lending and deposit customers;

•	take advantage of market disruptions to attract talent and customers from competitors;

•	manage interest rate risk and capital; and

•	manage enterprise-wide risk.

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

We carry a portion of our financial assets and financial liabilities at fair value and record changes in their fair value through earnings in non-interest income on our Consolidated Statements of Income and Comprehensive Income. A description of the financial assets and financial liabilities that are carried at fair value through earnings can be found in Note 10 of the Notes to the Consolidated Financial Statements.

During the three months ended March 31, 2013, the Bank sold $68.5 million of mortgage-backed securities realizing a gain of $2.9 million, and prepaid $69.9 million of FHLB-NY advances scheduled to mature in 2014 and incurred a prepayment penalty of $2.6 million. Based on market prepayment assumptions, the mortgage-backed securities sold were yielding 1.96% while the advances prepaid were costing 3.21%. The mortgage-backed securities were replaced with securities yielding approximately 2.00% and were funded by a mixture of new FHLB-NY advances and deposits costing approximately 0.75%. This restructuring is expected to increase net interest income in future periods.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Additionally, during the three months ended March 31, 2013, the Bank continued to take an aggressive approach to reduce the level of non-performing loans.  The Bank sold 16 non-performing loans for proceeds totaling $8.2 million, with charge-offs recorded at the time of sale totaling $0.4 million.  Additionally, the Bank has agreed to sell 34 non-performing loans for total proceeds of $7.7 million, and recorded $3.2 million in charge-offs. The sale of 30 of these loans, with net proceeds of $7.2 million, was completed in April.  These loans are reported as Loans held for sale in our consolidated financial statements.

We continue to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the three months ended March 31, 2013 had an average loan-to-value ratio of 37.3% and an average debt coverage ratio of 265%.

Non-performing loans decreased by $2.3 million, or 3%, to $87.6 million, and are at their lowest level since the fourth quarter of 2009. Loans delinquent over 30 days decreased $18.3 million, or 11%, during the first quarter of 2013, and are at their lowest level since the second quarter of 2009. Loans delinquent over 90 days decreased $3.4 million, or 4%, and are at their lowest level since the first quarter of 2010. Classified and criticized loans continued their improving trend that began over a year ago, which resulted in a 16% reduction in these categories in the first quarter of 2013, and a 40% reduction since their peak level at June 30, 2011.

Charge-offs during the three months ended March 31, 2013 were primarily due to sales of delinquent loans and the transfer of loans to Loans held for sale. The net charge-offs totaled $3.7 million. Additional charge-offs were recorded as we continued our program of obtaining updated appraisals, and recording charge-offs based on these up-to-date values as opposed to adding to the allowance for loan losses. These charge-offs totaled $1.8 million. As a result, we do not carry any non-performing assets at more than 85% of their current appraised value. This process has insured that we have kept pace with changing values in the real estate market. The average loan-to-value ratio for our non-performing loans, based upon current appraisals, was 54.3% at the end of the quarter.

Our net interest margin for the three months ended March 31, 2013 was 3.29%. Excluding the prepayment penalty incurred as a result of prepaying the FHLB-NY advances, our net interest margin would have been 3.54%, a decrease of six basis points from 3.60% in the fourth quarter of 2012, and a decrease of 14 basis points from 3.68% in the first quarter of 2012.  Excluding prepayment penalty income received on loans and prepayment penalty incurred on borrowings, our net interest margin for the first quarter of 2013 was 3.44%, a decrease of three basis points from 3.47% for the fourth quarter of 2012. While we saw a decrease in our funding costs of 13 basis points for the quarter, excluding the prepayment penalty on advances, the yield on interest-earning assets decreased 15 basis points, excluding prepayment penalty income on loans. In the current interest rate environment, new loans and securities are added at rates well below our portfolio average yield, and higher yielding loans and securities are prepaid.  We also continued to experience higher than average activity in loans refinancing during the first quarter of 2013, which further reduced the yield on our loan portfolio.

The Bank continues to be well-capitalized under regulatory requirements, with Core, Tier 1 risk-based and Total risk-based capital ratios of 9.78%, 14.33% and 15.37%, respectively, at March 31, 2013. The Company is also subject to the same regulatory requirements.  At March 31, 2013, the Company’s capital ratios for Core, Tier 1 risk-based and Total risk-based capital ratios were 10.16%, 14.89% and 15.93%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

General.  Net income for the three months ended March 31, 2013 was $6.8 million, a decrease of $0.4 million, or 5.2%, compared to $7.1 million for the three months ended March 31, 2012.  Diluted earnings per common share were $0.22 for the three months ended March 31, 2013, a decrease of $0.01, or 4.4%, from $0.23 for the three months ended March 31, 2012.

Return on average equity was 6.1% for the three months ended March 31, 2013 compared to 6.8% for the three months ended March 31, 2012. Return on average assets was 0.6% for the three months ended March 31, 2013 compared to 0.7% for the three months ended March 31, 2012.

Interest Income. Total interest and dividend income decreased $4.3 million, or 8.0%, to $50.1 million for the three months ended March 31, 2013 from $54.4 million for the three months ended March 31, 2012. The decrease in interest income was attributable to a 54 basis point decline in the yield of interest-earning assets to 4.82% for the three months ended March 31, 2013 from 5.36% in the comparable prior year period partially offset by an increase of $92.6 million in the average balance of interest-earning assets to $4,154.9 million for the three months ended March 31, 2013 from $4,062.3 million for the comparable prior year period.   The 54 basis point decline in the yield of interest-earning assets was primarily due to a 44 basis point reduction in the yield of the loan portfolio to 5.39% for the three months ended March 31, 2013 from 5.83% for the three months ended March 31, 2012, combined with a 74 basis point decline in the yield on total securities to 3.07% for the three months ended March 31, 2013 from 3.81% for the comparable prior year period. In addition, the yield of interest-earning assets was negatively impacted by a $7.2 million decrease in the average balance of the higher yielding loan portfolio and an $105.8 million increase in the average balances of the lower yielding securities portfolio for the three months ended March 31, 2013 as compared to the comparable prior year period, which has a lower yield than the yield of total interest-earning assets. These factors that reduced the yield were partially offset by a $6.0 million decrease in the average balance of lower yielding interest-earning deposits to $39.0 million for the three months ended March 31, 2013 from $45.0 million for the comparable prior year period. The 44 basis point decrease in the loan portfolio was primarily due to the decline in the rates earned on new loan originations. The yield on the mortgage loan portfolio, excluding prepayment penalty income, decreased 42 basis points to 5.26% for the three months ended March 31, 2013 from 5.70% for the three months ended March 31, 2012. The 74 basis point decrease in the securities portfolio yield was primarily due to the purchase of new securities at lower yields than the existing portfolio.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense.  Interest expense decreased $1.1 million, or 6.6%, to $15.9 million for the three months ended March 31, 2013 from $17.1 million for the three months ended March 31, 2012. The decrease in interest expense was due to the reduction in the cost of interest-bearing liabilities, which decreased 15 basis points to 1.68% for the three months ended March 31, 2013 from 1.83% for the comparable prior year period. The 15 basis point decrease in the cost of interest-bearing liabilities was primarily due to a decline in the cost of total deposits and borrowed funds of 28 basis points and 25 basis points, respectively, partially offset by a shift in deposit concentrations as lower costing total deposits average balance decreased $165.0 million during the three months ended March 31, 2013, while the average balance of higher costing borrowed funds increased $229.4 million during the same period.    The 28 basis point reduction in the cost of total deposits was primarily due to the Bank reducing the rates it pays on its deposit products. The cost of certificates of deposit, money market accounts, savings accounts and NOW accounts decreased 25 basis points, 19 basis points, eight basis points and 14 basis points, respectively, for the three months ended March 31, 2013 from the comparable prior year period.  The decline in the cost of borrowed funds was primarily due to the prepayment of $68.5 million in FHLB-NY advances during the three months ended March 31, 2013 at an average cost of 3.21% which was scheduled to mature in 2014 and replacing those borrowings with new long-term advances costing 0.75%, partially offset by a $2.6 million prepayment penalty incurred on the transaction.

Net Interest Income.  For the three months ended March 31, 2013, net interest income was $34.1 million, a decrease of $3.2 million, or 8.6%, from $37.3 million for the three months ended March 31, 2012. The decrease in net interest income was primarily attributable to a 39 basis point decrease in the net-interest spread to 3.14% for the three months ended March 31, 2013 from 3.53% for the three months ended March 31, 2012, partially offset by an increase of $92.6 million in the average balance of interest-earning assets to $4,154.9 million for the three months ended March 31, 2013 from $4,062.3 million for the comparable prior year period.  The yield on interest-earning assets decreased 54 basis points to 4.82% for the three months ended March 31, 2013 from 5.36% for the three months ended March 31, 2012. The cost of funds decreased 15 basis points to 1.68% for the three months ended March 31, 2013 from 1.83% for the comparable prior year period. The net interest margin declined 39 basis points to 3.29% for the three months ended March 31, 2013 from 3.68% for the three months ended March 31, 2012. Excluding prepayment penalty income on loans and prepayment penalties on borrowings, the net interest margin would have been 3.44% for the three months ended March 31, 2013, a 13 basis point decrease from 3.57 for the comparable prior year period.

Provision for Loan Losses.  A provision for loan losses of $6.0 million was recorded for the three months ended March 31, 2013, which was the same as that recorded for the three months ended March 31, 2012.  During the three months ended March 31, 2013, non-performing loans decreased $2.3 million to $87.6 million from $89.8 million at December 31, 2012. Net charge-offs for the three months ended March 31, 2013 totaled $6.1 million. The current average loan-to-value ratio for our non-performing loans collateralized by real estate was 54.3% at March 31, 2013. When we have obtained properties through foreclosure, we have been able to quickly sell the properties at amounts that approximate book value. We anticipate that we will continue to see low loss content in our loan portfolio. The Bank continues to maintain conservative underwriting standards. However, given the charge-offs recorded in the first quarter of 2013 and the current economic uncertainties, management, as a result of the regular quarterly analysis of the allowance for loans losses, deemed it necessary to record a $6.0 million provision for possible loan losses in the first quarter of 2013.See “-ALLOWANCE FOR LOAN LOSSES.”

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Interest Income.  Non-interest income for the three months ended March 31, 2013 was $5.3 million, an increase of $3.5 million from $1.9 million for the three months ended March 31, 2012.  The increase in non-interest income was primarily due to the $2.9 million gain from the sale of mortgage-backed securities during the three months ended March 31, 2012, as part of the balance sheet restructuring previously discussed.  Additionally, non-interest income improved due to a $0.3 million decrease in net losses from fair value adjustments and $0.1 million increases in both BOLI and FHLB-NY stock dividends from the comparable prior year period.

Non-Interest Expense. Non-interest expense was $22.4 million for the three months ended March 31, 2013, an increase of $0.9 million, or 4.1%, from $21.5 million for the three months ended March 31, 2012. The increase was primarily due to an increase of $1.2 million in salaries and benefits expense which was primarily due to increases in stock based compensation expense and employee benefits expense, partially offset by decreases of $0.1 million in both occupancy and equipment expense and professional services from the comparable prior year period. The first quarter of each year includes the effect of grants of annual restricted stock unit awards. GAAP requires a significant portion of these awards to be expensed at the time of grant. Included in Salaries and benefits expense is $0.7 million and $0.3 million for these awards in the three months ended March 31, 2013 and 2012, respectively, for accelerated expensing. Other expense includes $0.8 million and $0.7 million for these awards in the three months ended March 31, 2013 and 2012, respectively, for accelerated expensing. The increase in the current period accelerated expense as compared to the prior year period is due to the increase in the Company’s stock price and additional employees whose grants are required to be fully expensed on grant date. Since this accelerated expense for the annual restricted stock unit awards occurs in the first quarter, subsequent quarters of 2013 should have a lower level of non-interest expense.

Income before Income Taxes.  Income before the provision for income taxes decreased $0.6 million, or 5.2%, to $11.1 million for the three months ended March 31, 2012 from $11.7 million for the three months ended March 31, 2012 for the reasons discussed above.

Provision for Income Taxes.  Income tax expense decreased $0.2 million to $4.3 million for the three months ended March 31, 2013 from $4.6 million for the three months ended March 31, 2012. The effective tax rate was 39.0% for the three months ended March 31, 2013 and 2012.

FINANCIAL CONDITION

Assets.  Total assets at March 31, 2013 were $4,476.5 million, an increase of $25.1 million, or 0.6%, from $4,451.4 million at December 31, 2012. Total loans, net decreased $32.8 million, during the three months ended March 31, 2013 to $3,170.2 million from $3,203.0 million at December 31, 2012. Loan originations and purchases were $121.4 million for the three months ended March 31, 2013, an increase of $2.8 million from $118.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we continued to focus on the origination of multi-family properties and business loans with a full relationship.   Loan applications in process have continued to show improvement, totaling $360.4 million at March 31, 2013 compared to $211.4 million at December 31, 2012 and $258.4 million at March 31, 2012.

PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows loan originations and purchases for the periods indicated:

	For the three months
	ended March 31,
(In thousands)	2013	2012
Multi-family residential	$42,925	$61,903
Commercial real estate (1)	6,986	3,424
One-to-four family – mixed-use property	4,390	5,115
One-to-four family – residential	6,510	5,805
Co-operative apartments	2,067	-
Construction	-	-
Small Business Administration	168	266
Taxi medallion (2)	-	3,464
Commercial business and other	58,340	38,636
Total	$121,386	$118,613

 (1) Includes purchases of $0.5 million for the three months ended March 31, 2013.
 (2)  Includes purchases of $3.5 million for the three months ended March 31, 2012.

The Bank continues to maintain conservative underwriting standards that include, among other things, a loan-to-value ratio of 75% or less and a debt coverage ratio of at least 125%. Multi-family residential, commercial real estate and one-to-four family mixed-use property mortgage loans originated during the first quarter of 2013 had an average loan-to-value ratio of 37.3% and an average debt coverage ratio of 265%.

The Bank’s non-performing assets totaled $93.6 million at March 31, 2013, a decrease of $4.9 million from $98.5 million at December 31, 2012. Total non-performing assets as a percentage of total assets were 2.09% at March 31, 2013 compared to 2.21% at December 31, 2012. The ratio of allowance for loan losses to total non-performing loans was 35% at March 31, 2013 and December 31, 2012.   See – “TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS.”

During the three months ended March 31, 2013, mortgage-backed securities increased $44.6 million, or 6.2%, to $764.7 million from $720.1 million at December 31, 2012. The increase in mortgage-backed securities during the three months ended March 31, 2013 was primarily due to purchases of $158.0 million, partially offset by sales and repayments of $68.5 million and $36.2 million, respectively. During the three months ended March 31, 2013, other securities increased $6.1 million, or 2.7%, to $235.6 million from $229.5 million at December 31, 2012. The increase in other securities during the three months ended March 31, 2013 was primarily due to purchases of $27.3 million, partially offset by $20.3 million in calls. Other securities primarily consist of securities issued by government agencies, mutual or bond funds that invest in government and government agency securities and corporate bonds.

Liabilities.  Total liabilities were $4,032.6 million at March 31, 2013, an increase of $23.6 million, or 0.6%, from $4,009.1 million at December 31, 2012. During the three months ended March 31, 2013, due to depositors increased $91.5 million, or 3.0%, to $3,106.7 million, as a result of a $143.8 million increase in core deposits partially offset by a $52.3 million decrease in certificates of deposit. Borrowed funds decreased $80.0 million during the three months ended March 31, 2013 primarily due to the $91.5 increase in due to depositors.

Equity. Total stockholders’ equity increased $1.5 million, or 0.3%, to $443.9 million at March 31, 2013 from $442.4 million at December 31, 2012. Stockholders’ equity increased primarily due to net income of $6.8 million for the three months ended March 31, 2013, and $1.5 million due to the issuance of shares from the annual funding of certain employee retirement plans through the release of common shares from the Employee Benefit Trust. These increases were partially offset by the declaration and payment of dividends on the Company’s common stock of $4.01 million, the purchase of 18,560 treasury shares at a cost of $0.3 million and a decrease in other comprehensive income of $4.0 million primarily due to a decrease in the fair value of the securities portfolio. Book value per common share was $14.39 at March 31, 2013 and December 31, 2012. Tangible book value per common share was $13.87 at March 31, 2013 and December 31, 2012.

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock. During the three months ended March 31, 2013, the Company repurchased 18,560 shares of the Company’s common stock at an average cost of $16.24 per share. At March 31, 2013, 367,402 shares remain to be repurchased under the current stock repurchase program. Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions, subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cash flow.  During the three months ended March 31, 2013, funds provided by the Company's operating activities amounted to $20.1 million. These funds were utilized to fund net investing activities of $19.9 million. The Company's primary business objective is the origination and purchase of one-to-four family (including mixed-use properties), multi-family residential and commercial real estate mortgage loans and commercial, business and SBA loans. During the three months ended March 31, 2013, the net total of loan originations and purchases less loan repayments and sales was a $12.1 million inflow of cash. During the three months ended March 31, 2013, the Company also funded $171.0 million in purchases of securities available for sale and repaid $121.5 million in short-term borrowed funds.  During the three months ended March 31, 2013, funds were provided by a net increase of $40.4 million in long-term borrowed funds.  Additionally, funds were provided by $133.9 million in proceeds from maturities, sales, calls and prepayments of securities available for sale and $91.2 million from a net increase in deposits. The Company also used funds of $4.0 million and $1.0 million for dividend payments and purchases of treasury stock, respectively, during the three months ended March 31, 2013.

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

The Company manages the mix of interest-earning assets and interest-bearing liabilities on a continuous basis to maximize return and adjust its exposure to interest rate risk. On a quarterly basis, management prepares the “Earnings and Economic Exposure to Changes in Interest Rate” report for review by the Board of Directors, as summarized below.  This report quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The Company’s regulators currently place focus on the net portfolio value, focusing on a rate shock up or down of 200 basis points.  Net portfolio value is defined as the market value of assets net of the market value of liabilities. The market value of assets and liabilities is determined using a discounted cash flow calculation.  The net portfolio value ratio is the ratio of the net portfolio value to the market value of assets.  All changes in income and value are measured as percentage changes from the projected net interest income and net portfolio value at the base interest rate scenario.  The base interest rate scenario assumes interest rates at March 31, 2013.  Various estimates regarding prepayment assumptions are made at each level of rate shock. However, prepayment penalty income is excluded from this analysis. Actual results could differ significantly from these estimates.  At March 31, 2013, the Company was within the guidelines set forth by the Board of Directors for each interest rate level.

The following table presents the Company’s interest rate shock as of March 31, 2013:

	Projected Percentage Change In
	Net Interest	Net Portfolio	Net Portfolio
Change in Interest Rate	Income	Value	Value Ratio
-200 Basis points	-2.89%	9.70%	14.37%
-100 Basis points	-0.82	6.12	14.08
Base interest rate	0.00	0.00	13.59
+100 Basis points	-2.64	-10.73	12.53
+200 Basis points	-5.86	-21.39	11.39

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

AVERAGE BALANCES

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.  The following table sets forth certain information relating to the Company’s Consolidated Statements of Financial Condition and Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from average daily balances.  The yields include amortization of fees which are considered adjustments to yields.

	For the three months ended March 31,
	2013				2012
	Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost
Assets
Interest-earning assets:
Mortgage loans, net (1)	$2,882,021	39,747	5.52%		$2,906,820	43,197	5.94%
Other loans, net (1)	304,704	3,193	4.19		287,147	3,363	4.68
Total loans, net	3,186,725	42,940	5.39		3,193,967	46,560	5.83
Mortgage-backed securities	708,977	5,721	3.23		706,576	7,013	3.97
Other securities	220,181	1,408	2.56		116,757	825	2.83
Total securities	929,158	7,129	3.07		823,333	7,838	3.81
Interest-earning deposits and
federal funds sold	38,975	17	0.17		44,969	17	0.15
Total interest-earning assets	4,154,858	50,086	4.82		4,062,269	54,415	5.36
Other assets	271,809				235,056
Total assets	$4,426,667				$4,297,325

Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Savings accounts	$284,982	135	0.19		$339,059	228	0.27
NOW accounts	1,184,758	1,582	0.53		980,775	1,650	0.67
Money market accounts	143,405	54	0.15		195,102	164	0.34
Certificate of deposit accounts	1,227,033	6,511	2.12		1,494,154	8,857	2.37
Total due to depositors	2,840,178	8,282	1.17		3,009,090	10,899	1.45
Mortgagors' escrow accounts	42,139	9	0.09		38,238	11	0.12
Total deposits	2,882,317	8,291	1.15		3,047,328	10,910	1.43
Borrowed funds	913,298	7,649	3.35		683,917	6,160	3.60
Total interest-bearing liabilities	3,795,615	15,940	1.68		3,731,245	17,070	1.83
Non interest-bearing deposits	148,357				114,489
Other liabilities	41,245				32,109
Total liabilities	3,985,217				3,877,843
Equity	441,450				419,482
Total liabilities and equity	$4,426,667				$4,297,325

Net interest income /
net interest rate spread		$34,146	3.14%			$37,345	3.53%

Net interest-earning assets /
net interest margin	$359,243		3.29%		$331,024		3.68%

Ratio of interest-earning assets to
interest-bearing liabilities			1.09	X			1.09	X

(1)
Loan interest income includes loan fee income (which includes net amortization of deferred fees and costs, late charges, and prepayment penalties) of approximately $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

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

	For the three months ended March 31,
(In thousands)	2013	2012

Mortgage Loans

At beginning of period	$2,906,881	$2,939,012

Mortgage loans originated:
Multi-family residential	42,925	61,903
Commercial real estate	6,534	3,424
One-to-four family – mixed-use property	4,390	5,115
One-to-four family – residential	6,510	5,805
Co-operative apartments	2,067	-
Construction	-	-
Total mortgage loans originated	62,426	76,247

Mortgage loans purchased:
Commercial real estate	452	-
Total mortgage loans purchased	452	-

Less:
Principal and other reductions	96,853	86,859
Sales	4,519	8,842

At end of period	$2,868,387	$2,919,558

Commercial Business and Other Loans

At beginning of period	$314,494	$274,981

Other loans originated:
Small Business Administration	168	266
Taxi medallion	-	8
Commercial business	57,139	37,936
Other	1,201	700
Total other loans originated	58,508	38,910

Other loans purchased:
Taxi medallion	-	3,456
Total other loans purchased	-	3,456

Less:
Principal and other reductions	52,687	22,403
Sales	-	214

At end of period	$320,315	$294,730

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
TROUBLED DEBT RESTRUCUTURED AND NON-PERFORMING ASSETS

Management continues to adhere to the Bank’s conservative underwriting standards. The majority of the Bank’s non-performing loans are collateralized by residential income producing properties that are occupied, thereby retaining more of their value and reducing the potential loss. The Bank takes a proactive approach to managing delinquent loans, including conducting site examinations and encouraging borrowers to meet with a Bank representative. The Bank has been developing short-term payment plans that enable certain borrowers to bring their loans current. The Bank reviews its delinquencies on a loan by loan basis and continually explores ways to help borrowers meet their obligations and return them back to current status. At times, the Bank may restructure a loan to enable a borrower to continue making payments when it is deemed to be in the best long-term interest of the Bank. This restructure may include making concessions to the borrower that the Bank would not make in the normal course of business, such as reducing the interest rate until the next reset date, extending the amortization period thereby lowering the monthly payments, or changing the loan to interest only payments for a limited time period. At times, certain problem loans have been restructured by combining more than one of these options. The Bank believes that restructuring these loans in this manner will allow certain borrowers to become and remain current on their loans. The Bank classifies these loans as TDR. Loans which have been current for six consecutive months at the time they are restructured as TDR remain on accrual status. Loans which were delinquent at the time they are restructured as a TDR are placed on non-accrual status until they have made timely payments for six consecutive months. Loans that are restructured as TDR but are not performing in accordance with the restructured terms are excluded from the TDR table below, as they are placed on non-accrual status and reported as non-performing loans.

The following table shows loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	March 31,	December 31,
(In thousands)	2013	2012
Accrual Status:
Multi-family residential	$2,816	$2,348
Commercial real estate	3,810	3,263
One-to-four family - mixed-use property	2,326	2,338
One-to-four family - residential	371	374
Construction	2,833	3,500
Commercial business and other	4,436	3,849

Total	16,592	15,672

Non-accrual status:
Commercial real estate	3,571	3,872
Total	3,571	3,872

Total performing troubled debt restructured	$20,163	$19,544

During the three months ended March 31, 2013, three loans totaling $1.3 million were restructured as TDR.

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

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows non-performing assets at the periods indicated:

	March 31,	December 31,
(In thousands)	2013	2012
Loans 90 days or more past due
and still accruing:
Multi-family residential	$1,073	$-
Co-operative apartments	103	-
Construction	602	644
Total	1,778	644

Non-accrual loans:
Multi-family residential	21,261	16,486
Commercial real estate	14,554	15,640
One-to-four family - mixed-use property	16,029	18,280
One-to-four family - residential	13,686	13,726
Co-operative apartments	160	234
Construction	7,396	7,695
Small business administration	458	283
Commercial business and other	12,640	16,860
Total	86,184	89,204

Total non-performing loans	87,962	89,848

Other non-performing assets:
Real estate acquired through foreclosure	2,189	5,278
Investment securities	3,804	3,332
Total	5,993	8,610

Total non-performing assets	$93,955	$98,458

Included in non-accrual loans were five loans totaling $10.5 million and seven loans totaling $11.1 million which were restructured as TDR which were not performing in accordance with their restructured terms at March 31, 2013 and December 31, 2012, respectively.

The Bank’s non-performing assets totaled $93.6 million at March 31, 2013, a decrease of $4.9 million from $98.5 million at December 31, 2012. Total non-performing assets as a percentage of total assets were 2.09% at March 31, 2013 compared to 2.21% at December 31, 2012. The ratio of allowance for loan losses to total non-performing loans was 35% at March 31, 2013 and December 31, 2012.

The Bank’s non-performing loans totaled $87.6 million at March 31, 2013, a decrease of $2.3 million from $89.8 million at December 31, 2012. During the three months ended March 31, 2013, 48 loans totaling $18.0 million were added to non-performing loans, eight loans totaling $1.4 million were returned to performing status, 11 loans totaling $5.5 million were paid in full, 16 loans totaling $7.8 million were sold, four loans totaling $0.7 million were transferred to other real estate owned, and charge-offs of $5.4 million were recorded on non-performing loans that were non-performing at the beginning of the first quarter of 2013.

Non-performing investment securities include two pooled trust preferred securities for which we are not receiving payments. At March 31, 2013, these investment securities had a combined amortized cost and market value of $8.3 million and $3.8 million, respectively.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table shows our delinquent loans that are less than 90 days past due still accruing interest and considered performing at the periods indicated:

	March 31, 2013		December 31, 2012
	60 - 89 days	30 - 59 days	60 - 89 days	30 - 59 days
	(In thousands)

Multi-family residential	$2,542	$14,669	$4,827	$24,059
Commercial real estate	1,309	11,067	3,622	9,764
One-to-four family - mixed-use property	1,905	22,994	3,368	21,012
One-to-four family - residential	705	3,729	1,886	3,407
Co-operative apartments	-	-	-	-
Construction loans	-	-	-	2,462
Small Business Administration	-	31	-	404
Taxi medallion	-	-		-
Commercial business and other	1	62	6	2
Total delinquent loans	$6,462	$52,552	$13,709	$61,110

CRITICIZED AND CLASSIFIED ASSETS

Our policy is to review our assets, focusing primarily on the loan portfolio, other real estate owned and the investment portfolios, to ensure that the credit quality is maintained at the highest levels.  When weaknesses are identified, immediate action is taken to correct the problem through direct contact with the borrower or issuer. We then monitor these assets and, in accordance with our policy and current regulatory guidelines, we designate them as “Special Mention,” which is considered a “Criticized Asset,” and “Substandard,” “Doubtful,” or “Loss,” which are considered “Classified Assets,” as deemed necessary.  We designate an asset as Substandard when a well-defined weakness is identified that jeopardizes the orderly liquidation of the debt. We designate an asset as Doubtful when it displays the inherent weakness of a Substandard asset with the added provision that collection of the debt in full, on the basis of existing facts, is highly improbable. We designate an asset as Loss if it is deemed the debtor is incapable of repayment.  Loans that are designated as Loss are charged to the Allowance for Loan Losses.  Assets that are non-accrual are designated as Substandard, Doubtful or Loss. We designate an asset as Special Mention if the asset does not warrant designation within one of the other categories, but does contain a potential weakness that deserves closer attention. Our total Criticized and Classified assets were $199.9 million at March 31, 2013, a decrease of $24.3 million from $224.2 million at December 31, 2012.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the Banks’ assets designated as Criticized and Classified at March 31, 2013:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$11,153	$26,582	$-	$-	$37,735
Commercial real estate	8,600	26,515	-	-	35,115
One-to-four family - mixed-use property	11,813	22,945	-	-	34,758
One-to-four family - residential	2,842	15,315	-	-	18,157
Co-operative apartments	-	267	-	-	267
Construction loans	3,137	7,834	-	-	10,971
Small Business Administration	226	141	-	-	367
Commercial business and other	2,228	14,792	1,080	-	18,100
Total loans	39,999	114,391	1,080	-	155,470

Investment Securities: (1)
Pooled trust preferred securities	-	16,541	-	-	16,541
Private issue CMO	-	25,698	-	-	25,698
Total investment securities	-	42,239	-	-	42,239

Other Real Estate Owned	-	2,189	-	-	2,189
Total	$39,999	$158,819	$1,080	$-	$199,898

The following table sets forth the Bank’s assets designated as Criticized and Classified at December 31, 2012:

(In thousands)	Special Mention	Substandard	Doubtful	Loss	Total

Loans:
Multi-family residential	$16,345	$22,769	$-	$-	$39,114
Commercial real estate	11,097	27,877	-	-	38,974
One-to-four family - mixed-use property	13,104	26,506	-	-	39,610
One-to-four family - residential	5,223	15,328	-	-	20,551
Co-operative apartments	103	237	-	-	340
Construction loans	3,805	10,598	-	-	14,403
Small Business Administration	323	212	244	-	779
Commercial business and other	3,044	18,419	1,080	-	22,543
Total loans	53,044	121,946	1,324	-	176,314

Investment Securities: (1)
Pooled trust preferred securities	-	16,189	-	-	16,189
Private issue CMO	-	26,429	-	-	26,429
Total investment securities	-	42,618	-	-	42,618

Other Real Estate Owned	-	5,278	-	-	5,278
Total	$53,044	$169,842	$1,324	$-	$224,210

(1)   Our investment securities are classified as securities available for sale and as such are carried at their fair value in our Consolidated Financial Statements. The securities above had a fair value of $36.3 million and $35.2 million at March 31, 2013 and December 31, 2012, respectively. Under current applicable regulatory guidelines, we are required to disclose the classified investment securities, as shown in the tables above, at their book values (amortized cost, or fair value for securities that are under the fair value option). Additionally, the requirement is only for the Bank’s securities. Flushing Financial Corporation had one private issue trust preferred security with a market value of $0.3 million classified as Substandard at March 31, 2013 and two private issue trust preferred securities classified as Substandard with a combined market value of $0.8 million at December 31, 2012.

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

We designate investment securities as Substandard when the investment grade rating by one or more of the rating agencies is below investment grade. We have designated a total of nine investment securities that are held at the Bank as Substandard at March 31, 2013. Our classified investment securities at March 31, 2013 held by the Bank include five private issue CMOs rated below investment grade by one or more of the rating agencies, three issues of pooled trust preferred securities and one private issue trust preferred security. The Investment Securities which are classified as Substandard at March 31, 2013 are securities that were rated investment grade when we purchased them. These securities have each been subsequently downgraded by at least one rating agency to below investment grade. Through March 31, 2013, two of the pooled trust preferred securities and four private issue CMOs are not paying principal and interest as scheduled. We test each of these securities quarterly for impairment, through an independent third party.

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

In assessing the adequacy of the allowance, we review our loan portfolio by separate categories with similar risk and collateral characteristics, e.g., multi-family residential, commercial real estate, one-to-four family mixed-use property, one-to-four family residential, co-operative apartment, construction, SBA, commercial business, taxi medallion and consumer loans. Impaired loans are segregated and reviewed separately. All non-accrual loans and TDRs are considered impaired. Impaired loans secured by real estate are reviewed based on the fair value of their collateral. In connection with the determination of the allowance, the market value of collateral ordinarily is evaluated by our staff appraiser. On a quarterly basis, the estimated values of impaired mortgage loans are internally reviewed based on updated cash flows for income producing properties and, at times, an updated independent appraisal is obtained.  The loan balances of collateral dependent impaired loans are then compared to the loans updated fair value. The balance which exceeds fair value is generally charged-off. We do not allocate additional reserves to loans which have been written down to their fair value. When evaluating a loan for impairment, we do not rely on guarantees and the amount of impairment, if any, is based on the fair value of the collateral. We do not carry loans at a value in excess of the fair value due to a guarantee from the borrower. Impaired mortgage loans that were written down resulted from quarterly reviews or updated appraisals that indicated the properties’ estimated value had declined from when the loan was originated.  Loans classified as TDR which are performing in accordance with their modified terms are evaluated based on the projected discounted cash flow of the restructured loan at the loans effective interest rate prior to restructuring. A portion of the allowance for loan losses is allocated in the amount by which the recorded investment in the TDR exceeds the discounted cash flow. For non-collateralized impaired loans, management estimates any recoveries that are anticipated for each loan. A portion of the allowance is allocated to non-collateralized loans based on these estimates. Based on the review of impaired loans, which includes loans classified as TDR, a portion of the allowance was allocated to impaired loans in the amount of $1.4 million and $1.5 million at March 31, 2013 and December 31, 2012, respectively.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General provisions are established against performing loans in our portfolio in amounts deemed prudent by management. A portion of the allowance is allocated to the remaining portfolio based on historical loss experience. The historical loss period used for this allocation was three years. Management also prepared an additional analysis to ensure that the remaining portion of the allowance for possible loan losses is sufficient to cover losses inherent in the loan portfolio. This analysis considered: (1) the current economic environment, (2) delinquency and non-accrual trends, (3) classified loan trends, (4) the risk inherent in our loan portfolio and volume and trends of loan types, (5) recent trends in charge-offs, (6) changes in underwriting standards, (7) the experience, ability and depth of our lenders, and (8) collection policies and experience. Based on these reviews, management concluded the general portion of the allowance should be $29.6 million at March 31, 2013 and December 31, 2012, respectively, resulting in a total allowance of $31.0 million and $31.1 million at March 31, 2013 and December 31, 2012, respectively. The Board of Directors reviews and approves the adequacy of the allowance for loan losses on a quarterly basis. Management has concluded and the Board of Directors has concurred, that at March 31, 2013, the allowance was sufficient to absorb losses inherent in our loan portfolio.

 PART I – FINANCIAL INFORMATION
FLUSHING FINANCIAL CORPORATION and SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated:

	For the three months ended March 31,
(Dollars in thousands)	2013	2012

Balance at beginning of period	$31,104	$30,344

Provision for loan losses	6,000	6,000

Loans charged-off:
Multi-family residential	(1,488)	(1,061)
Commercial real estate	(681)	(1,780)
One-to-four family – mixed-use property	(2,606)	(1,468)
One-to-four family – residential	(691)	(826)
Co-operative apartments	(74)	(42)
Construction	(234)	(234)
Small Business Administration	(204)	(113)
Commercial business and other	(304)	(495)
Total loans charged-off	(6,282)	(6,019)

Recoveries:
Multi-family residential	11	57
Commercial real estate	80	70
One-to-four family – mixed-use property	53	56
One-to-four family – residential	31	1
Small Business Administration	30	9
Commercial business and other	-	100
Total recoveries	205	293

Net charge-offs	(6,077)	(5,726)

Balance at end of period	$31,027	$30,618

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.76%	0.72%
Ratio of allowance for loan losses to gross loans at end of period	0.97%	0.95%
Ratio of allowance for loan losses to non-performing
assets at end of period	33.16%	24.20%
Ratio of allowance for loan losses to non-performing
loans at end of period	35.43%	25.53%

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of these disclosure controls and procedures were effective.  During the period covered by this Quarterly Report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2013:

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1 to January 31, 2013	-	$-	-	385,962
February 1 to February 28, 2013	-	-	-	385,962
March 1 to March 31, 2013	18,560	16.24	18,560	367,402
Total	18,560	$16.24	18,560

On September 28, 2011, the Company announced the authorization by the Board of Directors of a new common stock repurchase program, which authorizes the purchase of up to 1,000,000 shares of the Company’s common stock.  During the three months ended March 31, 2013, the Company repurchased 18,560 shares of the Company’s common stock at an average cost of $16.24 per share.  At March 31, 2013, 367,402 shares remain to be repurchased under the current stock repurchase program.    Stock will be purchased under the current stock repurchase program from time to time, in the open market or through private transactions subject to market conditions. There is no expiration or maximum dollar amount under this authorization.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

Flushing Financial Corporation,

Dated: May 10, 2013                                                                            By: /s/John R. Buran
John R. Buran
President and Chief Executive Officer

Dated: May 10, 2013                                                                            By: /s/David W. Fry
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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (filed herewith)
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer (filed herewith)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Executive Officer (furnished herewith)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Chief Financial Officer (furnished herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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